Form 10-Q
period 2014-06-30
MICROSTRATEGY INC
filed 2014-07-30
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 22, 2014 was 9,073,710 and 2,227,327, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2013, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	1

	Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013	2

	Consolidated Statements of Operations for the Six Months Ended June 30, 2014 and 2013	3

	Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2014 and 2013	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6.	Exhibits	55

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,859	$220,171
Restricted cash	705	583
Short-term investments	255,680	137,198
Accounts receivable, net	57,525	86,181
Prepaid expenses and other current assets	19,041	14,260
Deferred tax assets, net	21,676	21,555

Total current assets	466,486	479,948
Property and equipment, net	85,023	85,445
Capitalized software development costs, net	7,376	10,295
Deposits and other assets	5,282	6,622
Deferred tax assets, net	4,191	3,204

Total assets	$568,358	$585,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,336	$39,946
Accrued compensation and employee benefits	57,604	79,495
Deferred revenue and advance payments	132,323	113,656
Deferred tax liabilities	594	422

Total current liabilities	230,857	233,519
Deferred revenue and advance payments	13,021	8,970
Other long-term liabilities	26,299	25,511
Deferred tax liabilities	56	7,188

Total liabilities	270,233	275,188

Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,478 shares issued and 9,073 shares outstanding, and 15,478 shares issued and 9,073 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,227 shares issued and outstanding, and 2,227 shares issued and outstanding, respectively	2	2
Additional paid-in capital	498,768	494,086
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(895)	(831)
Retained earnings	275,419	292,238

Total stockholders’ equity	298,125	310,326

Total liabilities and stockholders’ equity	$568,358	$585,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
Revenues:
Product licenses and subscription services	$35,266	$33,373
Product support	74,569	68,439
Other services	32,018	36,093

Total revenues	141,853	137,905

Cost of revenues:
Product licenses and subscription services	7,006	5,558
Product support	3,475	4,254
Other services	25,132	26,634

Total cost of revenues	35,613	36,446

Gross profit	106,240	101,459

Operating expenses:
Sales and marketing	60,956	52,686
Research and development	32,748	24,227
General and administrative	25,262	26,594

Total operating expenses	118,966	103,507

Loss from continuing operations	(12,726)	(2,048)
Interest income, net	32	322
Other expense, net	(474)	(419)

Loss from continuing operations before income taxes	(13,168)	(2,145)
Benefit from income taxes	(2,831)	(592)

Loss from continuing operations, net of tax	(10,337)	(1,553)

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0 and $0, respectively)	0	0
Loss from discontinued operations, net of tax benefit ($0 and $0, respectively)	0	0

Discontinued operations, net of tax	0	0

Net loss	$(10,337)	$(1,553)

Basic loss per share (1)
From continuing operations	$(0.91)	$(0.14)
From discontinued operations	0	0

Basic loss per share	$(0.91)	$(0.14)

Weighted average shares outstanding used in computing basic loss per share	11,301	11,301

Diluted loss per share (1)
From continuing operations	$(0.91)	$(0.14)
From discontinued operations	0	0

Diluted loss per share	$(0.91)	$(0.14)

Weighted average shares outstanding used in computing diluted loss per share	11,301	11,301

(1)	Basic and fully diluted loss per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
Revenues:
Product licenses and subscription services	$67,563	$64,196
Product support	146,050	133,789
Other services	66,144	70,103

Total revenues	279,757	268,088

Cost of revenues:
Product licenses and subscription services	13,241	10,918
Product support	7,018	8,455
Other services	48,363	52,974

Total cost of revenues	68,622	72,347

Gross profit	211,135	195,741

Operating expenses:
Sales and marketing	119,833	103,400
Research and development	60,810	50,044
General and administrative	51,565	53,006

Total operating expenses	232,208	206,450

Loss from continuing operations	(21,073)	(10,709)
Interest income, net	80	383
Other (expense) income, net	(1,592)	1,289

Loss from continuing operations before income taxes	(22,585)	(9,037)
Benefit from income taxes	(5,766)	(2,293)

Loss from continuing operations, net of tax	(16,819)	(6,744)

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0 and $37,548, respectively)	0	57,377
Loss from discontinued operations, net of tax benefit ($0 and $391, respectively)	0	(595)

Discontinued operations, net of tax	0	56,782

Net (loss) income	$(16,819)	$50,038

Basic (loss) earnings per share (1)
From continuing operations	$(1.49)	$(0.60)
From discontinued operations	0	5.03

Basic (loss) earnings per share	$(1.49)	$4.43

Weighted average shares outstanding used in computing basic (loss) earnings per share	11,301	11,298

Diluted (loss) earnings per share (1)
From continuing operations	$(1.49)	$(0.60)
From discontinued operations	0	5.03

Diluted (loss) earnings per share	$(1.49)	$4.43

Weighted average shares outstanding used in computing diluted (loss) earnings per share	11,301	11,298

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
Net loss	$(10,337)	$(1,553)
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(286)	173
Unrealized gain (loss) on short-term investments	10	(1)

Total other comprehensive (loss) income	(276)	172

Comprehensive loss	$(10,613)	$(1,381)

	Six Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
Net (loss) income	$(16,819)	$50,038
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(83)	(811)
Unrealized gain (loss) on short-term investments	19	(4)

Total other comprehensive loss	(64)	(815)

Comprehensive (loss) income	$(16,883)	$49,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(16,819)	$50,038
Plus: (Income) from discontinued operations, net of tax	0	(56,782)

Loss from continuing operations, net of tax	(16,819)	(6,744)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,260	13,102
Bad debt expense	2,033	1,395
Deferred taxes	(8,924)	(6,141)
Release of liabilities for unrecognized tax benefits	0	(1,446)
Share-based compensation expense	4,682	0
Excess tax benefits from share-based compensation arrangements	0	(23,580)
Changes in operating assets and liabilities:
Accounts receivable	26,443	12,706
Prepaid expenses and other current assets	(3,988)	1,714
Deposits and other assets	406	134
Accounts payable and accrued expenses	(5,107)	(2,122)
Accrued compensation and employee benefits	(21,897)	(12,515)
Deferred revenue and advance payments	22,226	9,701
Other long-term liabilities	2,055	(2,154)

Net cash provided by (used in) operating activities from continuing operations	14,370	(15,950)
Net cash used in operating activities from discontinued operations	0	(664)

Net cash provided by (used in) operating activities	14,370	(16,614)
Investing activities:
Proceeds from redemption of short-term investments	93,200	0
Purchases of property and equipment	(4,184)	(8,921)
Purchases of short-term investments	(211,603)	(129,043)
Capitalized software development costs	0	(1,736)
Increase in restricted cash	(90)	(84)

Net cash used in investing activities from continuing operations	(122,677)	(139,784)
Net cash provided by investing activities from discontinued operations	0	99,136

Net cash used in investing activities	(122,677)	(40,648)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	0	341
Excess tax benefits from share-based compensation arrangements	0	23,580
Payments on capital lease obligations and other financing arrangements	(341)	(324)

Net cash (used in) provided by financing activities from continuing operations	(341)	23,597
Net cash provided by financing activities from discontinued operations	0	0

Net cash (used in) provided by financing activities	(341)	23,597
Effect of foreign exchange rate changes on cash and cash equivalents	336	(2,040)

Net decrease in cash and cash equivalents	(108,312)	(35,705)
Cash and cash equivalents (including held-for-sale of $0 and $1,350, respectively), beginning of period	220,171	224,393

Cash and cash equivalents (including held-for-sale of $0 and $0, respectively), end of period	$111,859	$188,688

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$0	$3,793

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

Certain amounts in the prior year’s Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to current year presentation. Revenues and cost of revenues have been reclassified in the Consolidated Statements of Operations to reflect the new presentation of the Company’s three different types of revenue. In addition, bad debt expense, changes in accounts receivable, release of liabilities for unrecognized tax benefits, and changes in other long-term liabilities have been reclassified within operating activities in the Consolidated Statements of Cash Flows.

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

(2) Recent Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014. As a result, liabilities for unrecognized tax benefits of $0.9 million were netted against deferred tax assets, as of June 30, 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (1) the entity’s contracts with customers, (2) the significant

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

judgments, and changes in judgments, made in applying the guidance to those contracts, and (3) any assets recognized from the costs to obtain or fulfill a contract with a customer. ASU 2014-09 is effective for interim and annual periods beginning January 1, 2017. Early adoption is not permitted. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

(unaudited)

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands), as of:

		June 30, 2014
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total
Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$3	$0	$3
Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$131	$0	$131

		December 31, 2013
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total
Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$5	$0	$5
Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$46	$0	$46

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value. All foreign currency forward contracts outstanding as of June 30, 2014 were for durations of twelve months or less and consisted of the following sale contracts (in thousands):

	Notional Value Local Currency		Notional Value U.S. Dollar	Fair Value Gain (Loss) U.S. Dollar
Forward contracts to sell:
Australian Dollar	AUD	985	$900	$(6)
Brazilian Real	BRL	3,184	1,300	(11)
British Pound	GBP	950	1,600	(16)
Canadian Dollar	CAD	757	700	(3)
Chinese Renminbi	CNY	10,664	1,700	(13)
Euro	EUR	3,534	4,800	(49)
Indian Rupee	INR	19,347	300	(2)
Japanese Yen	JPY	131,508	1,300	(3)
Korean Won	KRW	881,552	850	(9)
Mexican Peso	MXN	4,001	300	(1)
Polish Zloty	PLN	4,980	1,600	(9)
Russian Rouble	RUB	7,323	200	0
Singapore Dollar	SGD	500	400	(1)
South African Rand	ZAR	6,769	600	3
Swedish Krona	SEK	1,698	250	(3)
Swiss Franc	CHF	268	300	(3)
Turkish New Lira	TRY	230	100	(1)
United Arab Emirates Dirham	AED	738	200	(1)

			$17,400	$(128)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in the fair value of our foreign currency forward contracts (in thousands) for each of the three and six months ended June 30, 2014 and 2013 were as follows:

	(Loss) Gain on Derivative Instruments Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2014	2013	2014	2013
Non-hedging derivative instruments:
Unrealized (loss) gain on foreign currency forward contracts	Other (expense) income, net	$(5)	$5	$(86)	$5
Realized loss on foreign currency forward contracts	Other (expense) income, net	$(307)	$0	$(562)	$0

There were no transfers among the levels within the fair value hierarchy during each of the three and six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at June 30, 2014 were $255.6 million, $255.6 million, and $255.6 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2013 were $137.2 million, $137.2 million, and $137.2 million, respectively. The gross unrecognized holding gains and losses were not material for each of the three and six months ended June 30, 2014 and 2013. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2014	2013
Billed and billable	$128,836	$190,446
Less: unpaid deferred revenue	(67,168)	(100,276)

Accounts receivable, gross	61,668	90,170
Less: allowance for doubtful accounts	(4,143)	(3,989)

Accounts receivable, net	$57,525	$86,181

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

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2014	2013
Current:
Deferred product licenses revenue	$14,487	$14,538
Deferred subscription services revenue	11,174	10,923
Deferred product support revenue	156,018	167,771
Deferred other services revenue	14,696	17,056

Gross current deferred revenue and advance payments	196,375	210,288
Less: unpaid deferred revenue	(64,052)	(96,632)

Net current deferred revenue and advance payments	$132,323	$113,656

Non-current:
Deferred product licenses revenue	$7,431	$4,401
Deferred subscription services revenue	949	1,161
Deferred product support revenue	6,696	5,877
Deferred other services revenue	1,061	1,175

Gross non-current deferred revenue and advance payments	16,137	12,614
Less: unpaid deferred revenue	(3,116)	(3,644)

Net non-current deferred revenue and advance payments	$13,021	$8,970

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third party claims arising from intellectual property infringement. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of June 30, 2014 or December 31, 2013.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements and licenses certain software under other financing arrangements. Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. As of December 31, 2013, the Company was leasing approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. In April 2014, the Company leased an additional 43,000 square feet of office space at its corporate headquarters location. The term of the amended lease expires in December 2020. At June 30, 2014 and December 31, 2013, deferred rent of $22.1 million and $20.1 million, respectively, is included in other long-term liabilities, and $1.9 million and $2.8 million, respectively, is included in current accrued expenses.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012 (the “New York Judgment”). DataTern appealed the New York Judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York Judgment and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the Federal Circuit. In January 2014, the Federal Circuit stayed DataTern’s appeal pending the disposition of DataTern’s appeal of the New York Judgment. In May 2014, the Federal Circuit affirmed the New York Judgment in part and reversed it in part. The Company expects to file a letter with the Federal Circuit regarding the status of the stayed appeal in light of the Federal Circuit’s May 2014 ruling. The Company has received indemnification requests from certain of its resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. In October 2013, following a series of motions by the parties, the court dismissed the case, entered judgment of non-infringement based on a stipulation of non-infringement filed by Vasudevan, and also granted MicroStrategy’s motion for summary judgment of invalidity, finding the four patents in the suit invalid. In November 2013, Vasudevan filed its Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Also in November 2013, Vasudevan filed a motion that was unopposed by the Company to consolidate the appeal with Vasudevan’s appeal of a related matter against TIBCO Software, which had also been dismissed by the District Court on summary judgment. In February 2014, in response to Vasudevan’s motion, the Court entered an order that the cases be treated as companion cases. The Court has scheduled oral argument for September 12, 2014. The outcome of this matter on appeal is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

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

(8) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. During each of the three and six months ended June 30, 2014 and 2013, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2014, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. The average price per share and aggregate cost amounts disclosed above include broker commissions.

(9) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2010. However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended in 2005 and forward that were used in later tax years. The Company’s major foreign tax jurisdictions and tax years that remain subject to examination are Germany for tax years 2009 forward, Poland for tax years 2010 forward, the United Kingdom and Spain for tax years 2011 forward, and China for tax years 2012 and forward. The Company is currently under tax examination in the United States for tax years 2011 and 2012 and in Germany for tax years 2009 to 2012.

As of June 30, 2014, the Company had recorded unrecognized tax benefits of $1.7 million, which are recorded in other long-term liabilities. If recognized, $1.2 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount. As of June 30, 2014, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.3 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30,	December 31,
	2014	2013
Deferred tax assets, net of deferred tax liabilities	$25,496	$17,226
Valuation allowance	(279)	(77)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$25,217	$17,149

The valuation allowance as of June 30, 2014 and December 31, 2013 primarily relates to certain foreign net operating loss carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2014 and applied that rate to its loss from continuing operations before income taxes in determining its benefit for income taxes for the six months ended June 30, 2014. The Company also records discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. The effective tax rate for the six months ended June 30, 2013 was calculated based on the actual benefit for income taxes for the six months ended June 30, 2013 (i.e., the “cut-off” method) because the Company determined that it was unable to make a reliable estimate of the annual effective tax rate as relatively small changes in its projected income or loss produced a significant variance in its annual effective tax rate.

For the six months ended June 30, 2014, the Company recorded a benefit for income taxes from continuing operations of $5.8 million that resulted in an effective tax rate of 25.5%, as compared to a benefit for income taxes from continuing operations of $2.3 million that resulted in an effective tax rate of 25.4% for the six months ended June 30, 2013. The change in the effective tax rate is mainly due to the change in the proportion of U.S. versus foreign income, offset by the release of liability for certain unrecognized tax benefits in the second quarter of 2013 and the 2012 U.S. research and development tax credit that was retrospectively reinstated and taken as a benefit in the first quarter of 2013.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income from continuing operations does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of June 30, 2014 and December 31, 2013, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $134.1 million and $160.5 million, respectively, and by non-U.S. entities was $233.4 million and $196.9 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $192.7 million at December 31, 2013. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use net operating loss carryforward tax assets, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal Revenue Code limitations, within the carryforward periods. Over the course of 2013 and the first half of 2014, we increased our headcount as part of our initiatives to focus on specific research and development as well as increased sales and marketing efforts. As a result of these initiatives, our operating expenses have increased. If our revenues in the future are not sufficient to offset these operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur additional operating losses. Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. If the Company is unable to achieve profitability in the near future, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

(10) Share-based Compensation

In September 2013, the Board of Directors approved the Company’s 2013 Stock Incentive Plan (the “2013 Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation. In April 2014, the Company’s stockholders approved the 2013 Plan at the Company’s annual meeting.

In September 2013, the Board of Directors also authorized 600,000 shares of the Company’s class A common stock for issuance under the 2013 Plan. In April 2014, the Board of Directors authorized, subject to stockholder approval, an amendment to the 2013 Plan to increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Plan from 600,000 to 1,500,000 shares. Also in April 2014, the Compensation Committee of the Board of Directors (the “Compensation Committee”) authorized, subject to stockholder approval, an additional amendment to the 2013 Plan to provide for automatic annual stock option grants to each of the Company’s non-employee directors with respect to 5,000 shares of the Company’s class A common stock, beginning in 2015. The Company considers stockholder approval of both amendments to the 2013 Plan to be perfunctory since the Company’s Chairman and Chief Executive Officer holds a majority of the total voting power of all the Company’s outstanding voting stock.

In April and May 2014, the Compensation Committee approved, in each case subject to stockholder approval of the amendment to the 2013 Plan to increase the total number of shares authorized for issuance, the grant of stock options to purchase an aggregate of 660,000 shares of class A common stock to certain Company executives and directors pursuant to the 2013 Plan. These awards, and any additional awards granted prior to stockholder approval, will be terminated or forfeited if stockholder approval is not obtained within 12 months of the date of grant of the awards, and no award may be exercised or settled prior to such stockholder approval. However, the Company expects to obtain stockholder approval of both amendments to the 2013 Plan at or before the Company’s annual meeting of stockholders in 2015. In the event stockholder approval is not obtained within 12 months of the grant date of any option awards, the cumulative share-based compensation expense associated with those stock option awards would be reversed. As of June 30, 2014, there were options to purchase 1,260,000 shares of class A common stock outstanding under the 2013 Plan (including the options to purchase 660,000 shares of class A common stock that are subject to stockholder approval of the amendment to the 2013 Plan to increase the total number of shares authorized for issuance) and 240,000 remaining shares of class A common stock authorized for issuance under the 2013 Plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Shares issued under the 2013 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Stock options that are granted under the 2013 Plan must have an exercise price equal to at least the fair market value of the Company’s class A common stock on the date of grant, become exercisable as established by the Board of Directors or the Compensation Committee, and expire no later than ten years following the date of grant. The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). The stock option awards granted to date vest in equal annual installments over an approximately four-year vesting period (unless accelerated upon a change in control event (as defined in the stock option agreement for the applicable award) or otherwise in accordance with provisions of the 2013 Plan or applicable option agreement).

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

Prior to the adoption of the 2013 Plan, the Company had maintained other share-based compensation plans with respect to the Company’s class A common stock (the “Other Stock Incentive Plans”), but had not granted any share-based awards under the Other Stock Incentive Plans since the first quarter of 2004 and is no longer authorized to grant any awards under such plans. As of June 30, 2014, there were no outstanding share-based awards granted under the Other Stock Incentive Plans.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended June 30, 2014:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of April 1, 2014	600	$92.84
Granted	660	120.90
Exercised	0	0
Forfeited/Expired	0	0

Balance as of June 30, 2014	1,260	$107.54

Exercisable as of June 30, 2014	0	$0	$0	0.0
Expected to vest as of June 30, 2014	1,260	$107.54	$41,683	9.5

Total	1,260	$107.54	$41,683	9.5

No stock options vested during the three months ended June 30, 2014. The Company expects all unvested options at June 30, 2014 to fully vest in future years in accordance with their vesting schedules and therefore share-based compensation expense has not been adjusted for any expected forfeitures. The weighted average grant date fair value of stock option awards using the Black-Scholes option pricing model was $54.01 for each share subject to a stock option granted during the three months ended June 30, 2014, based on the following assumptions:

	Three months ended
	June 30,
	2014	2013
Expected term of options in years	6.3	0.0
Expected volatility	42.4-42.5%	0.0%
Risk-free interest rate	2.2-2.3%	0.0%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2014, the Company recognized approximately $3.1 million and $4.7 million, respectively, in share-based compensation expense from stock options granted under the 2013 Plan. For the three and six months ended June 30, 2013, the Company did not recognize any share-based compensation expense from stock options granted under the 2013 Plan as no options had been granted under such plan. For each of the three and six months ended June 30, 2014 and 2013, the Company did not recognize any share-based compensation expense from stock options granted under the Other Stock Incentive Plans as all such options fully vested in prior years. As of June 30, 2014, there was approximately $54.1 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.6 years.

During the three and six months ended June 30, 2014, no windfall tax benefits were realized from the exercise of stock options. During the three and six months ended June 30, 2013, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in prior years under the Other Stock Incentive Plans. Accordingly, stockholders’ equity increased by $23.6 million during the six months ended June 30, 2013.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

MicroStrategy’s former subsidiary, Angel.com, previously maintained a stock incentive plan under which certain employees, officers, and directors of MicroStrategy and Angel.com were granted options to purchase shares of the class A common stock of Angel.com, subject to the satisfaction of both performance and continued service conditions. Share-based compensation expense would have been recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that were not expected to vest due to the failure to satisfy the continued service condition. In connection with the sale of Angel.com in the first quarter of 2013, the Angel.com stock incentive plan was terminated and all outstanding options thereunder were terminated in exchange for cash payments totaling $8.0 million. Prior to their termination, no share-based compensation expense was recognized for these awards for the three and six months ended June 30, 2013 because the performance condition had not been satisfied.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of June 30, 2014 and December 31, 2013, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three and six months ended June 30, 2014, 14,340 and 4,297 potential shares of common stock, respectively, under the 2013 Plan were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and six months ended June 30, 2013, 27 and 2,037 potential shares of common stock, respectively, under the Other Stock Incentive Plans were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

(12) Discontinued Operations

On March 15, 2013, the Company completed the sale of its equity interest in its Angel.com business for consideration to the Company of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax. On our Consolidated Statement of Operations, we classified operations of the Angel.com business as Loss from Discontinued Operations, net of tax, because we have no continuing involvement with or cash flows from this business following its divestiture. The following table summarizes the revenues and pre-tax loss generated by the Angel.com business during the three and six months ended June 30, 2013, in addition to the pre-tax gain on the sale of Angel.com recorded by the Company during the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Angel.com revenues	$0	$6,320
Angel.com pre-tax loss	$0	$986
MicroStrategy pre-tax gain on sale	$0	$94,925

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(13) Segment Information

The Company manages its business in one operating segment. As discussed in Note 12, the Angel.com business was sold on March 15, 2013. Prior to its divestiture, the Angel.com business was the sole component of the former operating segment “Other.” The Company’s one operating segment is engaged in the design, development, marketing, and sales of analytics software through licensing arrangements and cloud-based subscriptions and related services. It includes the MicroStrategy Analytics PlatformTM, MicroStrategy MobileTM, and MicroStrategy CloudTM. The Company has also included the MicroStrategy Loyalty PlatformTM, branded as MicroStrategy Alert, and the MicroStrategy Identity PlatformTM, branded as MicroStrategy UsherTM, as part of the one operating segment for the three and six months ended June 30, 2014 and 2013 because these platforms did not generate significant revenues during these periods. The following table presents total revenues from continuing operations, gross profit from continuing operations, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended June 30, 2014
Total revenues	$82,542	$43,933	$15,378	$141,853
Gross profit	$61,694	$31,905	$12,641	$106,240
Three months ended June 30, 2013
Total revenues	$83,287	$38,608	$16,010	$137,905
Gross profit	$61,154	$27,083	$13,222	$101,459
Six months ended June 30, 2014
Total revenues	$163,147	$87,070	$29,540	$279,757
Gross profit	$123,004	$63,845	$24,286	$211,135
Six months ended June 30, 2013
Total revenues	$160,595	$76,544	$30,949	$268,088
Gross profit	$117,280	$53,012	$25,449	$195,741
As of June 30, 2014
Long-lived assets	$85,706	$6,022	$5,953	$97,681
As of June 30, 2013
Long-lived assets	$95,206	$7,983	$6,489	$109,678

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and six months ended June 30, 2014 and 2013, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations.

For the three and six months ended June 30, 2014 and 2013, no individual customer accounted for 10% or more of total consolidated revenues from continuing operations.

As of June 30, 2014 and December 31, 2013, no individual foreign country accounted for 10% or more of total consolidated assets.

(14) Subsequent Events

In July 2014, the Company announced that it is developing a restructuring plan to streamline its workforce and spending to better align its cost structure with its business strategy. The Company expects to finalize the restructuring plan and to implement a substantial portion of the plan in the third quarter of 2014, with the remaining portion to be implemented in the fourth quarter of 2014.

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

The MicroStrategy Analytics Platform™ enables organizations to analyze vast amounts of data and distribute actionable business insight throughout an enterprise. Our analytics platform delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. The MicroStrategy Analytics Platform is compatible with MicroStrategy Analytics Desktop™, a standalone desktop tool, available free of charge and designed to enable business users to analyze and understand their data. With MicroStrategy Analytics Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

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

The MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Cloud together with related product and support services, continue to generate the vast majority of our revenue. During each of the three and six months ended June 30, 2014 and 2013, we did not generate significant revenues from the MicroStrategy Loyalty Platform or the MicroStrategy Identity Platform.

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Product licenses and subscription services	$35,266	$33,373	$67,563	$64,196
Product support	74,569	68,439	146,050	133,789
Other services	32,018	36,093	66,144	70,103

Total revenues	141,853	137,905	279,757	268,088

Cost of revenues
Product licenses and subscription services	7,006	5,558	13,241	10,918
Product support	3,475	4,254	7,018	8,455
Other services	25,132	26,634	48,363	52,974

Total cost of revenues	35,613	36,446	68,622	72,347

Gross profit	106,240	101,459	211,135	195,741

Operating expenses
Sales and marketing	60,956	52,686	119,833	103,400
Research and development	32,748	24,227	60,810	50,044
General and administrative	25,262	26,594	51,565	53,006

Total operating expenses	118,966	103,507	232,208	206,450

Loss from continuing operations	$(12,726)	$(2,048)	$(21,073)	$(10,709)

The analytics market is highly competitive and our results of operations depend on our ability to market and sell offerings that provide customers with greater value than those offered by our competitors. Within the analytics space we predominantly compete with two categories of vendors: 1) megavendors (IBM, SAP AG, and Oracle) that provide one or more analytics products as part of their enterprise product portfolio and typically compete for larger opportunities; and 2) independent data discovery vendors like Tableau Software, TIBCO Spotfire, and QlikTech that mainly compete for small to medium-size opportunities. Our success depends on the effectiveness with which we can differentiate our product from both the megavendors and the independent vendors across large, mid-sized, and small opportunities.

Organizations have sought, and we expect may continue to seek, to standardize their various analytics applications around a single software platform. This trend presents both opportunities and challenges for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our analytics installations with existing customers. On the other hand, it presents the challenge that we may not be able to penetrate accounts that a competitor has penetrated or in which a competitor is the incumbent analytics provider.

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

In addition, there is increased market demand for analysis of a wider variety of data sources, including sensor data, social data, web log data, and other data types. These new data sources are driving massive increases in the volume of data that can potentially be analyzed (“Big Data”), which in turn is accelerating development of new storage technologies like Hadoop and NoSQL databases. The demand for analytics on Big Data represents an opportunity for MicroStrategy, as it opens up new potential applications and use cases for our technology. It also creates a challenge as we will need to continually enhance our technology to support emerging data sources; deliver faster performance necessary to support analysis against large scale data sets; and support analysis of a wider variety of data types, such as unstructured, semi-structured, and streaming data.

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•	a major simplification of our product packaging structure aimed at delivering the best end-to-end customer and partner experience, making it easier to acquire and deploy the MicroStrategy platform, and delivering free upgrades to premium capabilities for existing customers, empowering new and existing clients to realize the full potential of their analytical applications;

•	enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale analytics operations, such as our introduction of MicroStrategy PRIME™, a massively scalable, cloud-based, in-memory analytics service designed to deliver high performance for complex analytical applications that have the largest data sets and highest user concurrency;

•	extension of the analytic breadth of our technology with greater statistical and predictive capabilities through integration with the “R” open source project, a widely-used statistical programming language;

•	extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “visual data discovery” or “agile analytics,” by adding new user interface flows, new visualizations, new exploration features, and new capabilities for the importation of end user data;

•	introduction of new channels to enable customers to access our analytics capabilities in the form of MicroStrategy Analytics Desktop and MicroStrategy Analytics Express;

•	enhancement of our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users;

•	expansion of our offerings to include platforms derived from our software technology base, such as the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform;

•	increased sales and marketing activities to enhance corporate branding, obtain new customers, expand and strengthen our existing customer base, and establish MicroStrategy as a solution for mobile apps that extends significantly beyond mobile analytics, while retaining all of the benefits of our analytics platform heritage;

•	maintenance of a dedicated performance engineering team and conduct of research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes;

•	investment in software engineering to further enhance the MicroStrategy Mobile product suite to empower our customers with a toolset to enable them to build consequential and durable mobile business apps; and

•	continued investment in the company’s differentiated cloud offerings of business intelligence, data hosting, and data integration capabilities, enabling a robust selection of self-managed and fully-managed cloud offerings in five continents and over 10 global data centers allowing us to penetrate new markets and customer bases.

As part of these initiatives, we invested significantly in our research and development capabilities during 2013 and continued to make additional investments during the first half of 2014. In 2014, we expect the level of investments and related expenses to be higher than in 2013. We generated a loss from continuing operations, net of tax, for each of the three and six months ended June 30, 2014. If our revenues are not sufficient to offset increased operating expenses or we are unable to adjust our operating expenses in response to any shortfall in anticipated revenue in a timely manner, we may continue to incur operating losses on a quarterly or annual basis.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success, and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

As of June 30, 2014, we had a total of 3,411 employees, of whom 1,534 were based in the United States and 1,877 were based internationally. Of our 3,411 employees, 920 were engaged in sales and marketing, 1,101 in research and development, 927 in subscription, product support, consulting, and education services, and 463 in finance, administration, and corporate operations.

As of December 31, 2013, we were leasing approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. In April 2014, we leased an additional 43,000 square feet of office space at our corporate headquarters location. The term of the amended lease expires in December 2020. We recognize lease expense ratably over the term of the lease.

As discussed in Note 10, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock under our amended 2013 Stock Incentive Plan (the “2013 Plan”). Share-based compensation expense (in thousands) from these stock option awards was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales and marketing	$124	$0	$124	$0
Research and development	352	0	618	0
General and administrative	2,608	0	3,940	0

Total share-based compensation expense	$3,084	$0	$4,682	$0

We estimate that approximately $54.1 million of additional share-based compensation expense for options granted under the 2013 Plan will be recognized over a remaining weighted average period of 3.6 years.

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

In July 2014, we announced that we are developing a restructuring plan to streamline our workforce and spending to better align our cost structure with our business strategy. We expect to finalize the restructuring plan and to implement a substantial portion of the plan in the third quarter of 2014, with the remaining portion to be implemented in the fourth quarter of 2014. The restructuring plan is expected to deliver annualized pre-tax savings of at least $40.0 million. The total charges resulting from this plan are expected to be approximately $3.0 million to $5.0 million.

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

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from our non-GAAP financial measure, will continue to be a significant recurring expense over the next four years and is an important part of the compensation provided to certain executives and directors. Our non-GAAP financial measure is not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP. We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance, and use the non-GAAP financial measure only supplementally.

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Reconciliation of non-GAAP loss from continuing operations:
Loss from continuing operations	$(12,726)	$(2,048)	$(21,073)	$(10,709)
Share-based compensation expense	3,084	0	4,682	0

Non-GAAP loss from continuing operations	$(9,642)	$(2,048)	$(16,391)	$(10,709)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
International product licenses and subscription services revenues	$(73)	$(519)	$(284)	$(897)
International product support revenues	508	(260)	295	(725)
International other services revenues	289	(241)	194	(573)
Cost of product support revenues	46	(41)	53	(81)
Cost of other services revenues	337	(65)	316	(145)
Sales and marketing expenses	329	(376)	87	(786)
Research and development expenses	96	123	300	161
General and administrative expenses	109	(49)	(37)	(140)

For example, if there had been no change to foreign currency exchange rates from 2013 to 2014, international product licenses and subscription services revenues would have been $13.8 million rather than $13.7 million and $28.0 million rather than $27.8 million for the three and six months ended June 30, 2014, respectively. If there had been no change to foreign currency exchange rates from 2013 to 2014, sales and marketing expenses would have been $60.6 million rather than $61.0 million and $119.7 million rather than $119.8 million for the three and six months ended June 30, 2014, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2014 and 2013

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$16,408	$18,250	-10.1%	$30,877	$34,806	-11.3%
International	12,975	12,355	5.0%	26,362	24,167	9.1%

Total product licenses revenues	29,383	30,605	-4.0%	57,239	58,973	-2.9%

Subscription Services	5,883	2,768	112.5%	10,324	5,223	97.7%

Total product licenses and subscription services revenues	$35,266	$33,373	5.7%	$67,563	$64,196	5.2%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	3	6	6
Between $0.5 million and $1.0 million in licenses revenue recognized	7	11	12	19

Total	9	14	18	25

Domestic:
More than $1.0 million in licenses revenue recognized	2	3	6	5
Between $0.5 million and $1.0 million in licenses revenue recognized	4	7	5	13

Total	6	10	11	18

International:
More than $1.0 million in licenses revenue recognized	0	0	0	1
Between $0.5 million and $1.0 million in licenses revenue recognized	3	4	7	6

Total	3	4	7	7

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$3,720	$3,224	15.4%	$9,437	$7,058	33.7%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,529	6,737	-32.8%	7,605	12,685	-40.0%
Less than $0.5 million in licenses revenue recognized	21,134	20,644	2.4%	40,197	39,230	2.5%

Total	29,383	30,605	-4.0%	57,239	58,973	-2.9%

Domestic:
More than $1.0 million in licenses revenue recognized	3,720	3,224	15.4%	9,437	5,981	57.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,733	4,390	-37.7%	3,430	8,614	-60.2%
Less than $0.5 million in licenses revenue recognized	9,955	10,636	-6.4%	18,010	20,211	-10.9%

Total	16,408	18,250	-10.1%	30,877	34,806	-11.3%

International:
More than $1.0 million in licenses revenue recognized	0	0	0.0%	0	1,077	-100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,796	2,347	-23.5%	4,175	4,071	2.6%
Less than $0.5 million in licenses revenue recognized	11,179	10,008	11.7%	22,187	19,019	16.7%

Total	$12,975	$12,355	5.0%	$26,362	$24,167	9.1%

Product licenses revenues decreased $1.2 million and $1.7 million for the three and six months ended June 30, 2014, respectively, as compared to the same period in the prior year. For the three months ended June 30, 2014 and 2013, product licenses transactions with more than $0.5 million in recognized revenue represented 28.1% and 32.5%, respectively, of our product licenses revenues. For the six months ended June 30, 2014, our top three product licenses transactions totaled $5.9 million in recognized revenue, or 10.3% of total product licenses revenues, compared to $3.9 million, or 6.6% of total product licenses revenues, for the six months ended June 30, 2013.

Domestic product licenses revenues. Domestic product licenses revenues decreased $1.8 million for the three months ended June 30, 2014, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million and a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in average deal size of transactions with more than $1.0 million in recognized revenue.

Domestic product licenses revenues decreased $3.9 million for the six months ended June 30, 2014, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million and a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $0.6 million for the three months ended June 30, 2014, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of transactions with less than $0.5 million in recognized revenue, partially offset by a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

International product licenses revenues increased $2.2 million for the six months ended June 30, 2014, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of transactions with less than $0.5 million in recognized revenue and an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by the fact that we did not recognize revenue on any transaction in excess of $1.0 million during the three months ended June 30, 2014.

Subscription services revenues. Subscription services revenues are derived primarily from MicroStrategy Cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $3.1 million and $5.1 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily due to the recognition of $1.0 million in previously deferred revenue for one large customer and an increase in the number of new customers as our MicroStrategy Cloud business has continued to grow.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Product Support Revenues:
Domestic	$42,973	$39,632	8.4%	$84,379	$77,358	9.1%
International	31,596	28,807	9.7%	61,671	56,431	9.3%

Total product support revenues	$74,569	$68,439	9.0%	$146,050	$133,789	9.2%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues increased $6.1 million and $12.3 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily due to an increase in the number of new product support contracts and more timely renewals at quarter-end.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Other Services Revenues:
Consulting
Domestic	$15,746	$20,400	-22.8%	$34,269	$38,877	-11.9%
International	12,564	11,646	7.9%	24,429	23,155	5.5%

Total consulting revenues	28,310	32,046	-11.7%	58,698	62,032	-5.4%

Education	3,708	4,047	-8.4%	7,446	8,071	-7.7%

Total other services revenues	$32,018	$36,093	-11.3%	$66,144	$70,103	-5.6%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased for the three and six months ended June 30, 2014, as compared to the same periods in the prior year, primarily due to a decrease in billable hours with customers in the domestic and Latin America regions, partially offset by an increase in billable hours with customers in the EMEA region.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased for the three and six months ended June 30, 2014, as compared to the same periods in the prior year, primarily due to lower overall contract values, a decrease in private and custom courses delivered, and shifting demand from traditional classroom training to virtual training in the domestic and Latin America regions.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$2,086	$1,621	28.7%	$3,914	$3,214	21.8%
Subscription services	4,920	3,937	25.0%	9,327	7,704	21.1%

Total product licenses and subscription services	7,006	5,558	26.1%	13,241	10,918	21.3%

Product support	3,475	4,254	-18.3%	7,018	8,455	-17.0%
Other services:
Consulting	23,266	25,024	-7.0%	44,989	49,660	-9.4%
Education	1,866	1,610	15.9%	3,374	3,314	1.8%

Total other services	25,132	26,634	-5.6%	48,363	52,974	-8.7%

Total cost of revenues	$35,613	$36,446	-2.3%	$68,622	$72,347	-5.1%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.5 million for the three months ended June 30, 2014, as compared to the same period in the prior year, due to a $0.5 million increase in referral fees related to channel partners. Cost of product licenses revenues increased $0.7 million for the six months ended June 30, 2014, as compared to the same period in the prior year, due to a $0.9 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.4 in October 2013 and a $0.5 million increase in referral fees related to channel partners, partially offset by a $0.4 million decrease in amortization of capitalized software development costs related to MicroStrategy Mobile, which became fully amortized in June 2013, and a $0.3 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2, which became fully amortized in March 2014. We expect to amortize the remaining balance of our products’ capitalized software development costs as of June 30, 2014 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of June 30, 2014	Amortization Period
	(in thousands)	(in months)
MicroStrategy 9.3	$3,298	15
MicroStrategy 9.4	4,078	27

Total capitalized software development costs	$7,376

All of the above software now form part of the MicroStrategy Analytics Platform.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues increased $1.0 million for the three months ended June 30, 2014, as compared to the same period in the prior year, due to a $1.0 million increase in compensation and related costs due to an increase in staffing levels and a $0.1 million increase in facility and other related support costs, partially offset by a $0.1 million decrease in consulting and advisory costs. Subscription services headcount increased 96.7% to 59 at June 30, 2014 from 30 at June 30, 2013.

Cost of subscription services revenues increased $1.6 million for the six months ended June 30, 2014, as compared to the same period in the prior year, due to a $1.4 million increase in compensation and related costs due to an increase in staffing levels and a $0.4 million increase in facility and other related support costs, partially offset by a $0.2 million decrease in consulting and advisory costs.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues decreased $0.8 million for the three months ended June 30, 2014, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.1 million decrease in facility and other related support costs, and a $0.1 million decrease in consulting and advisory costs. Product support headcount decreased 17.4% to 142 at June 30, 2014 from 172 at June 30, 2013.

Cost of product support revenues decreased $1.4 million for the six months ended June 30, 2014, as compared to the same period in the prior year, primarily due to a $1.0 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.2 million decrease in facility and other related support costs, and a $0.1 million decrease in travel and entertainment expenditures.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $1.8 million for the three months ended June 30, 2014, as compared to the same period in the prior year, due to a $1.7 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.3 million decrease in facility and other related support costs, and a $0.2 million decrease in travel and entertainment expenditures, partially offset by a $0.4 million increase in consulting and advisory costs. Consulting headcount decreased 9.8% to 683 at June 30, 2014 from 757 at June 30, 2013.

Cost of consulting revenues decreased $4.7 million for the six months ended June 30, 2014, as compared to the same period in the prior year, primarily due to a $3.1 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.0 million decrease in travel and entertainment expenditures, a $0.4 million decrease in facility and other related support costs, and a $0.1 million decrease in consulting and advisory costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues increased $0.3 million for the three months ended June 30, 2014, as compared to the same period in the prior year, due to a $0.2 million increase in consulting and advisory costs and a $0.1 million increase in compensation and related costs due to a slight increase in staffing levels. Education headcount increased 2.4% to 43 at June 30, 2014 from 42 at June 30, 2013.

Cost of education revenues increased $0.1 million for the six months ended June 30, 2014, as compared to the same period in the prior year, due to a $0.1 million increase in consulting and advisory costs.

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Sales and marketing expenses	$60,956	$52,686	15.7%	$119,833	$103,400	15.9%

Sales and marketing expenses increased $8.3 million for the three months ended June 30, 2014, as compared to the same period in 2013, due to a $4.3 million increase in compensation and related costs, a $1.8 million increase in marketing and advertising costs, a $0.6 million increase in travel and entertainment expenditures, a $0.6 million increase in recruiting costs, a $0.5 million increase in consulting and advisory costs, a $0.4 million increase in facility and other related support costs, and a $0.1 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan. Sales and marketing headcount increased 14.7% to 920 at June 30, 2014 from 802 at June 30, 2013.

As a result of stock options granted under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense. We estimate that approximately $3.0 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.9 years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

Sales and marketing expenses increased $16.4 million for the six months ended June 30, 2014, as compared to the same period in 2013, due to a $8.8 million increase in compensation, variable compensation, and related costs, a $2.9 million increase in marketing and advertising costs, a $1.4 million increase in travel and entertainment expenditures, a $1.3 million increase due to previously disputed variable compensation, a $0.8 million increase in facility and other related support costs, a $0.6 million increase in consulting and advisory costs, a $0.5 million increase in recruiting costs, and a $0.1 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
General and administrative expenses	$25,262	$26,594	-5.0%	$51,565	$53,006	-2.7%

General and administrative expenses decreased $1.3 million for the three months ended June 30, 2014, as compared to the same period in the prior year, primarily due to a $1.5 million decrease in variable compensation primarily due to the fact that variable compensation in the prior year included additional amounts incurred as a result of the sale of Angel.com, a $1.4 million decrease in legal, consulting, and other advisory costs, a $0.5 million decrease in facility and other related support costs, and a $0.3 million decrease in travel and entertainment expenditures, partially offset by a $2.6 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan. General and administrative headcount decreased 2.3% to 463 at June 30, 2014 from 474 at June 30, 2013. We do not expect to increase general and administrative headcount significantly in the near term.

As a result of stock options granted under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense. We estimate that approximately $45.7 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 3.6 years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

General and administrative expenses decreased $1.4 million for the six months ended June 30, 2014, as compared to the same period in the prior year, primarily due to a $2.8 million decrease in legal, consulting, and other advisory costs, a $2.8 million decrease in variable compensation primarily due to the fact that variable compensation in the prior year included additional amounts incurred as a result of the sale of Angel.com, and a $0.6 million decrease in facility and other related support costs, partially offset by a $3.9 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan and a $1.1 million increase in compensation and related costs due to an increase in average staffing levels.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Gross research and development expenses before capitalized software development costs	$32,748	$25,963	26.1%	$60,810	$51,780	17.4%
Capitalized software development costs	0	(1,736)	-100.0%	0	(1,736)	-100.0%

Total research and development expenses	$32,748	$24,227	35.2%	$60,810	$50,044	21.5%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,295	$1,353	-4.3%	$2,919	$2,706	7.9%

Research and development expenses, before capitalization of software development costs, increased $6.8 million for the three months ended June 30, 2014, as compared to the same period in the prior year, primarily due to a $5.7 million increase in compensation and related costs due to an increase in staffing levels, a $0.7 million increase in recruiting costs, and a $0.4 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, partially offset by a $0.2 million decrease in consulting and advisory costs. Research and development headcount increased 21.1% to 1,101 at June 30, 2014 from 909 at June 30, 2013.

As a result of stock options granted under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense. We estimate that approximately $5.4 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 3.4 years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

Research and development expenses, before capitalization of software development costs, increased $9.0 million for the six months ended June 30, 2014, as compared to the same period in the prior year, primarily due to a $8.2 million increase in compensation and related costs due to an increase in staffing levels, a $1.2 million increase in recruiting costs, and a $0.6 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, partially offset by a $1.2 million decrease in consulting and advisory costs.

For the six months ended June 30, 2014, our research and development effort was focused on the following: 68.7% on the MicroStrategy Analytics Platform, MicroStrategy Mobile, MicroStrategy Cloud, and internal information technology initiatives and 31.3% on other research and development, including the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform.

Other (Expense) Income, Net

Other (expense) income, net is comprised primarily of realized gains and losses on our foreign currency forward contracts and foreign currency transaction gains and losses. For the three months ended June 30, 2014, other expense, net, of $0.5 million was comprised of $0.3 million in realized losses from the settlement of certain foreign currency forward contracts and $0.3 million in impairment losses related to software developed for internal use, offset by $0.1 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations. For the six months ended June 30, 2014, other expense, net, of $1.6 million was comprised of $0.7 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, $0.6 million in realized losses from the settlement of certain foreign currency forward contracts, and $0.3 million in impairment losses related to software developed for internal use.

Provision for Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2014 and applied that rate to the loss from continuing operations before income taxes in determining the benefit for income taxes for the six months ended June 30, 2014. We also record discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur. The effective tax rate for the six months ended June 30, 2013 was calculated based on the actual benefit for income taxes for the six months ended June 30, 2013 (i.e. the “cut-off” method) because we determined that we were unable to make a reliable estimate of the annual effective tax rate as relatively small changes in the projected income or loss produced significant variances in the annual effective tax rate.

For the six months ended June 30, 2014, we recorded a benefit for income taxes from continuing operations of $5.8 million that resulted in an effective tax rate of 25.5%, as compared to a benefit for income taxes from continuing operations of $2.3 million that resulted in an effective tax rate of 25.4% for the six months ended June 30, 2013. The change in the effective tax rate is mainly due to the change in the proportion of U.S. versus foreign income, offset by the release of liability for certain unrecognized tax benefits in the second quarter of 2013 and the 2012 U.S. research and development tax credit that was retrospectively reinstated and taken as a benefit in the first quarter of 2013.

As of June 30, 2014, we estimated that we had U.S. federal net operating loss carryforwards of $15.2 million and foreign net operating loss carryforwards of $5.3 million. As of June 30, 2014, we estimated that we had U.S. and foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $25.2 million. As of June 30, 2014, we had a valuation allowance of $0.3 million primarily related to certain foreign net operating loss carryforwards that, in our present estimation, more likely than not will not be realized.

Over the course of 2013 and the first half of 2014, we increased our headcount as part of our initiatives to focus on specific research and development as well as increased sales and marketing efforts. As a result of these initiatives, our operating expenses have increased. If our revenues in the future are not sufficient to offset these operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur additional operating losses. If we are unable to achieve profitability in the near future, particularly relating to our U.S. operations, we may be required to increase the valuation allowance against our deferred tax assets. We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2014	2013	2013
Current:
Deferred product licenses revenue	$14,487	$14,538	$11,125
Deferred subscription services revenue	11,174	10,923	8,880
Deferred product support revenue	156,018	167,771	149,280
Deferred other services revenue	14,696	17,056	13,700

Gross current deferred revenue and advance payments	196,375	210,288	182,985
Less: unpaid deferred revenue	(64,052)	(96,632)	(74,830)

Net current deferred revenue and advance payments	$132,323	$113,656	$108,155

Non-current:
Deferred product licenses revenue	$7,431	$4,401	$3,306
Deferred subscription services revenue	949	1,161	1,004
Deferred product support revenue	6,696	5,877	6,709
Deferred other services revenue	1,061	1,175	1,537

Gross non-current deferred revenue and advance payments	16,137	12,614	12,556
Less: unpaid deferred revenue	(3,116)	(3,644)	(3,102)

Net non-current deferred revenue and advance payments	$13,021	$8,970	$9,454

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $10.4 million as of June 30, 2014, as compared to December 31, 2013, primarily due to the recognition of previously deferred product support and other services revenues, partially offset by deferred revenue from new product licenses contracts. Total gross deferred revenue and advance payments increased $17.0 million as of June 30, 2014, as compared to June 30, 2013, due to an increase in deferred revenue from new product licenses, subscription services, product support, and other services contracts.

We expect to recognize approximately $196.4 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of June 30, 2014, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2019 totaling approximately $123.0 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

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

As of June 30, 2014 and December 31, 2013, the amount of cash and cash equivalents and short-term investments held by U.S. entities were $134.1 million and $160.5 million, respectively, and by non-U.S. entities were $233.4 million and $196.9 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $192.7 million at December 31, 2013. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

The following table sets forth a summary of our cash flows from continuing operations (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended
	June 30,		%
	2014	2013	Change
Net cash provided by (used in) operating activities from continuing operations	$14,370	$(15,950)	-190.1%
Net cash used in investing activities from continuing operations	$(122,677)	$(139,784)	-12.2%
Net cash (used in) provided by financing activities from continuing operations	$(341)	$23,597	-101.4%

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

Net cash provided by operating activities from continuing operations was $14.4 million for the six months ended June 30, 2014. Net cash used in operating activities from continuing operations was $16.0 million for the six months ended June 30, 2013. The increase in net cash provided by operating activities from continuing operations during the six months ended June 30, 2014, as compared to the same period in the prior year, was primarily due to a $27.7 million increase from changes in non-cash items and a $12.7 million change in operating assets and liabilities, partially offset by a $10.1 million increase in loss from continuing operations, net of tax. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities from Continuing Operations. The changes in net cash used in investing activities from continuing operations primarily relate to purchases and redemptions of short-term investments, expenditures on property and equipment, and capitalized software development costs. Net cash used in investing activities from continuing operations was $122.7 million and $139.8 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in net cash used in investing activities from continuing operations for the six months ended June 30, 2014, as compared to the same period in the prior year, was primarily due to a $93.2 million increase in proceeds from the redemption of U.S. Treasury securities, a $4.7 million decrease in purchases of property and equipment, comprised primarily of decreases in expenditures for computer equipment and software, and a $1.7 million decrease in capitalized software development costs, partially offset by a $82.6 million increase in purchases of short-term investments.

Net Cash (Used in) Provided by Financing Activities from Continuing Operations. The changes in net cash (used in) provided by financing activities from continuing operations primarily relate to the exercise of employee stock options. Net cash used in financing activities from continuing operations was $0.3 million for the six months ended June 30, 2014. Net cash provided by financing activities from continuing operations was $23.6 million for the six months ended June 30, 2013. The increase in net cash used in financing activities from continuing operations for the six months ended June 30, 2014, as compared to the same period in the prior year, was due to a $23.6 million decrease in excess tax benefits, generated primarily from stock option exercises in previous years, that were recognized in 2013 due to the taxable gain arising from the sale of Angel.com, and a $0.3 million decrease in proceeds from the exercise of employee stock options.

Contractual Obligations. As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of June 30, 2014:

	Payments due by period ended June 30,
	Total	2015	2016-2017	2018-2019	Thereafter
Contractual Obligations:
Operating leases	$142,160	$27,859	$47,738	$37,042	$29,521
Capital leases and other financing arrangements	3,630	2,235	1,395	0	0

Total	$145,790	$30,094	$49,133	$37,042	$29,521

Unrecognized Tax Benefits. As of June 30, 2014, we had $1.7 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits have been netted against deferred tax assets upon adoption of Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), and are recorded in other long-term liabilities. The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2014.

Off-Balance Sheet Arrangements. As of June 30, 2014, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014. As a result, liabilities for unrecognized tax benefits of $0.9 million were netted against deferred tax assets, as of June 30, 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (1) the entity’s contracts with customers, (2) the significant judgments, and changes in judgments, made in applying the guidance to those contracts, and (3) any assets recognized from the costs to obtain or fulfill a contract with a customer. ASU 2014-09 is effective for interim and annual periods beginning January 1, 2017. Early adoption is not permitted. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of June 30, 2014, we held approximately $255.6 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 41.8% and 39.6% of our total revenues from continuing operations for the three months ended June 30, 2014 and 2013, respectively, and 41.7% and 40.1% of our total revenues from continuing operations for the six months ended June 30, 2014 and 2013, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of June 30, 2014 and December 31, 2013, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of our foreign currency forward contracts, would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3% and 0.4%, respectively. The decrease in exposure to an adverse change in foreign currency rates as of June 30, 2014 was primarily due to a decrease of cash balances in our non-U.S. dollar based bank accounts as compared to December 31, 2013. Our foreign currency forward contracts further decrease the negative impact that a 10% adverse change in foreign currency exchange rates would have on our aggregate reported cash and cash equivalents and short-term investments from 0.3% to 0.1% as of June 30, 2014. If average exchange rates during the six months ended June 30, 2014 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2014 would have decreased by 3.8%. During the six months ended June 30, 2014, our revenues increased 0.1% as a result of a 1.0% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012 (the “New York Judgment”). DataTern appealed the New York Judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York Judgment and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the Federal Circuit. In January 2014, the Federal Circuit stayed DataTern’s appeal pending the disposition of DataTern’s appeal of the New York Judgment. In May 2014, the Federal Circuit affirmed the New York Judgment in part and reversed it in part. We expect to file a letter with the Federal Circuit regarding the status of the stayed appeal in light of the Federal Circuit’s May 2014 ruling. We have received indemnification requests from certain of our resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. In October 2013, following a series of motions by the parties, the court dismissed the case, entered judgment of non-infringement based on a stipulation of non-infringement filed by Vasudevan, and also granted MicroStrategy’s motion for summary judgment of invalidity, finding the four patents in the suit invalid. In November 2013, Vasudevan filed its Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Also in November 2013, Vasudevan filed a motion that was unopposed by the Company to consolidate the appeal with Vasudevan’s appeal of a related matter against TIBCO Software, which had also been dismissed by the District Court on summary judgment. In February 2014, in response to Vasudevan’s motion, the Court entered an order that the cases be treated as companion cases. The Court has scheduled oral argument for September 12, 2014. The outcome of this matter on appeal is not presently determinable.

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

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

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

We may not be able to achieve profitability in the future

We generated a loss from continuing operations, net of tax, for the six months ended June 30, 2014, and we may not be able to achieve profitability on a quarterly or annual basis in the future.

Over the course of 2013 and the first half of 2014, we increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for analytics applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on Big Data, mobile applications, cloud-based services, loyalty, and identity trends in the marketplace, as well as increased sales and marketing efforts. As a result of these initiatives, our operating expenses have increased. In addition, option awards granted under our stock incentive plan are expected to result in our recognizing additional share-based compensation expense of approximately $54.1 million over the remaining weighted average vesting period of approximately 3.6 years. If our revenues are not sufficient to offset these operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may continue to incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2014, we had $25.9 million of deferred tax assets, net of a $0.3 million valuation allowance, and if we are unable to achieve profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

Economic uncertainty, particularly in the financial services and retail industries, could materially adversely affect our business and results of operations

General worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, makes it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are currently under tax examinations in the U.S and in Germany. Any adverse outcome of such reviews could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

Business disruptions, including interruptions or delays in service from our third-party data center hosting facilities and third-party services, could materially adversely affect our operating results

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, two cities in China (Hangzhou and Beijing), and Warsaw, Poland. In addition, we serve our customers using third-party data center hosting facilities located in the United States and Slough, England and other third-party services. We are a highly automated business, and a disruption or failure of our systems, or the third-party hosting facilities or services that we use, could cause delays in completing sales and providing services. A major earthquake, fire, act of terrorism or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems at these facilities or with the third-party services that we use, that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations, cause our customers to terminate their subscriptions, result in our issuing credits or paying penalties, or adversely affect our attrition rates or our ability to attract new customers, any of which could materially adversely affect our future operating results.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the six months ended June 30, 2014, transactions by channel partners for which we recognized revenues accounted for 26.3% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $212.5 million as of June 30, 2014. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $67.2 million, resulting in net current and non-current deferred revenue and advance payments of $145.3 million as of June 30, 2014. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2019 totaling approximately $123.0 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 41.8% and 39.6% of our total revenues from continuing operations for the three months ended June 30, 2014 and 2013, respectively, and 41.7% and 40.1% of our total revenues from continuing operations for the six months ended June 30, 2014 and 2013, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the six months ended June 30, 2014 and 2013, our top three product licenses transactions with recognized revenue totaled $5.9 million and $3.9 million, respectively, or 10.3%, and 6.6% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

Because of the rights of our two classes of common stock, and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 22, 2014, holders of our class B common stock owned 2,227,327 shares of class B common stock, or 71.1% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 64.2% of the total voting power, as of July 22, 2014. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

We rely on the “controlled company” exemption from certain corporate governance requirements for NASDAQ-listed companies, which could make our class A common stock less attractive to some investors or otherwise materially adversely affect our stock price

Because we qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our Board of Directors be comprised of independent directors. Additionally, our Board of Directors is not required to have an independent compensation or nominating committee, or to have the independent directors exercise the nominating function. We also are not required to have the compensation of our executive officers be determined by a compensation committee of independent directors. In addition, we are not required to empower our Compensation Committee with the authority to engage the services of any compensation consultants, legal counsel, or other advisors, or to have the compensation committee assess the independence of compensation consultants, legal counsel, and other advisors that it engages.

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

Revenue recognition accounting pronouncements may materially adversely affect our reported results of operations

We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. See Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further information regarding ASU 2014-09. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows. Depending upon the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines, and interpretations, we may be required to modify our reported results, revenue recognition policies, or business practices, which could materially adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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

MICROSTRATEGY INCORPORATED

By:	/s/ Michael J. Saylor
Michael J. Saylor Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Douglas K. Thede
Douglas K. Thede Senior Executive Vice President & Chief Financial Officer

Date: July 30, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Summary of Director Fees and Perquisites and Associated Other Compensation Arrangements for Non-Employee Directors (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (File No. 000-24435) and incorporated by reference herein).

10.2†	Summary of 2014 Cash Bonus Arrangements for Douglas K. Thede and Peng Xiao (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 10, 2014 under the heading “2014 Cash Bonus Targets for Chief Financial Officer and Chief Technology Officer” and incorporated by reference herein).

10.3†	Amendment No. 1 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 28, 2014 and incorporated by reference herein).

10.4†	Amendment No. 2 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (filed as Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-197645) filed on July 25, 2014 and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts and compensatory plans or arrangements