Form 10-Q
period 2014-09-30
MICROSTRATEGY INC
filed 2014-10-29
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 22, 2014 was 9,148,710 and 2,152,327, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2013, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	1

	Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013	2

	Consolidated Statements of Operations for the Nine Months Ended September 30, 2014 and 2013	3

	Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2014 and 2013	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6.	Exhibits	59

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,006	$220,171
Restricted cash	1,550	583
Short-term investments	218,596	137,198
Accounts receivable, net	57,514	86,181
Prepaid expenses and other current assets	19,682	14,260
Deferred tax assets, net	30,909	21,555

Total current assets	464,257	479,948

Property and equipment, net	81,542	85,445
Capitalized software development costs, net	8,458	10,295
Deposits and other assets	4,651	6,622
Deferred tax assets, net	825	3,204

Total assets	$559,733	$585,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$34,601	$39,946
Accrued compensation and employee benefits	58,965	79,495
Accrued restructuring costs	8,062	0
Deferred revenue and advance payments	120,707	113,656
Deferred tax liabilities	189	422

Total current liabilities	222,524	233,519

Deferred revenue and advance payments	11,479	8,970
Other long-term liabilities	23,208	25,511
Deferred tax liabilities	3,462	7,188

Total liabilities	260,673	275,188

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,528 shares issued and 9,123 shares outstanding, and 15,478 shares issued and 9,073 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,177 shares issued and outstanding, and 2,227 shares issued and outstanding, respectively	2	2
Additional paid-in capital	502,647	494,086
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(2,994)	(831)
Retained earnings	274,574	292,238

Total stockholders’ equity	299,060	310,326

Total liabilities and stockholders’ equity	$559,733	$585,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
Revenues:
Product licenses and subscription services	$39,962	$37,120
Product support	75,019	71,216
Other services	36,221	33,583

Total revenues	151,202	141,919

Cost of revenues:
Product licenses and subscription services	6,044	5,424
Product support	3,695	4,105
Other services	25,214	23,724

Total cost of revenues	34,953	33,253

Gross profit	116,249	108,666

Operating expenses:
Sales and marketing	58,195	50,798
Research and development	28,659	21,977
General and administrative	24,811	24,265
Restructuring costs	11,578	0

Total operating expenses	123,243	97,040

(Loss) income from continuing operations	(6,994)	11,626
Interest income, net	53	80
Other income (expense), net	4,928	(3,213)

(Loss) income from continuing operations before income taxes	(2,013)	8,493
Benefit from income taxes	(1,168)	(8,653)

(Loss) income from continuing operations, net of tax	(845)	17,146

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0 and $0, respectively)	0	0
Loss from discontinued operations, net of tax benefit ($0 and $0, respectively)	0	0

Discontinued operations, net of tax	0	0

Net (loss) income	$(845)	$17,146

Basic (loss) earnings per share (1)
From continuing operations	$(0.07)	$1.52
From discontinued operations	0	0

Basic (loss) earnings per share	$(0.07)	$1.52

Weighted average shares outstanding used in computing basic (loss) earnings per share	11,301	11,301

Diluted (loss) earnings per share (1)
From continuing operations	$(0.07)	$1.52
From discontinued operations	0	0

Diluted (loss) earnings per share	$(0.07)	$1.52

Weighted average shares outstanding used in computing diluted (loss) earnings per share	11,301	11,301

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
Revenues:
Product licenses and subscription services	$107,525	$101,316
Product support	221,069	205,005
Other services	102,365	103,686

Total revenues	430,959	410,007

Cost of revenues:
Product licenses and subscription services	19,285	16,342
Product support	10,713	12,560
Other services	73,577	76,698

Total cost of revenues	103,575	105,600

Gross profit	327,384	304,407

Operating expenses:
Sales and marketing	178,028	154,198
Research and development	89,469	72,021
General and administrative	76,376	77,271
Restructuring costs	11,578	0

Total operating expenses	355,451	303,490

(Loss) income from continuing operations	(28,067)	917
Interest income, net	133	463
Other income (expense), net	3,336	(1,924)

Loss from continuing operations before income taxes	(24,598)	(544)
Benefit from income taxes	(6,934)	(10,946)

(Loss) income from continuing operations, net of tax	(17,664)	10,402

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0 and $37,548, respectively)	0	57,377
Loss from discontinued operations, net of tax benefit ($0 and $391, respectively)	0	(595)

Discontinued operations, net of tax	0	56,782

Net (loss) income	$(17,664)	$67,184

Basic (loss) earnings per share (1)
From continuing operations	$(1.56)	$0.92
From discontinued operations	0	5.03

Basic (loss) earnings per share	$(1.56)	$5.95

Weighted average shares outstanding used in computing basic (loss) earnings per share	11,301	11,299

Diluted (loss) earnings per share (1)
From continuing operations	$(1.56)	$0.92
From discontinued operations	0	5.03

Diluted (loss) earnings per share	$(1.56)	$5.95

Weighted average shares outstanding used in computing diluted (loss) earnings per share	11,301	11,300

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)

Net (loss) income	$(845)	$17,146
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(2,103)	1,042
Unrealized gain (loss) on short-term investments	4	(6)

Total other comprehensive (loss) income	(2,099)	1,036

Comprehensive (loss) income	$(2,944)	$18,182

	Nine Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)

Net (loss) income	$(17,664)	$67,184
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(2,186)	231
Unrealized gain (loss) on short-term investments	23	(10)

Total other comprehensive (loss) income	(2,163)	221

Comprehensive (loss) income	$(19,827)	$67,405

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(17,664)	$67,184
Plus: (Income) from discontinued operations, net of tax	0	(56,782)

(Loss) income from continuing operations, net of tax	(17,664)	10,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,305	19,584
Bad debt expense	2,242	1,388
Non-cash portion of restructuring costs	165	0
Deferred taxes	(12,337)	(4,035)
Release of liabilities for unrecognized tax benefits	0	(14,145)
Share-based compensation expense	8,561	444
Excess tax benefits from share-based compensation arrangements	0	(23,580)
Changes in operating assets and liabilities:
Accounts receivable	23,488	24,403
Prepaid expenses and other current assets	(6,089)	88
Deposits and other assets	412	503
Accounts payable and accrued expenses	(2,791)	(8,008)
Accrued compensation and employee benefits	(19,380)	(6,908)
Accrued restructuring costs	8,083	0
Deferred revenue and advance payments	11,723	17,723
Other long-term liabilities	603	(2,606)

Net cash provided by operating activities from continuing operations	16,321	15,253
Net cash used in operating activities from discontinued operations	0	(664)

Net cash provided by operating activities	16,321	14,589

Investing activities:
Proceeds from redemption of short-term investments	222,300	29,000
Purchases of property and equipment	(11,856)	(10,019)
Purchases of short-term investments	(303,565)	(209,115)
Capitalized software development costs	(2,254)	(5,414)
Increase in restricted cash	(1,013)	(97)

Net cash used in investing activities from continuing operations	(96,388)	(195,645)
Net cash provided by investing activities from discontinued operations	0	99,136

Net cash used in investing activities	(96,388)	(96,509)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	0	341
Excess tax benefits from share-based compensation arrangements	0	23,580
Payments on capital lease obligations and other financing arrangements	(2,035)	(2,037)

Net cash (used in) provided by financing activities from continuing operations	(2,035)	21,884
Net cash provided by financing activities from discontinued operations	0	0

Net cash (used in) provided by financing activities	(2,035)	21,884
Effect of foreign exchange rate changes on cash and cash equivalents	(2,063)	(580)

Net decrease in cash and cash equivalents	(84,165)	(60,616)
Cash and cash equivalents (including held-for-sale of $0 and $1,350, respectively), beginning of period	220,171	224,393

Cash and cash equivalents (including held-for-sale of $0 and $0, respectively), end of period	$136,006	$163,777

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$0	$3,793

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

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s accounting policies since December 31, 2013, other than the addition of accounting policies related to “Restructuring Costs”, as disclosed below.

On March 15, 2013, the Company completed the sale of its wholly-owned subsidiary, Angel.com Incorporated (“Angel.com”), and subsequently classified this business line as discontinued operations. Refer to Note 13, Discontinued Operations, to the Consolidated Financial Statements for further information.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is not aware of any subsequent event which would require recognition or disclosure.

(b)	Restructuring Costs

In September 2014, the Company committed to a restructuring plan that is expected to be substantially implemented by December 31, 2014. In connection with this restructuring plan, the Company will incur restructuring related costs, including employee severance and related benefit costs, lease and contract termination costs, and other related costs. See Note 6, Restructuring, to the Consolidated Financial Statements for further information on the Company’s current restructuring activities.

Employee severance and related benefit costs may include cash payments, outplacement services, continuing health insurance coverage, and other benefits. Where no substantive involuntary termination plan previously exists, these severance costs are generally considered “one-time” benefits and recognized at fair value in the period in which the liability is incurred, which is generally when management has approved and communicated to the terminated employees a detailed plan of termination. Severance costs pursuant to ongoing-benefit arrangements, including statutorily mandated termination benefits or termination benefits provided for in existing employment contracts, are recognized when probable and reasonably estimable. Severance costs are reasonably estimated based on the mix of staffing composition and geography. Where termination benefits are offered for a short period of time in exchange for voluntary termination, severance costs are recognized when the employee has irrevocably accepted the offer.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Contract termination costs may include costs to exit office space under existing operating leases and consist of both costs to terminate the contract before the end of the term and costs that will continue to be incurred under the contract for the remaining term without economic benefit to the Company. Costs to terminate the contract before the term has ended are recognized at fair value when the Company terminates the contract in accordance with the contract terms. Costs that will continue to be incurred under the contract for the remaining term without economic benefit to the Company (for example, remaining lease rental payments and executory costs) are recognized at fair value in the period in which the Company ceases using the right conveyed by the contract (for example, when the leased space ceases to be used). In the case of operating leases, these continuing costs are also adjusted for the effects of any prepaid or deferred items previously recognized under the lease and reduced by estimated sublease rental income.

Other related costs generally include employee relocation costs, office moving costs, and external consulting and advisory fees related to restructuring activities. Such costs are recognized at fair value in the period in which the costs are incurred.

At each reporting date, the Company evaluates its accrued restructuring costs to help ensure the liabilities reported are still appropriate. Any changes to the estimated costs of executing approved restructuring plans are reflected in the Company’s Consolidated Statements of Operations.

(2) Recent Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014. As a result, liabilities for unrecognized tax benefits of $1.0 million were netted against deferred tax assets, as of September 30, 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

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

The Company is exposed to certain risks related to its ongoing business operations, including the effect of changes in foreign exchange rates on the Company’s monetary assets and liabilities denominated in foreign currency. The Company uses foreign currency forward contracts as part of its strategy to manage these risks, but does not hold or issue derivative instruments for trading purposes or speculation. The Company executes these instruments with financial institutions that hold an investment grade credit rating. These foreign currency forward contracts do not meet the requirements for hedge accounting and are recorded on the balance sheet as either an asset or liability measured at their fair value as of the reporting date. Changes in the fair value of derivative instruments, as measured using the three-level hierarchy described above, are recognized in “Other income (expense), net” in the Company’s Consolidated Statements of Operations.

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands), as of:

		September 30, 2014
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total

Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$897	$0	$897

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$13	$0	$13

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

		December 31, 2013
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total

Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$5	$0	$5

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$46	$0	$46

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value. All foreign currency forward contracts outstanding as of September 30, 2014 were for durations of twelve months or less and consisted of the following sale contracts (in thousands):

	Notional Value Local Currency		Notional Value U.S. Dollar	Fair Value Gain (Loss) U.S. Dollar
Forward contracts to sell:
Australian Dollar	AUD	985	$900	$54
Brazilian Real	BRL	3,184	1,300	87
British Pound	GBP	950	1,600	65
Canadian Dollar	CAD	757	700	29
Chinese Renminbi	CNY	10,664	1,700	(12)
Euro	EUR	3,534	4,800	325
Indian Rupee	INR	19,347	300	0
Japanese Yen	JPY	131,508	1,300	97
Korean Won	KRW	881,552	850	22
Mexican Peso	MXN	4,001	300	7
Polish Zloty	PLN	4,980	1,600	111
Russian Rouble	RUB	7,323	200	25
Singapore Dollar	SGD	500	400	8
South African Rand	ZAR	6,769	600	28
Swedish Krona	SEK	1,698	250	15
Swiss Franc	CHF	268	300	19
Turkish New Lira	TRY	230	100	5
United Arab Emirates Dirham	AED	738	200	(1)

			$17,400	$884

Changes in the fair value of our foreign currency forward contracts (in thousands) for each of the three and nine months ended September 30, 2014 and 2013 were as follows:

	Gain (Loss) on Derivative Instruments Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2014	2013	2014	2013

Non-hedging derivative instruments:
Unrealized gain (loss) on foreign currency forward contracts	Other income (expense), net	$1,012	$(47)	$926	$(42)

Realized loss on foreign currency forward contracts	Other income (expense), net	$0	$(524)	$(562)	$(524)

There were no transfers among the levels within the fair value hierarchy during each of the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014 and December 31, 2013, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company also estimates the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, accrued compensation and employee benefits, and accrued restructuring costs. The Company considers the carrying value of these instruments in the financial statements to approximate fair value due to their short maturities.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at September 30, 2014 were $218.5 million, $218.5 million, and $218.6 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2013 were $137.2 million, $137.2 million, and $137.2 million, respectively. The gross unrecognized holding gains and losses were not material for each of the three and nine months ended September 30, 2014 and 2013. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2014	2013
Billed and billable	$122,137	$190,446
Less: unpaid deferred revenue	(60,721)	(100,276)

Accounts receivable, gross	61,416	90,170
Less: allowance for doubtful accounts	(3,902)	(3,989)

Accounts receivable, net	$57,514	$86,181

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Restructuring

In July 2014, the Company announced that it was developing a restructuring plan to streamline its workforce and spending to better align its cost structure with its business strategy. In September 2014, the Company committed to a restructuring plan (the “2014 Restructuring Plan”) and is undertaking various restructuring activities in connection with the 2014 Restructuring Plan, including reducing the Company’s workforce by approximately 800 employees, comprised of 215 employees in North America, 400 employees in Asia Pacific, 165 employees in Europe, the Middle East, and Africa, and 20 employees in Latin America. The Company implemented a portion of the plan in the third quarter of 2014 and had terminated the employment of approximately 270 of the 800 affected employees as of September 30, 2014. The Company expects substantially all of the 2014 Restructuring Plan, including the remaining workforce reductions, to be implemented by the end of the fourth quarter of 2014.

Costs associated with the 2014 Restructuring Plan include employee severance and related benefit costs (including outplacement services and continuing health insurance coverage), contract termination costs (including operating lease terminations for certain office space at the Company’s corporate headquarters and other international locations), and other charges (including external consulting and advisory fees related to implementing the restructuring plan). The following table summarizes the major types of costs associated with the 2014 Restructuring Plan (in thousands) for each of the three and nine months ended September 30, 2014 and 2013, total costs incurred through September 30, 2014 and total costs expected to be incurred:

	Three Months Ended		Nine Months Ended		Total Costs
	September 30,		September 30,		Incurred To	Total Expected
	2014	2013	2014	2013	Date	Plan Costs
Severance and related employee benefits	$10,107	$0	$10,107	$0	$10,107	$16,300
Contract termination costs	1,358	0	1,358	0	1,358	1,400
Other costs	113	0	113	0	113	700

Total restructuring costs	$11,578	$0	$11,578	$0	$11,578	$18,400

The total restructuring costs above are reported as “Restructuring costs” under “Operating expenses” in the Company’s Consolidated Statements of Operations.

Restructuring-related liabilities are reported as “Accrued restructuring costs” in the Company’s Consolidated Balance Sheets. The following table presents a summary of changes in the restructuring-related liabilities (in thousands) for the nine months ended September 30, 2014:

	Balance as of January 1, 2014	Costs Incurred	Cash Payments	Non-cash Settlements	Adjustments and Other	Balance as of September 30, 2014
Current:
Severance and related employee benefits	$0	$10,107	$(2,504)	$0	$(20)	$7,583
Contract termination costs	0	1,358	(790)	(407)	242	403
Other costs	0	113	(17)	0	(20)	76

Total current accured restructuring costs	$0	$11,578	$(3,311)	$(407)	$202	$8,062

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2014	2013
Current:
Deferred product licenses revenue	$10,010	$14,538
Deferred subscription services revenue	10,382	10,923
Deferred product support revenue	145,917	167,771
Deferred other services revenue	10,216	17,056

Gross current deferred revenue and advance payments	176,525	210,288
Less: unpaid deferred revenue	(55,818)	(96,632)

Net current deferred revenue and advance payments	$120,707	$113,656

Non-current:
Deferred product licenses revenue	$7,700	$4,401
Deferred subscription services revenue	669	1,161
Deferred product support revenue	7,062	5,877
Deferred other services revenue	951	1,175

Gross non-current deferred revenue and advance payments	16,382	12,614
Less: unpaid deferred revenue	(4,903)	(3,644)

Net non-current deferred revenue and advance payments	$11,479	$8,970

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(8) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third party claims arising from intellectual property infringement. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of September 30, 2014 or December 31, 2013.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements and licenses certain software under other financing arrangements. Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. As of December 31, 2013, the Company was leasing approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. In April 2014, the Company leased an additional 43,000 square feet of office space at its corporate headquarters location (the “April 2014 leased space”). The term of the amended lease expires in December 2020. In the third quarter of 2014, as part of the 2014 Restructuring Plan, the Company gave written notice of its intent to terminate the lease with respect to approximately 19,000 square feet of the April 2014 leased space effective February 2015. The Company never used the terminated lease space and it will remain vacant until it is terminated in February 2015. We have recognized and paid all related lease termination costs associated with this terminated lease space during the third quarter of 2014.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At September 30, 2014 and December 31, 2013, deferred rent of $19.8 million and $20.1 million, respectively, is included in other long-term liabilities, and $2.7 million and $2.8 million, respectively, is included in current accrued expenses.

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012 (the “New York Judgment”). DataTern appealed the New York Judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York Judgment and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the Federal Circuit. In January 2014, the Federal Circuit stayed DataTern’s appeal pending the disposition of DataTern’s appeal of the New York Judgment. In May 2014, the Federal Circuit affirmed the New York Judgment in part and reversed it in part. After petitions for rehearing were denied regarding the New York Judgment, the Company and DataTern agreed that the stay in their appeal in the Federal Circuit should be lifted. Oral argument in the Federal Circuit appeal is scheduled for November 4, 2014. The Company has received indemnification requests from certain of its resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. In October 2013, following a series of motions by the parties, the court dismissed the case, entered judgment of non-infringement based on a stipulation of non-infringement filed by Vasudevan, and also granted MicroStrategy’s motion for summary judgment of invalidity, finding the four patents in the suit invalid. In November 2013, Vasudevan filed its Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Also in November 2013, Vasudevan filed a motion that was unopposed by the Company to consolidate the appeal with Vasudevan’s appeal of a related matter against TIBCO Software, which had also been dismissed by the District Court on summary judgment. In February 2014, in response to Vasudevan’s motion, the Court entered an order that the cases be treated as companion cases. On September 12, 2014, the parties presented oral arguments before the Federal Circuit. The parties are currently awaiting the Federal Circuit’s final decision in the case. The outcome of this matter on appeal is not

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company has contingent liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, the Company may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

(9) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. During each of the three and nine months ended September 30, 2014 and 2013, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of September 30, 2014, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. The average price per share and aggregate cost amounts disclosed above include broker commissions.

(10) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2010. However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended in 2007 and forward that were used in later tax years. The Company’s major foreign tax jurisdictions and tax years that remain subject to examination are Germany for tax years 2009 forward, Poland for tax years 2010 forward, the United Kingdom and Spain for tax years 2011 forward, and China for tax years 2012 and forward. The Company is currently under tax examination in the United States for tax years 2011 and 2012 and in Germany for tax years 2009 to 2012.

As of September 30, 2014, the Company had recorded unrecognized tax benefits of $2.1 million, which are recorded in other long-term liabilities. If recognized, $1.7 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount. As of September 30, 2014, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.3 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30, 2014	December 31, 2013
Deferred tax assets, net of deferred tax liabilities	$29,823	$17,226
Valuation allowance	(1,740)	(77)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$28,083	$17,149

The valuation allowance as of September 30, 2014 and December 31, 2013 primarily relates to certain foreign tax credit carryforwards and foreign net operating loss carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2014 and applied that rate to its loss from continuing operations before income taxes in determining its benefit from income taxes for the nine months ended September 30, 2014. The Company also records discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. The effective tax rate for the nine months ended September 30, 2013 was calculated based on the actual benefit from income taxes for the nine months ended September 30, 2013 (i.e., the “cut-off” method) because the Company determined that it was unable to make a reliable estimate of the annual effective tax rate as relatively small changes in its projected income or loss produced a significant variance in its annual effective tax rate.

For the nine months ended September 30, 2014, the Company recorded a benefit from income taxes from continuing operations of $6.9 million that resulted in an effective tax rate of 28.2%, as compared to a benefit from income taxes from continuing operations of $10.9 million that resulted in an effective tax rate of 2,012.1% for the nine months ended September 30, 2013. The change in the effective tax rate is mainly due to the changes in the year-to-date loss or income amounts and the release of liability for certain unrecognized tax benefits in the second and third quarters of 2013.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income from continuing operations does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of September 30, 2014 and December 31, 2013, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $120.7 million and $160.5 million, respectively, and by non-U.S. entities was $233.9 million and $196.9 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $192.7 million at December 31, 2013. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use net operating loss carryforward tax assets, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal Revenue Code limitations, within the carryforward periods. Although the Company is implementing the 2014 Restructuring Plan, if the Company is unable to achieve profitability after it has fully implemented the restructuring plan, it may not be able to realize these tax assets. Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. If the Company is unable to achieve profitability in the near future, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

(11) Share-based Compensation

In September 2013, the Board of Directors approved the Company’s 2013 Stock Incentive Plan (the “2013 Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation and authorized 600,000 shares of the Company’s class A common stock for issuance under the 2013 Plan. In April 2014, the Company’s stockholders approved the 2013 Plan at the Company’s annual meeting.

In April 2014, following the Company’s annual meeting, the Board of Directors authorized, subject to stockholder approval, an amendment to the 2013 Plan to increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Plan from 600,000 to 1,500,000 shares (“Amendment No. 1”). Also in April 2014, the Compensation Committee of the Board of Directors (the “Compensation Committee”) authorized, subject to stockholder approval, an additional amendment to the 2013 Plan to provide for automatic annual stock option grants to each of the Company’s non-employee directors with respect to 5,000 shares of the Company’s class A common stock, beginning in 2015 (“Amendment No. 2”). The Company considers stockholder approval of both amendments to the 2013 Plan to be perfunctory since the Company’s Chairman and Chief Executive Officer holds a majority of the total voting power of all the Company’s outstanding voting stock.

In April and May 2014, the Compensation Committee approved, in each case subject to stockholder approval of Amendment No. 1, the grant of stock options to purchase an aggregate of 660,000 shares of class A common stock to certain Company executives and directors pursuant to the 2013 Plan. These awards, and any additional awards granted prior to stockholder approval of Amendment No. 1, will be terminated or forfeited if stockholder approval is not obtained within 12 months of the date of grant of the awards, and no award may be exercised or settled prior to such stockholder approval. However, the Company expects to obtain stockholder approval of both amendments to the 2013 Plan at the Company’s annual meeting of stockholders in 2015. In the event stockholder approval for Amendment No. 1 is not obtained within 12 months of the grant date of any option awards, the cumulative share-based

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

compensation expense associated with those stock option awards would be reversed. As of September 30, 2014, there were options to purchase 1,260,000 shares of class A common stock outstanding under the 2013 Plan (including the options to purchase 660,000 shares of class A common stock that are subject to stockholder approval of Amendment No. 1) and 240,000 remaining shares of class A common stock authorized for issuance under the 2013 Plan, subject to stockholder approval of Amendment No. 1.

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

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended September 30, 2014:

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of July 1, 2014	1,260	$107.54
Granted	0	0
Exercised	0	0
Forfeited/Expired	0	0

Balance as of September 30, 2014	1,260	$107.54

Exercisable as of September 30, 2014	150	$92.84	$5,700	8.9
Expected to vest as of September 30, 2014	1,110	$109.53	$23,660	9.3

Total	1,260	$107.54	$29,360	9.3

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

An aggregate of 150,000 stock options with an aggregate fair value of $6.3 million vested during the three months ended September 30, 2014. The Company expects all unvested options at September 30, 2014 to fully vest in future years in accordance with their vesting schedules and therefore share-based compensation expense has not been adjusted for any expected forfeitures.

For the three and nine months ended September 30, 2014, the Company recognized approximately $3.9 million and $8.6 million, respectively, in share-based compensation expense from stock options granted under the 2013 Plan. For the three and nine months ended September 30, 2013, the Company recognized approximately $0.4 million and $0.4 million, respectively, in share-based compensation expense from stock options granted under the 2013 Plan. As of September 30, 2014, there was approximately $50.2 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.3 years.

During the three and nine months ended September 30, 2014, no windfall tax benefits were realized from the exercise of stock options. During the three and nine months ended September 30, 2013, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in prior years under previous stock incentive plans that are now expired. Accordingly, stockholders’ equity increased by $23.6 million during the nine months ended September 30, 2013.

MicroStrategy’s former subsidiary, Angel.com, previously maintained a stock incentive plan under which certain employees, officers, and directors of MicroStrategy and Angel.com were granted options to purchase shares of the class A common stock of Angel.com, subject to the satisfaction of both performance and continued service conditions. Share-based compensation expense would have been recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that were not expected to vest due to the failure to satisfy the continued service condition. In connection with the sale of Angel.com in the first quarter of 2013, the Angel.com stock incentive plan was terminated and all outstanding options thereunder were terminated in exchange for cash payments totaling $8.0 million. Prior to their termination, no share-based compensation expense was recognized for these awards for the three and nine months ended September 30, 2013 because the performance condition had not been satisfied.

(12) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of September 30, 2014 and December 31, 2013, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three and nine months ended September 30, 2014, 55,021 and 22,624 potential shares of common stock, respectively, under the 2013 Plan were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and nine months ended September 30, 2013, stock options issued under the 2013 Plan to purchase an aggregate of 600,000 shares of class A common stock were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(13) Discontinued Operations

On March 15, 2013, the Company completed the sale of its equity interest in its Angel.com business for consideration to the Company of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax. On our Consolidated Statement of Operations, we classified operations of the Angel.com business as Loss from Discontinued Operations, net of tax, because we have no continuing involvement with or cash flows from this business following its divestiture. The following table summarizes the revenues and pre-tax loss generated by the Angel.com business during the three and nine months ended September 30, 2013, in addition to the pre-tax gain on the sale of Angel.com recorded by the Company during the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Angel.com revenues	$0	$6,320

Angel.com pre-tax loss	$0	$986

MicroStrategy pre-tax gain on sale	$0	$94,925

(14) Segment Information

The Company manages its business in one reportable segment. As discussed in Note 13, the Angel.com business was sold on March 15, 2013. Prior to its divestiture, the Angel.com business was the sole component of the former reportable segment “Other.” The Company’s one reportable segment is engaged in the design, development, marketing, and sales of analytics software through licensing arrangements and cloud-based subscriptions and related services. It includes the MicroStrategy Analytics PlatformTM, MicroStrategy MobileTM, and MicroStrategy CloudTM. The Company has also included the MicroStrategy Identity PlatformTM, branded as MicroStrategy UsherTM, as part of the one reportable segment for the three and nine months ended September 30, 2014 and 2013 because this platform did not generate significant revenues during these periods. The following table presents total revenues from continuing operations, gross profit from continuing operations, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended September 30, 2014
Total revenues	$89,732	$44,296	$17,174	$151,202
Gross profit	$68,677	$33,019	$14,553	$116,249
Three months ended September 30, 2013
Total revenues	$89,114	$38,795	$14,010	$141,919
Gross profit	$69,384	$27,955	$11,327	$108,666
Nine months ended September 30, 2014
Total revenues	$252,879	$131,366	$46,714	$430,959
Gross profit	$191,681	$96,864	$38,839	$327,384
Nine months ended September 30, 2013
Total revenues	$249,709	$115,339	$44,959	$410,007
Gross profit	$186,664	$80,967	$36,776	$304,407
As of September 30, 2014
Long-lived assets	$83,322	$6,160	$5,169	$94,651
As of September 30, 2013
Long-lived assets	$94,269	$7,588	$6,086	$107,943

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and nine months ended September 30, 2014 and 2013, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations.

For the three and nine months ended September 30, 2014 and 2013, no individual customer accounted for 10% or more of total consolidated revenues from continuing operations.

As of September 30, 2014 and December 31, 2013, no individual foreign country accounted for 10% or more of total consolidated assets.

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

Overview

MicroStrategy® is a leading worldwide provider of enterprise software platforms. The Company’s mission is to provide the most flexible, powerful, scalable, and user-friendly analytics and identity management platforms, offered either on premises or in the cloud.

The MicroStrategy Analytics Platform™ empowers leading organizations to analyze vast amounts of data and distribute actionable business insight throughout an enterprise. Our analytics platform delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. The MicroStrategy Analytics Platform is tightly integrated with MicroStrategy Analytics Desktop™, a standalone desktop tool designed to enable business users to analyze and understand their data. With MicroStrategy Analytics Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

MicroStrategy Mobile is designed to enable organizations to rapidly build information-rich applications that combine multimedia, transactions, analytics, and custom workflows, delivered on mobile devices. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to get powerful mobile business apps quickly and cost-effectively. MicroStrategy Mobile is an easy, fast, and cost-effective way to mobilize an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. Using MicroStrategy Mobile, customers can transform their entire workforce into a connected and more productive mobile workforce with mobile apps that are significantly more robust than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.

MicroStrategy Cloud brings together enterprise analytics, analytical databases, and ETL capabilities in a high performance integrated environment. MicroStrategy Cloud offers on-demand access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities and is optimized for a variety of enterprise applications. Compared to traditional on-premises approaches, MicroStrategy Cloud is quicker to deploy, is more flexible, delivers consistent high-level performance and offers significant financial advantages. We offer MicroStrategy Cloud as a managed service to organizations that want the power of enterprise analytics and the ability to quickly build and deliver enterprise mobile apps that harness the potential of Big Data analytics.

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

The MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Cloud together with related product and support services, continue to generate the vast majority of our revenue. During each of the three and nine months ended September 30, 2014 and 2013, we did not generate significant revenues from the MicroStrategy Identity Platform.

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Product licenses and subscription services	$39,962	$37,120	$107,525	$101,316
Product support	75,019	71,216	221,069	205,005
Other services	36,221	33,583	102,365	103,686

Total revenues	151,202	141,919	430,959	410,007

Cost of revenues
Product licenses and subscription services	6,044	5,424	19,285	16,342
Product support	3,695	4,105	10,713	12,560
Other services	25,214	23,724	73,577	76,698

Total cost of revenues	34,953	33,253	103,575	105,600

Gross profit	116,249	108,666	327,384	304,407

Operating expenses
Sales and marketing	58,195	50,798	178,028	154,198
Research and development	28,659	21,977	89,469	72,021
General and administrative	24,811	24,265	76,376	77,271
Restructuring costs	11,578	0	11,578	0

Total operating expenses	123,243	97,040	355,451	303,490

(Loss) income from continuing operations	$(6,994)	$11,626	$(28,067)	$917

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

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•	a major simplification of our product packaging structure aimed at delivering the best end-to-end customer and partner experience, making it easier to acquire and deploy the MicroStrategy platform, and delivering free upgrades to premium capabilities for existing customers, empowering new and existing clients to realize the full potential of their analytical applications;

•	enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale analytics operations, such as our introduction of MicroStrategy PRIME™, a massively scalable, cloud-based, in-memory analytics service designed to deliver high performance for complex analytical applications that have the largest data sets and highest user concurrency;

•	extension of the analytic breadth of our technology with greater statistical and predictive capabilities through integration with the “R” open source project, a widely-used statistical programming language;

•	extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “visual data discovery” or “agile analytics,” by adding new user interface flows, new visualizations, new exploration features, and new self-service capabilities for the preparation of data;

•	introduction of new channels to enable customers to access our analytics capabilities in the form of MicroStrategy Analytics Desktop;

•	enhancement of our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users;

•	expansion of our offerings to include the MicroStrategy Identity Platform, a platform derived from our software technology base;

•	increased sales and marketing activities to enhance corporate branding, obtain new customers, expand and strengthen our existing customer base, and establish MicroStrategy as a solution for mobile apps that extends significantly beyond mobile analytics, while retaining all of the benefits of our analytics platform heritage;

•	maintenance of a dedicated performance engineering team and conduct of research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes;

•	further enhancement of our MicroStrategy Mobile product suite to empower our customers with a toolset to enable them to build consequential and durable mobile business apps; and

•	continued investment in the company’s differentiated cloud offerings of business intelligence, data hosting, and data integration capabilities, enabling a robust selection of self-managed and fully-managed cloud offerings across five continents and in over 10 global data centers, as well as the Amazon Elastic Compute Cloud (Amazon EC2), allowing us to penetrate new markets and customer bases.

In the third quarter of 2014, we committed to a restructuring plan (the “2014 Restructuring Plan”) to streamline our workforce and spending to better align our cost structure with our business strategy. We implemented a significant portion of the 2014 Restructuring Plan in the third quarter of 2014 and expect substantially all of the plan to be completed by the end of the fourth quarter of 2014. The 2014 Restructuring Plan resulted in a pre-tax restructuring charge of $11.6 million in the third quarter of 2014, and we expect to incur an additional pre-tax restructuring charge of $6.8 million related to the 2014 Restructuring Plan in the fourth quarter of 2014. See Note 6, Restructuring, to the Consolidated Financial Statements for further detail on the 2014 Restructuring Plan. We expect that the 2014 Restructuring Plan will deliver annualized pre-tax savings of approximately $73.4 million. In addition to the 2014 Restructuring Plan, we plan to implement other internal cost-savings initiatives that we expect will deliver additional annualized pre-tax savings. We generated a loss from continuing operations, net of tax, for each of the three and nine months ended September 30, 2014. If our revenues are not sufficient to offset our operating expenses or we are unable to further adjust our operating expenses in response to any shortfall in anticipated revenue in a timely manner, we may continue to incur operating losses on a quarterly or annual basis.

As of September 30, 2014, we had a total of 3,125 employees, of whom 1,412 were based in the United States and 1,713 were based internationally. Of our 3,125 employees, 827 were engaged in sales and marketing, 965 in research and development, 916 in subscription, product support, consulting, and education services, and 417 in finance, administration, and corporate operations. We expect to reduce our workforce by approximately 530 employees by the end of the fourth quarter of 2014 in connection with the implementation of the remaining portion of the 2014 Restructuring Plan.

As of December 31, 2013, we were leasing approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. In April 2014, we leased an additional 43,000 square feet of office space at our corporate headquarters location (the “April 2014 leased space”). The term of the amended lease expires in December 2020. In the third quarter of 2014, as part of the 2014 Restructuring Plan, we gave written notice of our intent to terminate the lease with respect to approximately 19,000 square feet of the April 2014 leased space effective February 2015. We never used the terminated lease space and it will remain vacant until it is terminated in February 2015. We have recognized and paid all related lease termination costs associated with this terminated lease space during the third quarter of 2014. We recognize lease expense on continuing operating leases ratably over the term of the lease.

As discussed in Note 11, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock under our amended 2013 Stock Incentive Plan (the “2013 Plan”). Share-based compensation expense (in thousands) from these stock option awards was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales and marketing	$200	$0	$324	$0
Research and development	407	74	1,025	74
General and administrative	3,272	370	7,212	370

Total share-based compensation expense	$3,879	$444	$8,561	$444

As of September 30, 2014, we estimate that approximately $50.2 million of additional share-based compensation expense for options granted under the 2013 Plan will be recognized over a remaining weighted average period of 3.3 years.

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

Non-GAAP Financial Measures

We are providing a supplemental financial measure for income (loss) from continuing operations that excludes the impact of our share-based compensation arrangements and restructuring activities. This financial measure is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this financial measure may not be comparable to similarly titled measures of other companies. Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that this non-GAAP financial measure is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes a significant non-cash share-based compensation expense that we believe is not reflective of the Company’s general business performance and significant restructuring charges that we believe are not reflective of ongoing operating results. In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies. Therefore, we believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Reconciliation of non-GAAP income (loss) from continuing operations:
(Loss) income from continuing operations	$(6,994)	$11,626	$(28,067)	$917
Share-based compensation expense	3,879	444	8,561	444
Restructuring costs	11,578	0	11,578	0

Non-GAAP income (loss) from continuing operations	$8,463	$12,070	$(7,928)	$1,361

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, valuation of property and equipment, accrued restructuring costs, litigation and contingencies, valuation of net deferred tax assets, share-based compensation, and fair value measurements of our derivative financial instruments have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. In some cases, changes in accounting estimates are reasonably likely to occur from period to period.

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

The section “Critical Accounting Policies” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2013 provide a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2013, other than the addition of accounting policies related to “Restructuring Costs”, as disclosed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

International product licenses and subscription services revenues	$(199)	$(70)	$(483)	$(967)
International product support revenues	(239)	33	56	(692)
International other services revenues	(85)	(125)	109	(698)

Cost of product support revenues	34	(39)	87	(120)
Cost of other services revenues	21	11	337	(134)
Sales and marketing expenses	(71)	(73)	16	(859)
Research and development expenses	23	181	323	342
General and administrative expenses	(49)	(64)	(86)	(204)

For example, if there had been no change to foreign currency exchange rates from 2013 to 2014, international product licenses and subscription services revenues would have been $16.4 million rather than $16.2 million and $44.4 million rather than $43.9 million for the three and nine months ended September 30, 2014, respectively. If there had been no change to foreign currency exchange rates from 2013 to 2014, general and administrative expenses would have been $24.9 million rather than $24.8 million and $76.5 million rather than $76.4 million for the three and nine months ended September 30, 2014, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2014 and 2013

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$18,534	$23,890	-22.4%	$49,411	$58,696	-15.8%
International	15,435	9,863	56.5%	41,797	34,030	22.8%

Total product licenses revenues	33,969	33,753	0.6%	91,208	92,726	-1.6%

Subscription Services	5,993	3,367	78.0%	16,317	8,590	90.0%

Total product licenses and subscription services revenues	$39,962	$37,120	7.7%	$107,525	$101,316	6.1%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	5	4	11	10
Between $0.5 million and $1.0 million in licenses revenue recognized	8	4	20	23

Total	13	8	31	33

Domestic:
More than $1.0 million in licenses revenue recognized	3	4	9	9
Between $0.5 million and $1.0 million in licenses revenue recognized	3	4	8	17

Total	6	8	17	26

International:
More than $1.0 million in licenses revenue recognized	2	0	2	1
Between $0.5 million and $1.0 million in licenses revenue recognized	5	0	12	6

Total	7	0	14	7

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$7,130	$11,838	-39.8%	$16,567	$18,896	-12.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	5,541	2,781	99.2%	13,146	15,466	-15.0%
Less than $0.5 million in licenses revenue recognized	21,998	19,134	15.0%	61,495	58,364	5.4%

Total	34,669	33,753	2.7%	91,208	92,726	-1.6%

Domestic:
More than $1.0 million in licenses revenue recognized	4,024	11,838	-66.0%	13,461	17,819	-24.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,919	2,781	-31.0%	5,349	11,395	-53.1%
Less than $0.5 million in licenses revenue recognized	12,591	9,271	35.8%	30,601	29,482	3.8%

Total	18,534	23,890	-22.4%	49,411	58,696	-15.8%

International:
More than $1.0 million in licenses revenue recognized	3,106	0	n/a	3,106	1,077	188.4%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,622	0	n/a	7,797	4,071	91.5%
Less than $0.5 million in licenses revenue recognized	8,707	9,863	-11.7%	30,894	28,882	7.0%

Total	$15,435	$9,863	56.5%	$41,797	$34,030	22.8%

Product licenses revenues increased $0.2 million and decreased $1.5 million for the three and nine months ended September 30, 2014, respectively, as compared to the same period in the prior year. For the three months ended September 30, 2014 and 2013, product licenses transactions with more than $0.5 million in recognized revenue represented 37.3% and 43.3%, respectively, of our product licenses revenues. For the nine months ended September 30, 2014, our top three product licenses transactions totaled $6.2 million in recognized revenue, or 6.8% of total product licenses revenues, compared to $10.4 million, or 11.2% of total product licenses revenues, for the nine months ended September 30, 2013.

Domestic product licenses revenues. Domestic product licenses revenues decreased $5.4 million for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue and a decrease in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues decreased $9.3 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million and a decrease in the average deal size of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $5.6 million for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million and an increase in the number of transactions with more than $1.0 million in recognized revenue, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues increased $7.8 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million, an increase in the number and average deal size of transactions with more than $1.0 million in recognized revenue, and an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

Subscription services revenues. Subscription services revenues are derived primarily from MicroStrategy Cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $2.6 million for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to an increase in the number of new customers as our MicroStrategy Cloud business has continued to grow. Subscriptions services revenues increased $7.7 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to the recognition of $1.0 million in previously deferred revenue for one large customer and an increase in the number of new customers as our MicroStrategy Cloud business has continued to grow.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
Product Support Revenues:
Domestic	$43,364	$40,595	6.8%	$127,743	$117,953	8.3%
International	31,655	30,621	3.4%	93,326	87,052	7.2%

Total product support revenues	$75,019	$71,216	5.3%	$221,069	$205,005	7.8%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues increased $3.8 million and $16.1 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily due to an increase in the number of new product support contracts and more timely renewals at quarter-end.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
Other Services Revenues:
Consulting
Domestic	$20,391	$19,010	7.3%	$54,660	$57,887	-5.6%
International	12,421	10,755	15.5%	36,850	33,910	8.7%

Total consulting revenues	32,812	29,765	10.2%	91,510	91,797	-0.3%

Education	3,409	3,818	-10.7%	10,855	11,889	-8.7%

Total other services revenues	$36,221	$33,583	7.9%	$102,365	$103,686	-1.3%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to an increase in billable hours with customers in the domestic and EMEA regions and an increase in revenue from the completion of two large client engagements. Consulting revenues decreased slightly for the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a decrease in billable hours with customers in the domestic region, partially offset by an increase in billable hours with customers in the EMEA region.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased for the three and nine months ended September 30, 2014, as compared to the same periods in the prior year, primarily due to lower overall contract values, a decrease in private and custom courses delivered, and shifting demand from traditional classroom training to virtual training in the domestic, Latin America, and Asia Pacific regions.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2014	2013		2014	2013
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,542	$1,336	15.4%	$5,456	$4,550	19.9%
Subscription services	4,502	4,088	10.1%	13,829	11,792	17.3%

Total product licenses and subscription services	6,044	5,424	11.4%	19,285	16,342	18.0%

Product support	3,695	4,105	-10.0%	10,713	12,560	-14.7%
Other services:
Consulting	23,841	22,342	6.7%	68,830	72,002	-4.4%
Education	1,373	1,382	-0.7%	4,747	4,696	1.1%

Total other services	25,214	23,724	6.3%	73,577	76,698	-4.1%

Total cost of revenues	$34,953	$33,253	5.1%	$103,575	$105,600	-1.9%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.2 million for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $0.1 million increase in referral fees related to channel partners. Cost of product licenses revenues increased $0.9 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $1.4 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.4 in October 2013 and a $0.6 million increase in referral fees related to channel partners, partially offset by a $0.8 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2, which became fully amortized in March 2014, and a $0.4 million decrease in amortization of capitalized software development costs related to MicroStrategy Mobile, which became fully amortized in June 2013. We expect to amortize the remaining balance of our products’ capitalized software development costs as of September 30, 2014 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Development Costs, Net, as of September 30, 2014 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.3	$2,580	12
MicroStrategy 9.4	3,624	24
Analytics product development	2,254	n/a

Total capitalized software development costs	$8,458

During the three months ended September 30, 2014, we also recorded $2.3 million in capitalized software development costs associated with development efforts related to the MicroStrategy Analytics Platform. Upon an updated version of this product becoming generally available, we will begin to amortize its costs over the estimated product life of 36 months.

All of the above software form part of the MicroStrategy Analytics Platform.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues increased $0.4 million for the three months ended September 30, 2014, as compared to the same period in the prior year, due to a $1.0 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.4 million decrease in equipment, facility, and other related support costs and a $0.2 million decrease in consulting and advisory costs. Subscription services headcount increased 69.4% to 61 at September 30, 2014 from 36 at September 30, 2013.

Cost of subscription services revenues increased $2.0 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, due to a $2.5 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.4 million decrease in consulting and advisory costs and a $0.1 million decrease in facility and other related support costs.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues decreased $0.4 million for the three months ended September 30, 2014, as compared to the same period in the prior year, due to a $0.4 million decrease in compensation and related costs due to a decrease in staffing levels. Product support headcount decreased 13.3% to 144 at September 30, 2014 from 166 at September 30, 2013.

Cost of product support revenues decreased $1.8 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $1.4 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.2 million decrease in facility and other related support costs, and a $0.1 million decrease in travel and entertainment expenditures.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $1.5 million for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $1.7 million increase in subcontractor costs and a $0.3 million increase in travel and entertainment expenditures, partially offset by a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels and a $0.1 million decrease in facility and other related support costs. Consulting headcount decreased 4.1% to 676 at September 30, 2014 from 705 at September 30, 2013.

Cost of consulting revenues decreased $3.2 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $3.3 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.8 million decrease in travel and entertainment expenditures, and a $0.5 million decrease in facility and other related support costs, partially offset by a $1.6 million increase in subcontractor costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased less than $0.1 million for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels, partially offset by a $0.1 million increase in subcontractor costs. Education headcount decreased 2.8% to 35 at September 30, 2014 from 36 at September 30, 2013.

Cost of education revenues increased $0.1 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, due to a $0.3 million increase in subcontractor costs, partially offset by a $0.2 million decrease in facility and other related support costs.

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

Sales and marketing expenses	$58,195	$50,798	14.6%	$178,028	$154,198	15.5%

Sales and marketing expenses increased $7.4 million for the three months ended September 30, 2014, as compared to the same period in 2013, due to a $3.6 million increase in compensation and related costs, a $1.3 million increase in marketing and advertising costs, a $1.1 million increase in recruiting costs, a $0.7 million increase in facility and other related support costs, a $0.3 million increase in consulting and advisory costs, a $0.2 million increase in travel and entertainment expenditures, and a $0.2 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan. Sales and marketing headcount increased 0.4% to 827 at September 30, 2014 from 824 at September 30, 2013. We expect sales and marketing headcount to decrease in the near term as a result of our restructuring activities.

As a result of stock options granted under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense. As of September 30, 2014, we estimate that approximately $2.8 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.6 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

Sales and marketing expenses increased $23.8 million for the nine months ended September 30, 2014, as compared to the same period in 2013, due to a $12.4 million increase in compensation, variable compensation, and related costs, a $4.2 million increase in marketing and advertising costs, a $1.6 million increase in travel and entertainment expenditures, a $1.6 million increase in recruiting costs, a $1.5 million increase in facility and other related support costs, a $1.3 million increase due to previously disputed variable compensation, a $0.9 million increase in consulting and advisory costs, and a $0.3 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan.

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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

General and administrative expenses	$24,811	$24,265	2.3%	$76,376	$77,271	-1.2%

General and administrative expenses increased $0.5 million for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $2.9 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan and a $0.3 million increase in compensation and related costs due to a change in staffing composition, partially offset by a $2.3 million decrease in variable compensation primarily due to a reduction in accrued executive bonuses and a $0.3 million decrease in other aircraft-related operating costs. General and administrative headcount decreased 10.3% to 417 at September 30, 2014 from 465 at September 30, 2013. We expect general and administrative headcount to decrease in the near term as a result of our restructuring activities.

As a result of stock options granted under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense. As of September 30, 2014, we estimate that approximately $42.4 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 3.3 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

General and administrative expenses decreased $0.9 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $5.1 million decrease in variable compensation primarily due to a reduction in accrued executive bonuses and due to the fact that variable compensation in the prior year included additional amounts incurred as a result of the sale of Angel.com, a $2.7 million decrease in legal, consulting, and other advisory costs, a $0.6 million decrease in other aircraft-related operating costs, a $0.3 million decrease in facility and other related support costs, and a $0.2 million decrease in travel and entertainment expenditures, partially offset by a $6.8 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan and a $1.4 million increase in compensation and related costs due to a change in staffing composition.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

Gross research and development expenses before capitalized software development costs	$30,913	$25,655	20.5%	$91,723	$77,435	18.5%
Capitalized software development costs	(2,254)	(3,678)	-38.7%	(2,254)	(5,414)	-58.4%

Total research and development expenses	$28,659	$21,977	30.4%	$89,469	$72,021	24.2%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,171	$1,172	-0.1%	$4,090	$3,878	5.5%

Research and development expenses, before capitalization of software development costs, increased $5.3 million for the three months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $3.9 million increase in compensation and related costs due to an increase in average staffing levels, a $0.4 million increase in facility and other related support costs, a $0.3 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, a $0.2 million increase in consulting and advisory costs, and a $0.2 million increase in recruiting costs. Research and development headcount increased 1.9% to 965 at September 30, 2014 from 947 at September 30, 2013. We expect research and development headcount to decrease in the near term as a result of our restructuring activities.

As a result of stock options granted under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense. As of September 30, 2014, we estimate that approximately $5.0 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 3.1 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

Research and development expenses, before capitalization of software development costs, increased $14.3 million for the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to a $12.1 million increase in compensation and related costs due to an increase in average staffing levels, a $1.4 million increase in recruiting costs, a $1.0 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, and a $0.4 million increase in facility and other related support costs, partially offset by a $1.0 million decrease in consulting and advisory costs.

For the nine months ended September 30, 2014, our research and development effort was focused on the following: 67.8% on the MicroStrategy Analytics Platform, MicroStrategy Mobile, MicroStrategy Cloud, and internal information technology initiatives and 32.2% on other research and development, including the MicroStrategy Identity Platform.

Restructuring costs. In the third quarter of 2014, we adopted the 2014 Restructuring Plan, which includes a planned reduction in our workforce by approximately 800 employees. Restructuring costs consist primarily of employee severance and related benefit costs, contract termination costs, and other related costs associated with our restructuring activities. The following table summarizes restructuring costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

Restructuring costs	$11,578	$0	n/a	$11,578	$0	n/a

Restructuring costs increased $11.6 million for each of the three and nine months ended September 30, 2014, as compared to the same periods in the prior year, due to the implementation of the 2014 Restructuring Plan in the third quarter of 2014. We expect to incur an additional pre-tax restructuring charge of $6.8 million in the fourth quarter of 2014. See “Overview”, “Liquidity and Capital Resources”, and Note 6, Restructuring, to the Consolidated Financial Statements for further information regarding the 2014 Restructuring Plan and related restructuring costs by major cost category.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of realized and unrealized gains and losses on our foreign currency forward contracts and foreign currency transaction gains and losses. For the three months ended September 30, 2014, other income, net, of $4.9 million was comprised of $3.9 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, and $1.0 million in net unrealized gains from foreign currency forward contracts. For the nine months ended September 30, 2014, other income, net, of $3.3 million was comprised of $3.2 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, and $0.9 million in net unrealized gains from foreign currency forward contracts, offset by $0.6 million in net realized losses from the settlement of certain foreign currency forward contracts and $0.3 million in impairment losses related to software developed for internal use.

Benefit from Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2014 and applied that rate to the loss from continuing operations before income taxes in determining the benefit from income taxes for the nine months ended September 30, 2014. We also record discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur. The effective tax rate for the nine months ended September 30, 2013 was calculated based on the actual benefit from income taxes for the nine months ended September 30, 2013 (i.e. the “cut-off” method) because we determined that we were unable to make a reliable estimate of the annual effective tax rate as relatively small changes in the projected income or loss produced significant variances in the annual effective tax rate.

For the nine months ended September 30, 2014, we recorded a benefit from income taxes from continuing operations of $6.9 million that resulted in an effective tax rate of 28.2%, as compared to a benefit from income taxes from continuing operations of $10.9 million that resulted in an effective tax rate of 2,012.1% for the nine months ended September 30, 2013. The change in the effective tax rate is mainly due to the changes in the year-to-date loss or income amounts and the release of liability for certain unrecognized tax benefits in the second and third quarter of 2013.

As of September 30, 2014, we estimated that we had U.S. federal net operating loss carryforwards of $24.1 million and foreign net operating loss carryforwards of $7.0 million. As of September 30, 2014, we estimated that we had U.S. and foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $28.1 million. As of September 30, 2014, we had a valuation allowance of $1.7 million primarily related to certain foreign tax credit carryforwards and foreign net operating loss carryforwards that, in our present estimation, more likely than not will not be realized.

Although we are implementing the 2014 Restructuring Plan, if we are unable to achieve profitability after we have fully implemented the restructuring plan, we may not be able to realize these tax assets. If we are unable to achieve profitability in the near future, particularly relating to our U.S. operations, we may be required to increase the valuation allowance against our deferred tax assets. We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30, 2014	December 31, 2013	September 30, 2013
Current:
Deferred product licenses revenue	$10,010	$14,538	$9,419
Deferred subscription services revenue	10,382	10,923	8,370
Deferred product support revenue	145,917	167,771	146,633
Deferred other services revenue	10,216	17,056	13,595

Gross current deferred revenue and advance payments	176,525	210,288	178,017
Less: unpaid deferred revenue	(55,818)	(96,632)	(60,232)

Net current deferred revenue and advance payments	$120,707	$113,656	$117,785

Non-current:
Deferred product licenses revenue	$7,700	$4,401	$2,978
Deferred subscription services revenue	669	1,161	1,031
Deferred product support revenue	7,062	5,877	6,655
Deferred other services revenue	951	1,175	1,484

Gross non-current deferred revenue and advance payments	16,382	12,614	12,148
Less: unpaid deferred revenue	(4,903)	(3,644)	(3,017)

Net non-current deferred revenue and advance payments	$11,479	$8,970	$9,131

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $30.0 million as of September 30, 2014, as compared to December 31, 2013, due to the recognition of previously deferred product licenses, subscription services, product support, and other services revenues. Total gross deferred revenue and advance payments increased $2.7 million as of September 30, 2014, as compared to September 30, 2013, primarily due to an increase in deferred revenue from new product licenses and subscription services contracts, partially offset by the recognition of previously deferred product support and other services revenues.

We expect to recognize approximately $176.5 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of September 30, 2014, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2019 totaling approximately $132.8 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

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

As of September 30, 2014, total accrued restructuring costs were $8.1 million, all of which are expected to be paid in the fourth quarter of 2014. Further, we expect approximately $6.8 million of additional future cash expenditures related to our restructuring activities to be paid in the fourth quarter of 2014. The 2014 Restructuring Plan is expected to deliver annualized pre-tax savings of approximately $73.4 million, primarily as a result of reduced employee compensation and rent expense across the following line items within the Consolidated Statements of Operations (in thousands):

Estimated Annual Pre-Tax Savings

Cost of other services	$6,900
Sales and marketing	30,200
Research and development	27,900
General and administrative	8,400

Total estimated annual pre-tax savings from restructuring	$73,400

In addition to the 2014 Restructuring Plan, we plan to implement other internal cost-saving initiatives that we expect will deliver additional annualized pre-tax savings.

As of September 30, 2014 and December 31, 2013, the amount of cash and cash equivalents and short-term investments held by U.S. entities were $120.7 million and $160.5 million, respectively, and by non-U.S. entities were $233.9 million and $196.9 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $192.7 million at December 31, 2013. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, restructuring activities, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows from continuing operations (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended
	September 30,		%
	2014	2013	Change

Net cash provided by operating activities from continuing operations	$16,321	$15,253	7.0%
Net cash used in investing activities from continuing operations	$(96,388)	$(195,645)	-50.7%
Net cash (used in) provided by financing activities from continuing operations	$(2,035)	$21,884	-109.3%

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

Net cash provided by operating activities from continuing operations was $16.3 million and $15.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2014, as compared to the same period in the prior year, was primarily due to a $38.3 million increase from changes in non-cash items, partially offset by a $28.1 million decrease in income from continuing operations and a $9.1 million change in operating assets and liabilities. Non-cash items primarily consist of depreciation and amortization, bad debt expense, the non-cash portion of restructuring costs, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities from Continuing Operations. The changes in net cash used in investing activities from continuing operations primarily relate to purchases and redemptions of short-term investments, expenditures on property and equipment, and capitalized software development costs. Net cash used in investing activities from continuing operations was $96.4 million and $195.6 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in net cash used in investing activities from continuing operations for the nine months ended September 30, 2014, as compared to the same period in the prior year, was primarily due to a $193.3 million increase in proceeds from the redemption of U.S. Treasury securities and a $3.2 million decrease in capitalized software development costs, partially offset by a $94.5 million increase in purchases of short-term investments, a $1.8 million increase in purchases of property and equipment, and a $0.9 million increase in restricted cash.

Net Cash (Used in) Provided by Financing Activities from Continuing Operations. The changes in net cash (used in) provided by financing activities from continuing operations primarily relate to the exercise of employee stock options. Net cash used in financing activities from continuing operations was $2.0 million for the nine months ended September 30, 2014. Net cash provided by financing activities from continuing operations was $21.9 million for the nine months ended September 30, 2013. The increase in net cash used in financing activities from continuing operations for the nine months ended September 30, 2014, as compared to the same period in the prior year, was due to a $23.6 million decrease in excess tax benefits, generated primarily from stock option exercises in previous years, that were recognized in 2013 due to the taxable gain arising from the sale of Angel.com, and a $0.3 million decrease in proceeds from the exercise of employee stock options.

Contractual Obligations. As disclosed in Note 8, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of September 30, 2014:

	Payments due by period ended September 30,
	Total	2015	2016-2017	2018-2019	Thereafter
Contractual Obligations:
Operating leases	$125,683	$26,119	$41,357	$34,232	$23,975
Capital leases and other financing arrangements	1,898	1,739	159	0	0

Total	$127,581	$27,858	$41,516	$34,232	$23,975

Unrecognized Tax Benefits. As of September 30, 2014, we had $2.1 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits have been netted against deferred tax assets upon adoption of Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), and are recorded in other long-term liabilities. The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2014.

Off-Balance Sheet Arrangements. As of September 30, 2014, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014. As a result, liabilities for unrecognized tax benefits of $1.0 million were netted against deferred tax assets, as of September 30, 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

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

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of September 30, 2014, we held approximately $218.5 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 40.7% and 37.2% of our total revenues from continuing operations for the three months ended September 30, 2014 and 2013, respectively, and 41.3% and 39.1% of our total revenues from continuing operations for the nine months ended September 30, 2014 and 2013, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of September 30, 2014 and December 31, 2013, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of our foreign currency forward contracts, would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3% and 0.4%, respectively. The decrease in exposure to an adverse change in foreign currency rates as of September 30, 2014 was primarily due to a decrease of cash balances in our non-U.S. dollar based bank accounts as compared to December 31, 2013. Our foreign currency forward contracts further decrease the negative impact that a 10% adverse change in foreign currency exchange rates would have on our aggregate reported cash and cash equivalents and short-term investments from 0.3% negative impact to 0.1% positive impact as of September 30, 2014. If average exchange rates during the nine months ended September 30, 2014 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2014 would have decreased by 3.7%. During the nine months ended September 30, 2014, our revenues decreased 0.1% as a result of a 0.7% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012 (the “New York Judgment”). DataTern appealed the New York Judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York Judgment and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the Federal Circuit. In January 2014, the Federal Circuit stayed DataTern’s appeal pending the disposition of DataTern’s appeal of the New York Judgment. In May 2014, the Federal Circuit affirmed the New York Judgment in part and reversed it in part. After petitions for rehearing were denied regarding the New York Judgment, the Company and DataTern agreed that the stay in their appeal in the Federal Circuit should be lifted. Oral argument in the Federal Circuit appeal is scheduled for November 4, 2014. We have received indemnification requests from certain of our resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. In October 2013, following a series of motions by the parties, the court dismissed the case, entered judgment of non-infringement based on a stipulation of non-infringement filed by Vasudevan, and also granted MicroStrategy’s motion for summary judgment of invalidity, finding the four patents in the suit invalid. In November 2013, Vasudevan filed its Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Also in November 2013, Vasudevan filed a motion that was unopposed by the Company to consolidate the appeal with Vasudevan’s appeal of a related matter against TIBCO Software, which had also been dismissed by the District Court on summary judgment. In February 2014, in response to Vasudevan’s motion, the Court entered an order that the cases be treated as companion cases. On September 12, 2014, the parties presented oral arguments before the Federal Circuit. The parties are currently awaiting the Federal Circuit’s final decision in the case. The outcome of this matter on appeal is not presently determinable.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate, in part, as a result of:

•	the size, timing, volume, and execution of significant orders and shipments;

•	the mix of products and services ordered by customers, including product licenses and subscription offerings, which can affect the extent to which revenue is recognized immediately or over future quarterly periods;

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we are able to recognize revenue;

•	the timing of announcements of new offerings by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced versions of our products and services;

•	the length of our sales cycles;

•	seasonal or other buying patterns of our customers;

•	changes in our operating expenses, including the impact of our recent restructuring activities;

•	planned major maintenance activities related to our owned corporate aircraft;

•	the timing of research and development projects and the capitalization of software development costs;

•	personnel changes, including the impact of our recent restructuring activities;

•	our use of channel partners;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	changes in foreign currency exchange rates;

•	our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made;

•	increases or decreases in our liability for unrecognized tax benefits; and

•	changes in customer budgets.

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. For example, although we are implementing the 2014 Restructuring Plan that is designed to reduce our operating expenses, if our revenues in the future are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur additional operating losses.

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

We may not be able to achieve profitability in the future

We generated a loss from continuing operations, net of tax, for the nine months ended September 30, 2014, and we may not be able to achieve profitability on a quarterly or annual basis in the future.

As of September 30, 2014, option awards granted under our stock incentive plan are expected to result in our recognizing additional share-based compensation expense of approximately $50.2 million over the remaining weighted average vesting period of approximately 3.3 years. We also expect that the 2014 Restructuring Plan will result in our incurring an additional pre-tax restructuring charge of $6.8 million in the fourth quarter of 2014. If our revenues are not sufficient to offset these and other operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may continue to incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2014, we had $31.7 million of deferred tax assets, net of a $1.7 million valuation allowance, and if we are unable to achieve profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

We face risks arising from our restructuring activities

In September 2014, we committed to a restructuring plan to streamline our workforce and spending to better align our cost structure with our business strategy. The plan is expected to reduce our workforce by approximately 800 employees worldwide. See Note 6, Restructuring, to the consolidated financial statements filed with this Quarterly Report on Form 10-Q for further information relating to the restructuring plan. The restructuring presents significant potential risks that may impair our ability to achieve anticipated cost reductions or otherwise harm our business, including:

•	delays or higher than anticipated costs in implementing anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe;

•	failure to meet operational targets or customer requirements due to the loss of employees, or a decrease in employee morale;

•	failure to maintain adequate controls and procedures while consolidating operational and administrative infrastructure throughout the execution of the restructuring;

•	diversion of management attention from ongoing business activities; and

•	employment by our competitors of employees whose positions were or will be eliminated in connection with the restructuring.

Economic uncertainty, particularly in the financial services and retail industries, could materially adversely affect our business and results of operations

General worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are currently under tax examinations in the U.S. and in Germany. Any adverse outcome of such reviews could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

A substantial customer shift from our MicroStrategy Analytics Platform to our MicroStrategy Cloud offerings could affect the timing of revenue recognition and materially adversely affect our operating results

We offer our analytics platform in the form of a perpetual software license and a cloud-based Platform-as-a-Service subscription. The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our subscription services. For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer. For subscription services, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period. As a result, if a substantial number of current or new customers shift to subscribing to MicroStrategy Cloud instead of purchasing perpetual software licenses for the MicroStrategy Analytics Platform, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results and cash flows for the reporting periods during which such a shift occurs.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, in recent years we have introduced a number of innovative technologies designed to enable companies to capitalize on Big Data, mobile applications, cloud-based services, and identity trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated. For example, we have expended significant resources in the development and marketing of the MicroStrategy Identity Platform, which has not generated significant revenues to date. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

Business disruptions, including interruptions or delays in service from our third-party data center hosting facilities and other third-party services, could materially adversely affect our operating results

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, and Poland. In addition, we serve our customers using third-party data center hosting facilities located in the United States and England and other third-party services. We are a highly automated business, and a disruption or failure of our systems, or the third-party hosting facilities or other services that we use, could cause delays in completing sales and providing services. A major earthquake, fire, act of terrorism or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations, cause our customers to terminate their subscriptions, result in our issuing credits or paying penalties, or adversely affect our attrition rates or our ability to attract new customers, any of which could materially adversely affect our future operating results.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the nine months ended September 30, 2014, transactions by channel partners for which we recognized revenues accounted for 22.7% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $192.9 million as of September 30, 2014. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $60.7 million, resulting in net current and non-current deferred revenue and advance payments of $132.2 million as of September 30, 2014. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2019 totaling approximately $132.8 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 40.7% and 37.2% of our total revenues from continuing operations for the three months ended September 30, 2014 and 2013, respectively, and 41.3% and 39.1% of our total revenues from continuing operations for the nine months ended September 30, 2014 and 2013, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	fluctuations in foreign currency exchange rates;

•	new, or changes in, regulatory requirements;

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	costs of localizing offerings;

•	lack of acceptance of localized offerings;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws, including those relating to labor matters, consumer and data protection, privacy, network security, and encryption;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	corporate espionage; and

•	political instability and security risks in the countries where we are doing business.

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

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements and anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, and our brand.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the nine months ended September 30, 2014 and 2013, our top three product licenses transactions with recognized revenue totaled $6.2 million and $10.4 million, respectively, or 6.8%, and 11.2% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. For example, our restructuring activities may adversely impact our ability to attract or retain key employees. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman of the Board of Directors and Chief Executive Officer. If we lose the services of Mr. Saylor or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

Changes in laws or regulations relating to privacy or the protection of personal data, or any failure by us to comply with such laws and regulations or our privacy policies, could materially adversely affect our business

Aspects of our business, including MicroStrategy Cloud and the MicroStrategy Identity Platform, involve processing, storing, and transmitting personal data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of data that we store for our customers in our cloud, networks, and other systems, including personal data, is increasing. In recent years, the collection and use of personal information by companies have come under increased regulatory and public scrutiny. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

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

Our intellectual property is valuable, and any inability to protect it could reduce the value of our products, services, and brand

We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures, and contractual commitments to protect our intellectual property. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented, or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Moreover, recent amendments to and court decisions regarding U.S. patent law may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive.

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

Because of the rights of our two classes of common stock, and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of October 22, 2014, holders of our class B common stock owned 2,152,327 shares of class B common stock, or 70.2% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 65.6% of the total voting power, as of October 22, 2014. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

During the three months ended September 30, 2014, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 9, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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
Douglas K. Thede
Senior Executive Vice President &
Chief Financial Officer

Date: October 29, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Summary of Changes in Salary and Cash Bonus for Michael J. Saylor (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 8, 2014 and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts and compensatory plans or arrangements