Form 10-K
period 2014-12-31
MICROSTRATEGY INC
filed 2015-02-26
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2014 on the NASDAQ Global Select Market) was approximately $1,305.7 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on February 20, 2015 was 9,290,853 and 2,035,184, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2015 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

MICROSTRATEGY INCORPORATED

The trademarks and registered trademarks of MicroStrategy Incorporated and its subsidiaries referred to herein include, but are not limited to, MicroStrategy, MicroStrategy Analytics Platform, MicroStrategy Mobile, MicroStrategy Analytics Desktop, and MicroStrategy Usher. Third-party product and company names mentioned herein may be the trademarks of their respective owners.

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

Overview

MicroStrategy® is a leading worldwide provider of enterprise-ready analytics, mobile, and security software platforms. MicroStrategy provides system-of-record reporting and interactive visualization capabilities offered on any device or in the cloud. The Company’s mission is to provide enterprise analytics, mobility, and security platforms that are flexible, powerful, scalable, and user-friendly.

MicroStrategy Analytics empowers organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise through two distinct offerings — MicroStrategy Analytics Platform™ and MicroStrategy Analytics Desktop™. The MicroStrategy Analytics Platform delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. The MicroStrategy Analytics Platform is integrated with MicroStrategy Analytics Desktop, a standalone desktop tool designed to enable business users to analyze and understand their data. With MicroStrategy Analytics Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

MicroStrategy Mobile™ enables organizations to rapidly build information-rich applications that deliver analytics combined with transactions, multimedia, and custom workflows, to mobile devices. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to deploy powerful mobile business apps quickly and cost-effectively. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.

MicroStrategy Usher™ is a mobile identity and security platform designed to make identity management simple, seamless, and secure. Built on an advanced mobile-centric enterprise security platform, MicroStrategy Usher can dematerialize traditional forms of identity verification such as passwords and physical badges and replace them with a single mobile identity badge, stored on a smartphone, that is cryptographically linked to its owner’s phone and dynamically linked to the enterprise’s existing identity repositories. MicroStrategy Usher’s enterprise mobile identity solution addresses some of the biggest challenges facing corporations today, including authentication, cybersecurity, access management, and resource authorization, while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Users can log into applications, unlock doors, validate each other’s identities, and gain a holistic view of network activity using only mobile identities, either through Bluetooth®, QR codes, or time-limited PIN codes. MicroStrategy Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a new real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. We currently offer MicroStrategy Usher as a subscription-based service.

MicroStrategy Secure Cloud (formerly known as MicroStrategy Cloud) is a platform for organizations that want to harness the power of enterprise analytics, mobility, and security applications via the cloud. MicroStrategy Secure Cloud brings together enterprise analytics, analytical databases, and extract, transform, load (ETL) capabilities in a high performance integrated environment. MicroStrategy Secure Cloud offers on-demand access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities and is optimized for a variety of enterprise applications. Compared to traditional on-premises approaches, MicroStrategy Secure Cloud is architected to deliver best-of-breed MicroStrategy and Usher software via the cloud, with pre-configured, ready to go MicroStrategy servers, coupled with the required supporting infrastructure with metadata databases, relational databases, and big data storage.

The MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Secure Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During 2014, 2013, and 2012, we did not generate significant revenues from MicroStrategy Usher.

We were incorporated as a Delaware corporation on November 17, 1989. Today, with operations in 28 countries worldwide, the company is one of the largest independent publicly-traded analytics vendors as measured by annual revenue.

MicroStrategy Analytics

MicroStrategy Analytics enables users to query and analyze detailed, transaction-level databases, large Hadoop® distributions, data warehouse appliances, departmental databases, cloud data sources, and user-owned data in spreadsheets. It transforms data into business insights through highly visual, interactive reports and dashboards that can be securely distributed to hundreds of thousands of users throughout an enterprise.

Five key business needs have driven demand for powerful analytics solutions:

•	Increased consumption of analytics. In the past, dissemination of information was limited to a few power-users or analysts. Now, a wide range of information users — from customer service representatives to the CEO within a company, and from customers to suppliers outside the organization — can benefit from the insight that analytics provides. The wide acceptance of the Internet as an information source also has fueled demand for enterprise data to be accessible over the Web to tens of thousands of users across an enterprise. In addition, demand for analytics on mobile devices is being driven by the growth of the mobile Internet and by the accelerating proliferation of mobile devices.

•	Increased data scalability. Increasing information generation, and in particular, the ability to capture and store electronically every business transaction and interaction, have made terabyte-size data warehouses commonplace. Due to very large data volumes at some organizations, such as data volumes generated by social media, data warehouses can now reach sizes in excess of tens of petabytes (1,000 terabytes). While transaction- and interaction-level information is now routinely captured, organizations often struggle to make productive use of such massive data stores. Organizations need to view data within its operational context — making even the most detailed information meaningful to business users. As a result, users want the ability to easily discover trends hidden in these very large databases and to verify these trends by reviewing the underlying detail.

•	Improved analytics system performance. The increase in user population sizes and data volumes puts a strain on analytics infrastructures. Business users expect to retrieve the information they are requesting within seconds of making the request. Mobile devices have set this expectation even higher by increasing demand for near instantaneous responses to requests. Analytics administrators need to systematically monitor and tune the analytics environment to provide the expected service levels.

•	Improved data comprehension and visualization. As data volumes have increased, the growing work demands placed on business users have meant progressively less time available to users to monitor and improve their businesses and make informed decisions. As a result, business users need to view the data in a summarized, easy-to-grasp format and navigate to areas of concern for additional insight. Presenting the data in a highly visual, accessible, and interactive format to collate, view, and explore information with agility and ease of use improves the overall comprehension of the business and speeds up the decision-making process.

•	Increased demand for personalized, one-to-one customer and/or supplier experience. Many companies have implemented strategies that establish personalized relationships with each customer and/or supplier based on individual needs and preferences. They earn loyalty by providing superior service, security, and convenience. In order to successfully acquire, retain, and upgrade customers, these organizations need to understand their customers’ profiles, transaction histories, past responses to marketing campaigns, and interactions with customer service. This information is often stored in widely dispersed and complex data sources, and obtaining a holistic view of the customer can be challenging.

The volume of data available to enterprises is growing at a very high rate, being driven by greater transaction detail, more sensors, more external data, and more data from mobile and social media platforms. MicroStrategy Analytics helps organizations worldwide take advantage of this explosive growth in enterprise data by equipping managers and employees with timely, actionable information to make data-driven business decisions.

Solutions built on MicroStrategy Analytics can give analysts, managers, and executives the critical insight they need to reduce costs, better allocate resources, improve efficiencies, and optimize operations. MicroStrategy Analytics can also be used to build stronger relationships with business partners and suppliers by providing insights for managing inventory levels, analyzing supply chains, and tracking vendor performance. MicroStrategy Analytics also includes predictive capabilities that enable organizations to leverage their historical data to project future business outcomes.

MicroStrategy Analytics provides IT professionals with a powerful, highly automated mechanism for delivering insightful reports, visualizations, and dashboards to employees throughout an organization. In addition, MicroStrategy Analytics includes a self-service feature, MicroStrategy Visual Insight, which enables business users to upload, prepare, and explore enterprise data on their own, without any coding or IT expertise. With this feature, business users can spot trends and outliers in a completely visual and interactive way, thereby eliminating much of the need for IT to create reports and dashboards for them.

MicroStrategy Analytics is available in two different offerings: the MicroStrategy Analytics Platform and MicroStrategy Analytics Desktop. The MicroStrategy Analytics Platform is designed for enterprise-scale business intelligence, supporting high performance analytics on gigabytes, terabytes, or petabytes of data. Organizations can deploy the MicroStrategy Analytics Platform on-premises or access the same functionality within the MicroStrategy Secure Cloud offering. MicroStrategy Analytics Desktop puts the power of MicroStrategy Analytics into the hands of individual users for self-service visual analytics and data discovery. The two products share a common user experience — making it easy to start small with self-service analytics and grow into the production-grade features of the MicroStrategy Analytics Platform.

MicroStrategy Analytics Platform

The MicroStrategy Analytics Platform is our flagship analytics software. It is a comprehensive, enterprise-grade solution featuring sophisticated analytics, scalable performance, multi-level security, and rigorous data governance. It also combines the agility and productivity of self-service data visualization (also known as visual data discovery), which bridges the gap between fast, elegant, interactive visual analytics and powerful, large-scale enterprise business intelligence.

Key benefits of the MicroStrategy Analytics Platform include:

•	Flexibility to report, analyze, and monitor. The MicroStrategy Analytics Platform unifies reporting, analysis, and real-time business monitoring into one seamless experience for the business user, one efficient and scalable architecture for the IT professional, and one economical and extensible utility for the CIO.

•	Industrial-strength analytics. The MicroStrategy Analytics Platform enables industrial-strength analytics with enterprise-caliber technology and high user- and data-scalability. It enables centralized administration, operations, and maintenance in a unified interface and from within a unified hardware environment. Users can connect through their mobile devices, a zero-footprint Web offering, and office productivity software suites — expanding the reach of business intelligence across the enterprise.

•	Integration of analysis in every report or scorecard. The MicroStrategy Analytics Platform makes powerful analytic capability automatically available directly from enterprise reports and scorecards. It delivers analytic integration to users in two ways. The first is by providing online analytical processing (OLAP) capabilities directly to tables, charts, and visualizations embedded within report documents, allowing business users to analyze the data while staying within the bigger report document. The second is by allowing users to “drill” from a report document to a dedicated analysis view that is optimized for conducting detailed analysis. In both cases, the integration of reporting with analysis is automatic.

•	Data to insight in minutes without IT involvement. Our self-service analytics feature, MicroStrategy Visual Insight, gives business users a simple, powerful, and fast way to analyze data with minimal set-up requirements. It is designed to allow business users to answer business questions on their own, avoiding the lengthy process of report specification and design. By using a variety of graphical visualizations to represent the entire analysis, users can easily and rapidly spot trends and outliers in large data sets, creating a user experience that seems to unfold in real time. The combination of our traditional enterprise scalability along with the MicroStrategy Visual Insight feature brings the power of enterprise analytics to the personal level, and easily extends that power to everyone in the organization.

•	Actionable insight. The MicroStrategy Analytics Platform helps organizations accelerate the speed and productivity of their businesses by building mobile apps and Web dashboards that connect to back-end transactional systems and databases to include data entry and action-taking features, including: submitting orders, one-click approvals and denials, notes for tracking and directing business activity, and write-back to data sources.

•	Governed data discovery. The MicroStrategy Analytics Platform enables organizations to achieve data consistency and governance across every report, dashboard, visualization, and user within the system through a trusted and centralized metadata store. By leveraging our reusable metadata to define, manage, and maintain common definitions for metrics, attributes, data sets, and other objects through governed data discovery, organizations can lower the overall cost of developing new analytical outputs (such as reports or dashboards), while helping to ensure that the information delivered in those outputs is accurate, governed, and timely.

•	Heterogeneous joining of data from across the enterprise. The MicroStrategy Analytics Platform enables organizations to create integrated views of data across heterogeneous data stores. By mapping conforming dimensions from multiple sources within the MicroStrategy object model, the platform automatically joins data from multiple sources in the same table, chart, or visualization. Data can come from any source accessible by MicroStrategy, including the data warehouse, data marts, Apache™ Hadoop®, SAP® Business Information Warehouse (SAP BW), Microsoft® SQL Server® Analysis Services, IBM® Cognos® TM1®, Oracle® Essbase, and other operational system databases.

•	Integration of advanced analytics into mainstream reporting and analyses. The MicroStrategy Analytics Platform’s analytic engine includes predictive capabilities in MicroStrategy reports and analyses. The analytic engine can train and calculate many of the primary data mining functions, including time-series, association rules, clustering, regression, and decision-tree algorithms. Hand-in-hand with this calculation capability, the MicroStrategy Analytics Platform also includes the ability to import data mining models directly from data mining products from vendors like IBM® SPSS®, Teradata®, and SAS® using the predictive modeling mark-up language (PMML) standard, and by embedding R statistical packages in the platform. With this capability, data mining models, such as neural network algorithms, rule set algorithms, and support vector machines, as well as ensembles of models, can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, MicroStrategy’s Data Mining ServicesTM extension enables these metrics to be used freely and calculated quickly in reports, analyses, and alerts.

•	Support for large data volumes and all major relational database/hardware combinations. The MicroStrategy Analytics Platform supports systems with very large data volumes and is specifically optimized to support all major relational database platforms, Hadoop distributions, and data appliances commonly used for business intelligence systems, as well as multi-dimensional databases, such as SAP BW. Important features of our solution in this area include:

•	Dynamically generated SQL, multidimensional expressions (MDX), and Hadoop queries that optimize the performance of each major database;

•	Very Large Database (VLDB) parameters that allow individual reports to be tuned for performance;

•	Support for hand-written SQL, Hadoop, and XQuery queries;

•	Ability to support very large user populations;

•	Highly reliable up-time, even in high volume applications; and

•	Ability to work with and support multiple languages for international applications.

•	Powerful distribution engine for information delivery. Our technology offers a high performance, personalized distribution engine for delivering periodic and alert-based information to users via e-mail, Web, and mobile devices. The distribution engine includes drivers for all major device types used in both domestic and international markets, enabling the delivery of information to users when and where it is needed.

MicroStrategy Analytics Desktop

MicroStrategy Analytics Desktop is a fast, powerful, and easy-to-use product for self-service data visualization. It enables business users to gain valuable insight into their organizations’ data by creating stunning, useful visualizations in just minutes, without assistance from the IT department. MicroStrategy Analytics Desktop is available for free and can be readily downloaded and installed on a standard desktop computer or laptop, making the power of MicroStrategy analytics easily available to everyone.

MicroStrategy Analytics Technology Strategy

Our technology strategy is focused on delivering comprehensive platform-based solutions to enable any organization to create immediate value from analytics and then quickly grow its analytics effort to encompass more advanced capabilities as well as larger user and data scale. This strategy includes: expanding support for large information stores, improving performance and administration, enhancing our analysis capabilities, and enhancing report delivery via the Web and mobile devices. We continue to enhance our products for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. We continue to enhance usability and visual data exploration to increase ease of use and functionality, and thus further decrease the need for IT intervention. We are working to further differentiate our products by increasing:

•	Visual analysis and user self-service. Ease of use and visual exploration and analysis capabilities on small to extremely large data sets, in conjunction with the enterprise capabilities also offered by our platforms;

•	Data capacity. The volume of information that can be efficiently analyzed and utilized;

•	User concurrency. The number of users that can be supported simultaneously;

•	Analytic sophistication. The range of analytical methods available to the application designer;

•	Performance. The throughput and response time of the system, measured in seconds;

•	Database flexibility. The range of data sources, data warehouses, and online transaction processing databases that the software is capable of efficiently querying without modification;

•	Robustness. The reliability and availability of the software in mission-critical environments;

•	Deployability. The ease with which applications can be securely deployed, modified, upgraded, and tuned;

•	Personalization. The quality and sophistication of a one-to-one user experience;

•	Content flexibility. The range of content, both structured and unstructured, that can be efficiently utilized;

•	Media channel and interface flexibility. The range of media channels (including mobile devices), interface options, and display features supported; and

•	Transaction capabilities. The ability to efficiently initiate actions and transactions from mobile devices and Web-based dashboards.

MicroStrategy Mobile

MicroStrategy’s consistently highly-rated mobile offering extends beyond basic mobile analytics to deliver an innovative mobile app platform that makes building a variety of mobile business apps easier and faster.

MicroStrategy Mobile enables organizations to rapidly build information-rich applications that deliver analytics combined with transactions, multimedia, and custom workflows to mobile devices. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to deploy powerful mobile business apps quickly and cost-effectively. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.

During 2014, independent analyst firm Dresner Advisory Services rated MicroStrategy Mobile the number one overall offering out of twenty-five vendors for Mobile Computing / Mobile Business Intelligence. This is the fourth year in a row that MicroStrategy has topped the list of vendors included in Dresner’s Wisdom of Crowds® Mobile Computing / Mobile BI Market Study. Additionally, in its 2014 Value Index for Mobile Business Intelligence (BI) report, Ventana Research ranked MicroStrategy first out of 16 mobile BI vendors. MicroStrategy was cited for the value its solution provides to its customers, with a focus on app usability and return on investment.

MicroStrategy Mobile is available both as on-premises software and hosted as a service offering in MicroStrategy Secure Cloud. It is also available on Amazon Web Services (“AWS”) through the AWS Marketplace®.

Key benefits of MicroStrategy Mobile include:

•	Increased employee productivity by gaining new efficiencies and cutting decision times. MicroStrategy Mobile computing can dramatically improve personal productivity, replacing how people write, carry, touch, and decide today. MicroStrategy Mobile puts materials, information, and system access on devices that are always on, always connected, and always in reach.

•	Extending information throughout an organization. MicroStrategy Mobile can help run a business more effectively by extending the reach of critical enterprise systems to all constituents in all locations. It can provide real-time access to the latest information and data-driven visualizations that fuel spontaneous conversations and more effective decision making.

•	Conducting business in newer and faster ways. MicroStrategy Mobile context-aware apps that leverage native mobile device functionality (e.g., GPS, camera, etc.) allow users to complete tasks significantly faster or in more efficient ways than Web or desktop-bound apps.

•	Fast app development. MicroStrategy Mobile is one of the fastest ways to create new mobile apps and mobile front-ends to existing analytics applications. Its click-to-configure features allow the development of mobile apps in a code free environment without requiring an organization’s IT resources. It also allows for the deployment of native apps across multiple operating systems with a single design and lets a user make an app multi-lingual with a few configuration clicks.

•	High Performance Mobilization. MicroStrategy Mobile provides compelling and high-performance MicroStrategy Mobile powered apps that can maximize impact, durability, and adoption.

MicroStrategy Mobile Releases in 2014

MicroStrategy Mobile currently includes the following significant functional enhancements made during 2014:

•	Enhanced native transactional capabilities. MicroStrategy enhanced the native transactional capabilities by adding conditional logic, input validation, and smart transactions. Smart transactions allow users to submit information and display the outcome on their app even while offline. For example, if a marketing executive approves spend for a new purchase order, the executive could view how that new spend impacts the total budget while working offline. When connectivity is resumed, the new inputs are transmitted to, and captured by, the database.

•	Enhanced enterprise-grade mobile security. Some of the new security capabilities include integration with SAML, Good Dynamics®, and Apple®’s Touch IDTM fingerprint identity sensor. There is also a new logout function that allows users to end their sessions. Additionally, MicroStrategy’s improved certificate server workflow allows a client certificate to be generated on the client’s device and verified on the server for improved security.

•	Apple Touch ID integration. MicroStrategy became the first analytics firm to integrate with Apple Touch ID fingerprint identity sensor. Developers can configure app and document-level biometric security for their mobile analytical apps, reports, and documents. Additionally, developers can configure a Touch ID requirement to restrict printing and sharing of information.

•	Enhanced Mobile SDK. The MicroStrategy Mobile SDK framework now accommodates and integrates with any major custom authentication system. Customized application developers have a simple and reliable way to hook into an authentication workflow that interfaces with any major external custom authentication mechanism.

•	Enhanced user interface and experience. We understand that user interface and experience greatly impact user adoption, so we continually introduce new and enhanced features and capabilities in this area. Introductions and enhancements during 2014 include new mobile analytics folder browsing, options to easily switch from light to dark themes, local selection caching, animated information windows and menus, and two new types of prompts: nested and hierarchy.

•	Enhanced performance with background fetch. Caching can significantly impact app performance speeds. MicroStrategy Mobile administrators can configure background fetch for apps so that information can be cached on a user’s device without requiring the user to run the app. Background fetch can be scheduled for any desired time or frequency.

•	Enhanced mapping. To accelerate performance and improve user interface, MicroStrategy introduced cluster mapping. Upon rendering a map visualization, instead of loading every map marker, markers are grouped into clusters. As a user zooms into desired locations, the clusters ungroup to display the detail of the individual markers.

MicroStrategy Mobile Technology Strategy

We continue to invest in enhancing MicroStrategy Mobile to empower our customers with the ability to build apps that drive their businesses forward and deliver revolutionary applications to their employees, partners, prospects, and customers. We continue to invest in enhancing MicroStrategy Mobile’s overall performance and security as well as its three core capability areas: analytics, transactions, and multimedia. We remain focused on delivering the most compelling native end user experience on devices that are adopted by enterprises. New features specific to supported operating systems will take advantage of the native API’s and incorporate new OS capabilities into apps built by MicroStrategy customers.

We also continue to invest in bringing to life mobile apps in an easy, fast, and flexible way. We will continue to enhance our MicroStrategy Mobile technology to deliver an experience that is philosophically “user first” by combining a powerful user experience on top of a dynamic and accessible development infrastructure.

MicroStrategy Usher

MicroStrategy Usher is a mobile identity and security platform. At its core, MicroStrategy Usher is designed to make identity management simple, seamless, and secure. Built on our advanced mobile-centric enterprise security platform, MicroStrategy Usher can dematerialize traditional forms of identity verification such as passwords and physical badges and replace them with a single mobile identity badge, stored on a smartphone that is cryptographically linked to its owner’s phone and dynamically linked to the enterprise’s existing identity repositories. MicroStrategy Usher is designed to render passwords, physical badges, and other inherently vulnerable security practices unnecessary or irrelevant.

MicroStrategy Usher’s enterprise mobile identity solution addresses some of the biggest challenges facing corporations today, including authentication, cybersecurity, access management, and resource authorization, while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Users can log into applications, unlock doors, validate each other’s identity, and gain a holistic view of network activity using only mobile identities, either through Bluetooth® signals, QR codes, or time-limited PIN codes.

MicroStrategy Usher can appeal to businesses, universities, associations, governments, and other organizations because it adds a layer of biometric security to their systems, physical spaces, and transactions that would otherwise be technically difficult or cost-prohibitive. MicroStrategy Usher is designed to secure an enterprise by offering an alternative to existing forms of identification and authentication. MicroStrategy Usher is designed to provide a more secure alternative to passwords which can be stolen or cracked. MicroStrategy Usher is also designed to help reduce identity-related fraud by replacing physical ID cards that can be counterfeited and stolen. MicroStrategy Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a near real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them.

Key benefits of MicroStrategy Usher include:

•	Identity protection. MicroStrategy Usher mobile identities are designed to be more secure than traditional physical forms of identity, which can be stolen and counterfeited.

•	Cyber security. MicroStrategy Usher is designed to provide a more secure alternative to passwords — which can be the weak link exploited by cybercrime attacks — with biometrically-secured mobile identities.

•	Physical access control. MicroStrategy Usher users can unlock doors by tapping on a “digital key” or by scanning a QR code. If a device is Bluetooth-enabled, a user can unlock a door simply by approaching it.

•	Workforce management. MicroStrategy Usher can collect data about the locations of users’ MicroStrategy Usher activity, enabling managers to remotely monitor and direct distributed workforces.

•	Activity analysis. MicroStrategy Usher uses MicroStrategy Analytics to monitor and analyze MicroStrategy Usher user activity.

•	Convenience and cost-effectiveness. MicroStrategy Usher allows users to carry their business credentials in digital form on their smartphones. Enterprises can reduce costs associated with the distribution and management of physical badges, cards, and keys, as well as the costs associated with identity-related fraud and cybercrime.

MicroStrategy Usher Technology Strategy

Our technology strategy for MicroStrategy Usher is focused on taking advantage of developments in mobile and cloud technology to provide more flexible and powerful identification-based services. This involves continued development in the following areas:

•	Biometrics. We continue to monitor the market and test new biometric measurement systems that can be integrated into MicroStrategy Usher, such as Apple’s Touch ID, voice authentication, and facial recognition.

•	Validation. We continue to explore ways in which users can validate one another’s identities to broaden the applicability of MicroStrategy Usher in interpersonal engagements and business transactions.

•	Logical access. We continue to explore new techniques with which MicroStrategy Usher can provide identity to applications and systems and provide alternatives to passwords, keys, and fobs.

•	Physical access. We continue to expand on the integration of MicroStrategy Usher with physical access control systems and hardware, so that users with adequate credentials and digital keys can unlock secure doorways.

•	Action-oriented intelligence. We are focusing on enhancing MicroStrategy Usher’s ability to determine MicroStrategy Usher member location and activities so that trends and anomalies can be used to provide better security or better workforce management.

MicroStrategy Secure Cloud

MicroStrategy Secure Cloud offers an integrated and optimized cloud business analytics platform that combines infrastructure, technology, people, and processes to offer analytics as a service to our customers. MicroStrategy Secure Cloud builds on MicroStrategy Analytics, and adds class-leading ETL and database technology to provide an agile, high performance, elastic, and cost-effective analytics platform.

MicroStrategy Secure Cloud provides our customers the MicroStrategy Analytics Platform and MicroStrategy Mobile offerings through a Platform-as-a-Service (PaaS) solution hosted in the cloud. In addition to the MicroStrategy Analytics Platform and

MicroStrategy Mobile, MicroStrategy Secure Cloud also offers data integration ETL and data hosting services. The MicroStrategy Secure Cloud PaaS provides customers with infrastructure (data center space, rack space, power, cooling, and servers), technology platforms (analytics, mobile data integration, and data hosting), operations, support, and expert analytics practitioners for a subscription fee with no upfront capital investment. MicroStrategy Secure Cloud can offer improved time to market, higher performance, and lower overall total cost of ownership compared to traditional on-premises deployments.

MicroStrategy analytics are offered on the AWS marketplace as a self-service customer managed solution where customers can launch their own MicroStrategy environments within minutes and start using our full MicroStrategy Analytics Platform offering at a subscription or yearly fee.

Key benefits of MicroStrategy Secure Cloud include:

•	Agile rapid application development and secure deployment. MicroStrategy Secure Cloud provides the infrastructure, technology, processes, and experts that a customer needs to develop and securely deploy applications quickly. The entire service has been pre-packaged and optimized, and is supported by expert analytics practitioners. This solution allows our customers to get to market much more quickly than traditional approaches and react to business changes as they happen.

•	High performance analytics applications. MicroStrategy Secure Cloud combines the high performance characteristics of the MicroStrategy Analytics Platform and MicroStrategy Mobile with high performance servers and network infrastructure. This integration allows our customers to deploy analytics and mobile applications on demand, allowing them to serve their customers more quickly and efficiently.

•	Elastic capacity with no capital investment. MicroStrategy Secure Cloud allows customers to get started with no upfront capital investment in infrastructure. Customers can start small and increase their capacity on demand.

•	Low overall total cost of ownership. IT application costs are driven by capital investments and the personnel cost associated with hiring a staff of experts to build, maintain, and tune a large-scale environment. MicroStrategy Secure Cloud delivers this high performance, tuned, and monitored environment as a service, lowering overall total cost of ownership.

•	Global Availability. Leveraging AWS, the MicroStrategy Analytics Platform is now available in all AWS data centers spanning 11 regions on 5 continents.

MicroStrategy Secure Cloud Technology Strategy

MicroStrategy Secure Cloud offers organizations an alternate purchase and deployment model for business analytics, compared to traditional on-premises deployments. Instead of making large upfront capital investments and building large support teams, MicroStrategy Secure Cloud allows organizations to purchase analytics as a service with no upfront capital investments. Instead, it offers a payment structure that scales with the business requirements.

Our MicroStrategy Secure Cloud technology strategy is focused on continuing to enhance the reliability, self-service, performance, and scalability of our offering. We also seek to differentiate our offering by investing in enhancing the security process and infrastructure around our service, monitoring existing security and compliance certifications, and obtaining new certifications.

Product Support and Other Services

MicroStrategy Services is comprised of the following services lines:

MicroStrategy Technology Services

The Technology Services department provides technical product support to customers and partners specific to MicroStrategy software products. Additionally, Technology Services is responsible for negotiating and maintaining all support contracts with MicroStrategy customers and partners alike, including support services for MicroStrategy Secure Cloud customers. The department is comprised of the following groups:

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

MicroStrategy Professional Services

MicroStrategy Professional Services provides our customers with access to the most experienced group of certified MicroStrategy development resources in the industry. Through MicroStrategy Professional Services, we provide our customers with consulting and advisory services to help drive critical analytics and mobile solutions across key industries, such as financial services, healthcare, retail, and banking. We work directly with our customers and guide them in defining, developing, and delivering core business analytics solutions for their enterprise. These solutions provide our customers with greater access to critical business information, KPI’s, and metrics, which enables them to make better business decisions faster.

MicroStrategy Professional Services is a worldwide organization with operations in North America, South America, Europe, and Asia Pacific.

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

MicroStrategy Education Services

MicroStrategy Education Services offers education solutions for customers and partners. Through a variety of offerings, MicroStrategy Education consultants develop an ongoing education program to meet our customers’ specific business needs. Education consultants deliver quality, cost-effective instruction and skill development for administrators, developers, analysts, and business users. MicroStrategy offers programs to train individuals through instructor-led courses and online courses.

Marketing and Sales and Services Strategy

Our business objective is to become the leading enterprise software platform provider for analytics, mobile, and security to the largest enterprises, governments, and the largest databases and data providers in the world. The key elements of our strategy to achieve these objectives are as follows:

Marketing Strategy

Our marketing programs target the following principal constituencies:

•	Our historical base of corporate technology buyers and departmental technology buyers across FORTUNE™ Global 2000 enterprises. We also target senior executives and other leaders in these companies for MicroStrategy Mobile and MicroStrategy Usher;

•	Corporate and departmental technology buyers in mid-sized enterprises;

•	Government technology buyers and the vendors to the government community;

•	Independent software vendors that want to embed our technology tools in their solutions; and

•	System integrators that have technology relationships with the largest enterprises, governments, and information-intensive businesses.

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

Retail: adidas; Coach; Deichmann SE; Giant Tiger Stores Limited; GUESS?, Inc.; La Perla; Lowe’s Companies, Inc.; New York & Company, Inc.; Pacific Sunwear of California, Inc.; Spar Austria; Staples, Inc.; The Container Store, Inc.

Financial Services and Insurance: Admiral Group; Banco Bilbao Vizcaya Argentaria, S.A. (BBVA); Bankia; Caisse d’Epargne Cote d’Azur; Deutsche Bank; Government Employees Insurance Company (GEICO); Länsförsäkringar AB; RE/MAX, LLC; Société Générale S.A.; Society for Worldwide Interbank Financial Telecommunication (SWIFT); Wintrust Financial Corporation; Zurich Insurance Group

Pharmaceutical and Healthcare: CareSource Management Group Co.; Cincinnati Children’s Medical Center; HealthTrust; Johnson & Johnson; NHS Greater Glasgow and Clyde; Novation

Manufacturing: Cardinal Glass Industries; Grupo Argos S.A.; Husqvarna Group; Kinross Gold Corporation; Michelin; Republic National Distributing Company, LLC; Rite-Hite Holding Corporation; Sennheiser electronic; The Sherwin-Williams Company; Watsco; Wilton Industries, Inc.

Technology, Media, and Telecommunications: Adobe; AutoTrader.com; Dell; eBay Inc.; eHarmony; Eyefreight; Facebook; Iridium Satellite LLC; LinkedIn Corporation; Netflix, Inc.; Nielsen Holdings N.V.; Sonic Automotive; Thomson Reuters; Yahoo! Inc.

Consumer Goods: Alsea; Chiquita Brands International, Inc.; Danone; Dr Pepper Snapple Group, Inc.; Electronic Partner Benelux; McCain Foods

Government and Public Services: Brussels Airport; Centers for Medicare & Medicaid Services; City of Austin (TX); International Post Corporation; Texas Department of Transportation; Transportation Security Administration (US); U.S. Postal Service

Restaurants: Chipotle Mexican Grill, Inc.; Domino’s Pizza, Inc.; Logan’s Roadhouse, Inc.; PF Chang’s China Bistro, Inc.; Starbucks Coffee Company

Hospitality and Leisure: 24 Hour Fitness; Accor S.A.; GolfNow; Hilton Worldwide; Orbitz Worldwide; Royal Caribbean International; Starwood Hotels & Resorts Worldwide, Inc.; Tsogo Sun

Customer Deals from 2014

Admiral Group

With headquarters in Cardiff, Wales, Admiral Group is one of the leading car insurance providers in the United Kingdom, insuring more than 3.9 million vehicles and employing 7,000 staff worldwide. A MicroStrategy customer since 2009, Admiral Group will replace its existing policy administration system and leverage the MicroStrategy Analytics Platform to anchor a new dashboard reporting analytics solution. The MicroStrategy-based solution will enable Admiral employees to easily access important brand and product data across Admiral’s multiple lines of business and deliver customized products and services more efficiently to Admiral customers. MicroStrategy was chosen for its solution’s user-friendly capabilities, superior performance and scalability, system availability, as well as its ability to support trusted governed data discovery within a comprehensive enterprise analytics platform.

Bankia

With its operational headquarters in Madrid, Spain, Bankia has 12 million customers and 10,000 employees. Bankia selected MicroStrategy as its enterprise analytics standard to improve efficiencies, boost competitiveness, and deliver better customer service. Bankia currently uses the MicroStrategy Analytics Platform to speed information analytics and management processes, yielding data-driven decisions for its employees. Bankia is currently developing a MicroStrategy-based scorecard for senior management to analyze critical KPIs. Bankia’s sales managers will leverage MicroStrategy Mobile on their mobile devices to track sales and employee performance trends, as well as conduct analyses to boost office productivity and internal competitiveness. After a thorough evaluation of the various analytics solutions available in the market, Bankia selected MicroStrategy for its comprehensive analytics platform, ease of use, ease of deployment, and ability to support various data sources, as well as the platform’s agility, flexibility and scalability to accommodate Big Data.

Blackbox BI Consultancy Sdn Bhd

With deep domain knowledge in the retail sector, Blackbox BI Consultancy was established in Malaysia to help retailers across the South East Asia region harness business analytics solutions to increase business performance and gain a competitive advantage. As a strategic partner of MicroStrategy, Blackbox BI Consultancy selected the MicroStrategy Analytics Platform to offer cloud-based retail analytics solutions to its wide spectrum of clients that span across the fashion, home furnishing, consumer durable, groceries, convenience stores, food and beverage, and healthcare industries. MicroStrategy was selected for its scalability, robustness and short development cycle.

Caisse d’Epargne Cote d’Azur

Headquartered in Nice, France, Caisse d’Epargne Cote d’Azur is one of the 17 regional entities of Caisse d’Epargne and part of BPCE, the second largest banking group in France. A new MicroStrategy customer, Caisse d’Epargne Cote d’Azur selected MicroStrategy to deploy an enterprise analytics and reporting platform to develop intuitive, actionable dashboards and reports for 1,700 users across the organization. The MicroStrategy Analytics Platform will be the cornerstone of the bank network’s sales and financial performance management system. Caisse d’Epargne Cote d’Azur selected MicroStrategy for its unified architecture, best-in-class performance and scalability, full range of mobile capabilities, and its commitment to customer success.

Electronic Partner Benelux

Electronic Partner Benelux, with its 550 affiliated stores in the Netherlands and approximately 5,000 stores in Europe, is a leading organization in the consumer and household electrical sector. A new MicroStrategy customer, Electronic Partner Benelux selected MicroStrategy to improve its management information dashboards and reporting. Recently implementing a pilot to distribute reports to its suppliers and customers, Electronic Partner Benelux will roll out mobile dashboards to its salesforce. Electronic Partner Benelux selected MicroStrategy for its ease of use, lower total cost of ownership, and proven retail leadership.

FNV Bondgenoten

FNV Bondgenoten, the largest trade union in the Netherlands, works to advance the work-related and income-related interests of over 460,000 members in the retail, services, industrial, metal, agricultural, technology, temporary agency work and transportation sectors. A new MicroStrategy customer, FNV Bondgenoten will rely on the MicroStrategy Analytics Platform to analyze membership and financial data, better understand union member demographics, and devise appeals to workers to boost its membership. MicroStrategy was cited for its comprehensive enterprise software offerings, superior scalability and reliability, user-friendly capabilities, and its low total cost of ownership.

International Post Corporation

International Post Corporation (IPC), a cooperative association of 24 member postal operators in Asia Pacific, Europe and North America, provides its member postal operators with service quality, postal technology and market intelligence solutions and services, with the aim to support its members to ensure the high performance of international mail, packet and parcel service and respond to consumer needs. With members delivering approximately 80 percent of global postal mail, Brussels, Belgium-based IPC represents the majority of the world’s mail volume. A new MicroStrategy customer, IPC selected MicroStrategy to deploy a single unified analytics platform that will enable it to develop intuitive, actionable dashboards and reports to 1,300 member postal operators and 100 internal users. These members will have access to MicroStrategy Visual Insight to build compelling visualizations and uncover insights in their data quickly. IPC selected the MicroStrategy Analytics Platform for its lowest total cost of ownership and fastest time to market.

Republic National Distributing Company, LLC

Republic National Distributing Company, LLC (RNDC) is the second largest beverage alcohol distributor of premium wine and spirits in the U.S., employing more than 7,000 individuals nationwide. RNDC is extending its enterprise deployment of MicroStrategy to mobile devices. The first project will be an iPad sales enablement app for RNDC’s salesforce. The purpose of the app is to help sales representatives analyze their key performance measures and customer stock, as well as provide them with a snapshot of their performance versus goals. Having this information on-the-go will keep RNDC’s salesforce well-informed wherever they are in the field, and will enable more data-driven discussions when visiting with customers. RNDC chose MicroStrategy for its platform’s ease of use, self-service analytics, scalability, and mobile capabilities.

SBV Services (Pty) Ltd

With over 30 centers in Sub-Saharan Africa, SBV Services is a pioneer in the cash industry, providing services that extend across the entire cash supply value chain. Based in Johannesburg, South Africa, SBV Services recently expanded its agreement with MicroStrategy to enable its employees to access multiple systems to monitor and improve operations. While insight from MicroStrategy-based advanced analytics data currently helps SBV Services to evaluate key performance measures to reduce costs and identify risks, the latest agreement will mobilize its information systems to reach decision makers on their mobile devices. SBV Services chose MicroStrategy for its platform’s ease of use, self-service analytics, scalability, and mobile capabilities.

Sonic Automotive Inc.

Sonic Automotive, Inc., a Fortune 500 company based in Charlotte, N.C., is one of the largest automotive retailers in the U.S. with more than 100 dealerships in 13 states. Sonic Automotive expanded its agreement with MicroStrategy to deploy web and mobile-based applications to additional employees to help them monitor operations and track financial metrics in order to improve productivity and increase sales. A MicroStrategy customer since 2010, Sonic Automotive continues to leverage MicroStrategy Mobile as a strategic differentiator, empowering its dealerships to easily explore sales performance scorecards on their mobile devices to make better decisions. Sonic Automotive chose MicroStrategy for its platform’s ease-of-use, market-leading mobile platform, superior data visualization capabilities, and ability to speed the business forward.

SPAR

SPAR, a 100% privately owned company with headquarters in Salzburg, is one of Austria’s most modern and most innovative trading companies. SPAR’s core business in Austria and abroad is the food retail business. In Austria, there are approximately 1,600 stores and 41,000 employees. SPAR selected the MicroStrategy Analytics Platform to implement on top of its SAP BW data warehouse, with SAP HANA to be implemented later this year. MicroStrategy will initially be used to analyze vendor performance, with employee performance and wholesale reporting applications in development. Eventually, MicroStrategy will be adopted as SPAR’s enterprise analytics standard. MicroStrategy was chosen for its comprehensive analytics platform, scalability, ease of use, and low total cost of ownership.

Watsco

With headquarters in Miami, FL, Watsco is the largest distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies in the HVAC/R distribution industry, currently operating 569 locations in 38 U.S. states, Canada, Mexico and Puerto Rico, with additional market coverage on an export basis to Latin America and the Caribbean. A MicroStrategy customer since 2011, Watsco chose to purchase additional licenses of the MicroStrategy Analytics Platform and MicroStrategy Mobile to provide its employees with the ability to analyze sales performance, improve operational efficiencies, and track inventory levels. Watsco cited MicroStrategy for its user-friendly capabilities, comprehensive analytics platform offering, trusted self-service data discovery, superior scalability, and mobile leadership in the market.

Competition

MicroStrategy Analytics and MicroStrategy Secure Cloud Competitors

The analytics platform market is highly competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle, that provide one or more products that directly compete with our products; (2) open source analytics vendors such as TIBCO JasperSoft and Pentaho; (3) various other analytics software providers, such as Qlik, Tableau Software, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform, but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other vendors offering cloud-based offerings, such as GoodData and Birst. Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across different sizes of analytics implementation projects. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue and new license and subscription revenues from both existing and prospective customers.

MicroStrategy Mobile Competitors

The market for mobile analytics is rapidly evolving. New mobile devices are being introduced in the market at a rapid pace, and enhancements to mobile operating systems are being made at an even faster rate. The rapidly changing technology landscape creates opportunities for both existing competitors and new vendors to introduce innovative new products. Within the mobile analytics space, we predominantly compete with the same set of analytics vendors that we compete with in the analytics platform market. Our competitiveness in this market will depend on how quickly we can adapt to the changing technology landscape and how effectively we sell, market, and differentiate our offering.

MicroStrategy Usher Competitors

MicroStrategy Usher competes with technologies categorized as user authentication products, which are dominated by a few companies such as RSA, CA, SafeNet, Vasco, and Gemalto. These competitors focus primarily on traditional forms of identity verification such as smart cards, tokens, and password managers. These companies have significant name recognition and offer solutions with security architectures that are familiar to IT buyers. MicroStrategy Usher also competes with companies with newer solutions, often involving mobile technology, including Telesign, Authentify, SecurEnvoy, Daon, and Entrust.

Restructuring

In the third quarter of 2014, we committed to a restructuring plan (the “2014 Restructuring Plan”) to streamline our workforce and spending to better align our cost structure with our business strategy, including reducing our workforce by 777 employees. As of December 31, 2014, we had implemented substantially all of the plan. We do not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material. The 2014 Restructuring Plan resulted in pre-tax restructuring charges of $11.6 million and $3.2 million in the third and fourth quarters of 2014, respectively. See Note 8, Restructuring, to the Consolidated Financial Statements for further detail on the 2014 Restructuring Plan. We expect that the 2014 Restructuring Plan will deliver annualized pre-tax savings of approximately $67.2 million, as compared to estimated annualized pre-restructuring expenses. In addition to the 2014 Restructuring Plan, we have implemented other internal cost-savings initiatives that we expect will deliver additional annualized pre-tax savings.

Employees

As of December 31, 2014, we had a total of 2,470 employees, of whom 1,201 were based in the United States and 1,269 were based internationally. Of our 2,470 employees, 662 were engaged in sales and marketing, 645 in research and development, 819 in subscription, product support, consulting, and education services, and 344 in finance, administration, and corporate operations. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries some employees are members of trade or local unions. In France, our employees are represented by a works council as required by local law. We have not experienced any work stoppages and consider our relations with our employees to be good.

The following table summarizes employee headcount, as of the dates indicated and reflects changes resulting from the 2014 Restructuring Plan as well as new hires and terminations outside the 2014 Restructuring Plan:

	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2014	2014	2014	2014
Subscription services	39	47	59	61	57
Product support	164	149	142	144	138
Consulting	669	653	683	676	600
Education	36	40	43	35	24
Sales and marketing	825	861	920	827	662
Research and development	953	992	1,101	965	645
General and administrative	472	479	463	417	344

Total headcount	3,158	3,221	3,411	3,125	2,470

Research and Product Development

We maintain a dedicated performance engineering team and conduct research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes and security solutions. The description of research and development expenses in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a detailed breakdown of such expenses. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. As of December 31, 2014, our research and product development staff consisted of 645 employees.

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

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. For example, although we have implemented substantially all of the 2014 Restructuring Plan that is designed to reduce our operating expenses, if our revenues in the future are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur additional operating losses.

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

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock historically has been volatile and may continue to be volatile. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements about our earnings that are not in line with analyst expectations, the likelihood of which may be enhanced because it is our policy not to give guidance relating to our anticipated financial performance in future periods;

•	announcements by us or our competitors of acquisitions, dispositions, new offerings, significant contracts, commercial relationships, or capital commitments;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	our ability to develop, market, and deliver new and enhanced offerings on a timely basis;

•	commencement of, or our involvement in, litigation;

•	any major change in our board, management, or governing documents;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	recommendations by securities analysts or changes in earnings estimates;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	the volume of shares of our class A common stock available for public sale;

•	sales or purchases of stock by us or by our stockholders, and issuances of awards under our stock incentive plan;

•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and

•	general economic conditions and slow or negative growth of related markets.

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

We may not be able to sustain or increase profitability in the future

We generated income from continuing operations, net of tax, for each of the fiscal years ended December 31, 2014, 2013, and 2012; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

As of December 31, 2014, option awards granted under our stock incentive plan are expected to result in our recognizing additional share-based compensation expense of approximately $46.6 million over the remaining weighted average vesting period of approximately 3.2 years. If our revenues are not sufficient to offset these and other operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of December 31, 2014, we had $21.1 million of deferred tax assets, net of a $2.3 million valuation allowance, and if we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

We face risks arising from our restructuring activities

In September 2014, we committed to a restructuring plan to streamline our workforce and spending to better align our cost structure with our business strategy. We implemented substantially all of the plan in 2014, including a workforce reduction of 777 employees worldwide. See Note 8, Restructuring, to the Consolidated Financial Statements in “Part IV. Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K for further information relating to the restructuring plan. The restructuring presents significant potential risks that may impair our ability to achieve anticipated cost reductions or otherwise harm our business, including:

•	a decrease in employee morale, which could lead to voluntary departures of key employees;

•	failure to meet operational targets or customer requirements due to the termination or attrition of employees, or a decrease in employee morale;

•	failure to maintain adequate controls and procedures while consolidating operational and administrative infrastructure following the execution of the restructuring;

•	diversion of management attention from ongoing business activities; and

•	employment by our competitors of employees whose positions were eliminated in connection with the restructuring.

Economic uncertainty, particularly in the retail industry, could materially adversely affect our business and results of operations

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

Furthermore, we have a significant number of customers in the retail industry. A significant downturn in this industry may cause organizations to react by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers in this industry may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Customers with excess information technology resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or in the retail industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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

Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project being undertaken by the Organisation for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles. These contemplated changes, if finalized and adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.

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

Our products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics platform market is highly competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle, that provide one or more products that directly compete with our products; (2) open source analytics vendors such as TIBCO JasperSoft and Pentaho; (3) various other analytics software providers, such as Qlik, Tableau Software, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other vendors offering cloud-based offerings, such as GoodData and Birst. Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across different sizes of analytics implementation projects. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue and new license and subscription revenues from both existing and prospective customers.

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

MicroStrategy Usher competes with technologies categorized as user authentication products, which are dominated by a few companies such as RSA, CA, SafeNet, Vasco, and Gemalto. These competitors focus primarily on traditional forms of identity verification such as smart cards, tokens, and password managers. These companies have significant name recognition and offer solutions with security architectures that are familiar to IT buyers. MicroStrategy Usher also competes with companies with newer solutions, often involving mobile technology, including Telesign, Authentify, SecurEnvoy, Daon, and Entrust. To date, we have expended significant resources in the development and marketing of MicroStrategy Usher, which has not generated significant revenues. Failure to adequately differentiate and market our technology from these competitors could materially adversely affect our ability to generate significant revenues from MicroStrategy Usher.

We depend on revenue from a single suite of products and related services

Our MicroStrategy Analytics software and related products and services account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our MicroStrategy Analytics software as a result of, among other factors, any change in our pricing model, increased competition, maturation in the markets for these products, or other risks described in this document.

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

A substantial customer shift from the deployment of MicroStrategy Analytics based on a perpetual software license to our cloud services offerings could affect the timing of revenue recognition and materially adversely affect our operating results

We offer our analytics platform in the form of a perpetual software license and a cloud-based Platform-as-a-Service subscription. The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our subscription services. For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer. For subscription services, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period. As a result, if a substantial number of current or new customers shift to subscribing to our cloud services offerings instead of purchasing perpetual software licenses for MicroStrategy Analytics, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results and cash flows for the reporting periods during which such a shift occurs.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, in recent years we have introduced a number of innovative technologies designed to enable companies to capitalize on Big Data, mobile applications, cloud-based services, and security trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated. For example, we have expended significant resources in the development and marketing of MicroStrategy Usher, which has not generated significant revenues to date. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

Business disruptions, including interruptions, delays, or failures in service from our third-party data center hosting facilities and other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, and Poland. In addition, we serve our customers using third-party data center hosting facilities located in the United States and England and other third-party services, including Amazon Web Services and other cloud services. We are a highly automated business, and a disruption or failure of our systems, or the third-party hosting facilities or other services that we use, could cause delays in completing sales and providing services. Such disruptions or failures could include a major earthquake, fire, act of terrorism or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

Any such disruptions or failures could (i) result in the destruction or disruption of any of our critical business operations, controls, or procedures or information technology systems, (ii) severely affect our ability to conduct normal business operations, (iii) result in a material weakness in our internal control over financial reporting, (iv) cause our customers to terminate their subscriptions, (v) result in our issuing credits or paying penalties or fines, (vi) harm our reputation, or (vii) adversely affect our attrition rates or our ability to attract new customers, any of which could materially adversely affect our future operating results.

For example, as described in “Item 9A. Controls and Procedures”, we have concluded that our internal control over financial reporting was not effective as of December 31, 2014 because of a material weakness that resulted from a failure by a third-party service organization to provide an adequate Service Organization Control (“SOC”) 1 Type 2 report. If we are unable to address this material weakness with respect to future periods, any ineffectiveness of our internal controls could have a material adverse effect on our operating results, cause us to fail to meet our reporting obligations, cause management to devote significant resources to improving internal controls, or reduce the market’s confidence in our financial statements, which could adversely affect the market price of our stock.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the year ended December 31, 2014, transactions by channel partners for which we recognized revenues accounted for 22.4% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $223.7 million as of December 31, 2014. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $104.4 million, resulting in net current and non-current deferred revenue and advance payments of $119.3 million as of December 31, 2014. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2019 totaling approximately $136.4 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 41.1%, 40.4%, and 42.3% of our total revenues from continuing operations for the years ended December 31, 2014, 2013, and 2012, respectively. Our international operations require significant management attention and financial resources.

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

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements and anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation and our brand.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the years ended December 31, 2014, 2013, and 2012, our top three product licenses transactions with recognized revenue totaled $6.4 million, $14.3 million, and $13.5 million respectively, or 5.1%, 9.7%, and 9.2% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

We depend on technology licensed to us by third parties, and the loss of this technology could impair our software, delay implementation of our offerings, or force us to pay higher license fees

We license third-party technologies that we incorporate into our existing offerings. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party software for future offerings. In addition, we may be unable to renegotiate acceptable third-party license terms or we may be subject to infringement liability if third-party software that we license is found to infringe intellectual property rights of others. Changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our software offerings becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development costs to ensure continued performance of our offerings, and we may experience a decreased demand for our offerings.

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

Changes in laws or regulations relating to privacy or the protection of personal data, or any failure by us to comply with such laws and regulations or our privacy policies, could materially adversely affect our business

Aspects of our business, including our cloud services offerings and MicroStrategy Usher, involve processing, storing, and transmitting personal data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of data that we store for our customers through our cloud services offerings, networks, and other systems, including personal data, is increasing. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny. For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. Our access to protected health information through our cloud services offerings triggers obligations to comply with certain privacy rules and data security requirements under HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

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

If we experience a security breach and unauthorized parties obtain access to our customers’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our cloud services offerings, networks, and other systems. We have security measures in place to help protect our customers’ data, our data, and our cloud services offerings, networks, and other systems against unauthorized access. However, there can be no assurance that these security measures will be effective against all security threats. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and employee error or malfeasance. Such breach could result in someone obtaining unauthorized access to our customers’ data, our data, or our cloud services offerings, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reducing the demand for our offerings and our revenue, disrupt our normal business operations, require us to spend material resources to correct the breach, expose us to legal liabilities including litigation and indemnity obligations, and materially adversely affect our operating results. These risks will increase as we continue to grow the number and scale of our cloud-based offerings and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

Our intellectual property is valuable, and any inability to protect it could reduce the value of our products, services, and brand

We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures, and contractual commitments to protect our intellectual property. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented, or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Moreover, recent amendments to and developing jurisprudence regarding U.S. patent law may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive.

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

Additionally, while we monitor our use of third-party software, including open source software, we cannot assure you that our processes for controlling such use in our products will be effective. If we inadvertently embed certain types of open source software into one or more of our products, or if third-party software that we license is found to infringe intellectual property rights of others, we could subject ourselves to infringement liability and be required to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to make available to certain third parties or generally available, in source code form, our proprietary code, any of which could materially adversely affect our business, operating results, and financial condition.

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

Because of the rights of our two classes of common stock, and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 20, 2015, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.7% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.9% of the total voting power, as of

February 20, 2015. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Revenue recognition accounting pronouncements may materially adversely affect our reported results of operations

We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. See Note 3, Recent Accounting Standards, to the Consolidated Financial Statements in “Part IV. Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding ASU
2014-09. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows. Depending upon the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines, and interpretations, we may be required to modify our reported results, revenue recognition policies, or business practices, which could materially adversely affect our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2014, we were leasing approximately 233,000 square feet of office space at our corporate headquarters in Northern Virginia, including approximately 19,000 square feet of office space for which we gave written notice in August 2014 of our intent to terminate, effective February 2015, as part of the 2014 Restructuring Plan. We never used the terminated lease space and it remained vacant until it was terminated in early February 2015. The corporate headquarters office lease includes tenant incentives and allowances that we may use for leasehold improvements. The term of the lease expires in December 2020.

In addition, we lease offices in U.S. and foreign locations for our services and support, sales and marketing, research and development, and administrative personnel. As of December 31, 2014, we leased approximately 35,000 square feet of office space in the U.S., in addition to our corporate headquarters and approximately 212,000 square feet of office space in various foreign locations.

Item 3.	Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012 (the “New York Judgment”). DataTern appealed the New York Judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York Judgment and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the Federal Circuit. In January 2014, the Federal Circuit stayed DataTern’s appeal pending the disposition of DataTern’s appeal of the New York Judgment. In May 2014, the Federal Circuit affirmed the New York Judgment in part and reversed it in part. After petitions for rehearing were denied regarding the New York Judgment, the Company and DataTern agreed that the stay in their appeal in the Federal Circuit should be lifted. The Federal Circuit held oral arguments in our appeal in November 2014. On December 19, 2014, the Federal Circuit issued an opinion vacating the District of Massachusetts’ summary judgment, stating that the claim construction on which the summary judgment was based was incorrect. On January 26, 2015, the Federal Circuit ordered that the case be remanded for further proceedings, and in February 2015, MicroStrategy filed motions for summary judgment in the district court on grounds of non-infringement and invalidity. We have received indemnification requests from certain of our resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

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

Our class A common stock is traded on the NASDAQ Global Select Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the NASDAQ Global Select Market or NASDAQ Global Market, as applicable:

	High	Low
Year ended December 31, 2014
First Quarter	$135.83	$112.38
Second Quarter	146.13	98.79
Third Quarter	155.86	129.48
Fourth Quarter	176.96	127.46
Year ended December 31, 2013
First Quarter	$114.81	$91.60
Second Quarter	105.00	82.72
Third Quarter	108.88	87.12
Fourth Quarter	130.00	95.22

There is no established public trading market for our class B common stock. As of February 20, 2015, there were approximately 1,446 stockholders of record of our class A common stock and three stockholders of record of our class B common stock.

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

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the periods indicated:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014 – October 31, 2014	0	N/A	0	$454,708,615
November 1, 2014 – November 30, 2014	0	N/A	0	$454,708,615
December 1, 2014 – December 31, 2014	0	N/A	0	$454,708,615

Total:	0	N/A	0	$454,708,615

(1)	On July 28, 2005, we announced that the Board of Directors authorized us to repurchase up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million and extended the term of the 2005 Share Repurchase Program to April 29, 2013. On April 25, 2013, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2018, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any other funding arrangements that we may enter into in the future. As of December 31, 2014, pursuant to the 2005 Share Repurchase Program, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. As of December 31, 2014, $454.7 million of our class A common stock remained available for repurchase pursuant to the 2005 Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions.

Performance Graph

The following graph compares the cumulative total stockholder return on our class A common stock from December 31, 2009 (the last trading day before the beginning of our fifth preceding fiscal year) to December 31, 2014 (the last trading day of the fiscal year ended December 31, 2014) with the cumulative total return of (i) the Total Return Index for The NASDAQ Stock Market (U.S. Companies) (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer Index. The graph assumes the investment of $100.00 on December 31, 2009 in our class A common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index, and assumes that any dividends are reinvested. Measurement points are December 31, 2009, December 31, 2010, December 30, 2011, December 31, 2012, December 31, 2013, and December 31, 2014.

	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14
MicroStrategy Incorporated	$100.00	$90.91	$115.21	$99.32	$132.14	$172.73
NASDAQ Composite Index	$100.00	$118.02	$117.04	$137.47	$192.62	$221.02
NASDAQ Computer Index	$100.00	$118.48	$120.07	$136.84	$183.49	$223.30

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data
Total revenues	$579,830	$575,888	$565,724	$537,168	$436,088
Income from continuing operations, net of tax	$5,035	$26,550	$22,473	$21,807	$46,430
Discontinued operations, net of tax	$0	$56,782	$(1,927)	$(3,867)	$(2,638)
Net income	$5,035	$83,332	$20,546	$17,940	$43,792
Earnings (loss) per share (1)(2):
Basic, from continuing operations	$0.45	$2.35	$2.05	$2.03	$4.08
Basic, from discontinued operations	0.00	5.02	(0.18)	(0.36)	(0.23)

Basic earnings per share	$0.45	$7.37	$1.87	$1.67	$3.85

Diluted, from continuing operations	$0.44	$2.35	$2.01	$1.97	$3.94
Diluted, from discontinued operations	0.00	5.02	(0.17)	(0.35)	(0.22)

Diluted earnings per share	$0.44	$7.37	$1.84	$1.62	$3.72

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data
Total assets, excluding held-for-sale	$558,797	$585,514	$467,367	$440,487	$375,610
Long-term liabilities, excluding deferred revenue, advance payments, and held-for-sale	$26,208	$32,699	$49,649	$55,551	$37,909
Total stockholders’ equity	$324,471	$310,326	$200,311	$168,978	$149,172

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.
(2)	We have never declared or paid any cash dividends on either class A or class B common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

MicroStrategy is a leading worldwide provider of enterprise-ready analytics, mobile, and security software platforms. MicroStrategy provides system-of-record reporting and interactive visualization capabilities offered on any device or in the cloud. The Company’s mission is to provide enterprise analytics, mobility, and security platforms that are flexible, powerful, scalable, and user-friendly.

MicroStrategy Analytics empowers organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise through two distinct offerings – MicroStrategy Analytics Platform and MicroStrategy Analytics Desktop. The MicroStrategy Analytics Platform delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. The MicroStrategy Analytics Platform is integrated with MicroStrategy Analytics Desktop, a standalone desktop tool designed to enable business users to analyze and understand their data. With MicroStrategy Analytics Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

MicroStrategy Mobile enables organizations to rapidly build information-rich applications that deliver analytics combined with transactions, multimedia, and custom workflows to mobile devices. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to deploy powerful mobile business apps quickly and cost-effectively. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.

MicroStrategy Usher is a mobile identity and security platform designed to make identity management simple, seamless, and secure. Built on an advanced mobile-centric enterprise platform, MicroStrategy Usher can dematerialize traditional forms of identity verification such as passwords and physical badges and replace them with a single mobile identity badge, stored on a smartphone, that is cryptographically linked to its owner’s phone and dynamically linked to the enterprise’s existing identity repositories. MicroStrategy Usher’s enterprise mobile identity solution addresses some of the biggest challenges facing corporations today, including authentication, cybersecurity, access management, and resource authorization, while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Users can log into applications, unlock doors, validate each other’s identities, and gain a holistic view of network activity using only mobile identities, either through Bluetooth, QR codes, or time-limited PIN codes. MicroStrategy Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a near real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. We currently offer MicroStrategy Usher as a subscription-based service.

MicroStrategy Secure Cloud is a platform for organizations that want to harness the power of enterprise analytics, mobility, and security applications via the cloud. MicroStrategy Secure Cloud brings together enterprise analytics, analytical databases, and ETL capabilities in a high performance integrated environment. MicroStrategy Secure Cloud offers on-demand access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities and is optimized for a variety of enterprise applications. Compared to traditional on-premises approaches, MicroStrategy Secure Cloud is architected to deliver best-of-breed MicroStrategy and Usher software via the cloud, with pre-configured, ready to go MicroStrategy servers, coupled with the required supporting infrastructure of metadata databases, relational databases, and big data storage.

The MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Secure Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During 2014, 2013, and 2012, we did not generate significant revenues from MicroStrategy Usher.

We previously operated Angel.com, a provider of cloud-based Customer Experience Management (CEM) solutions for Interactive Voice Response (IVR) and contact centers. On March 15, 2013, we completed the sale of our equity interest in Angel.com. As a result of the transaction, we received consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale of our ownership interest in Angel.com resulted in us recognizing an after-tax gain of approximately $57.4 million during 2013, which included the cost of terminating all outstanding Angel.com employee stock options prior to the closing of the transaction and other costs associated with the sale. In our Consolidated Statement of Operations, we classified operations of the Angel.com business as Loss from Discontinued Operations, net of tax, because we have no continuing involvement with or cash flows from this business following its divestiture.

The following tables set forth certain operating highlights (in thousands) for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012

Revenues
Product licenses	$125,952	$147,879	$147,344
Subscription services	22,322	12,246	3,118

Total product licenses and subscription services	148,274	160,125	150,462
Product support	295,703	277,509	262,048
Other services	135,853	138,254	153,214

Total revenues	579,830	575,888	565,724

Cost of revenues
Product licenses	6,957	6,606	5,819
Subscription services	17,560	15,636	6,621

Total product licenses and subscription services	24,517	22,242	12,440
Product support	14,241	16,617	15,532
Other services	96,452	99,710	113,104

Total cost of revenues	135,210	138,569	141,076

Gross profit	444,620	437,319	424,648

Operating expenses
Sales and marketing	225,086	215,089	209,975
Research and development	103,355	98,056	88,190
General and administrative	96,343	104,734	93,384
Restructuring costs	14,732	0	0

Total operating expenses	439,516	417,879	391,549

Income from continuing operations	$5,104	$19,440	$33,099

The analytics market is highly competitive and our results of operations depend on our ability to market and sell offerings that provide customers with greater value than those offered by our competitors. Within the analytics market we compete with many different vendors, including 1) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle, that provide one or more products that directly compete with our products; 2) open source analytics vendors such as TIBCO JasperSoft and Pentaho; (3) various other analytics software providers, such as Qlik, Tableau Software, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform, but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other vendors offering cloud-based offerings, such as GoodData and Birst.

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

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•	a major simplification of our product packaging structure aimed at delivering the best end-to-end customer and partner experience, making it easier to acquire and deploy the MicroStrategy platform, and delivering free upgrades to premium capabilities for existing customers, empowering new and existing clients to realize the full potential of their analytical applications;

•	integration with MicroStrategy Usher, through MicroStrategy 9s, which is a comprehensive, unified platform designed to help ensure the security of valuable information;

•	improved access to MicroStrategy Analytics through MicroStrategy Secure Cloud, optimally configured to be scalable and elastic, ready to grow with an enterprise’s cloud applications, and also built to scale to meet usage spikes from a user’s analytics and mobile apps;

•	enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale analytics operations, such as a massively scalable, in-memory analytics service designed to deliver high performance for complex analytical applications that have the largest data sets and highest user concurrency;

•	extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “governed data discovery” or “agile analytics,” by adding new user interface flows, new visualizations, new exploration features, and new self-service capabilities for the preparation of data;

•	enhancement of our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users;

•	maintenance of a dedicated performance engineering team and conduct of research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes and security solutions;

In the third quarter of 2014, we committed to a restructuring plan (the “2014 Restructuring Plan”) to streamline our workforce and spending to better align our cost structure with our business strategy. We had implemented substantially all of the plan by the end of the fourth quarter of 2014. The 2014 Restructuring Plan resulted in a pre-tax restructuring charge of $14.7 million in 2014. See Note 8, Restructuring, to the Consolidated Financial Statements for further detail on the 2014 Restructuring Plan. We expect that the 2014 Restructuring Plan will deliver annualized pre-tax savings of approximately $67.2 million, as compared to estimated annualized pre-restructuring expenses. In addition to the 2014 Restructuring Plan, we have implemented other internal cost-savings initiatives that we expect will deliver additional annualized pre-tax savings.

In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. The lease granted an abatement of base rent until March 2011. In May 2010 and May 2011, we entered into amendments to the lease pursuant to which, in each instance, we leased an additional 24,000 square feet of office space, for a cumulative total of 48,000 square feet of additional office space, at the same location. The May 2010 amendment provided an abatement of base rent on the additional space until July 2011. The May 2011 amendment provided for an abatement of base rent on the additional space until February 2012. In April 2014, we entered into an amendment to the lease pursuant to which we leased an additional 43,000 square feet of office space at the same location (the “April 2014 leased space”). In August 2014, as part of the 2014 Restructuring Plan, we gave written notice of our intent to terminate the lease with respect to approximately 19,000 square feet of the April 2014 leased space effective February 2015. We never used the terminated lease space and it remained vacant until it was terminated in early February 2015. We have recognized and paid all related lease termination costs associated with this terminated lease space during 2014. The lease, as amended, includes tenant incentives and allowances that we may use for leasehold improvements. The term of the lease, as amended, expires in December 2020. Notwithstanding the rent abatements, we are recognizing lease expense on continuing operating leases ratably over the term of the lease.

As discussed in Note 12, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock under our amended 2013 Stock Incentive Plan (the “2013 Plan”). Share-based compensation expense (in thousands) from these stock option awards was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2014	2013	2012

Sales and marketing	$335	$0	$0
Research and development	967	346	0
General and administrative	10,484	1,732	0

Total share-based compensation expense	$11,786	$2,078	$0

As of December 31, 2014, we estimate that approximately $46.6 million of additional share-based compensation expense for options granted under the 2013 Plan will be recognized over a remaining weighted average period of 3.2 years.

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

Non-GAAP Financial Measures

We are providing a supplemental financial measure for income from continuing operations that excludes the impact of our share-based compensation arrangements and restructuring activities. This financial measure is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this financial measure may not be comparable to similarly titled measures of other companies. Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that this non-GAAP financial measure is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes a significant non-cash expense that we believe is not reflective of the Company’s general business performance and significant restructuring charges that we believe are not reflective of ongoing operating results. In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies. Therefore, we believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from our non-GAAP financial measure, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors. Our non-GAAP financial measure is not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP. We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance, and use the non-GAAP financial measure only supplementally.

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Years Ended December 31,
	2014	2013	2012

Reconciliation of non-GAAP income from continuing operations:
Income from continuing operations	$5,104	$19,440	$33,099
Share-based compensation expense	11,786	2,078	0
Restructuring costs	14,732	0	0

Non-GAAP income from continuing operations	$31,622	$21,518	$33,099

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

We also generate subscription services revenues primarily from our cloud services offerings. Subscription services revenues include subscription fees from customers for access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities, database services, and data integration services. Our standard arrangements with customers generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract, following completion of the set-up service. Any related set-up service fees are recognized ratably over the longer of the contract period or the estimated average life of the customer relationship.

Our subscription services are generally offered as stand-alone arrangements or as part of arrangements that include professional services. If deliverables in a multiple-element arrangement have stand-alone value upon delivery, we account for each such deliverable separately. We have concluded that our subscription services and our professional services each have stand-alone value. When we enter into multiple-element arrangements that include subscription services and professional services, the total arrangement consideration is allocated to each of the deliverables based on the relative selling price hierarchy. We determine the relative selling price for each deliverable using VSOE of selling price, if available, or our best estimate of selling price (“BESP”), if VSOE is not available. We have determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in our services offerings as compared to other companies and the lack of availability of third-party pricing information. For professional services, we have established VSOE because a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range. For subscription services, we have not established VSOE because, among other factors, the offering is relatively new and our pricing model continues to evolve. Accordingly, we use BESP to determine the relative selling price of our subscription services.

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

During 2014, 2013, and 2012, we did not generate significant revenues from MicroStrategy Usher.

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

Restructuring Costs. In 2014, we committed to, and substantially implemented, a restructuring plan. In connection with this restructuring plan, we incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. See Note 8, Restructuring, to the Consolidated Financial Statements for further information on our current restructuring activities.

Employee severance and related benefit costs may include cash payments, outplacement services, continuing health insurance coverage, and other benefits. Where no substantive severance or benefit plan relating to the involuntary termination of employees previously exists, these severance costs are generally considered “one-time” benefits and recognized at fair value in the period in which the liability is incurred, which is generally when management has approved and communicated to the terminated employees a detailed plan of termination. Severance costs pursuant to ongoing-benefit arrangements, including statutorily mandated termination benefits or termination benefits provided for in existing employment contracts, are recognized when probable and reasonably estimable. Severance costs are reasonably estimated based on the mix of staffing composition and geography. Where termination benefits are offered for a short period of time in exchange for voluntary termination, severance costs are recognized when the employee has irrevocably accepted the offer.

Contract termination costs may include costs to exit office space under existing operating leases and consist of both costs to terminate the contract before the end of the term and costs that will continue to be incurred under the contract for the remaining term without economic benefit to us. Costs to terminate the contract before the end of the term are recognized at fair value when we terminate the contract in accordance with the contract terms. Costs that will continue to be incurred under the contract for the remaining term without economic benefit to us (for example, remaining lease rental payments and executory costs) are recognized at fair value in the period in which we cease using the right conveyed by the contract (for example, when the leased space ceases to be used). In the case of operating leases, these continuing costs are also adjusted for the effects of any prepaid or deferred items previously recognized under the lease and reduced by estimated sublease rental income.

Other related costs generally include employee relocation costs, office moving costs, and external consulting and advisory fees related to restructuring activities. Such costs are recognized at fair value in the period in which the costs are incurred.

At each reporting date, we evaluate our accrued restructuring costs to determine if the liabilities reported are still appropriate. Any changes to the estimated costs of executing approved restructuring plans are reflected in the Company’s Consolidated Statements of Operations.

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

	Years Ended December 31,
	2014	2013	2012

International product licenses revenues	$(1,985)	$(1,089)	$(3,973)
International subscription services revenues	67	(3)	(4)
International product support revenues	(2,782)	(686)	(7,732)
International other services revenues	(1,078)	(859)	(4,089)

Cost of product support revenues	27	(146)	(216)
Cost of other services revenues	(665)	(109)	(3,906)
Sales and marketing expenses	(1,583)	(1,039)	(5,649)
Research and development expenses	278	627	270
General and administrative expenses	(536)	(264)	(1,241)

For example, if there had been no change to foreign currency exchange rates from 2013 to 2014, international product licenses revenues would have been $59.1 million rather than $57.1 million for the year ended December 31, 2014. If there had been no change to foreign currency exchange rates from 2013 to 2014, sales and marketing expenses would have been $226.7 million rather than $225.1 million for the year ended December 31, 2014.

Results of Operations

Comparison of the years ended December 31, 2014, 2013, and 2012

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	in 2014	in 2013
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$68,836	$87,109	$80,508	-21.0%	8.2%
International	57,116	60,770	66,836	-6.0%	-9.1%

Total product licenses revenues	125,952	147,879	147,344	-14.8%	0.4%

Subscription Services
Domestic	19,454	10,939	3,054	77.8%	258.2%
International	2,868	1,307	64	119.4%	1942.2%

Total subscription services revenues	22,322	12,246	3,118	82.3%	292.8%

Total product licenses and subscription services revenues	$148,274	$160,125	$150,462	-7.4%	6.4%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	14	18	19
Between $0.5 million and $1.0 million in licenses revenue recognized	29	32	31

Total	43	50	50

Domestic:
More than $1.0 million in licenses revenue recognized	11	14	15
Between $0.5 million and $1.0 million in licenses revenue recognized	15	21	18

Total	26	35	33

International:
More than $1.0 million in licenses revenue recognized	3	4	4
Between $0.5 million and $1.0 million in licenses revenue recognized	14	11	13

Total	17	15	17

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	in 2014	in 2013
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$21,335	$37,585	$39,103	–43.2%	–3.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	19,755	22,089	20,942	–10.6%	5.5%
Less than $0.5 million in licenses revenue recognized	84,862	88,205	87,299	–3.8%	1.0%

Total	125,952	147,879	147,344	–14.8%	0.4%

Domestic:
More than $1.0 million in licenses revenue recognized	16,231	30,710	25,709	–47.1%	19.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	10,596	14,505	12,172	–26.9%	19.2%
Less than $0.5 million in licenses revenue recognized	42,009	41,894	42,627	0.3%	–1.7%

Total	68,836	87,109	80,508	–21.0%	8.2%

International:
More than $1.0 million in licenses revenue recognized	5,104	6,875	13,394	–25.8%	–48.7%
Between $0.5 million and $1.0 million in licenses revenue recognized	9,159	7,584	8,770	20.8%	–13.5%
Less than $0.5 million in licenses revenue recognized	42,853	46,311	44,672	–7.5%	3.7%

Total	$57,116	$60,770	$66,836	–6.0%	–9.1%

Product licenses revenues decreased $21.9 million during 2014, as compared to the prior year. Product licenses revenues increased $0.5 million during 2013, as compared to the prior year. For the years ended December 31, 2014, 2013, and 2012, product licenses transactions with more than $0.5 million in recognized revenue represented 32.6%, 40.4%, and 40.8%, respectively, of our product licenses revenues. During 2014, our top three product licenses transactions totaled $6.4 million in recognized revenue, or 5.1% of total product licenses revenues, compared to $14.3 million and $13.5 million, or 9.7% and 9.2% of total product licenses revenues, during 2013 and 2012, respectively. We believe that challenges in execution experienced by our sales, marketing, and technology organizations, particularly as the 2014 Restructuring Plan was being implemented, contributed to the decrease in product licenses revenues during 2014.

Domestic product licenses revenues. Domestic product licenses revenues decreased $18.3 million during 2014, as compared to the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

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

International product licenses revenues. International product licenses revenues decreased $3.7 million during 2014, as compared to the prior year, primarily due to a decrease in the number of transactions with less than $0.5 million in recognized revenue and a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

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

Subscription services revenues. Subscription services revenues are primarily derived from our cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $10.1 million during 2014, as compared to the prior year, primarily due to an increase in the number of new subscription services customers and an increase in the use of subscription services by existing customers as our cloud services business has continued to grow. Subscription services revenues increased $9.1 million during 2013, as compared to the prior year, primarily due to an increase in the number of new customers as our cloud services business has continued to grow.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	in 2014	in 2013

Product Support Revenues:
Domestic	$171,505	$159,659	$149,738	7.4%	6.6%
International	124,198	117,850	112,310	5.4%	4.9%

Total product support revenues	$295,703	$277,509	$262,048	6.6%	5.9%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues increased $18.2 million during 2014, as compared to the prior year, primarily due to an increase in the number of new product and premium support contracts and more timely renewals at quarter-end. Product support revenues increased $15.5 million during 2013, as compared to the prior year, primarily due to an increase in the number of product support contracts and an overall increase in renewal pricing on existing product support contracts.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	in 2014	in 2013
Other Services Revenues:
Consulting
Domestic	$73,180	$75,193	$81,796	–2.7%	–8.1%
International	48,778	47,037	52,586	3.7%	–10.6%

Total consulting revenues	121,958	122,230	134,382	–0.2%	–9.0%

Education	13,895	16,024	18,832	–13.3%	–14.9%

Total other services revenues	$135,853	$138,254	$153,214	–1.7%	–9.8%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased during 2014, as compared to the prior year, primarily due to a decrease in billable hours with customers in the domestic and Latin American regions, partially offset by an increase in billable hours with customers in the EMEA region, which includes operations in Europe, the Middle East, and Africa. Consulting revenues decreased during 2013, as compared to the prior year, primarily due to a decrease in billable hours that occurred following the completion of several major client implementations.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased during 2014, as compared to the prior year, primarily due to lower overall contract values, a decrease in private and custom courses delivered, and continued shifting demand from traditional classroom training to virtual training in the domestic, Latin American, and Asia Pacific regions. Education revenues decreased during 2013, as compared to the prior year, primarily due to lower overall contract values, a decrease in private and custom courses delivered, and shifting demand from traditional classroom training to virtual training within our education pass program.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	in 2014	in 2013
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$6,957	$6,606	$5,819	5.3%	13.5%
Subscription services	17,560	15,636	6,621	12.3%	136.2%

Total product licenses and subscription services	24,517	22,242	12,440	10.2%	78.8%

Product support	14,241	16,617	15,532	–14.3%	7.0%
Other services:
Consulting	90,780	93,661	105,720	–3.1%	–11.4%
Education	5,672	6,049	7,384	–6.2%	–18.1%

Total other services	96,452	99,710	113,104	–3.3%	–11.8%

Total cost of revenues	$135,210	$138,569	$141,076	–2.4%	–1.8%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, costs of product manuals and media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.4 million during 2014, as compared to the prior year, primarily due to a $1.4 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.4 in October 2013 and a $0.6 million increase in referral fees related to channel partners, partially offset by a $1.3 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2, which became fully amortized in March 2014, and a $0.4 million decrease in amortization of capitalized software development costs related to MicroStrategy Mobile, which became fully amortized in June 2013. We expect to amortize the remaining balance of our products’ capitalized software development costs as of December 31, 2014 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Development Costs, Net, as of December 31, 2014 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.3	$1,901	9
MicroStrategy 9.4	3,172	21
MicroStrategy 10	8,396	n/a

Total capitalized software development costs	$13,469

During 2014, we also recorded $8.4 million in capitalized software development costs associated with development efforts related to MicroStrategy 10. Upon this product becoming generally available, we will begin to amortize its costs over the estimated product life of 36 months.

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

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues increased $1.9 million during 2014, as compared to the prior year, primarily due to a $3.1 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.7 million decrease in equipment depreciation and facility and other related support costs and a $0.6 million decrease in consulting and advisory costs. Subscription services headcount increased 46.2% to 57 at December 31, 2014 from 39 at December 31, 2013.

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

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues decreased $2.4 million during 2014, as compared to the prior year, primarily due to a $1.8 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.2 million decrease in facility and other related support costs, a $0.2 million decrease in consulting and advisory costs, and a $0.1 million decrease in travel and entertainment expenditures. Product support headcount decreased 15.9% to 138 at December 31, 2014 from 164 at December 31, 2013.

Cost of product support revenues increased $1.1 million during 2013, as compared to the prior year, due to a $0.9 million increase in compensation and related costs due to a change in staffing composition and a $0.2 million increase in facility and other related support costs. Product support headcount decreased 9.9% to 164 at December 31, 2013 from 182 at December 31, 2012.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $2.9 million during 2014, as compared to the prior year, primarily due to a $3.9 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.3 million decrease in travel and entertainment expenditures, and a $0.7 million decrease in facility and other related support costs, partially offset by a $3.2 million increase in subcontractor costs. The decrease in cost of consulting revenues during 2014 does not fully reflect the savings expected to be delivered from the 2014 Restructuring Plan that we substantially implemented in the third and fourth quarters of 2014. As noted in “Liquidity and Capital Resources”, as compared to estimated annualized pre-restructuring expenses, we expect to deliver approximately $4.0 million in annualized cost savings in 2015 from reduced cost of consulting revenues as a result of the 2014 Restructuring Plan. Consulting headcount decreased 10.3% to 600 at December 31, 2014 from 669 at December 31, 2013.

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

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $0.4 million during 2014, as compared to the prior year, primarily due to a $0.4 million decrease in compensation and related costs due to a decrease in staffing levels and a $0.2 million decrease in facility and other related support costs, partially offset by a $0.3 million increase in subcontractor costs. The decrease in cost of education revenues during 2014 does not fully reflect the savings expected to be delivered from the 2014 Restructuring Plan that we substantially implemented in the third and fourth quarters of 2014. As noted in “Liquidity and Capital Resources”, as compared to estimated annualized pre-restructuring expenses, we expect to deliver approximately $1.7 million in annualized cost savings in 2015 from reduced cost of education revenues as a result of the 2014 Restructuring Plan. Education headcount decreased 33.3% to 24 at December 31, 2014 from 36 at December 31, 2013.

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

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated,

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	in 2014	in 2013

Sales and marketing expenses:	$225,086	$215,089	$209,975	4.6%	2.4%

Sales and marketing expenses increased $10.0 million during 2014, as compared to the prior year, primarily due to a $4.1 million increase in compensation and related costs due to an increase in average staffing levels, a $2.9 million increase in marketing and advertising costs, a $1.5 million increase in facility and other related support costs, a $1.3 million increase in recruiting costs, a $1.0 million increase due to previously disputed variable compensation, a $0.7 million increase in consulting and advisory costs, and a $0.3 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, partially offset by a $1.2 million decrease in variable compensation primarily due to a reduction in accrued bonus expense, resulting from both a reduction in the percentage payout of targeted bonuses and a decrease in staffing levels, and a $0.4 million decrease in travel and entertainment expenditures. The increase in sales and marketing expenses during 2014 does not fully reflect the savings expected to be delivered from the 2014 Restructuring Plan that we substantially implemented in the third and fourth quarters of 2014. As noted in “Liquidity and Capital Resources”, as compared to estimated annualized pre-restructuring expenses, we expect to deliver approximately $25.6 million in annualized cost savings in 2015 from reduced sales and marketing expenses as a result of the 2014 Restructuring Plan. Sales and marketing headcount decreased 19.8% to 662 at December 31, 2014 from 825 at December 31, 2013. Having substantially implemented the 2014 Restructuring Plan, we do not expect to increase sales and marketing headcount significantly in the near term.

As a result of the grant of stock options under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a significant recurring expense. As of December 31, 2014, we estimate that approximately $6.1 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.8 years. See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

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

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	in 2014	in 2013

General and administrative expenses	$96,343	$104,734	$93,384	-8.0%	12.2%

General and administrative expenses decreased $8.4 million during 2014, as compared to the prior year, primarily due to a $9.9 million decrease in variable compensation primarily due to a reduction in accrued bonus expense, resulting from both a reduction in the percentage payout of targeted bonuses and a decrease in staffing levels, and due to the fact that variable compensation in the prior year included additional amounts incurred as a result of the sale of Angel.com, a $3.9 million decrease in legal, consulting, and other advisory costs, a $0.8 million decrease in other aircraft-related operating costs, a $0.8 million decrease in travel and entertainment expenditures, a $0.6 million decrease in facility and other related support costs, a $0.6 million decrease in recruiting costs, and a $0.2 million decrease in compensation and related costs, partially offset by an $8.8 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan. The decrease in general and administrative expenses during 2014 does not fully reflect the savings expected to be delivered from the 2014 Restructuring Plan that we substantially implemented in the third and fourth quarters of 2014. As noted in “Liquidity and Capital Resources”, as compared to estimated annualized pre-restructuring expenses, we expect to deliver approximately $8.4 million in annualized cost savings in 2015 from reduced general and administrative expenses as a result of the 2014 Restructuring Plan. General and administrative headcount decreased 27.1% to 344 at December 31, 2014 from 472 at December 31, 2013. Having substantially implemented the 2014 Restructuring Plan, we do not expect to increase general and administrative headcount significantly in the near term.

As a result of the grant of stock options under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense. As of December 31, 2014, we estimate that approximately $39.2 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 3.1 years. See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

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

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	in 2014	in 2013

Gross research and development expenses before capitalized software development costs	$111,751	$103,493	$96,338	8.0%	7.4%
Capitalized software development costs	(8,396)	(5,437)	(8,148)	54.4%	–33.3%

Total research and development expenses	$103,355	$98,056	$88,190	5.4%	11.2%

Amortization of capitalized software development costs included in cost of product licenses revenues	$5,222	$5,502	$4,819	–5.1%	14.2%

Research and development expenses, before capitalization of software development costs, increased $8.3 million, or 8.0%, during 2014, as compared to the prior year, primarily due to an $11.8 million increase in compensation and related costs due to an increase in average staffing levels, a $1.2 million increase in recruiting costs, a $0.6 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, and a $0.4 million increase in facility and other related support costs, partially offset by a $5.0 million decrease in variable compensation primarily due to a reduction in accrued bonus expense, resulting from both a reduction in the percentage payout of targeted bonuses and a decrease in staffing levels, and a $0.9 million decrease in consulting and advisory costs. During 2014, we capitalized $8.4 million in costs associated with development efforts related to our MicroStrategy 10 software, as compared to $5.4 million in software development costs that were capitalized in the prior year. The increase in research and development expenses, before capitalization of software development costs, during 2014 does not fully reflect the savings expected to be delivered from the 2014 Restructuring Plan that we substantially implemented in the third and fourth quarters of 2014. As noted in “Liquidity and Capital Resources”, as compared to estimated annualized pre-restructuring expenses, we expect to deliver approximately $27.5 million in annualized cost savings in 2015 from reduced research and development expenses as a result of the 2014 Restructuring Plan. Research and development headcount decreased 32.3% to 645 at December 31, 2014 from 953 at December 31, 2013. Having substantially implemented the 2014 Restructuring Plan, we do not expect to increase research and development headcount significantly in the near term.

As a result of the grant of stock options under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a significant recurring expense. As of December 31, 2014, we estimate that approximately $1.3 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 3.3 years. See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

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

During 2014, our research and development effort was focused on the following: 68.7% on the MicroStrategy Analytics Platform, MicroStrategy Mobile, MicroStrategy Secure Cloud, and internal information technology initiatives and 31.3% on other research and development, including MicroStrategy Usher.

During 2013, our research and development effort was focused on the following: 61.9% on the MicroStrategy Analytics Platform, MicroStrategy Mobile, MicroStrategy Secure Cloud, and internal information technology initiatives and 38.1% on other research and development, including MicroStrategy Usher.

Restructuring costs. In the third quarter of 2014, we adopted the 2014 Restructuring Plan, which included a workforce reduction of 777 employees. Restructuring costs consist primarily of employee severance and related benefit costs, contract termination costs, and other related costs associated with our restructuring activities. Total restructuring costs were $14.7 million for the year ended December 31, 2014, as compared to no such costs in the same period in the prior year, due to the implementation of the 2014 Restructuring Plan in the third and fourth quarters of 2014. See “Overview”, “Liquidity and Capital Resources”, and Note 8, Restructuring, to the Consolidated Financial Statements for further information regarding the 2014 Restructuring Plan and related restructuring costs by major cost category.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of realized and unrealized gains and losses on our foreign currency forward contracts, foreign currency transaction gains and losses, and proceeds from litigation settlements. During 2014, other income, net, of $5.8 million was comprised primarily of $5.3 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, and $1.7 million in net unrealized gains from foreign currency forward contracts, offset by $0.6 million in net realized losses from the settlement of certain foreign currency forward contracts, $0.3 million in net losses on disposal of fixed assets, and $0.3 million in impairment losses related to software developed for internal use. During 2013, other expense, net, of $3.2 million was comprised primarily of $3.3 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations and $0.6 million in net realized losses from the settlement of certain foreign currency forward contracts, partially offset by $0.4 million in proceeds received from litigation settlements. During 2012, other expense, net, of $1.0 million was comprised primarily of $2.0 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations.

Provision for Income Taxes

During 2014, we recorded a provision for income taxes from continuing operations of $6.0 million that resulted in an effective tax rate from continuing operations of 54.4%, as compared to a benefit from income taxes from continuing operations of $9.8 million that resulted in an effective tax rate of negative 58.5% during 2013. The change in the Company’s effective tax rate from continuing operations in 2014, as compared to the prior year, was primarily due to the increase in the valuation allowance in 2014 and the release of liability for certain unrecognized tax benefits in 2013.

As of December 31, 2014, we had U.S. federal net operating loss (“NOL”) carryforwards of $14.7 million and foreign NOL carryforwards of $3.4 million. As of December 31, 2014, U.S. and foreign NOL carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $17.0 million. As of December 31, 2014, we had a valuation allowance of $2.3 million primarily related to certain foreign tax credit carryforwards and foreign NOL carryforwards that, in our present estimation, more likely than not will not be realized.

Although we have substantially implemented all of the 2014 Restructuring Plan, if we are unable to sustain or increase profitability after we have fully implemented the restructuring plan, we may not be able to realize these tax assets. If we are unable to achieve profitability in the near future, particularly relating to our U.S. operations, we may be required to increase the valuation allowance against our deferred tax assets. We will continue to assess regularly the realizability of deferred tax assets.

Except as discussed below, we intend to indefinitely reinvest our undistributed earnings of all of our foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income from continuing operations does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. We repatriated Subpart F deemed dividends of $1.3 million, $1.0 million and $2.5 million in 2014, 2013, and 2012, respectively, with no additional tax. As of December 31, 2014 and December 31, 2013, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $139.1 million and $160.5 million, respectively, and by non-U.S. entities was $206.4 million and $196.9 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $201.7 million at December 31, 2014. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

During 2012, we recorded a provision for income taxes from continuing operations of $9.7 million, resulting in an effective tax rate of 30.2%. The change in our effective tax rate from continuing operations in 2013, as compared to 2012, was primarily due to the release of liabilities for unrecognized tax benefits as the statute of limitations on certain previously filed tax returns expired in the third quarter of 2013, a favorable settlement of a German tax examination in the second quarter of 2013, and the 2012 U.S. research and development tax credit, which was retroactively reinstated by the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013 and recorded as a tax benefit in the first quarter of 2013.

Discontinued Operations

On March 15, 2013, we completed the sale of our equity interest in our Angel.com business and received consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax, during 2013. We reclassified revenues and expenses associated with the Angel.com business to discontinued operations for all periods presented. The following table summarizes the gain from the sale of discontinued operations, net of tax, and loss from discontinued operations, net of tax, (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	in 2014	in 2013
Gain on sale of discontinued operations, net of tax	$0	$57,377	$0	n/a	n/a

Loss from discontinued operations, net of tax	$0	$595	$1,927	n/a	-69.1%

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent subscription services, product support, and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple-element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2014	2013	2012
Current:
Deferred product licenses revenue	$10,927	$14,538	$12,252
Deferred subscription services revenue	16,018	10,923	7,087
Deferred product support revenue	168,833	167,771	145,343
Deferred other services revenue	10,564	17,056	15,132

Gross current deferred revenue and advance payments	206,342	210,288	179,814
Less: unpaid deferred revenue	(97,929)	(96,632)	(78,565)

Net current deferred revenue and advance payments	$108,413	$113,656	$101,249

Non-current:
Deferred product licenses revenue	$8,012	$4,401	$3,280
Deferred subscription services revenue	750	1,161	1,028
Deferred product support revenue	7,505	5,877	8,205
Deferred other services revenue	1,047	1,175	852

Gross non-current deferred revenue and advance payments	17,314	12,614	13,365
Less: unpaid deferred revenue	(6,496)	(3,644)	(4,542)

Net non-current deferred revenue and advance payments	$10,818	$8,970	$8,823

Total current and non-current:
Deferred product licenses revenue	$18,939	$18,939	$15,532
Deferred subscription services revenue	16,768	12,084	8,115
Deferred product support revenue	176,338	173,648	153,548
Deferred other services revenue	11,611	18,231	15,984

Gross current and non-current deferred revenue and advance payments	223,656	222,902	193,179
Less: unpaid deferred revenue	(104,425)	(100,276)	(83,107)

Net current and non-current deferred revenue and advance payments	$119,231	$122,626	$110,072

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments increased $0.8 million in 2014, as compared to the prior year, primarily due to the recognition of previously deferred other services revenues, partially offset by an increase in deferred revenue from new subscription services and product support contracts. Total gross deferred revenue and advance payments increased $29.7 million in 2013, as compared to the prior year, primarily due to more timely renewals of product support at year-end and an increase in deferred revenue from new product licenses, subscription services, product support, and other services contracts.

We expect to recognize approximately $206.3 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of December 31, 2014, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2019 totaling approximately $136.4 million. As of December 31, 2013, the future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2018 totaled approximately $119.7 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents include holdings in bank demand deposits, money market instruments, and U.S. Treasury securities. We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.

As of December 31, 2014, total accrued restructuring costs were $2.3 million, most of which are expected to be paid in the first quarter of 2015. We do not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material. The 2014 Restructuring Plan is expected to deliver annualized pre-tax savings of approximately $67.2 million, as compared to estimated annualized pre-restructuring expenses, primarily as a result of reduced employee compensation and rent expense across the following line items within the Consolidated Statements of Operations (in thousands):

Estimated Annual
Pre-Tax Savings
Cost of other services	$5,700
Sales and marketing	25,600
Research and development	27,500
General and administrative	8,400

Total estimated annual pre-tax savings from restructuring	$67,200

In our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, we estimated that total annual pre-tax savings from the 2014 Restructuring Plan would be $73.4 million. As of December 31, 2014, we have revised our total estimated annual pre-tax savings from the 2014 Restructuring Plan to be $67.2 million. The $6.2 million decrease in total estimated annual pre-tax savings is primarily due to a change in business strategy and other developments.

In addition to the 2014 Restructuring Plan, we have implemented other internal cost-saving initiatives that we expect will deliver additional annualized pre-tax savings.

As of December 31, 2014 and December 31, 2013, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $139.1 million and $160.5 million, respectively, and by non-U.S. entities was $206.4 million and $196.9 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $201.7 million at December 31, 2014. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

The following table sets forth a summary of our cash flows from continuing operations (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	in 2014	in 2013
Net cash provided by operating activities from continuing operations	$14,600	$30,598	$52,163	-52.3%	-41.3%
Net cash used in investing activities from continuing operations	$(82,110)	$(154,066)	$(34,338)	-46.7%	348.7%
Net cash (used in) provided by financing activities from continuing operations	$(1,470)	$21,637	$9,759	-106.8%	121.7%

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

Net cash provided by operating activities from continuing operations was $14.6 million, $30.6 million, and $52.2 million during 2014, 2013, and 2012, respectively. The decrease in net cash provided by operating activities during 2014, as compared to the prior year, was due to a $42.3 million change in operating assets and liabilities and a $21.5 million decrease in income from continuing operations, net of tax, partially offset by a $47.8 million increase from changes in non-cash items. The decrease in net cash provided by operating activities during 2013, as compared to the prior year, was primarily due to a $37.1 million decrease from changes in non-cash items, partially offset by an $11.5 million change in operating assets and liabilities and a $4.1 million increase in income from continuing operations, net of tax. Non-cash items primarily consist of depreciation and amortization, bad debt expense, unrealized net gains on foreign currency forward contracts, the non-cash portion of restructuring costs, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities from Continuing Operations. The changes in net cash used in investing activities from continuing operations primarily relate to purchases and redemptions of short-term investments, expenditures on property, plant and equipment, capitalized software development costs, and receipts of insurance proceeds related to our owned corporate aircraft. Net cash used in investing activities was $82.1 million, $154.1 million, and $34.3 million during 2014, 2013, and 2012, respectively. The decrease in net cash used in investing activities from continuing operations during 2014, as compared to the prior year, was primarily due to a $221.9 million increase in proceeds from the redemption of U.S. Treasury securities, partially offset by a $145.9 million increase in purchases of short-term investments, a $3.0 million increase in capitalized software development costs, and a $1.4 million increase in purchases of property and equipment. The increase in net cash used in investing activities from continuing operations during 2013, as compared to the prior year, was due to a $224.1 million increase in purchases of short-term investments, a $3.2 million decrease in the amount of insurance proceeds received related to our owned corporate aircraft, which was damaged in the first quarter of 2010 and subsequently repaired and returned to service in the second quarter of 2012, and a $0.7 million increase in restricted cash, partially offset by an $87.0 million increase in proceeds from the redemption of U.S. Treasury securities, an $18.6 million decrease in purchases of property and equipment, and a $2.7 million decrease in capitalized software development costs.

Net Cash (Used in) Provided by Financing Activities from Continuing Operations. The changes in net cash (used in) provided by financing activities from continuing operations primarily relate to the exercise of employee stock options, excess tax benefits from share-based compensation arrangements, and payments on capital lease and other financing arrangements. Net cash used in financing activities from continuing operations was $1.5 million during 2014. Net cash provided by financing activities from continuing operations was $21.6 million and $9.8 million during 2013 and 2012, respectively. The decrease in net cash provided by financing activities from continuing operations during 2014, as compared to the prior year, was primarily due to a $23.6 million decrease in excess tax benefits, generated primarily from stock option exercises in previous years that were recognized in 2013 due to the taxable gain arising from the sale of Angel.com, partially offset by a $0.5 million increase in proceeds from the exercise of employee stock options. The increase in net cash provided by financing activities from continuing operations during 2013, as compared to the prior year, was due to a $23.6 million increase in excess tax benefits, generated primarily from stock option exercises in prior years, that were recognized in 2013 due to the taxable gain arising from the sale of Angel.com, partially offset by a $9.9 million decrease in proceeds from the exercise of employee stock options and a $1.8 million increase in payments on capital lease obligations and other financing arrangements.

Share Repurchases. Our Board of Directors has authorized us to repurchase up to an aggregate of $800.0 million of our class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using working capital, as well as proceeds from any other funding arrangements that we may enter into in the future. During the years ended December 31, 2014, 2013, and 2012, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program.

Contractual Obligations. As disclosed in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2014:

	Payments due by period ended December 31,
	Total	2015	2016-2017	2018-2019	Thereafter
Contractual Obligations:
Operating leases	$117,100	$24,627	$39,011	$33,533	$19,929
Capital leases and other financing arrangements	1,720	1,563	139	18	0

Total	$118,820	$26,190	$39,150	$33,551	$19,929

Unrecognized Tax Benefits. As of December 31, 2014, we had $2.5 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits have been netted against deferred tax assets upon adoption of Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), and are recorded in other long-term liabilities. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2015.

Off-Balance Sheet Arrangements. As of December 31, 2014, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. We adopted ASU 2013-11 on January 1, 2014. As a result, liabilities for unrecognized tax benefits of $1.3 million were netted against deferred tax assets, as of December 31, 2014. The adoption of this guidance did not have a material effect on our consolidated results of operations or cash flows.

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

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of December 31, 2014, we held approximately $198.5 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 41.1%, 40.4%, and 42.3% of our total revenues from continuing operations for the years ended December 31, 2014, 2013, and 2012, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of December 31, 2014 and 2013, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of our foreign currency forward contracts, would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3% and 0.4%, respectively. The decrease in exposure to an adverse change in foreign currency rates as of December 31, 2014 was due to a strengthening of the U.S. dollar and a decrease of cash balances in our non-U.S. dollar based bank accounts as compared to the prior year. Our foreign currency forward contracts further decrease the negative impact that a 10% adverse change in foreign currency exchange rates would have on our aggregate reported cash and cash equivalents and short-term investments from 0.3% to 0.1% as of December 31, 2014. If average exchange rates during the year ended December 31, 2014 had changed unfavorably by 10%, our revenues for the year ended December 31, 2014 would have decreased by 3.7%. During the year ended December 31, 2014, our revenues decreased 1.0% as a result of a 1.5% unfavorable change in weighted average exchange rates, as compared to the prior year.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with the related notes and the associated Reports of Independent Registered Public Accounting Firms, are set forth on the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company utilizes a cloud-based professional service automation system provided by a third-party service organization, Changepoint, in the Company’s consulting and education business lines. This system is used to track billable time used to invoice customers, as well as to track and process internal business travel and entertainment expenses. The Company’s contract with the third-party service organization requires that the third-party service organization provide to the Company, on an annual basis, a Service Organization Control (“SOC”) 1 Type 2 report in accordance with the AICPA Attestation Standards, Section 801, Reporting on Controls at a Service Organization, addressing the suitability of the design and operating effectiveness of controls relating to the cloud-based system and business processing activities performed by the service organization on the Company’s behalf. The third-party service organization provided such reports in the past. The Company relies upon this report, among other things, in assessing the effectiveness of its internal control over financial reporting. The third-party service organization did not provide an adequate SOC 1 Type 2 report for the year ended December 31, 2014. As a result, the Company did not have evidence of the design and operating effectiveness of the automated transaction level controls to track billable time and expenses and internal business travel and entertainment expenses, and related general information technology controls intended to prevent unauthorized system access and inappropriate change management for the cloud-based system at the third-party service organization, and accordingly, the Company has concluded that there is a material weakness in the Company’s internal control over financial reporting at December 31, 2014.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness related to the control activities performed by the third-party service organization described above. Although the Company has not received an adequate SOC 1 Type 2 report from the third-party service organization, management believes, based on substantive testing performed, that the financial statements included in this annual report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has identified the following deficiency in internal control that we have deemed to be a material weakness in our internal control over financial reporting as of December 31, 2014:

The Company had a failure of the operating effectiveness of a monitoring control designed to ensure that the Company obtains evidence of the design and operating effectiveness of the automated transaction level controls related to a third-party service organization’s cloud-based professional services automation system used to track billable time and expenses and internal business travel and entertainment expenses (information), and the related general information technology controls intended to prevent unauthorized system access and inappropriate change management to the cloud-based professional services automation system and information contained within.

Although no adjustment was required to our consolidated financial statements, management concluded that there is a reasonable possibility that a material misstatement could occur in consulting revenue and travel and entertainment expenses in the consolidated financial statements if the control deficiency was not remediated. Accordingly, management concluded that there is a material weakness in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2014.

KPMG LLP has issued an adverse report on the effectiveness of our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firms in Item 15.

Planned Remediation of Material Weakness

This cloud-based professional services automation system is used by the Company to track billable time used to invoice customers within the Company’s consulting business line, as well as to track and process the Company’s internal business travel and entertainment expenses. The Company relies upon a SOC 1 Type 2 report from the service organization, in assessing the effectiveness of its internal control over financial reporting as it relates to the design and operating effectiveness of the automated transaction level controls and the related general information technology controls described above. The Company was unable to obtain an adequate SOC 1 Type 2 report from the service organization for the year ended December 31, 2014. To address this issue, the Company intends to implement alternative controls and additional testing procedures in the interim and to demand that the third-party service organization provide an adequate, contractually required SOC 1 Type 2 report with respect to future periods, as well as to consider transitioning off of the cloud-based system provided by the third-party service organization.

Changes in Internal Control Over Financial Reporting

Other than the identification of the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2014 (due to either ongoing or restructuring activities) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management plans to transition to the revised COSO 2013 Framework in 2015.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors — Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2014 (the “2015 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report,” and “Corporate Governance and the Board of Directors and its Committees — Compensation Committee” in the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2015 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MicroStrategy Incorporated:

We have audited MicroStrategy Incorporated’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness relating to ineffective monitoring controls over the activities performed by a third-party service provider on the Company’s behalf regarding billable time and expenses and internal business travel and entertainment expenses (information) and the Company’s failure to design and operate effective transaction-level controls including the related general information technology controls intended to prevent unauthorized system access and inappropriate change management to the service provider’s cloud-based professional services automation system and information contained within, has been identified and included in management’s assessment under the heading Management’s Report on Internal Control Over Financial Reporting, included under Item 9A.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated February 26, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

McLean, Virginia
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MicroStrategy Incorporated:

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MicroStrategy Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MicroStrategy Incorporated

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of MicroStrategy Incorporated (a Delaware corporation) and subsidiaries (the “Company”) for the year ended December 31, 2012. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MicroStrategy Incorporated and subsidiaries for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

McLean, Virginia

February 13, 2013 (except Note 16, as to which the date is February 12, 2014)

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$146,919	$220,171
Restricted cash	661	583
Short-term investments	198,547	137,198
Accounts receivable, net	78,633	86,181
Prepaid expenses and other current assets	17,669	14,260
Deferred tax assets, net	19,936	21,555

Total current assets	462,365	479,948

Property and equipment, net	77,852	85,445
Capitalized software development costs, net	13,469	10,295
Deposits and other assets	3,951	6,622
Deferred tax assets, net	1,160	3,204

Total assets	$558,797	$585,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$35,458	$39,946
Accrued compensation and employee benefits	50,588	79,495
Accrued restructuring costs	2,284	0
Deferred revenue and advance payments	108,413	113,656
Deferred tax liabilities	557	422

Total current liabilities	197,300	233,519

Deferred revenue and advance payments	10,818	8,970
Other long-term liabilities	22,679	25,511
Deferred tax liabilities	3,529	7,188

Total liabilities	234,326	275,188

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,660 shares issued and 9,255 shares outstanding, and 15,478 shares issued and 9,073 shares outstanding, respectively	16	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,055 shares issued and outstanding, and 2,227 shares issued and outstanding, respectively	2	2
Additional paid-in capital	506,727	494,086
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(4,363)	(831)
Retained earnings	297,273	292,238

Total stockholders’ equity	324,471	310,326

Total liabilities and stockholders’ equity	$558,797	$585,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

Revenues:
Product licenses	$125,952	$147,879	$147,344
Subscription services	22,322	12,246	3,118

Total product licenses and subscription services	148,274	160,125	150,462
Product support	295,703	277,509	262,048
Other services	135,853	138,254	153,214

Total revenues	579,830	575,888	565,724

Cost of revenues:
Product licenses	6,957	6,606	5,819
Subscription services	17,560	15,636	6,621

Total product licenses and subscription services	24,517	22,242	12,440
Product support	14,241	16,617	15,532
Other services	96,452	99,710	113,104

Total cost of revenues	135,210	138,569	141,076

Gross profit	444,620	437,319	424,648

Operating expenses:
Sales and marketing	225,086	215,089	209,975
Research and development	103,355	98,056	88,190
General and administrative	96,343	104,734	93,384
Restructuring costs	14,732	0	0

Total operating expenses	439,516	417,879	391,549

Income from continuing operations	5,104	19,440	33,099
Interest income, net	162	497	143
Other income (expense), net	5,785	(3,186)	(1,035)

Income from continuing operations before income taxes	11,051	16,751	32,207
Provision for (benefit from) income taxes	6,016	(9,799)	9,734

Income from continuing operations, net of tax	5,035	26,550	22,473

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0, $37,548, and $0, respectively)	0	57,377	0
Loss from discontinued operations, net of tax benefit ($0, $391, and $1,049, respectively)	0	(595)	(1,927)

Discontinued operations, net of tax	0	56,782	(1,927)

Net income	$5,035	$83,332	$20,546

Basic earnings (loss) per share (1):
From continuing operations	$0.45	$2.35	$2.05
From discontinued operations	0.00	5.02	(0.18)

Basic earnings per share	$0.45	$7.37	$1.87

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,301	11,300	10,995

Diluted earnings (loss) per share (1):
From continuing operations	$0.44	$2.35	$2.01
From discontinued operations	0.00	5.02	(0.17)

Diluted earnings per share	$0.44	$7.37	$1.84

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,356	11,301	11,174

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2014	2013	2012

Net income	$5,035	$83,332	$20,546
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(3,585)	684	535
Unrealized gain on short-term investments	53	0	2

Total other comprehensive (loss) income	(3,532)	684	537

Comprehensive income	$1,503	$84,016	$21,083

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

		Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in			Accumulated Other Comprehensive	Retained
							Treasury Stock
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings
Balance at January 1, 2012	$168,978	14,810	$15	2,378	$2	$457,837	(6,405)	$(475,184)	$(2,052)	$188,360

Net income	20,546	0	0	0	0	0	0	0	0	20,546
Other comprehensive income	537	0	0	0	0	0	0	0	537	0
Conversion of class B to class A common stock	0	151	0	(151)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	10,250	501	0	0	0	10,250	0	0	0	0

Balance at December 31, 2012	$200,311	15,462	$15	2,227	$2	$468,087	(6,405)	$(475,184)	$(1,515)	$208,906

Net income	83,332	0	0	0	0	0	0	0	0	83,332
Other comprehensive income	684	0	0	0	0	0	0	0	684	0
Issuance of class A common stock under stock option plans	341	16	0	0	0	341	0	0	0	0
Tax effect of stock option exercises	23,580	0	0	0	0	23,580	0	0	0	0
Share-based compensation expense	2,078	0	0	0	0	2,078	0	0	0	0

Balance at December 31, 2013	$310,326	15,478	$15	2,227	$2	$494,086	(6,405)	$(475,184)	$(831)	$292,238

Net income	5,035	0	0	0	0	0	0	0	0	5,035
Other comprehensive loss	(3,532)	0	0	0	0	0	0	0	(3,532)	0
Conversion of class B to class A common stock	0	172	0	(172)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	856	10	1	0	0	855	0	0	0	0
Share-based compensation expense	11,786	0	0	0	0	11,786	0	0	0	0

Balance at December 31, 2014	$324,471	15,660	$16	2,055	$2	$506,727	(6,405)	$(475,184)	$(4,363)	$297,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$5,035	$83,332	$20,546
Plus: (Income) loss from discontinued operations, net of tax	0	(56,782)	1,927

Income from continuing operations, net of tax	5,035	26,550	22,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,295	26,399	22,454
Bad debt expense	2,969	2,281	2,361
Unrealized net gain on foreign currency forward contracts	(1,682)	0	0
Non-cash portion of restructuring costs	199	0	0
Deferred taxes	(1,526)	(3,319)	1,967
Release of liabilities for unrecognized tax benefits	0	(14,643)	(472)
Share-based compensation expense	11,786	2,078	0
Excess tax benefits from share-based compensation arrangements	0	(23,580)	0
Changes in operating assets and liabilities:
Accounts receivable	(276)	676	526
Prepaid expenses and other current assets	(2,713)	(565)	305
Deposits and other assets	909	794	175
Accounts payable and accrued expenses	(1,701)	(4,786)	3,763
Accrued compensation and employee benefits	(26,875)	8,176	4,578
Accrued restructuring	2,379	0	0
Deferred revenue and advance payments	731	13,465	(3,967)
Other long-term liabilities	70	(2,928)	(2,000)

Net cash provided by operating activities from continuing operations	14,600	30,598	52,163
Net cash used in operating activities from discontinued operations	0	(664)	(2,279)

Net cash provided by operating activities	14,600	29,934	49,884

Investing activities:
Proceeds from redemption of short-term investments	308,900	87,000	0
Purchases of property and equipment	(12,400)	(11,043)	(29,621)
Purchases of short-term investments	(370,050)	(224,103)	0
Capitalized software development costs	(8,396)	(5,437)	(8,148)
Insurance proceeds	0	0	3,206
(Increase) decrease in restricted cash	(164)	(483)	225

Net cash used in investing activities from continuing operations	(82,110)	(154,066)	(34,338)
Net cash provided by (used in) investing activities from discontinued operations	0	99,136	(1,495)

Net cash used in investing activities	(82,110)	(54,930)	(35,833)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	856	341	10,250
Excess tax benefits from share-based compensation arrangements	0	23,580	0
Payments on capital lease obligations and other financing arrangements	(2,326)	(2,284)	(491)

Net cash (used in) provided by financing activities from continuing operations	(1,470)	21,637	9,759
Net cash provided by financing activities from discontinued operations	0	0	0

Net cash (used in) provided by financing activities	(1,470)	21,637	9,759
Effect of foreign exchange rate changes on cash and cash equivalents	(4,272)	(863)	949

Net (decrease) increase in cash and cash equivalents	(73,252)	(4,222)	24,759
Cash and cash equivalents (including held-for-sale of $0, $1,350, and $5,300, respectively), beginning of year	220,171	224,393	199,634

Cash and cash equivalents (including held-for-sale of $0, $0, and $1,350, respectively), end of year	$146,919	$220,171	$224,393

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$74	$78	$31

Cash paid during the year for income taxes, net of tax refunds	$5,529	$12,941	$6,463

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$70	$3,793	$2,505

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy is a leading worldwide provider of enterprise-ready analytics, mobile, and security software platforms. MicroStrategy provides system-of-record reporting and interactive visualization capabilities offered on any device or in the cloud. The Company’s mission is to provide enterprise analytics, mobility, and security platforms that are flexible, powerful, scalable, and user-friendly.

MicroStrategy Analytics empowers organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise through two distinct offerings – MicroStrategy Analytics Platform and MicroStrategy Analytics Desktop. The MicroStrategy Analytics Platform delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. The MicroStrategy Analytics Platform is integrated with MicroStrategy Analytics Desktop, a standalone desktop tool designed to enable business users to analyze and understand their data. With MicroStrategy Analytics Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

MicroStrategy Mobile enables organizations to rapidly build information-rich applications that deliver analytics combined with transactions, multimedia, and custom workflows, to mobile devices. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to deploy powerful mobile business apps quickly and cost-effectively. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.

MicroStrategy Usher is a mobile identity and security platform designed to make identity management simple, seamless, and secure. Built on an advanced mobile-centric enterprise platform, MicroStrategy Usher can dematerialize traditional forms of identity verification such as passwords and physical badges and replace them with a single mobile identity badge, stored on a smartphone, that is cryptographically linked to its owner’s phone and dynamically linked to the enterprise’s existing identity repositories. MicroStrategy Usher’s enterprise mobile identity solution addresses some of the biggest challenges facing corporations today, including authentication, cybersecurity, access management, and resource authorization, while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Users can log into applications, unlock doors, validate each other’s identities, and gain a holistic view of network activity using only mobile identities, either through Bluetooth, QR codes, or time-limited PIN codes. MicroStrategy Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a near real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. We currently offer MicroStrategy Usher as a subscription-based service.

MicroStrategy Secure Cloud is a platform for organizations that want to harness the power of enterprise analytics, mobility, and security applications via the cloud. MicroStrategy Secure Cloud brings together enterprise analytics, analytical databases, and ETL capabilities in a high performance integrated environment. MicroStrategy Secure Cloud offers on-demand access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities and is optimized for a variety of enterprise applications. Compared to traditional on-premises approaches, MicroStrategy Secure Cloud is architected to deliver best-of-breed MicroStrategy and Usher software via the cloud, with pre-configured, ready to go MicroStrategy servers, coupled with the required supporting infrastructure of metadata databases, relational databases, and big data storage.

The MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Secure Cloud together with related product and support services, continue to generate the vast majority of our revenue. During 2014, 2013, and 2012, we did not generate significant revenues from MicroStrategy Usher.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 15, 2013, the Company completed the sale of its wholly owned subsidiary, Angel.com Incorporated (“Angel.com”). In the Company’s Consolidated Statement of Operations, the Company classified operations of the Angel.com business as Loss from Discontinued Operations, net of tax, because it does not have any continuing involvement with or cash flows from this business following its divestiture. Refer to Note 16, Discontinued Operations, to the Consolidated Financial Statements for further information.

Certain amounts in the prior years’ Consolidated Financial Statements and Notes to Consolidated Financial Statements have also been reclassified to conform to current year presentation. Revenues and cost of revenues have been reclassified in the Consolidated Statements of Operations to reflect the separate components of total product licenses and subscription services.

(b) Use of Estimates

The preparation of the Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, investments, derivative financial instruments, software development costs, fixed assets, intangible assets, variable compensation, restructuring costs, share-based compensation, income taxes, including the carrying value of deferred tax assets, and litigation and contingencies, including liabilities that the Company deems not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(d) Cash and Cash Equivalents and Restricted Cash

Cash equivalents include bank deposits, money market instruments, U.S. Treasury bills, and equivalent funds. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash balances restricted in use by contractual obligations with third parties.

(e) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments. All highly liquid investments with stated maturity dates between three months and one year from the purchase date are classified as short-term investments. The Company determines the appropriate classification of its short-term investments at the time of purchase.

Substantially all of the Company’s short-term investments are in U.S. Treasury securities, and the Company has the ability and intent to hold these investments to maturity. Therefore, these short-term investments are classified and accounted for as held-to-maturity and are reported at amortized cost. Each reporting period, the Company determines whether a decline in fair value below the amortized cost for each individual security is other-than-temporary and if it would be required to sell the security before recovery of its amortized cost basis. If an other-than-temporary impairment has occurred, the amount representing the credit loss is recorded in “Other income (expense), net,” and the amount related to all other factors is recognized in “Accumulated other comprehensive income (loss).” Upon recognition of an other-than-temporary impairment, the previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized software development costs, net of accumulated amortization, were $13.5 million and $10.3 million as of December 31, 2014 and 2013, respectively. Amortization expense related to software development costs was $5.2 million, $5.5 million, and $4.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in cost of product licenses and subscription services revenues. During the years ended December 31, 2014, 2013, and 2012, the Company capitalized software development costs of $8.4 million, $5.4 million, and $8.1 million, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

(i) Restructuring Costs

In 2014, the Company committed to, and substantially implemented, a restructuring plan. In connection with this restructuring plan, the Company has incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. See Note 8, Restructuring, to the Consolidated Financial Statements for further information on the Company’s current restructuring activities.

Employee severance and related benefit costs may include cash payments, outplacement services, continuing health insurance coverage, and other benefits. Where no substantive severance or benefit plan relating to the involuntary termination of employees previously exists, these severance costs are generally considered “one-time” benefits and recognized at fair value in the period in

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which the liability is incurred, which is generally when management has approved and communicated to the terminated employees a detailed plan of termination. Severance costs pursuant to ongoing-benefit arrangements, including statutorily mandated termination benefits or termination benefits provided for in existing employment contracts, are recognized when probable and reasonably estimable. Severance costs are reasonably estimated based on the mix of staffing composition and geography. Where termination benefits are offered for a short period of time in exchange for voluntary termination, severance costs are recognized when the employee has irrevocably accepted the offer.

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

At each reporting date, the Company evaluates its accrued restructuring costs to determine if the liabilities reported are still appropriate. Any changes to the estimated costs of executing approved restructuring plans are reflected in the Company’s Consolidated Statements of Operations.

(j) Loss Contingencies and Legal Costs

The Company accrues loss contingencies that are believed to be probable and can be reasonably estimated. As events evolve during the administration and litigation process and additional information becomes known, the Company reassesses its estimates related to loss contingencies. Legal costs are expensed in the period in which the costs are incurred.

(k) Deferred Revenue and Advance Payments

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

As of December 31, 2014, the Company has entered into certain additional agreements that include future minimum commitments by the Company’s customers to purchase products, subscription services, product support, or other services through 2019 totaling approximately $136.4 million. As of December 31, 2013, the future minimum commitments by the Company’s customers to purchase products, subscription services, product support, or other services through 2018 totaled approximately $119.7 million. These future commitments are not included in deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(l) Revenue Recognition

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also generates subscription services revenues primarily from its cloud services offerings. Subscription services revenues include subscription fees from customers for access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities, database services, and data integration services. Our standard arrangements with customers generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract, following completion of the set-up service. Any related set-up service fees are recognized ratably over the longer of the contract period or the estimated average life of the customer relationship.

The Company’s subscription services are generally offered as stand-alone arrangements or as part of arrangements that include professional services. If deliverables in a multiple-element arrangement have stand-alone value upon delivery, the Company accounts for each such deliverable separately. The Company has concluded that its subscription services and its professional services each have stand-alone value. When the Company enters into multiple-element arrangements that include subscription services and professional services, the total arrangement consideration is allocated to each of the deliverables based on the relative selling price hierarchy. The Company determines the relative selling price for each deliverable using VSOE of selling price, if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its services offerings as compared to other companies and the lack of availability of third-party pricing information. For professional services, the Company has established VSOE because a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range. For subscription services, the Company has not established VSOE because, among other factors, the offering is relatively new and our pricing model continues to evolve. Accordingly, the Company uses BESP to determine the relative selling price of its subscription services.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts, upon invoicing, are recorded in accounts receivable and either gross deferred revenue or revenue, depending on whether the applicable revenue recognition criteria have been met.

During 2014, 2013, and 2012, the Company did not generate significant revenues from MicroStrategy Usher.

(m) Advertising Costs

Advertising costs include production costs, which are expensed the first time the advertisement takes place, and media placement costs, which are expensed in the month the advertising appears. Total advertising costs were $3.0 million, $1.9 million, and $4.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, the Company had no prepaid advertising costs.

(n) Share-based Compensation

In September 2013, the Board of Directors approved the Company’s 2013 Stock Incentive Plan, under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock. In April 2014, the Company’s stockholders approved the 2013 Stock Incentive Plan at the Company’s annual meeting. In April 2014, following the Company’s annual meeting, the Board of Directors authorized, subject to stockholder approval, an amendment to the 2013 Plan to increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Plan from 600,000 to 1,500,000 shares (“Amendment No. 1”). Also in April 2014, the Compensation Committee of the Board of Directors (the “Compensation Committee”) authorized, subject to stockholder approval, an additional amendment to the 2013 Plan to provide for automatic annual stock option grants to each of the Company’s non-employee directors with respect to 5,000 shares of the Company’s class A common stock, beginning in 2015 (“Amendment No. 2”). The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). The share-based compensation expense is based on the fair value of such awards on the date of grant, as estimated using the Black-Scholes option pricing model. See Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the Company’s 2013 Stock Incentive Plan, related share-based compensation expense, and assumptions used in the Black-Scholes option pricing model.

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

(p) Basic and Diluted Earnings Per Share

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A and class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of December 31, 2014 and 2013, there were no shares of preferred stock outstanding.

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

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in net gains of $5.3 million in 2014, and net losses of $3.3 million, and $2.0 million in 2013 and 2012, respectively, and are included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations.

As of December 31, 2014, 2013, and 2012, the cumulative foreign currency translation balances were $(4.4) million, $(0.8) million, and $(1.5) million, respectively. Since the Company intends to indefinitely reinvest its undistributed earnings of all of its subsidiaries, no taxes were recognized on the temporary differences resulting from foreign currency translation adjustments for the years ended December 31, 2014, 2013, and 2012.

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

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2014 and 2013, no individual customer accounted for 10% or more of net accounts receivable and for the years ended December 31, 2014, 2013, and 2012, no individual customer accounted for 10% or more of revenue.

(3) Recent Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014. As a result, liabilities for unrecognized tax benefits of $1.3 million were netted against deferred tax assets, as of December 31, 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

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

(4) Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands), as of:

		December 31, 2014
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total
Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$1,647	$0	$1,647

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$6	$0	$6

		December 31, 2013
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total
Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$5	$0	$5

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$46	$0	$46

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value. All foreign currency forward contracts outstanding as of December 31, 2014 were for durations of twelve months or less and consisted of the following sale contracts (in thousands):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Notional Value Local Currency		Notional Value U.S. Dollar	Fair Value Gain (Loss) U.S. Dollar
Forward contracts to sell:
Australian Dollar	AUD	985	$900	$103
Brazilian Real	BRL	3,184	1,300	157
British Pound	GBP	950	1,600	122
Canadian Dollar	CAD	757	700	49
Chinese Renminbi	CNY	10,664	1,700	(5)
Euro	EUR	3,534	4,800	515
Indian Rupee	INR	19,347	300	3
Japanese Yen	JPY	131,508	1,300	201
Korean Won	KRW	881,552	850	53
Mexican Peso	MXN	4,001	300	32
Polish Zloty	PLN	4,980	1,600	203
Russian Rouble	RUB	7,323	200	86
Singapore Dollar	SGD	500	400	23
South African Rand	ZAR	6,769	600	32
Swedish Krona	SEK	1,698	250	33
Swiss Franc	CHF	268	300	30
Turkish New Lira	TRY	230	100	5
United Arab Emirates Dirham	AED	738	200	(1)

			$17,400	$1,641

Changes in the fair value of our foreign currency forward contracts during 2014, 2013, and 2012 were as follows (in thousands):

	Gain (Loss) on Derivative Instruments Recognized in Income
		Years Ended December 31,
	Location	2014	2013	2012

Non-hedging derivative instruments:
Unrealized gain (loss) on foreign currency forward contracts	Other income (expense), net	$1,682	$(41)	$0

Realized loss on foreign currency forward contracts	Other (expense) income, net	$(562)	$(629)	$0

There were no transfers among the levels within the fair value hierarchy during the years ended December 31, 2014, 2013, and 2012. As of December 31, 2014 and December 31, 2013, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2014 were $198.5 million, $198.5 million, and $198.5 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2013 were $137.2 million, $137.2 million, and $137.2 million, respectively. The gross unrecognized holding gains and

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses were not material for 2014, 2013, or 2012. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of December 31, 2014 and December 31, 2013. As of December 31, 2014 and December 31, 2013, the Company’s available-for-sale investments were not material.

(6) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2014	2013
Billed and billable	$187,470	$190,446
Less: unpaid deferred revenue	(104,425)	(100,276)

Accounts receivable, gross	83,045	90,170
Less: allowance for doubtful accounts	(4,412)	(3,989)

Account receivable, net	$78,633	$86,181

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

(7) Property and Equipment

Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2014	2013
Transportation equipment	$48,906	$48,917
Computer equipment and purchased software	72,602	66,713
Furniture and equipment	11,477	11,647
Leasehold improvements	28,500	29,116
Internally developed software	9,408	8,393

Property and equipment, gross	170,893	164,786
Less: accumulated depreciation and amortization	(93,041)	(79,341)

Property and equipment, net	$77,852	$85,445

Included in transportation equipment is the Company’s owned corporate aircraft, including capitalizable costs related to the repairs to the aircraft, and aircraft-related equipment. As of December 31, 2014, the net asset value of the aircraft and aircraft-related equipment was $41.5 million, net of $7.1 million of accumulated depreciation. As of December 31, 2013, the net asset value of the aircraft and aircraft-related equipment was $43.0 million, net of $5.6 million of accumulated depreciation.

Included in computer equipment at December 31, 2014 and December 31, 2013 is $2.9 million and $2.9 million, respectively, acquired under capital lease arrangements. At December 31, 2014 and December 31, 2013, accumulated amortization relating to computer equipment under capital lease arrangements totaled $2.5 million and $1.7 million, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense related to property and equipment, including assets under capital leases, was $20.1 million, $21.0 million, and $17.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(8) Restructuring

In September 2014, the Company committed to a restructuring plan (the “2014 Restructuring Plan”) to streamline its workforce and spending to better align its cost structure with its business strategy, including reducing the Company’s workforce by 777 employees, comprised of 217 employees in North America, 400 employees in Asia Pacific, 141 employees in Europe, the Middle East, and Africa, and 19 employees in Latin America. As of December 31, 2014, the Company has implemented substantially all of the 2014 Restructuring Plan. The Company does not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material.

Costs associated with the 2014 Restructuring Plan include employee severance and related benefit costs (including outplacement services and continuing health insurance coverage), contract termination costs (including operating lease terminations for certain office space at the Company’s corporate headquarters and other international locations), and other charges (including external consulting and advisory fees related to implementing the restructuring plan). The following table summarizes the major types of costs associated with the 2014 Restructuring Plan (in thousands) for the year ended December 31, 2014, total costs incurred through December 31, 2014 and total costs expected to be incurred:

	Year Ended December 31, 2014	Total Costs Incurred To Date	Total Expected Plan Costs
Severance and related employee benefits	$13,162	$13,162	$13,162
Contract termination costs	1,159	1,159	1,159
Other costs	411	411	692

Total restructuring costs	$14,732	$14,732	$15,013

In the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, the Company estimated that total expected costs of the 2014 Restructuring Plan would be $18.4 million. As of December 31, 2014, the Company has revised its total expected costs of the 2014 Restructuring Plan to be $15.0 million. The $3.4 million decrease in total expected plan costs is primarily due to a $3.1 million decrease in total expected severance and related employee benefit costs, which was primarily due to a change in business strategy and other developments.

The total restructuring costs above are reported as “Restructuring costs” under “Operating expenses” in the Company’s Consolidated Statements of Operations.

Restructuring-related liabilities are reported as “Accrued restructuring costs” in the Company’s Consolidated Balance Sheets. The following table presents a summary of changes in the restructuring-related liabilities (in thousands) for the year ended December 31, 2014:

	Balance as of January 1, 2014	Costs Incurred	Cash Payments	Non-cash Settlements	Adjustments and Other	Balance as of December 31, 2014
Current:
Severance and related employee benefits	$0	$13,162	$(10,746)	$0	$(201)	$2,215
Contract termination costs	0	1,159	(960)	(441)	242	0
Other costs	0	411	(302)	0	(40)	69

Total current accrued restructuring costs	$0	$14,732	$(12,008)	$(441)	$1	$2,284

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2014	2013
Current:
Deferred product licenses revenue	$10,927	$14,538
Deferred subscription services revenue	16,018	10,923
Deferred product support revenue	168,833	167,771
Deferred other services revenue	10,564	17,056

Gross current deferred revenue and advance payments	206,342	210,288
Less: unpaid deferred revenue	(97,929)	(96,632)

Net current deferred revenue and advance payments	$108,413	$113,656

Non-current:
Deferred product licenses revenue	$8,012	$4,401
Deferred subscription services revenue	750	1,161
Deferred product support revenue	7,505	5,877
Deferred other services revenue	1,047	1,175

Gross non-current deferred revenue and advance payments	17,314	12,614
Less: unpaid deferred revenue	(6,496)	(3,644)

Net non-current deferred revenue and advance payments	$10,818	$8,970

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(10) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third-party claims arising from intellectual property infringement. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of December 31, 2014 or December 31, 2013.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements and licenses certain software under other financing arrangements. Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. As of December 31, 2014, the Company was leasing approximately 233,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010, including approximately 19,000 square feet of office space for which it gave written notice in August 2014 of its intent to terminate, effective February 2015, as part of the 2014 Restructuring Plan. The Company never used the terminated lease space and it remained vacant until it was terminated in early February 2015. The term of the lease expires in December 2020. At December 31, 2014 and December 31, 2013, deferred rent of $18.9 million and $20.1 million, respectively, is included in other long-term liabilities and $3.0 million and $2.8 million, respectively, is included in current accrued expenses.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2014:

Year	Operating Leases Amount	Capital Leases and Other Financing Amount
2015	$24,627	$1,563
2016	21,150	121
2017	17,861	18
2018	17,270	18
2019	16,263	0
Thereafter	19,929	0

	$117,100	$1,720

Total rental expenses under operating lease agreements for the years ended December 31, 2014, 2013, and 2012 were $30.4 million, $28.3 million, and $26.4 million, respectively.

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012 (the “New York Judgment”). DataTern appealed the New York Judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York Judgment and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the Federal Circuit. In January 2014, the Federal Circuit stayed DataTern’s appeal pending the disposition of DataTern’s appeal of the New York Judgment. In May 2014, the Federal Circuit affirmed the New York Judgment in part and reversed it in part. After petitions for rehearing were denied regarding the New York Judgment, the Company and DataTern agreed that the stay in their appeal in the Federal Circuit should be lifted. The Federal Circuit held oral arguments in MicroStrategy’s appeal in November 2014. On December 19, 2014, the Federal Circuit issued an opinion vacating the District of Massachusetts’ summary judgment, stating that the claim construction on which the summary judgment was based was incorrect. On January 26, 2015, the Federal Circuit ordered that the case be remanded for further proceedings, and in February 2015, the Company filed motions for summary judgment in the district court on grounds of non-infringement and invalidity. The Company has received indemnification requests from certain of its resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(11) Income Taxes

U.S. and international components of income (loss) from continuing operations before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
U.S.	$(5,389)	$(6,158)	$587
Foreign	16,440	22,909	31,620

Total	$11,051	$16,751	$32,207

The benefit from or provision for income taxes from continuing operations (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(306)	$(12,404)	$533
State	(1)	172	68
Foreign	7,638	5,994	7,269

	$7,331	$(6,238)	$7,870

Deferred:
Federal	$(2,132)	$(3,417)	$995
State	(1,038)	267	1,310
Foreign	1,855	(411)	(441)

	$(1,315)	$(3,561)	$1,864

Total provision (benefit)	$6,016	$(9,799)	$9,734

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit from or provision for income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from continuing operations before income taxes as follows for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	-4.3%	2.0%	3.0%
Foreign earnings taxed at different rates	2.9%	-18.3%	-21.5%
Withholding tax	14.3%	9.7%	6.3%
Foreign tax credit	-9.6%	-5.4%	-3.4%
Other international components	0.8%	3.4%	1.9%
Change in valuation allowance	21.1%	-0.8%	0.1%
Deferred tax adjustments and rate changes	-4.9%	-2.8%	0.6%
Meals and entertainment	5.9%	4.5%	2.9%
Non-deductible officers compensation	2.0%	7.1%	2.1%
Personal use of corporate aircraft	2.5%	2.5%	2.6%
Subpart F income	4.0%	2.4%	1.2%
Research and development tax credit	-13.7%	-12.6%	0.7%
Other permanent differences	-1.6%	0.8%	0.6%
Release of unrecognized tax benefits	0.0%	-86.0%	-1.9%

Total	54.4%	-58.5%	30.2%

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

The Company’s U.S. and foreign effective tax rates for income from continuing operations before income taxes were as follows for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
U.S.	64.5%	249.7%	495.1%
Foreign	57.7%	24.4%	21.6%

Combined	54.4%	-58.5%	30.2%

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income from continuing operations does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. The Company repatriated Subpart F deemed dividends to the U.S. of $1.3 million, $1.0 million and $2.5 million in 2014, 2013, and 2012, respectively, with no additional tax incurred. As of December 31, 2014 and December 31, 2013, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $139.1 million and $160.5 million, respectively, and by non-U.S. entities was $206.4 million and $196.9 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $201.7 million at December 31, 2014. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows for the periods indicated:

	December 31,
	2014	2013
Deferred tax assets, net:
Net operating loss carryforwards	$6,911	$981
Tax credits	10,402	8,723
Intangible assets	59	1,317
Deferred revenue adjustment	1,989	2,746
Accrued compensation	11,452	17,465
Share-based compensation expense	5,485	714
Deferred rent	3,428	3,709
Other	3,425	2,197

	43,151	37,852
Valuation allowance	(2,311)	(77)

Deferred tax assets, net of valuation allowance	40,840	37,775

Deferred tax liabilities:
Prepaid expenses and other	1,044	1,084
Property and equipment	17,149	15,751
Capitalized software development costs	5,637	3,791

Total deferred tax liabilities	23,830	20,626

Total net deferred tax asset	$17,010	$17,149

Reported as:
Current deferred tax assets, net	$19,936	$21,555
Non-current deferred tax assets, net	1,160	3,204
Current deferred tax liabilities	(557)	(422)
Non-current deferred tax liabilities	(3,529)	(7,188)

Total net deferred tax asset	$17,010	$17,149

The table of deferred tax assets and liabilities shown above does not include a deferred tax asset of $0.2 million related to U.S. federal net operating loss carryforwards of $0.4 million as of December 31, 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

As of December 31, 2014, the Company had unrecognized tax benefits of $2.5 million, which are recorded in other long-term liabilities. The change in unrecognized tax benefits (in thousands) is presented in the table below:

Unrecognized tax benefits at January 1, 2014	$2,312
Increase related to positions taken in prior period	938
Increase related to positions taken in current period	270
Decrease related to expiration of statute of limitations	(60)

Unrecognized tax benefits at December 31, 2014	3,460
Accrued interest	292
Netting of deferred tax assets and unrecognized tax benefits	(1,273)

Unrecognized tax benefits recorded in other long-term liabilities at December 31, 2014	$2,479

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If recognized, $1.7 million of the gross unrecognized tax benefits would impact the Company’s effective tax rate. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits shown above is not expected to change by a material amount. The Company recognizes estimated accrued interest related to unrecognized tax benefits in the provision for income tax accounts. During the year ended December 31, 2014, the Company recognized an immaterial amount of accrued interest. During the years ended December 31, 2013 and 2012, the Company (released) recognized approximately ($1.0) million and $0.4 million, respectively, in accrued interest. The amount of accrued interest related to the above unrecognized tax benefits was approximately $0.3 million and $0.3 million as of December 31, 2014 and December 31, 2013, respectively.

The Company files tax returns in numerous foreign countries as well as the U.S. and its tax returns may be subject to audit by tax authorities in all countries in which it files. Each country has its own statute of limitations for making assessment of additional tax liabilities. The Company’s U.S. tax returns for tax years from 2011 forward are subject to examination by the Internal Revenue Service.

The Company’s major foreign tax jurisdictions and the tax years that remain subject to examination are Germany for tax years 2009 forward, Poland and China for tax years 2010 forward, Spain for tax years 2011 forward, and the United Kingdom for tax years 2013 forward. The Company settled tax examinations in Germany for tax years 2005 through 2008 and Spain for tax years 2009 through 2010 in the second quarter and fourth quarter of 2013, respectively. To date there have been no material audit assessments related to audits in the U.S. or any of the applicable foreign jurisdictions.

The Company had $14.7 million and $0.0 million of U.S. net operating loss carryforwards as of December 31, 2014 and 2013, respectively. The Company had $3.4 million and $4.4 million of foreign net operating loss carryforwards as of December 31, 2014 and 2013, respectively. The Company had domestic research and development tax credit, foreign tax credit, and alternative minimum tax credit carryforward tax assets totaling $10.5 million and $8.7 million at December 31, 2014 and 2013, respectively, which begin to expire in 2016. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company as discussed below.

The Company’s valuation allowances of $2.3 million and $0.1 million at December 31, 2014 and 2013, respectively, primarily relate to certain foreign net operating loss carryforward and foreign tax credit carryforward tax assets.

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

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use net operating loss carryforward tax assets, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal Revenue Code limitations, within the carryforward periods. If the Company is unable to achieve profitability in future periods, particularly relating to the U.S. operations, it may not be able to realize these tax assets. Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. If the Company is unable to achieve profitability in future periods, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(12) Share-based Compensation

In September 2013, the Board of Directors approved the Company’s 2013 Stock Incentive Plan (the “2013 Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, and authorized 600,000 shares of the Company’s class A common stock for issuance under the 2013 Plan. In April 2014, the Company’s stockholders approved the 2013 Plan at the Company’s annual meeting.

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

During 2014, the Compensation Committee approved, in each case subject to stockholder approval of Amendment No. 1, the grant of stock options to purchase an aggregate of 745,000 shares of class A common stock to certain Company employees, officers, and directors pursuant to the 2013 Plan. These awards, and any additional awards granted prior to stockholder approval of Amendment No. 1, will be terminated or forfeited if stockholder approval is not obtained within 12 months of the date of grant of the awards, and no awards may be exercised or settled prior to such stockholder approval. However, the Company expects to obtain stockholder approval of both amendments to the 2013 Plan at the Company’s annual meeting of stockholders in 2015. In the event stockholder approval for Amendment No. 1 is not obtained within 12 months of the grant date of any option awards, the cumulative share-based compensation expense associated with those stock option awards would be reversed. As of December 31, 2014, there were options to purchase 1,200,800 shares of class A common stock outstanding under the 2013 Plan (including options to purchase 685,000 shares of class A common stock that are subject to stockholder approval of Amendment No. 1). As of December 31, 2014, there were 290,000 remaining shares of class A common stock authorized for future issuance under the 2013 Plan, subject to stockholder approval of Amendment No. 1.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the adoption of the 2013 Plan, the Company had maintained other share-based compensation plans with respect to the Company’s class A common stock (the “Other Stock Incentive Plans”), but had not granted any share-based awards under the Other Stock Incentive Plans since the first quarter of 2004 and is no longer authorized to grant any awards under such plans. As of December 31, 2014, there were no outstanding share-based awards granted under the Other Stock Incentive Plans.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the periods indicated:

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Balance as of January 1, 2012	517	$20.31
Granted	0	0
Exercised	(501)	20.30	$51,564
Forfeited/Expired	0	0

Balance as of December 31, 2012	16	$20.81
Granted	600	92.84
Exercised	(16)	20.81	$1,262
Forfeited/Expired	0	0

Balance as of December 31, 2013	600	$92.84
Granted	745	125.46
Exercised	(9)	92.84	$653
Forfeited/Expired	(135)	104.48

Balance as of December 31, 2014	1,201	$111.77

Exercisable as of December 31, 2014	141	$92.84	$9,794	7.7
Expected to vest as of December 31, 2014	1,060	$114.29	51,001	9.1

Total	1,201	$111.77	$60,795	9.0

Stock options outstanding as of December 31, 2014 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at December 31, 2014
Range of Exercise Prices per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)

$92.84 - $120.00	596	$96.34	8.5
$120.01 - $150.00	520	$121.43	9.3
$150.01 - $160.88	85	$160.88	9.8

Total	1,201	$111.77	9.0

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An aggregate of 150,000 stock options with an aggregate fair value of $6.3 million vested during the year ended December 31, 2014. No stock options vested during the years ended December 31, 2013 and, 2012. The Company expects all unvested and outstanding options at December 31, 2014 to fully vest in future years in accordance with their vesting schedules and therefore share-based compensation expense has not been adjusted for any expected forfeitures. The weighted average grant date fair value of stock option awards using the Black-Scholes option pricing model was $55.84 and $42.03 for each share subject to a stock option granted during the years ended December 31, 2014 and December 31, 2013, respectively, based on the following assumptions:

	Years Ended December 31,
	2014	2013
Expected term of options in years	6.3	6.3
Expected volatility	41.5 - 42.5%	42.8%
Risk-free interest rate	2.1 - 2.3%	2.5%
Expected dividend yield	0.0%	0.0%

No stock options were granted during the year ended December 31, 2012. The Company recognized approximately $11.8 million and $2.1 million in share-based compensation expense for the years ended December 31, 2014 and December 31, 2013, respectively, from stock options granted under the 2013 Plan. The Company recognized no share-based compensation expense for the years ended December 31, 2014, 2013, and 2012 from stock options granted under the Other Stock Incentive Plans as all such options fully vested in prior years. As of December 31, 2014, there was approximately $46.6 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted-average vesting period of approximately 3.2 years. Such amounts do not include the impact from the grants of stock options in February 2015 to purchase an aggregate of 200,000 shares of class A common stock. See Note 19, Subsequent Events, for further detail.

During the year ended December 31, 2013, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in prior years under the Other Stock Incentive Plans. Accordingly, stockholders’ equity increased by $23.6 million during the year ended December 31, 2013. No windfall tax benefit was realized from the exercise of stock options during the years ended December 31, 2014 and 2012.

MicroStrategy’s former subsidiary, Angel.com, previously maintained a stock incentive plan under which certain employees, officers, and directors of MicroStrategy and Angel.com were granted options to purchase shares of the class A common stock of Angel.com, subject to the satisfaction of both performance and continued service conditions. Share-based compensation expense would have been recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that were not expected to vest due to the failure to satisfy the continued service condition. In connection with the sale of Angel.com in the first quarter of 2013, the Angel.com stock incentive plan was terminated and all outstanding options thereunder were terminated in exchange for cash payments totaling $8.0 million. Prior to their termination, no share-based compensation expense was recognized for these awards for the years ended December 31, 2013 and 2012 because the performance condition had not been satisfied.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Income (loss) from:
Continuing operations, net of tax	$5,035	$26,550	$22,473
Discontinued operations, net of tax	0	56,782	(1,927)

Net income	$5,035	$83,332	$20,546

Denominator:
Weighted average common shares of class A common stock	9,246	9,073	8,768
Weighted average common shares of class B common stock	2,055	2,227	2,227

Total weighted average common stock shares outstanding	11,301	11,300	10,995
Effect of dilutive securities:
Employee stock options	55	1	179

Adjusted weighted average shares	11,356	11,301	11,174

Earnings per share:
Basic earnings (loss) per share
From continuing operations	$0.45	$2.35	$2.05
From discontinued operations	0	5.02	(0.18)

Basic earnings per share	$0.45	$7.37	$1.87

Diluted earnings (loss) per share:
From continuing operations	$0.44	$2.35	$2.01
From discontinued operations	0	5.02	(0.17)

Diluted earnings per share	$0.44	$7.37	$1.84

For the year ended December 31, 2014, stock options issued under the 2013 Plan to purchase an aggregate of 735,000 shares of class A common stock were excluded from the diluted earnings per share computation because the effect of their inclusion would have been anti-dilutive. For the year ended December 31, 2013, stock options issued under the 2013 Plan to purchase an aggregate of 600,000 shares of class A common stock were excluded from the diluted earnings per share computation because the effect of their inclusion would have been anti-dilutive. No options to purchase shares of common stock were excluded from the diluted earnings per share computation for the year ended December 31, 2012.

(14) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. As of December 31, 2014, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions. During the years ended December 31, 2014, 2013, and 2012, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.

(15) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 50% of their annual base pre-tax compensation,

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash bonuses, and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions. Effective April 1, 2008, the Company elected to make a matching contribution to each plan participant in the amount of 50% of the first 6% of a participant’s contributions, up to a maximum of $3,000 per year. A participant vests in the matching contributions in increments based on the participant’s years of employment by the Company, becoming fully vested after completing six years of employment. The Company made contributions to the Plan totaling $2.9 million, $2.7 million, and $2.6 million during the years ended December 31, 2014, 2013, and 2012, respectively.

(16) Discontinued Operations

On March 15, 2013, the Company completed the sale of its equity interest in its Angel.com business for consideration to the Company of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax, in the year ended December 31, 2013. In the Company’s Consolidated Statement of Operations, the Company has classified operations of the Angel.com business as Loss from Discontinued Operations, net of tax, because the Company does not have any continuing involvement with or cash flows from this business following its divestiture.

The following table summarizes the revenues and pre-tax loss generated by the Angel.com business during the years ended December 31, 2013 and 2012, respectively, in addition to the pre-tax gain on the sale of Angel.com recorded by the Company during the year ended December 31, 2013 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Angel.com revenues	$0	$6,320	$28,882
Angel.com pre-tax loss	$0	$986	$2,976
MicroStrategy pre-tax gain on sale	$0	$94,925	$0

(17) Segment Information

The Company manages its business in one operating segment. As discussed in Note 16, the Angel.com business was sold on March 15, 2013. Prior to its divestiture, the Angel.com business was the sole component of the former operating segment “Other.” The Company’s one operating segment is engaged in the design, development, marketing, and sales of analytics software through licensing arrangements and cloud-based subscriptions and related services. It includes the MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Secure Cloud. The Company has also included MicroStrategy Usher as part of the one operating segment for each of the years ended December 31, 2014, 2013, and 2012 because this platform did not generate material revenues during these periods. The following table presents total revenues from continuing operations, gross profit from continuing operations, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Year ended December 31, 2014
Total revenues	$341,692	$176,774	$61,364	$579,830
Gross profit	$261,459	$131,790	$51,371	$444,620
Year ended December 31, 2013
Total revenues	$343,073	$169,194	$63,621	$575,888
Gross profit	$261,134	$123,373	$52,812	$437,319
Year ended December 31, 2012
Total revenues	$326,333	$177,543	$61,848	$565,724
Gross profit	$241,440	$133,986	$49,222	$424,648
As of December 31, 2014
Long-lived assets	$85,504	$5,690	$4,078	$95,272
As of December 31, 2013
Long-lived assets	$89,342	$7,111	$5,909	$102,362

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the years ended December 31, 2014, 2013, and 2012, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations.

For the years ended December 31, 2014, 2013, and 2012, no individual customer accounted for 10% or more of total consolidated revenues from continuing operations.

As of December 31, 2014 and 2013, no individual foreign country accounted for 10% or more of total consolidated assets.

(18) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments. During the fourth quarter of 2014, the Company recognized a reduction in its accrued bonus expense as a result of a change in estimate, which resulted in a $7.4 million increase in income from continuing operations. The operating results for any quarter are not necessarily indicative of results for any future period.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2014
Revenues	$137,904	$141,853	$151,202	$148,871	$579,830
Gross profit	$104,895	$106,240	$116,249	$117,236	$444,620

(Loss) income from continuing operations, net of tax	$(6,482)	$(10,337)	$(845)	$22,699	$5,035
Discontinued operations, net of tax	0	0	0	0	0

Net (loss) income	$(6,482)	$(10,337)	$(845)	$22,699	$5,035

(Loss) earnings per share:(1)
Basic, from continuing operations	$(0.57)	$(0.91)	$(0.07)	$2.01	$0.45
Basic, from discontinued operations	0	0	0	0	0

Basic (loss) earnings per share	$(0.57)	$(0.91)	$(0.07)	$2.01	$0.45

Diluted, from continuing operations	$(0.57)	$(0.91)	$(0.07)	$1.99	$0.44
Diluted, from discontinued operations	0	0	0	0	0

Diluted (loss) earnings per share	$(0.57)	$(0.91)	$(0.07)	$1.99	$0.44

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2013
Revenues	$130,183	$137,905	$141,919	$165,881	$575,888
Gross profit	$94,282	$101,459	$108,666	$132,912	$437,319

(Loss) income from continuing operations, net of tax	$(5,191)	$(1,553)	$17,146	$16,148	$26,550
Discontinued operations, net of tax	56,782	0	0	0	56,782

Net income (loss)	$51,591	$(1,553)	$17,146	$16,148	$83,332

Earnings (loss) per share:(1)
Basic, from continuing operations	$(0.46)	$(0.14)	$1.52	$1.43	$2.35
Basic, from discontinued operations	5.03	0	0	0	5.02

Basic earnings (loss) per share	$4.57	$(0.14)	$1.52	$1.43	$7.37

Diluted, from continuing operations	$(0.46)	$(0.14)	$1.52	$1.43	$2.35
Diluted, from discontinued operations	5.03	0	0	0	5.02

Diluted earnings (loss) per share	$4.57	$(0.14)	$1.52	$1.43	$7.37

(1)	The sum of the basic and diluted earnings (loss) per share for the four quarters may differ from annual earnings (loss) per share as the weighted-average shares outstanding are computed independently for each of the quarters presented.

(19) Subsequent Events

In February 2015, the Compensation Committee of the Board of Directors approved, subject to stockholder approval of Amendment No. 1 to the 2013 Plan, the grant of stock options to purchase an aggregate of 200,000 shares of class A common stock to certain Company employees and officers pursuant to the 2013 Plan. The fair value of these stock options is approximately $13.6 million, to be recognized as share-based compensation expense over a four year vesting period.

These awards will be terminated or forfeited if stockholder approval of Amendment No. 1 is not obtained within 12 months of the date of grant of the awards, and no awards may be exercised or settled prior to such stockholder approval. However, the Company expects to obtain stockholder approval of Amendment No. 1 to the 2013 Plan at the Company’s annual meeting of stockholders in 2015. The 2013 Plan is described in further detail in Note 12, Share-based Compensation, to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED
(Registrant)

By:	/s/ Michael J. Saylor
Name:	Michael J. Saylor
Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2015

/S/ DOUGLAS K. THEDE Douglas K. Thede	Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015

/S/ ROBERT H. EPSTEIN Robert H. Epstein	Director	February 26, 2015

/S/ STEPHEN X. GRAHAM Stephen X. Graham	Director	February 26, 2015

/S/ JARROD M. PATTEN Jarrod M. Patten	Director	February 26, 2015

/S/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	February 26, 2015

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2014, 2013, and 2012

(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period

Allowance for doubtful accounts:

December 31, 2014	$3,989	2,969	(2,546)	$4,412
December 31, 2013	$4,366	2,281	(2,658)	$3,989
December 31, 2012	$5,628	2,361	(3,623)	$4,366

Deferred tax valuation allowance:

December 31, 2014	$77	2,234	0	$2,311
December 31, 2013	$231	77	(231)	$77
December 31, 2012	$736	7	(512)	$231

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on January 30, 2015 and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	MicroStrategy Incorporated 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

10.2†	Amendment No. 1 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 28, 2014 and incorporated by reference herein).

10.3†	Amendment No. 2 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (filed as Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-197645) filed on July 25, 2014 and incorporated by reference herein).

10.4†	Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

10.5†	Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers.

10.6†	Summary of Director Fees and Perquisites and Associated Other Compensation Arrangements for Non-Employee Directors (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (File No. 000-24435) and incorporated by reference herein).

10.7†	Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-24435) and incorporated by reference herein).

10.8†	Material Terms for Payment of Certain Executive Incentive Compensation (filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 000-24435) and incorporated by reference herein).

10.9†	Summary of Designated Company Vehicles Policy (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on August 3, 2007 and incorporated by reference herein).

10.10†	Amended and Restated Performance Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on December 28, 2012 and incorporated by reference herein).

10.11†	Summary of 2014 Cash Bonus Arrangements for Michael J. Saylor, Jonathan F. Klein, and Paul N. Zolfaghari (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on March 7, 2014 under the headings “2014 CEO Bonus Formula” and “2014 President Bonus Formulas” and incorporated by reference herein).

10.12†	Summary of 2014 Cash Bonus Arrangements for Douglas K. Thede and Peng Xiao (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 10, 2014 under the heading “2014 Cash Bonus Targets for Chief Financial Officer and Chief Technology Officer” and incorporated by reference herein).

10.13†	Summary of Changes in Salary and Cash Bonus for Michael J. Saylor (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 8, 2014 and incorporated by reference herein).

10.14†	General Release of Claims, dated as of November 21, 2014, by and between the Company and Marcus Starke.

10.15†	Agreement, dated as of December 17, 2014, by and between the Company and Peng Xiao.

10.16†	Summary of Cash Bonus Arrangement with Timothy E. Lang.

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts and compensatory plans or arrangements.