Form 10-Q
period 2015-03-31
MICROSTRATEGY INC
filed 2015-04-30
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 23, 2015 was 9,290,853 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2014, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014	2

	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2015 and 2014	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6.	Exhibits	54

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,094	$146,919
Restricted cash	716	661
Short-term investments	226,729	198,547
Accounts receivable, net	58,436	78,633
Prepaid expenses and other current assets	17,856	17,669
Deferred tax assets, net	14,598	19,936

Total current assets	483,429	462,365

Property and equipment, net	75,732	77,852
Capitalized software development costs, net	17,691	13,469
Deposits and other assets	3,551	3,951
Deferred tax assets, net	1,462	1,160

Total assets	$581,865	$558,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,412	$35,458
Accrued compensation and employee benefits	36,122	50,588
Accrued restructuring costs	879	2,284
Deferred revenue and advance payments	131,468	108,413
Deferred tax liabilities	457	557

Total current liabilities	197,338	197,300

Deferred revenue and advance payments	11,366	10,818
Other long-term liabilities	21,614	22,679
Deferred tax liabilities	3,228	3,529

Total liabilities	233,546	234,326

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,696 shares issued and 9,291 shares outstanding, and 15,660 shares issued and 9,255 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,055 shares issued and outstanding, respectively	2	2
Additional paid-in capital	512,259	506,727
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(6,507)	(4,363)
Retained earnings	317,733	297,273

Total stockholders’ equity	348,319	324,471

Total liabilities and stockholders’ equity	$581,865	$558,797

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues:
Product licenses	$20,757	$27,856
Subscription services	6,665	4,441

Total product licenses and subscription services	27,422	32,297
Product support	69,305	71,481
Other services	27,144	34,126

Total revenues	123,871	137,904

Cost of revenues:
Product licenses	1,309	1,828
Subscription services	3,379	4,407

Total product licenses and subscription services	4,688	6,235
Product support	3,336	3,543
Other services	19,074	23,231

Total cost of revenues	27,098	33,009

Gross profit	96,773	104,895

Operating expenses:
Sales and marketing	36,520	58,877
Research and development	15,398	28,062
General and administrative	22,125	26,303
Restructuring costs	85	0

Total operating expenses	74,128	113,242

Income (loss) from operations	22,645	(8,347)
Interest income, net	2	48
Other income (expense), net	4,750	(1,118)

Income (loss) before income taxes	27,397	(9,417)
Provision for (benefit from) income taxes	6,937	(2,935)

Net income (loss)	20,460	(6,482)

Basic earnings (loss) per share (1)	$1.81	$(0.57)

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,321	11,301

Diluted earnings (loss) per share (1)	$1.79	$(0.57)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,455	11,301

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Net income (loss)	$20,460	$(6,482)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	(2,145)	203
Unrealized gain on short-term investments	1	9

Total other comprehensive (loss) income	(2,144)	212

Comprehensive income (loss)	$18,316	$(6,270)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$20,460	$(6,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,103	6,702
Bad debt expense	364	1,687
Unrealized net (gain) loss on foreign currency forward contracts	(949)	40
Non-cash portion of adjustments to accrued restructuring costs	(98)	0
Deferred taxes	4,788	(4,424)
Release of liabilities for unrecognized tax benefits	(61)	0
Share-based compensation expense	3,597	1,598
Excess tax benefits from share-based compensation arrangements	(468)	0
Changes in operating assets and liabilities:
Accounts receivable	16,164	16,563
Prepaid expenses and other current assets	377	106
Deposits and other assets	190	387
Accounts payable and accrued expenses	(6,161)	(1,879)
Accrued compensation and employee benefits	(12,951)	(27,260)
Accrued restructuring costs	(1,120)	0
Deferred revenue and advance payments	27,620	24,582
Other long-term liabilities	(1,009)	(840)

Net cash provided by operating activities	55,846	10,780

Investing activities:
Proceeds from redemption of short-term investments	90,000	83,200
Purchases of property and equipment	(1,535)	(1,676)
Purchases of short-term investments	(118,155)	(97,047)
Capitalized software development costs	(5,354)	0
Increase in restricted cash	(80)	(538)

Net cash used in investing activities	(35,124)	(16,061)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,467	0
Excess tax benefits from share-based compensation arrangements	468	0
Payments on capital lease obligations and other financing arrangements	(164)	(256)

Net cash provided by (used in) financing activities	1,771	(256)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,318)	117

Net increase (decrease) in cash and cash equivalents	18,175	(5,420)
Cash and cash equivalents, beginning of period	146,919	220,171

Cash and cash equivalents, end of period	$165,094	$214,751

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$14	$0

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

Except for the Consolidated Balance Sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2014, which was derived from audited financial statements, the accompanying Consolidated Financial Statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

Certain amounts in the prior year’s Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to current year presentation. Revenues and cost of revenues have been reclassified in the Consolidated Statements of Operations to reflect the separate components of total product licenses and subscription services, and unrealized gains and losses on foreign currency forward contracts have been reclassified within the operating section in the Consolidated Statements of Cash Flows.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s accounting policies since December 31, 2014.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Recent Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014. As a result, liabilities for unrecognized tax benefits of $1.2 million were netted against deferred tax assets, as of March 31, 2015. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands), as of:

		March 31, 2015
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total
Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$2,619	$0	$2,619

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$29	$0	$29

		December 31, 2014
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total
Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$1,647	$0	$1,647

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$6	$0	$6

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value. All foreign currency forward contracts outstanding as of March 31, 2015 were for durations of twelve months or less and consisted of the following sale contracts (in thousands):

	Notional Value Local Currency		Notional Value U.S. Dollar	Fair Value Gain (Loss) U.S. Dollar
Forward contracts to sell:
Australian Dollar	AUD	985	$900	$153
Brazilian Real	BRL	3,184	1,300	330
British Pound	GBP	950	1,600	191
Canadian Dollar	CAD	757	700	103
Chinese Renminbi	CNY	10,664	1,700	(23)
Euro	EUR	3,534	4,800	998
Indian Rupee	INR	19,347	300	(5)
Japanese Yen	JPY	131,508	1,300	202
Korean Won	KRW	881,552	850	58
Mexican Peso	MXN	4,001	300	39
Polish Zloty	PLN	4,980	1,600	290
Russian Rouble	RUB	7,323	200	79
Singapore Dollar	SGD	500	400	36
South African Rand	ZAR	6,769	600	50
Swedish Krona	SEK	1,698	250	53
Swiss Franc	CHF	268	300	24
Turkish New Lira	TRY	230	100	13
United Arab Emirates Dirham	AED	738	200	(1)

			$17,400	$2,590

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in the fair value of our foreign currency forward contracts (in thousands) for the three months ended March 31, 2015 and 2014 were as follows:

	Gain (Loss) on Derivative Instruments Recognized in Income
		Three Months Ended March 31,
	Location	2015	2014
Non-hedging derivative instruments:
Unrealized gain (loss) on foreign currency forward contracts	Other income (expense), net	$949	$(40)

Realized loss on foreign currency forward contracts	Other income (expense), net	$0	$(255)

There were no transfers among the levels within the fair value hierarchy during each of the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at March 31, 2015 were $226.6 million, $226.6 million, and $226.7 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2014 were $198.5 million, $198.5 million, and $198.5 million, respectively. The gross unrecognized holding gains and losses were not material for the three months ended March 31, 2015 and 2014. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	March 31, 2015	December 31, 2014
Billed and billable	$135,437	$187,470
Less: unpaid deferred revenue	(72,840)	(104,425)

Accounts receivable, gross	62,597	83,045
Less: allowance for doubtful accounts	(4,161)	(4,412)

Accounts receivable, net	$58,436	$78,633

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

(6) Restructuring

In September 2014, the Company committed to a restructuring plan (the “2014 Restructuring Plan”) to streamline its workforce and spending to better align its cost structure with its business strategy, including reducing the Company’s workforce by 777 employees, comprised of 217 employees in North America, 400 employees in Asia Pacific, 141 employees in Europe, the Middle East, and Africa, and 19 employees in Latin America. As of December 31, 2014, the Company had implemented substantially all of the 2014 Restructuring Plan. No material restructuring costs were incurred during the three months ended March 31, 2015. The Company does not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material.

Costs associated with the 2014 Restructuring Plan include employee severance and related benefit costs (including outplacement services and continuing health insurance coverage), contract termination costs (including operating lease terminations for certain office space at the Company’s corporate headquarters and other international locations), and other charges (including external consulting and advisory fees related to implementing the restructuring plan). The following table summarizes the major types of costs associated with the 2014 Restructuring Plan (in thousands) for the three months ended March 31, 2015 and 2014, total costs incurred through March 31, 2015 and total costs expected to be incurred:

	Three Months Ended March 31,		Cumulative Costs	Total Expected
	2015	2014	Incurred To Date	Plan Costs
Severance and related employee benefits	$0	$0	$13,162	$13,162
Contract termination costs	0	0	1,159	1,159
Other costs	85	0	496	692

Total restructuring costs	$85	$0	$14,817	$15,013

The total restructuring costs above are reported as “Restructuring costs” under “Operating expenses” in the Company’s Consolidated Statements of Operations.

Restructuring-related liabilities are reported as “Accrued restructuring costs” in the Company’s Consolidated Balance Sheets. The following table presents a summary of changes in the restructuring-related liabilities (in thousands) for the three months ended March 31, 2015:

	Balance as of January 1, 2015	Costs Incurred	Cash Payments	Non-cash Settlements	Adjustments and Other	Balance as of March 31, 2015
Current:
Severance and related employee benefits	$2,215	$0	$(1,089)	$0	$(286)	$840
Contract termination costs	0	0	0	0	0	0
Other costs	69	85	(129)	0	14	39

Total current accured restructuring costs	$2,284	$85	$(1,218)	$0	$(272)	$879

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31, 2015	December 31, 2014
Current:
Deferred product licenses revenue	$12,946	$10,927
Deferred subscription services revenue	15,300	16,018
Deferred product support revenue	162,875	168,833
Deferred other services revenue	7,966	10,564

Gross current deferred revenue and advance payments	199,087	206,342
Less: unpaid deferred revenue	(67,619)	(97,929)

Net current deferred revenue and advance payments	$131,468	$108,413

Non-current:
Deferred product licenses revenue	$6,863	$8,012
Deferred subscription services revenue	735	750
Deferred product support revenue	6,865	7,505
Deferred other services revenue	2,124	1,047

Gross non-current deferred revenue and advance payments	16,587	17,314
Less: unpaid deferred revenue	(5,221)	(6,496)

Net non-current deferred revenue and advance payments	$11,366	$10,818

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(8) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third-party claims arising from intellectual property infringement. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of March 31, 2015 or December 31, 2014.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements and licenses certain software under other financing arrangements. Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. As of December 31, 2014, the Company was leasing approximately 233,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The Company gave written notice in August 2014 of its intent to terminate the lease with respect to 19,000 square feet of this office space, effective February 2015, as part of the 2014 Restructuring Plan. The Company never used the terminated lease space, and it remained vacant until it was terminated in February 2015. The term of the amended lease expires in December 2020.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At March 31, 2015 and December 31, 2014, deferred rent of $18.1 million and $18.9 million, respectively, is included in other long-term liabilities, and $3.3 million and $3.0 million, respectively, is included in current accrued expenses.

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In December 2014, the Federal Circuit issued an opinion vacating the District of Massachusetts’ summary judgment, stating that the claim construction on which the summary judgment was based was incorrect. In January 2015, the Federal Circuit ordered that the case be remanded for further proceedings, and in February 2015, the Company filed motions for summary judgment in the district court on grounds of non-infringement and invalidity. A hearing on the motions is scheduled for May 2015. The Company has received indemnification requests from certain of its resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. In October 2013, following a series of motions by the parties, the court dismissed the case, entered judgment of non-infringement based on a stipulation of non-infringement filed by Vasudevan, and also granted MicroStrategy’s motion for summary judgment of invalidity, finding the four patents in the suit invalid. In November 2013, Vasudevan filed a notice of appeal with the Federal Circuit. In April 2015, the Federal Circuit issued an opinion affirming the district court’s claim construction and judgment of non-infringement in favor of the Company, reversing the district court’s grants of summary judgment of invalidity, and ordering that the case be remanded to the district court for proceedings on the Company’s claim for declaratory judgment that the patents are invalid. The parties have until May 4, 2015 to petition the Federal Circuit for rehearing. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

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

(9) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. During each of the three months ended March 31, 2015 and 2014, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2015, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. The average price per share and aggregate cost amounts disclosed above include broker commissions.

(10) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2011. However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended in 2007 and forward that were used in later tax years. The Company’s major foreign tax jurisdictions and tax years that remain subject to examination are Germany for tax years 2013 forward, Poland and China for tax years 2010 forward, Spain for tax years 2011 forward, and the United Kingdom for tax years 2013 forward. The Company settled a tax examination in Germany for years 2009 to 2012 in the first quarter of 2015 without a material assessment. The Company is currently under tax examination in the United States for tax years 2011 and 2012. To date, these audits have not resulted in any material assessments.

As of March 31, 2015, the Company had unrecognized tax benefits of $2.7 million, which are recorded in other long-term liabilities. If recognized, $1.9 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount. As of March 31, 2015, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.4 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31,	December 31,
	2015	2014
Deferred tax assets, net of deferred tax liabilities	$14,707	$19,321
Valuation allowance	(2,332)	(2,311)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$12,375	$17,010

The valuation allowance as of March 31, 2015 and December 31, 2014 primarily relates to certain foreign net operating loss carryforward and foreign tax credit carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2015 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2015. The Company also records discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the three months ended March 31, 2015, the Company recorded a provision for income taxes of $6.9 million that resulted in an effective tax rate of 25.3%, as compared to a benefit from income taxes of $2.9 million that resulted in an effective tax rate of 31.2% for the three months ended March 31, 2014. The change in the effective tax rate in 2015 is mainly due to changes in the forecasted overall income or loss amounts for 2015 and a change in the expected proportion of U.S. versus foreign income.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of March 31, 2015 and December 31, 2014, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $160.4 million and $139.1 million, respectively, and by non-U.S. entities was $231.4 million and $206.4 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $201.7 million at December 31, 2014. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use net operating loss carryforward tax assets, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal Revenue Code limitations, within the carryforward periods. Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. If the Company is unable to sustain profitability in future periods, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

(11) Share-based Compensation

In September 2013, the Board of Directors approved the Company’s 2013 Stock Incentive Plan (the “original 2013 Equity Plan”, and, as amended, the “2013 Equity Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, and authorized 600,000 shares of the Company’s class A common stock for issuance under the original 2013 Equity Plan. In April 2014, the Company’s stockholders approved the original 2013 Equity Plan.

In April 2014, following stockholder approval of the original 2013 Equity Plan, the Board of Directors authorized, subject to stockholder approval, an amendment to the original 2013 Equity Plan to increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 600,000 to 1,500,000 shares (“Amendment No. 1”). Also in April 2014, the Compensation Committee of the Board of Directors (the “Compensation Committee”) authorized, subject to stockholder approval, an additional amendment to the original 2013 Equity Plan to provide for automatic annual stock option grants to each of the Company’s non-employee directors with respect to 5,000 shares of the Company’s class A common stock, beginning in May 2015 (“Amendment No. 2”).

During 2014 and the first quarter of 2015, the Compensation Committee approved, in each case subject to stockholder approval of Amendment No. 1, the grant of stock options to purchase an aggregate of 745,000 and 200,000 shares of class A common stock, respectively, to certain Company employees, officers, and directors pursuant to the 2013 Equity Plan. In April 2015, the Company’s stockholders approved Amendments No. 1 and 2 at the Company’s annual meeting. As of March 31, 2015, and taking into account the shares authorized and options granted subject to approval of Amendments No. 1 and 2, there were options to purchase 1,335,000 shares of class A common stock outstanding under the 2013 Equity Plan and 140,000 remaining shares of class A common stock authorized for issuance and not subject to outstanding awards under the 2013 Equity Plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2015:

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of January 1, 2015	1,201	$111.77
Granted	200	165.01
Exercised	(16)	92.84	$1,170
Forfeited/Expired	(50)	127.39

Balance as of March 31, 2015	1,335	$119.39

Exercisable as of March 31, 2015	125	$92.84	$9,544	7.0
Expected to vest as of March 31, 2015	1,130	$122.29	$53,001	8.9

Total	1,255	$119.35	$62,545	8.7

Stock options outstanding as of March 31, 2015 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2015
Range of Exercise Prices per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
$92.84 - $120.00	540	$94.76	7.0
$120.01 - $150.00	520	$121.43	9.1
$150.01 - $165.01	275	$163.88	8.7

Total	1,335	$119.39	8.2

No stock options vested during the three months ended March 31, 2015. The Company expects the majority of unvested options at March 31, 2015 to fully vest in future years in accordance with their vesting schedules. Share-based compensation expense has been adjusted, where applicable, for any expected forfeitures. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $68.19 for each share subject to a stock option granted during the three months ended March 31, 2015, based on the following assumptions:

Three months ended
March 31,
2015
Expected term of options in years	6.3
Expected volatility	40.2%
Risk-free interest rate	1.5%
Expected dividend yield	0.0%

No stock option awards were granted during the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, the Company recognized approximately $3.6 million and $1.6 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of March 31, 2015, there was approximately $49.7 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.1 years.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three months ended March 31, 2015, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated under the 2013 Equity Plan. Accordingly, stockholders’ equity increased by $0.5 million during the three months ended March 31, 2015. During the three months ended March 31, 2014, no windfall tax benefits were realized from the exercise of stock options.

(12) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of March 31, 2015 and December 31, 2014, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three months ended March 31, 2015, stock options issued under the 2013 Equity Plan to purchase an aggregate of 285,000 shares of common stock were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three months ended March 31, 2014, stock options issued under the 2013 Equity Plan to purchase an aggregate of 600,000 shares of class A common stock were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

(13) Segment Information

The Company manages its business in one operating segment. The Company’s one operating segment is engaged in the design, development, marketing, and sales of analytics, mobility, and security software platforms through licensing arrangements and cloud-based subscriptions and related services. It includes MicroStrategy AnalyticsTM, MicroStrategy MobileTM, MicroStrategy Secure Cloud, and MicroStrategy UsherTM. The following table presents total revenues, gross profit, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2015
Total revenues	$78,935	$33,749	$11,187	$123,871
Gross profit	$62,458	$24,999	$9,316	$96,773
Three months ended March 31, 2014
Total revenues	$80,605	$43,137	$14,162	$137,904
Gross profit	$61,310	$31,940	$11,645	$104,895
As of March 31, 2015
Long-lived assets	$88,120	$5,236	$3,618	$96,974
As of March 31, 2014
Long-lived assets	$84,601	$6,380	$5,933	$96,914

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended March 31, 2015 and 2014, no individual foreign country accounted for 10% or more of total consolidated revenues.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 31, 2015 and 2014, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2015 and December 31, 2014, no individual foreign country accounted for 10% or more of total consolidated assets.

(14) Subsequent Events

As discussed in Note 11, Share-based Compensation, at the Company’s annual meeting in April 2015, the Company’s stockholders approved (i) Amendment No. 1 to increase the total number of shares of the Company’s class A common stock authorized for issuance under the original 2013 Equity Plan from 600,000 to 1,500,000 and (ii) Amendment No. 2 to provide for automatic annual stock option grants to each of the Company’s non-employee directors with respect to 5,000 shares of the Company’s class A common stock, beginning in May 2015.

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

MicroStrategy Analytics empowers organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise through two distinct offerings – MicroStrategy Analytics Platform™ and MicroStrategy Analytics Desktop™. The MicroStrategy Analytics Platform delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. MicroStrategy Analytics Desktop is a standalone, on-premise visual data discovery tool designed to enable business users to analyze and understand their data. With MicroStrategy Analytics Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

MicroStrategy Mobile™ enables organizations to rapidly build custom business applications that deliver analytics combined with transactions, multimedia, and custom workflows to mobile devices. Multi-factor security is built-in. Through seamless integration with enterprise credentials directories, organizations can dynamically personalize these apps based on individual roles, groups, or privileges. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to deploy powerful mobile business apps quickly and cost-effectively. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times. MicroStrategy Mobile is available both as on-premises software and hosted as a service offering in MicroStrategy Secure Cloud. It is also available on Amazon Web Services (“AWS”) through the AWS Marketplace®.

MicroStrategy Usher™ is a powerful mobile security platform designed to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories. MicroStrategy Usher works on standard Android and iOS smartphones, and also boasts an Apple Watch™ integration. By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, MicroStrategy Usher’s enterprise mobile security solution addresses some of the biggest challenges facing corporations today - including authentication, cybersecurity, identity and access management, and resource authorization - while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Through the use of Bluetooth®, QR codes, or time-limited PIN codes, MicroStrategy Usher users can log into applications, unlock doors, and validate each other’s identities. MicroStrategy Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a new real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. We currently offer MicroStrategy Usher as a subscription-based service.

MicroStrategy Secure Cloud (formerly known as MicroStrategy Cloud) is a platform for organizations that want to harness the power of enterprise analytics, mobility, and security applications via the cloud. MicroStrategy Secure Cloud brings together enterprise analytics, analytical databases, and extract, transform, load (ETL) capabilities in a high performance integrated environment. MicroStrategy Secure Cloud offers on-demand access to the full breadth of MicroStrategy Analytics and MicroStrategy Mobile capabilities and is optimized for a variety of enterprise applications. Compared to traditional on-premises approaches, MicroStrategy Secure Cloud is architected to deliver best-of-breed MicroStrategy and Usher software via the cloud, with pre-configured, ready to go MicroStrategy servers, coupled with the required supporting infrastructure with metadata databases, relational databases, and big data storage. MicroStrategy analytics offerings are available on the AWS marketplace as self-service customer managed solutions where customers can launch their own MicroStrategy environments within minutes and use our full MicroStrategy Analytics Platform offering on a subscription basis.

MicroStrategy Analytics, MicroStrategy Mobile, and MicroStrategy Secure Cloud together with related product and support services, continue to generate the vast majority of our revenue. During each of the three months ended March 31, 2015 and 2014, we did not generate significant revenues from MicroStrategy Usher.

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Revenues
Product licenses	$20,757	$27,856
Subscription services	6,665	4,441

Total product licenses and subscription services	27,422	32,297

Product support	69,305	71,481
Other services	27,144	34,126

Total revenues	123,871	137,904

Cost of revenues
Product licenses	1,309	1,828
Subscription services	3,379	4,407

Total product licenses and subscription services	4,688	6,235

Product support	3,336	3,543
Other services	19,074	23,231

Total cost of revenues	27,098	33,009

Gross profit	96,773	104,895

Operating expenses
Sales and marketing	36,520	58,877
Research and development	15,398	28,062
General and administrative	22,125	26,303
Restructuring costs	85	0

Total operating expenses	74,128	113,242

Income (loss) from operations	$22,645	$(8,347)

The analytics market is highly competitive and our results of operations depend on our ability to market and sell offerings that provide customers with greater value than those offered by our competitors. Within the analytics market we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle, that provide one or more products that directly compete with our products; (2) open source analytics vendors such as TIBCO JasperSoft and Pentaho; (3) various other analytics software providers, such as Qlik, Tableau Software, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform, but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other vendors offering cloud-based offerings, such as GoodData and Birst. Our success depends on the effectiveness with which we can differentiate our product from both the megavendors and other analytics vendors across large, mid-sized, and small opportunities.

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

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•	a major simplification of our product packaging structure aimed at delivering the best end-to-end customer and partner experience, making it easier to acquire and deploy the MicroStrategy platform, and delivering free upgrades to premium capabilities for existing customers, empowering customers to realize the full potential of their analytical applications;

•	integration with MicroStrategy Usher, through MicroStrategy 9s™, which is a comprehensive, unified platform designed to help ensure the security of valuable information;

•	improved access to MicroStrategy Analytics through MicroStrategy Secure Cloud, optimally configured to be scalable and elastic, ready to grow with an enterprise’s cloud applications, and also built to scale to meet usage spikes from a user’s analytics and mobile apps;

•	enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale analytics operations, such as a massively scalable, in-memory analytics service designed to deliver high performance for complex analytical applications that have the largest data sets and highest user concurrency;

•	extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “governed data discovery” or “agile analytics,” by adding new user interface flows, new visualizations, new exploration features, and new self-service capabilities for the preparation of data;

•	enhancement of our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users; and

•	maintenance of a dedicated performance engineering team and conduct of research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes and for security solutions.

In the third quarter of 2014, we committed to a restructuring plan (the “2014 Restructuring Plan”) to streamline our workforce and spending to better align our cost structure with our business strategy. We implemented substantially all of this plan by the end of the fourth quarter of 2014. See Note 6, Restructuring, to the Consolidated Financial Statements for further detail on the 2014 Restructuring Plan. In addition to the 2014 Restructuring Plan, we have implemented other internal cost-savings initiatives. Our results of operations also reflect the impact of additional cost reductions resulting from employee turnover that has occurred outside of the 2014 Restructuring Plan. We expect the cost savings both related to and occurring outside of the 2014 Restructuring Plan will continue to result in decreases in our operating expenses in 2015 as compared to 2014.

As of March 31, 2015, we had a total of 2,232 employees, of whom 1,067 were based in the United States and 1,165 were based internationally. Of our 2,232 employees, 577 were engaged in sales and marketing, 580 in research and development, 754 in subscription, product support, consulting, and education services, and 321 in finance, administration, and corporate operations. The following table summarizes employee headcount, as of the dates indicated and reflects changes resulting from the 2014 Restructuring Plan as well as new hires and employee turnover outside of the 2014 Restructuring Plan:

	March 31, 2014	December 31, 2014	March 31, 2015
Subscription services	47	57	43
Product support	149	138	138
Consulting	653	600	554
Education	40	24	19
Sales and marketing	861	662	577
Research and development	992	645	580
General and administrative	479	344	321

Total headcount	3,221	2,470	2,232

As of December 31, 2014, we were leasing approximately 233,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. Our lease for this property expires in 2020. We gave written notice in August 2014 of our intent to terminate the lease with respect to 19,000 square feet of this office space, effective February 2015, as part of the 2014 Restructuring Plan. We never used the terminated lease space and it remained vacant until it was terminated in February 2015. We recognized and paid all related lease termination costs associated with this terminated lease space during the third quarter of 2014. We recognize lease expense on continuing operating leases ratably over the term of the lease.

As discussed in Note 11, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock under our 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”). Share-based compensation expense (in thousands) from these stock option awards was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Sales and marketing	$513	$0
Research and development	(63)	266
General and administrative	3,147	1,332

Total share-based compensation expense	$3,597	$1,598

As of March 31, 2015, we estimate that approximately $49.7 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 3.1 years.

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

Non-GAAP Financial Measures

We are providing a supplemental financial measure for income (loss) from operations that excludes the impact of our share-based compensation arrangements and restructuring activities. This financial measure is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this financial measure may not be comparable to similarly titled measures of other companies. Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that this non-GAAP financial measure is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes a significant non-cash share-based compensation expense that we believe is not reflective of the Company’s general business performance and significant restructuring charges that we believe are not reflective of ongoing operating results. In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies. Therefore, we believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Reconciliation of non-GAAP income (loss) from operations:
Income (loss) from operations	$22,645	$(8,347)
Share-based compensation expense	3,597	1,598
Restructuring costs	85	0

Non-GAAP income (loss) from operations	$26,327	$(6,749)

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

The section “Critical Accounting Policies” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2014 provide a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2014.

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

	Three Months Ended March 31,
	2015	2014
International product licenses revenues	$(1,207)	$(240)
International subscription services revenues	(90)	29
International product support revenues	(4,846)	(213)
International other services revenues	(2,105)	(95)

Cost of product support revenues	(116)	7
Cost of other services revenues	(1,800)	(21)
Sales and marketing expenses	(2,097)	(242)
Research and development expenses	(38)	204
General and administrative expenses	(578)	(146)

For example, if there had been no change to foreign currency exchange rates from 2014 to 2015, international product licenses revenues would have been $7.9 million rather than $6.7 million for the three months ended March 31, 2015. If there had been no change to foreign currency exchange rates from 2014 to 2015, international product support revenues would have been $31.5 million rather than $26.6 million for the three months ended March 31, 2015. If there had been no change to foreign currency exchange rates from 2014 to 2015, sales and marketing expenses would have been $38.6 million rather than $36.5 million for the three months ended March 31, 2015.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2015	2014	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$14,029	$14,469	-3.0%
International	6,728	13,387	-49.7%

Total product licenses revenues	20,757	27,856	-25.5%

Subscription Services
Domestic	6,005	3,805	57.8%
International	660	636	3.8%

Total subscription services revenues	6,665	4,441	50.1%

Total product licenses and subscription services revenues	$27,422	$32,297	-15.1%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	4
Between $0.5 million and $1.0 million in licenses revenue recognized	6	5

Total	8	9

Domestic:
More than $1.0 million in licenses revenue recognized	2	4
Between $0.5 million and $1.0 million in licenses revenue recognized	5	1

Total	7	5

International:
More than $1.0 million in licenses revenue recognized	0	0
Between $0.5 million and $1.0 million in licenses revenue recognized	1	4

Total	1	4

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2015	2014	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$3,492	$5,717	-38.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,039	3,076	31.3%
Less than $0.5 million in licenses revenue recognized	13,226	19,063	-30.6%

Total	20,757	27,856	-25.5%

Domestic:
More than $1.0 million in licenses revenue recognized	3,492	5,717	-38.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,476	697	398.7%
Less than $0.5 million in licenses revenue recognized	7,061	8,055	-12.3%

Total	14,029	14,469	-3.0%

International:
More than $1.0 million in licenses revenue recognized	0	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	563	2,379	-76.3%
Less than $0.5 million in licenses revenue recognized	6,165	11,008	-44.0%

Total	$6,728	$13,387	-49.7%

Product licenses revenues decreased $7.1 million for the three months ended March 31, 2015, as compared to the same period in the prior year. For the three months ended March 31, 2015 and 2014, product licenses transactions with more than $0.5 million in recognized revenue represented 36.3% and 31.6%, respectively, of our product licenses revenues. For the three months ended March 31, 2015, our top three product licenses transactions totaled $4.5 million in recognized revenue, or 21.6% of total product licenses revenues, compared to $4.7 million, or 16.8% of total product licenses revenues, for the three months ended March 31, 2014.

Domestic product licenses revenues. Domestic product licenses revenues decreased $0.4 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

International product licenses revenues. International product licenses revenues decreased $6.7 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size for both transactions with recognized revenue between $0.5 million and $1.0 million and transactions with less than $0.5 million in recognized revenue.

Subscription services revenues. Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $2.2 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to an increase in the number of new subscription services customers and an increase in the use of subscription services by existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2015	2014	Change
Product Support Revenues:
Domestic	$42,696	$41,406	3.1%
International	26,609	30,075	-11.5%

Total product support revenues	$69,305	$71,481	-3.0%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $2.2 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to a $4.8 million negative foreign exchange impact and a lower growth rate in our new product and premium support contracts in the EMEA region, partially offset by more timely renewals at quarter-end in the domestic region. See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the negative foreign exchange impact on our results of operations for the three months ended March 31, 2015.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended March 31,		%
	2015	2014	Change
Other Services Revenues:
Consulting
Domestic	$14,424	$18,523	-22.1%
International	10,280	11,865	-13.4%

Total consulting revenues	24,704	30,388	-18.7%

Education	2,440	3,738	-34.7%

Total other services revenues	$27,144	$34,126	-20.5%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to a decrease in billable hours with customers worldwide, along with the fact that the prior year included consulting revenues from one new major client implementation.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to lower overall contract values, a decrease in private and custom courses delivered, and continued shifting demand from traditional classroom training to virtual training.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended March 31%
	2015	2014	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,309	$1,828	-28.4%
Subscription services	3,379	4,407	-23.3%

Total product licenses and subscription services	4,688	6,235	-24.8%

Product support	3,336	3,543	-5.8%
Other services:
Consulting	18,147	21,723	-16.5%
Education	927	1,508	-38.5%

Total other services	19,074	23,231	-17.9%

Total cost of revenues	$27,098	$33,009	-17.9%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased $0.5 million for the three months ended March 31, 2015, as compared to the same period in the prior year, due to a $0.3 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2, which became fully amortized in March 2014, and a $0.2 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2.1, which became fully amortized in June 2014. We expect to amortize the remaining balance of our products’ capitalized software development costs as of March 31, 2015 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Development Costs, Net, as of March 31, 2015 (in thousands)	Remaining Amortization Period (in months)
MicroStrategy 9.3	$1,222	6
MicroStrategy 9.4	2,719	18
MicroStrategy 10	13,750	n/a

Total capitalized software development costs	$17,691

During the three months ended March 31, 2015, we also recorded an additional $5.4 million in capitalized software development costs associated with development efforts related to MicroStrategy 10, which has not yet been made generally available. Upon this product becoming generally available, we will begin to amortize its costs over the estimated product life of 36 months.

All of the above software form part of MicroStrategy Analytics.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues decreased $1.0 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to a $1.0 million decrease in equipment, facility, and other related support costs and a $0.3 million decrease in consulting and advisory costs, partially offset by a $0.4 million increase in compensation and related costs due to an increase in average staffing levels. Despite the increase in average staffing levels over the three months ended March 31, 2015, as compared to the same period in the prior year, subscription services headcount decreased 8.5% to 43 at March 31, 2015 from 47 at March 31, 2014.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues decreased $0.2 million for the three months ended March 31, 2015, as compared to the same period in the prior year, due to a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels. Product support headcount decreased 7.4% to 138 at March 31, 2015 from 149 at March 31, 2014.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $3.6 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to a $2.1 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.2 million decrease in travel and entertainment expenditures, and a $0.4 million decrease in facility and other related support costs. Consulting headcount decreased 15.2% to 554 at March 31, 2015 from 653 at March 31, 2014.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $0.6 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to a $0.3 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.1 million decrease in travel and entertainment expenditures, and a $0.1 million decrease in facility and other related support costs. Education headcount decreased 52.5% to 19 at March 31, 2015 from 40 at March 31, 2014.

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2015	2014	Change
Sales and marketing expenses	$36,520	$58,877	-38.0%

Sales and marketing expenses decreased $22.4 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to a $16.0 million decrease in compensation and related costs due to a decrease in staffing levels, a $2.7 million decrease in travel and entertainment expenditures, a $2.5 million decrease in marketing and advertising costs, a $0.7 million decrease in facility and other related support costs, a $0.4 million decrease in consulting and advisory costs, and a $0.4 million decrease in recruiting costs, partially offset by a $0.5 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan. Sales and marketing headcount decreased 33.0% to 577 at March 31, 2015 from 861 at March 31, 2014. Having substantially implemented the 2014 Restructuring Plan, we do not expect to increase sales and marketing headcount significantly in the near term.

As a result of stock options granted under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense. As of March 31, 2015, we estimate that approximately $9.7 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.7 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

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

	Three Months Ended
	March 31,		%
	2015	2014	Change
General and administrative expenses	$22,125	$26,303	-15.9%

General and administrative expenses decreased $4.2 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to a $3.3 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.7 million decrease in facility and other related support costs, a $0.5 million decrease in travel and entertainment expenditures, a $0.4 million decrease in legal, consulting, and other advisory costs, a $0.3 million decrease in recruiting costs, and a $0.3 million decrease in other aircraft-related operating costs, partially offset by a $1.8 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan. General and administrative headcount decreased 33.0% to 321 at March 31, 2015 from 479 at March 31, 2014. Having substantially implemented the 2014 Restructuring Plan, we do not expect to increase general and administrative headcount significantly in the near term.

As a result of stock options granted under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense. As of March 31, 2015, we estimate that approximately $35.1 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.9 years. See “Overview” and Note 11, Share-based

Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2015	2014	Change
Gross research and development expenses before capitalized software development costs	$20,752	$28,062	-26.0%
Capitalized software development costs	(5,354)	0	n/a

Total research and development expenses	$15,398	$28,062	-45.1%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,132	$1,624	-30.3%

Research and development expenses, before capitalization of software development costs, decreased $7.3 million for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to a $5.0 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.6 million decrease in facility and other related support costs, a $0.6 million decrease in recruiting costs, a $0.3 million decrease in consulting and advisory costs, a $0.3 million decrease in travel and entertainment expenditures, and a $0.3 million decrease in share-based compensation expense related primarily to the pre-vesting forfeitures of certain stock options under the 2013 Equity Plan. Research and development headcount decreased 41.5% to 580 at March 31, 2015 from 992 at March 31, 2014. Having substantially implemented the 2014 Restructuring Plan, we do not expect to increase research and development headcount significantly in the near term.

As a result of stock options granted under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense. As of March 31, 2015, we estimate that approximately $4.9 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 3.9 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Restructuring costs. In the third quarter of 2014, we adopted the 2014 Restructuring Plan, which included a workforce reduction of 777 employees. Restructuring costs consist primarily of employee severance and related benefit costs, contract termination costs, and other related costs associated with our restructuring activities. As of December 31, 2014, we had implemented substantially all of the 2014 Restructuring Plan. No material restructuring costs were incurred during the three months ended March 31, 2015, and no such costs were incurred in the same period in the prior year. We do not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material. See Note 6, Restructuring, to the Consolidated Financial Statements for further information regarding the 2014 Restructuring Plan and related restructuring costs by major cost category.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of realized and unrealized gains and losses on our foreign currency forward contracts and foreign currency transaction gains and losses. For the three months ended March 31, 2015, other income, net, of $4.8 million was comprised primarily of $3.7 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S.

dollar denominated cash balances held at international locations, and $0.9 million in net unrealized gains from foreign currency forward contracts.

Provision for (Benefit from) Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2015 and applied that rate to the income before income taxes in determining the provision for income taxes for the three months ended March 31, 2015. We also record discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the three months ended March 31, 2015, we recorded a provision for income taxes of $6.9 million that resulted in an effective tax rate of 25.3%, as compared to a benefit from income taxes of $2.9 million that resulted in an effective tax rate of 31.2% for the three months ended March 31, 2014. The change in the effective tax rate in 2015 is mainly due to changes in the forecasted overall income or loss amounts for 2015 and a change in the expected proportion of U.S. versus foreign income.

As of March 31, 2015, we estimated that we had U.S. federal net operating loss carryforwards of $0.2 million and foreign net operating loss carryforwards of $3.0 million. As of March 31, 2015, we estimated that we had U.S. and foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $12.4 million. As of March 31, 2015, we had a valuation allowance of $2.3 million primarily related to certain foreign tax credit carryforwards and foreign net operating loss carryforwards that, in our present estimation, more likely than not will not be realized.

If we are unable to sustain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred. We will continue to regularly assess the realizability of deferred tax assets.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent subscription services, product support, and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple-element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2015	2014	2014
Current:
Deferred product licenses revenue	$12,946	$10,927	$14,315
Deferred subscription services revenue	15,300	16,018	12,515
Deferred product support revenue	162,875	168,833	167,261
Deferred other services revenue	7,966	10,564	13,129

Gross current deferred revenue and advance payments	199,087	206,342	207,220
Less: unpaid deferred revenue	(67,619)	(97,929)	(69,015)

Net current deferred revenue and advance payments	$131,468	$108,413	$138,205

Non-current:
Deferred product licenses revenue	$6,863	$8,012	$3,965
Deferred subscription services revenue	735	750	975
Deferred product support revenue	6,865	7,505	6,405
Deferred other services revenue	2,124	1,047	1,069

Gross non-current deferred revenue and advance payments	16,587	17,314	12,414
Less: unpaid deferred revenue	(5,221)	(6,496)	(3,345)

Net non-current deferred revenue and advance payments	$11,366	$10,818	$9,069

Total current and non-current:
Deferred product licenses revenue	$19,809	$18,939	$18,280
Deferred subscription services revenue	16,035	16,768	13,490
Deferred product support revenue	169,740	176,338	173,666
Deferred other services revenue	10,090	11,611	14,198

Gross current and non-current deferred revenue and advance payments	215,674	223,656	219,634
Less: unpaid deferred revenue	(72,840)	(104,425)	(72,360)

Net current and non-current deferred revenue and advance payments	$142,834	$119,231	$147,274

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $8.0 million as of March 31, 2015, as compared to December 31, 2014, primarily due to the recognition of previously deferred subscription services, product support, and other services revenues, partially offset by an increase in deferred revenue from new product licenses contracts. Total gross deferred revenue and advance payments decreased $4.0 million as of March 31, 2015, as compared to March 31, 2014, primarily due to the recognition of previously deferred product support and other services revenues, partially offset by an increase in deferred revenue from new product licenses and subscription services contracts.

We expect to recognize approximately $199.1 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of March 31, 2015, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2020 totaling approximately $130.7 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

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

As of March 31, 2015, total accrued restructuring costs were $0.9 million, most of which are expected to be paid in 2015. We do not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material. In addition to the 2014 Restructuring Plan, we have implemented other internal cost-saving initiatives. Our results of operations also reflect the impact of additional cost reductions resulting from employee turnover that has occurred outside of the 2014 Restructuring Plan. We expect the cost savings both related to and occurring outside of the 2014 Restructuring Plan will continue to result in decreases in our operating expenses in 2015 as compared to 2014.

As of March 31, 2015 and December 31, 2014, the amount of cash and cash equivalents and short-term investments held by U.S. entities were $160.4 million and $139.1 million, respectively, and by non-U.S. entities were $231.4 million and $206.4 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $201.7 million at December 31, 2014. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, restructuring activities, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2015	2014	Change
Net cash provided by operating activities	$55,846	$10,780	418.1%
Net cash used in investing activities	$(35,124)	$(16,061)	118.7%
Net cash provided by (used in) financing activities	$1,771	$(256)	-791.8%

Net Cash Provided by Operating Activities. The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities are for personnel related expenditures for software development, personnel related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities was $55.8 million and $10.8 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash provided by operating activities during the three months ended March 31, 2015, as compared to the same period in the prior year, was due to a $26.9 million increase in net income, a $11.5 million increase from changes in operating assets and liabilities, and a $6.7 million increase from changes in non-cash items. Non-cash items primarily consist of depreciation and amortization, bad debt expense, unrealized net gains on foreign currency forward contracts, the non-cash portion of restructuring costs, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities. The changes in net cash used in investing activities primarily relate to purchases and redemptions of short-term investments, expenditures on property and equipment, and capitalized software development costs. Net cash used in investing activities was $35.1 million and $16.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash used in investing activities for the three months ended March 31, 2015, as compared to the same period in the prior year, was primarily due to a $21.1 million increase in purchases of short-term investments and a $5.4 million increase in capitalized software development costs, partially offset by a $6.8 million increase in proceeds from the redemption of U.S. Treasury securities and a $0.5 million decrease in restricted cash.

Net Cash Provided by (Used in) Financing Activities. The changes in net cash provided by (used in) financing activities primarily relate to the exercise of stock options under the 2013 Equity Plan, excess tax benefits from share-based compensation arrangements, and payments on capital lease and other financing arrangements. Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2015. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2014. The increase in net cash provided by financing activities for the three months ended March 31, 2015, as compared to the same period in the prior year, was primarily due to a $1.5 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan and a $0.5 million increase in excess tax benefits from share-based compensation arrangements.

Contractual Obligations. As disclosed in Note 8, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of March 31, 2015:

	Payments due by period ended March 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Contractual Obligations:
Operating leases	$110,446	$24,038	$37,746	$32,925	$15,737
Capital leases and other financing arrangements	1,528	1,421	91	16	0

Total	$111,974	$25,459	$37,837	$32,941	$15,737

Unrecognized Tax Benefits. As of March 31, 2015, we had $2.7 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits have been netted against deferred tax assets upon adoption of Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), and are recorded in other long-term liabilities. The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2015.

Off-Balance Sheet Arrangements. As of March 31, 2015, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014. As a result, liabilities for unrecognized tax benefits of $1.2 million were netted against deferred tax assets, as of March 31, 2015. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

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

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of March 31, 2015, we held approximately $226.6 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 36.3% and 41.5% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. In addition, we have entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange exposure. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for speculative trading purposes. See Note 3, Fair Value Measurements, to the Consolidated Financial Statements for further information on foreign currency forward contracts held. We cannot be sure that our hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of March 31, 2015 and December 31, 2014, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of our foreign currency forward contracts, would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3% and 0.3%, respectively. The exposure to an adverse change in foreign currency rates as of March 31, 2015 remained unchanged primarily due to a strengthening of the U.S. dollar, offset by an increase of cash balances in our non-U.S. dollar-based bank accounts as compared to December 31, 2014. Our foreign currency forward contracts further decrease the negative impact that a 10% adverse change in foreign currency exchange rates would have on our aggregate reported cash and cash equivalents and short-term investments from a 0.3% negative impact to a 0.5% positive impact as of March 31, 2015. If average exchange rates during the three months ended March 31, 2015 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2015 would have decreased by 3.1%. During the three months ended March 31, 2015, our revenues were lower by 6.2% as a result of a 14.8% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness related to the control activities performed by the third-party service organization, as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014. Although we have not received an adequate Service Organization Control (“SOC”) 1 Type 2 report from the third-party service organization, management believes, based on substantive testing performed, that the financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented. The Company has been monitoring the third-party service organization’s compliance with its obligation to provide an adequate SOC 1 Type 2 report for the current fiscal year.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In December 2014, the Federal Circuit issued an opinion vacating the District of Massachusetts’ summary judgment, stating that the claim construction on which the summary judgment was based was incorrect. In January 2015, the Federal Circuit ordered that the case be remanded for further proceedings, and in February 2015, MicroStrategy filed motions for summary judgment in the district court on grounds of non-infringement and invalidity. A hearing on the motions is scheduled for May 2015. We have received indemnification requests from certain of our resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. In October 2013, following a series of motions by the parties, the court dismissed the case, entered judgment of non-infringement based on a stipulation of non-infringement filed by Vasudevan, and also granted MicroStrategy’s motion for summary judgment of invalidity, finding the four patents in the suit invalid. In November 2013, Vasudevan filed a notice of appeal with the Federal Circuit. In April 2015, the Federal Circuit issued an opinion affirming the district court’s claim construction and judgment of non-infringement in favor of MicroStrategy, reversing the district court’s grants of summary judgment of invalidity, and ordering that the case be remanded to the district court for proceedings on the Company’s claim for declaratory judgment that the patents are invalid. The parties have until May 4, 2015 to petition the Federal Circuit for rehearing. The outcome of this matter is not presently determinable.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate, in part, as a result of:

•	the size, timing, volume, and execution of significant orders and shipments;

•	the mix of products and services ordered by customers, including product licenses and subscription offerings, which can affect the extent to which revenue is recognized immediately or over future quarterly periods;

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we are able to recognize revenue;

•	the timing of announcements of new offerings by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced versions of our products and services;

•	the length of our sales cycles;

•	seasonal or other buying patterns of our customers;

•	changes in our operating expenses, including the impact of our recent restructuring activities;

•	planned major maintenance activities related to our owned corporate aircraft;

•	the timing of research and development projects and the capitalization of software development costs;

•	personnel changes, including the impact of our recent restructuring activities;

•	our use of channel partners;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	changes in foreign currency exchange rates;

•	our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made;

•	increases or decreases in our liability for unrecognized tax benefits; and

•	changes in customer decision making processes or customer budgets.

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. For example, although we have implemented substantially all of the 2014 Restructuring Plan that is designed to reduce our operating expenses, if our revenues in the future are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the three months ended March 31, 2015, however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

As of March 31, 2015, option awards granted under our stock incentive plan are expected to result in our recognizing additional share-based compensation expense of approximately $49.7 million over the remaining weighted average vesting period of approximately 3.1 years. If our revenues are not sufficient to offset these and other operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2015, we had $16.1 million of deferred tax assets, net of a $2.3 million valuation allowance, and if we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Economic uncertainty, particularly in the retail industry, could materially adversely affect our business and results of operations

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

MicroStrategy Usher competes with technologies categorized as user authentication products, which are dominated by a few companies such as the RSA division of EMC, CA, SafeNet, Vasco, and Gemalto. These competitors focus primarily on traditional forms of identity verification such as smart cards, tokens, and password managers. These companies have significant name recognition and offer solutions with security architectures that are familiar to IT buyers. MicroStrategy Usher also competes with companies with newer solutions, often involving mobile technology, including Telesign, Authentify, SecurEnvoy, Daon, and Entrust. To date, we have expended significant resources in the development and marketing of MicroStrategy Usher, which has not generated significant revenues. Failure to adequately differentiate and market our technology from these competitors could materially adversely affect our ability to generate significant revenues from MicroStrategy Usher.

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

For example, as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, we have a material weakness that resulted from a failure by a third-party service organization to provide an adequate SOC 1 Type 2 report. If we are unable to appropriately remediate this material weakness, any ineffectiveness of our internal controls could have a material adverse effect on our operating results, cause us to fail to meet our reporting obligations, cause management to devote significant resources to improving internal controls, or reduce the market’s confidence in our financial statements, which could adversely affect the market price of our stock.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the three months ended March 31, 2015, transactions by channel partners for which we recognized revenues accounted for 19.4% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $215.7 million as of March 31, 2015. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $72.8 million, resulting in net current and non-current deferred revenue and advance payments of $142.8 million as of March 31, 2015. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2020 totaling approximately $130.7 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 36.3% and 41.5% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. Our international operations require significant management attention and financial resources.

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

Various corporate tax reform bills and other proposals are currently under consideration by Congress and the Obama Administration. These proposals include, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts, the reduction or elimination of certain corporate tax incentives, modifications to the existing regime for taxing overseas earnings (including the introduction of a minimum tax on adjusted unrepatriated foreign earnings), and measures to prevent base erosion and profit shifting. It is not clear whether, or to what extent, these proposals may be enacted. Significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the three months ended March 31, 2015 and 2014, our top three product licenses transactions with recognized revenue totaled $4.5 million and $4.7 million, respectively, or 21.6% and 16.8% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

Because of the rights of our two classes of common stock, and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 23, 2015, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.7% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.9% of the total voting power, as of April 23, 2015. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

In light of our status as a controlled company, our Board of Directors has determined not to establish an independent nominating committee or have its independent directors exercise the nominating function, and has elected instead to have the Board of Directors be directly responsible for nominating members of the board. A majority of our Board of Directors is currently comprised of independent directors, and our Board of Directors has established a compensation committee comprised entirely of independent directors. The compensation committee determines the compensation of our chief executive officer. However, our Board of Directors has authorized our chief executive officer to determine the compensation of executive officers other than himself, rather than having such compensation determined by the compensation committee, except that certain executive officer compensation that is intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code is determined by the compensation committee pursuant to the requirements of Section 162(m). Awards under our 2013 Equity Plan are also approved by the compensation committee. Additionally, while our Compensation Committee is empowered with the authority to retain and terminate outside counsel, compensation consultants, and other experts or consultants, it is not required to assess their independence.

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

Revenue recognition accounting pronouncements may materially adversely affect our reported results of operations

We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. See Note 2, Recent Accounting Standards, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further information regarding ASU 2014-09. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows. Depending upon the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines, and interpretations, we may be required to modify our reported results, revenue recognition policies, or business practices, which could materially adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 9, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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
Douglas K. Thede
Senior Executive Vice President & Chief Financial Officer

Date: April 30, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on January 30, 2015 and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Summary of 2015 Cash Bonus Arrangements for Jonathan F. Klein and Paul N. Zolfaghari (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on March 12, 2015 under the heading “2015 President Bonus Formulas” and incorporated by reference herein).

10.2†	Material Terms for Payment of Certain Executive Incentive Compensation.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts and compensatory plans or arrangements