Form 10-Q
period 2015-06-30
MICROSTRATEGY INC
filed 2015-07-30
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 23, 2015 was 9,329,603 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2014, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	1

	Consolidated Statements of Operations for the Three Months Ended June 30, 2015 and 2014	2

	Consolidated Statements of Operations for the Six Months Ended June 30, 2015 and 2014	3

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2015 and 2014	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6.	Exhibits	55

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,146	$146,919
Restricted cash	655	661
Short-term investments	226,749	198,547
Accounts receivable, net	56,038	78,633
Prepaid expenses and other current assets	14,389	17,669
Deferred tax assets, net	14,472	19,936

Total current assets	513,449	462,365
Property and equipment, net	72,368	77,852
Capitalized software development costs, net	20,303	13,469
Deposits and other assets	3,516	3,951
Deferred tax assets, net	1,502	1,160

Total assets	$611,138	$558,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,582	$35,458
Accrued compensation and employee benefits	43,142	50,588
Accrued restructuring costs	236	2,284
Deferred revenue and advance payments	119,773	108,413
Deferred tax liabilities	484	557

Total current liabilities	188,217	197,300

Deferred revenue and advance payments	10,309	10,818
Other long-term liabilities	20,855	22,679
Deferred tax liabilities	11,066	3,529

Total liabilities	230,447	234,326

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,734 shares issued and 9,329 shares outstanding, and 15,660 shares issued and 9,255 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,055 shares issued and outstanding, respectively	2	2
Additional paid-in capital	521,086	506,727
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(5,429)	(4,363)
Retained earnings	340,200	297,273

Total stockholders’ equity	380,691	324,471

Total liabilities and stockholders’ equity	$611,138	$558,797

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Revenues:
Product licenses	$29,366	$29,383
Subscription services	7,074	5,883

Total product licenses and subscription services	36,440	35,266
Product support	70,747	74,569
Other services	25,753	32,018

Total revenues	132,940	141,853

Cost of revenues:
Product licenses	1,906	2,086
Subscription services	3,346	4,920

Total product licenses and subscription services	5,252	7,006
Product support	3,224	3,475
Other services	17,436	25,132

Total cost of revenues	25,912	35,613

Gross profit	107,028	106,240

Operating expenses:
Sales and marketing	36,219	60,956
Research and development	14,864	32,748
General and administrative	21,103	25,262
Restructuring costs	90	0

Total operating expenses	72,276	118,966

Income (loss) from operations	34,752	(12,726)
Interest income, net	11	32
Other expense, net	(2,915)	(474)

Income (loss) before income taxes	31,848	(13,168)
Provision for (benefit from) income taxes	9,381	(2,831)

Net income (loss)	22,467	(10,337)

Basic earnings (loss) per share (1)	$1.98	$(0.91)

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,349	11,301

Diluted earnings (loss) per share (1)	$1.95	$(0.91)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,510	11,301

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)

Revenues:
Product licenses	$50,123	$57,239
Subscription services	13,739	10,324

Total product licenses and subscription services	63,862	67,563
Product support	140,052	146,050
Other services	52,897	66,144

Total revenues	256,811	279,757

Cost of revenues:
Product licenses	3,215	3,914
Subscription services	6,725	9,327

Total product licenses and subscription services	9,940	13,241
Product support	6,560	7,018
Other services	36,510	48,363

Total cost of revenues	53,010	68,622

Gross profit	203,801	211,135

Operating expenses:
Sales and marketing	72,739	119,833
Research and development	30,262	60,810
General and administrative	43,228	51,565
Restructuring costs	175	0

Total operating expenses	146,404	232,208

Income (loss) from operations	57,397	(21,073)
Interest income, net	13	80
Other income (expense), net	1,835	(1,592)

Income (loss) before income taxes	59,245	(22,585)
Provision for (benefit from) income taxes	16,318	(5,766)

Net income (loss)	42,927	(16,819)

Basic earnings (loss) per share (1)	$3.79	$(1.49)

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,335	11,301

Diluted earnings (loss) per share (1)	$3.74	$(1.49)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,482	11,301

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)

Net income (loss)	$22,467	$(10,337)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	1,093	(286)
Unrealized (loss) gain on short-term investments	(15)	10

Total other comprehensive income (loss)	1,078	(276)

Comprehensive income (loss)	$23,545	$(10,613)

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)

Net income (loss)	$42,927	$(16,819)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	(1,052)	(83)
Unrealized (loss) gain on short-term investments	(14)	19

Total other comprehensive loss	(1,066)	(64)

Comprehensive income (loss)	$41,861	$(16,883)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$42,927	$(16,819)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,316	13,260
Bad debt expense	461	2,033
Unrealized net loss on foreign currency forward contracts	1,641	86
Non-cash portion of adjustments to accrued restructuring costs	(127)	0
Deferred taxes	13,308	(8,924)
Release of liabilities for unrecognized tax benefits	(61)	0
Share-based compensation expense	7,957	4,682
Excess tax benefits from share-based compensation arrangements	(963)	0
Changes in operating assets and liabilities:
Accounts receivable	19,658	26,443
Prepaid expenses and other current assets	1,372	(3,990)
Deposits and other assets	292	406
Accounts payable and accrued expenses	(8,624)	(5,191)
Accrued compensation and employee benefits	(6,225)	(21,897)
Accrued restructuring costs	(1,754)	0
Deferred revenue and advance payments	13,625	22,226
Other long-term liabilities	(1,770)	2,055

Net cash provided by operating activities	92,033	14,370

Investing activities:
Proceeds from redemption of short-term investments	171,500	93,200
Purchases of property and equipment	(3,254)	(4,184)
Purchases of short-term investments	(199,636)	(211,603)
Capitalized software development costs	(9,598)	0
Increase in restricted cash	(21)	(90)

Net cash used in investing activities	(41,009)	(122,677)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	5,439	0
Excess tax benefits from share-based compensation arrangements	963	0
Payments on capital lease obligations and other financing arrangements	(216)	(341)

Net cash provided by (used in) financing activities	6,186	(341)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,983)	336

Net increase (decrease) in cash and cash equivalents	54,227	(108,312)
Cash and cash equivalents, beginning of period	146,919	220,171

Cash and cash equivalents, end of period	$201,146	$111,859

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$14	$0

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

(2) Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (1) the entity’s contracts with customers, (2) the significant judgments, and changes in judgments, made in applying the guidance to those contracts, and (3) any assets recognized from the costs to obtain or fulfill a contract with a customer. ASU 2014-09 is effective for interim and annual periods beginning January 1, 2018. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance on which existing accounting model should be applied to cloud computing arrangements. Under ASU 2015-05, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. Specifically, fees paid by a customer in a cloud computing arrangement will be subject to internal-use software guidance if the customer has both the contractual right to take possession of the software at any time without significant penalty and it is feasible for the customer to run the software on its own hardware. Arrangements that do not meet both of the criteria are considered service contracts, and separate accounting for a license will not be permitted. ASU 2015-05 is effective for interim and annual periods beginning January 1, 2016. The standard allows entities to apply the standard retrospectively or prospectively for all new transactions entered into or materially modified after the date of adoption. The Company utilizes certain cloud computing arrangements in its daily business operations and is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

As of June 30, 2015, there were no financial assets or liabilities measured at fair value on a recurring basis. As of December 31, 2014, financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

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

Changes in the fair value of our foreign currency forward contracts (in thousands) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Gain (Loss) on Derivative Instruments Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2015	2014	2015	2014

Non-hedging derivative instruments:
Unrealized loss on foreign currency forward contracts	Other income (expense), net	$(2,590)	$(46)	$(1,641)	$(86)

Realized gain (loss) on foreign currency forward contracts	Other income (expense), net	$2,129	$(307)	$2,129	$(562)

The “unrealized loss on foreign currency forward contracts” line item in the above table includes both the unrealized fair value gains and losses on outstanding foreign currency forward contracts and the reversal of previous period unrealized gains and losses upon the settlement of foreign currency forward contracts. There were no foreign currency forward contracts outstanding as of June 30, 2015. There were no transfers among the levels within the fair value hierarchy during each of the three and six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The amortized cost, carrying value, and fair value of held-to-maturity investments at June 30, 2015 were $226.7 million, $226.7 million, and $226.7 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2014 were $198.5 million, $198.5 million, and $198.5 million, respectively. The gross unrecognized holding gains and losses were not material for each of the three and six months ended June 30, 2015 and 2014. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	June 30, 2015	December 31, 2014
Billed and billable	$124,380	$187,470
Less: unpaid deferred revenue	(64,597)	(104,425)

Accounts receivable, gross	59,783	83,045
Less: allowance for doubtful accounts	(3,745)	(4,412)

Accounts receivable, net	$56,038	$78,633

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

Costs associated with the 2014 Restructuring Plan included employee severance and related benefit costs (including outplacement services and continuing health insurance coverage), contract termination costs (including operating lease terminations for certain office space at the Company’s corporate headquarters and other international locations), and other charges (including external consulting and advisory fees related to implementing the restructuring plan). The following table summarizes the major types of costs associated with the 2014 Restructuring Plan (in thousands) for each of the three and six months ended June 30, 2015 and 2014, total costs incurred through June 30, 2015 and total costs expected to be incurred:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative Costs	Total Expected
	2015	2014	2015	2014	Incurred To Date	Plan Costs
Severance and related employee benefits	$0	$0	$0	$0	$13,162	$13,162
Contract termination costs	0	0	0	0	1,159	1,159
Other costs	90	0	175	0	586	711

Total restructuring costs	$90	$0	$175	$0	$14,907	$15,032

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The total restructuring costs above are reported as “Restructuring costs” under “Operating expenses” in the Company’s Consolidated Statements of Operations.

Restructuring-related liabilities are reported as “Accrued restructuring costs” in the Company’s Consolidated Balance Sheets. The following table presents a summary of changes in the restructuring-related liabilities (in thousands) for the six months ended June 30, 2015:

	Balance as of January 1, 2015	Costs Incurred	Cash Payments	Non-cash Settlements	Adjustments and Other	Balance as of June 30, 2015
Current:
Severance and related employee benefits	$2,215	$0	$(1,697)	$0	$(286)	$232
Contract termination costs	0	0	0	0	0	0
Other costs	69	175	(246)	0	6	4

Total current accrued restructuring costs	$2,284	$175	$(1,943)	$0	$(280)	$236

(7) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30, 2015	December 31, 2014
Current:
Deferred product licenses revenue	$12,525	$10,927
Deferred subscription services revenue	12,362	16,018
Deferred product support revenue	146,194	168,833
Deferred other services revenue	6,737	10,564

Gross current deferred revenue and advance payments	177,818	206,342
Less: unpaid deferred revenue	(58,045)	(97,929)

Net current deferred revenue and advance payments	$119,773	$108,413

Non-current:
Deferred product licenses revenue	$6,714	$8,012
Deferred subscription services revenue	463	750
Deferred product support revenue	8,147	7,505
Deferred other services revenue	1,537	1,047

Gross non-current deferred revenue and advance payments	16,861	17,314
Less: unpaid deferred revenue	(6,552)	(6,496)

Net non-current deferred revenue and advance payments	$10,309	$10,818

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(8) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third-party claims arising from intellectual property infringement. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of June 30, 2015 or December 31, 2014.

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

At June 30, 2015 and December 31, 2014, deferred rent of $17.3 million and $18.9 million, respectively, is included in other long-term liabilities, and $3.3 million and $3.0 million, respectively, is included in current accrued expenses.

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In December 2014, the Federal Circuit issued an opinion vacating the District of Massachusetts’ summary judgment, stating that the claim construction on which the summary judgment was based was incorrect. In January 2015, the Federal Circuit ordered that the case be remanded for further proceedings, and in February 2015, the Company filed motions for summary judgment in the district court on grounds of non-infringement and invalidity. The district court heard oral arguments on these motions on May 13, 2015, and the Company is awaiting the district court’s rulings. The Company has received indemnification requests from certain of its resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringed four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. In October 2013, the Northern District of California entered judgment of non-infringement in favor of the Company, which the Federal Circuit affirmed in April 2015. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

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

(9) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. During each of the three and six months ended June 30, 2015 and 2014, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2015, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. The average price per share and aggregate cost amounts disclosed above include broker commissions.

(10) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2011. However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended in 2007 and forward that were used in later tax years. The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Germany for tax years 2013 forward, Poland and China for tax years 2010 forward, Spain for tax years 2011 forward, and the United Kingdom for tax years 2013 forward. The Company settled a tax examination in Germany for years 2009 to 2012 in the first quarter of 2015 without a material assessment. The Company is currently under tax examination in the United States for tax years 2011 and 2012. To date, this audit has not resulted in any material assessment.

As of June 30, 2015, the Company had unrecognized tax benefits of $2.7 million, which are recorded in other long-term liabilities. If recognized, $2.0 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount. As of June 30, 2015, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.5 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30, 2015	December 31, 2014
Deferred tax assets, net of deferred tax liabilities	$6,735	$19,321
Valuation allowance	(2,311)	(2,311)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$4,424	$17,010

The valuation allowance as of June 30, 2015 and December 31, 2014 primarily relates to certain foreign net operating loss carryforward and foreign tax credit carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2015 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2015. The Company also records discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2015, the Company recorded a provision for income taxes of $16.3 million that resulted in an effective tax rate of 27.5%, as compared to a benefit from income taxes of $5.8 million that resulted in an effective tax rate of 25.5% for the six months ended June 30, 2014. The change in the effective tax rate in 2015 is mainly due to changes in the forecasted overall income or loss amounts for 2015 and a change in the expected proportion of U.S. versus foreign income.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of June 30, 2015 and December 31, 2014, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $178.3 million and $139.1 million, respectively, and by non-U.S. entities was $249.6 million and $206.4 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $201.7 million at December 31, 2014. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

During the second quarter of 2015, additional stock options to purchase an aggregate of 40,000 shares of class A common stock were granted to certain Company employees and directors pursuant to the 2013 Equity Plan, including options to purchase shares of class A common stock that were granted to the Company’s non-employee directors pursuant to the automatic annual grant provisions of the 2013 Equity Plan. As of June 30, 2015, there were options to purchase 1,306,250 shares of class A common stock outstanding under the 2013 Equity Plan and 130,000 remaining shares of class A common stock authorized for issuance and not subject to outstanding awards under the 2013 Equity Plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended June 30, 2015:

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of April 1, 2015	1,335	$119.39
Granted	40	177.39
Exercised	(39)	102.52	$3,049
Forfeited/Expired	(30)	165.01

Balance as of June 30, 2015	1,306	$120.62

Exercisable as of June 30, 2015	226	$108.75	$13,875	8.5
Expected to vest as of June 30, 2015	1,030	$124.57	$47,169	8.7

Total	1,256	$121.72	$61,044	8.6

Stock options outstanding as of June 30, 2015 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2015
Range of Exercise Prices per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
$ 92.84 - $120.00	507	$94.49	7.1
$120.01 - $150.00	514	$121.43	8.8
$150.01 - $178.80	285	$165.66	9.6

Total	1,306	$120.62	8.3

An aggregate of 140,000 stock options with an aggregate fair value of $7.6 million vested during the three months ended June 30, 2015. The Company expects the majority of unvested options at June 30, 2015 to fully vest in future years in accordance with their vesting schedules. Share-based compensation expense has been adjusted, where applicable, for any expected forfeitures. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $73.23 and $54.01 for each share subject to a stock option granted during the three months ended June 30, 2015 and 2014, respectively, based on the following assumptions:

	Three months ended June 30,
	2015	2014

Expected term of options in years	6.3	6.3
Expected volatility	39.2 - 39.3%	42.4 - 42.5%
Risk-free interest rate	1.9%	2.2 - 2.3%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2015, the Company recognized approximately $4.4 million and $8.0 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and six months ended June 30, 2014, the Company recognized approximately $3.1 million and $4.7 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of June 30, 2015, there was approximately $48.3 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.0 years.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the six months ended June 30, 2015, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated under the 2013 Equity Plan. Accordingly, stockholders’ equity increased by $1.0 million during the six months ended June 30, 2015. During the six months ended June 30, 2014, no windfall tax benefits were realized from the exercise of stock options.

(12) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of June 30, 2015 and December 31, 2014, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three and six months ended June 30, 2015, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 276,000 and 254,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and six months ended June 30, 2014, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 1,043,000 and 823,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(13) Segment Information

The Company manages its business in one operating segment. The Company’s one operating segment is engaged in the design, development, marketing, and sales of analytics, mobility, and security software platforms through licensing arrangements and cloud-based subscriptions and related services. It includes MicroStrategy 10 Secure Enterprise™ (which consists of MicroStrategy Analytics™, MicroStrategy Mobile™, and Usher™) and MicroStrategy Secure Cloud. The following table presents total revenues, gross profit, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended June 30, 2015
Total revenues	$86,003	$35,248	$11,689	$132,940
Gross profit	$70,394	$26,836	$9,798	$107,028
Three months ended June 30, 2014
Total revenues	$82,542	$43,933	$15,378	$141,853
Gross profit	$61,694	$31,905	$12,641	$106,240
Six months ended June 30, 2015
Total revenues	$164,938	$68,997	$22,876	$256,811
Gross profit	$132,852	$51,835	$19,114	$203,801
Six months ended June 30, 2014
Total revenues	$163,147	$87,070	$29,540	$279,757
Gross profit	$123,004	$63,845	$24,286	$211,135
As of June 30, 2015
Long-lived assets	$87,792	$5,078	$3,317	$96,187
As of June 30, 2014
Long-lived assets	$85,706	$6,022	$5,953	$97,681

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and six months ended June 30, 2015 and 2014, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2015 and 2014, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2015 and December 31, 2014, no individual foreign country accounted for 10% or more of total consolidated assets.

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

Overview

MicroStrategy® is a leading worldwide provider of enterprise analytics, mobile, and security software platforms. MicroStrategy provides system-of-record reporting and interactive visualization capabilities offered on any device or in the cloud. The Company’s mission is to provide enterprise analytics, mobility, and security platforms that are flexible, powerful, scalable, and user-friendly.

MicroStrategy 10 Secure Enterprise consolidates analytics, mobility, and security in a single integrated platform, available both as on-premises software and hosted as a service offering in the MicroStrategy Secure Cloud. MicroStrategy’s enterprise platform combines traditional business intelligence functionality with data discovery, mobile analytics, and powerful enterprise security. MicroStrategy 10 Secure Enterprise builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster. MicroStrategy 10 Secure Enterprise consists of MicroStrategy Analytics™, MicroStrategy Mobile™, and Usher™.

MicroStrategy 10 Secure Enterprise empowers organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise through MicroStrategy Analytics and MicroStrategy Desktop™. MicroStrategy Analytics delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. MicroStrategy Analytics is available both as on-premises software and hosted as a service offering in the MicroStrategy Secure Cloud. MicroStrategy Desktop is a standalone, on-premise visual data discovery tool designed to enable business users to analyze and understand their data. With MicroStrategy Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

MicroStrategy Mobile enables organizations to rapidly build custom business applications that deliver analytics combined with transactions, multimedia, and custom workflows to mobile devices. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to deploy powerful mobile business apps quickly and cost-effectively. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times. MicroStrategy Mobile is available both as on-premises software and hosted as a service offering in the MicroStrategy Secure Cloud. It is also available on Amazon Web Services (“AWS”) through the AWS Marketplace®.

Usher, MicroStrategy’s security solution, is a powerful mobile security platform designed to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories. Usher works on standard Android and iOS smartphones, and also boasts an Apple Watch™ integration. By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s enterprise mobile security solution addresses some of the biggest challenges facing corporations today - including authentication, cybersecurity, identity and access management, and resource authorization - while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Through the use of Bluetooth®, QR codes, or time-limited PIN codes, Usher users can log into applications, unlock doors, and validate each other’s identities. Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a new real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. Usher is available as an on-premises software platform and also as a hosted service.

MicroStrategy Secure Cloud is a platform for organizations that want to harness the power of MicroStrategy’s enterprise solutions via the cloud. Compared to traditional on-premises approaches, MicroStrategy Secure Cloud is architected to deliver best-of-breed MicroStrategy software via the cloud, with pre-configured, ready to go servers, coupled with the required supporting infrastructure with metadata databases, relational databases, and big data storage. With MicroStrategy Secure Cloud, customers can launch enterprise analytics environments within minutes and use our full MicroStrategy 10 Secure Enterprise offering on a subscription basis.

MicroStrategy Analytics, MicroStrategy Mobile, and MicroStrategy Secure Cloud together with related product and support services, continue to generate the vast majority of our revenue. During each of the three and six months ended June 30, 2015 and 2014, we did not generate significant revenues from Usher.

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Product licenses	$29,366	$29,383	$50,123	$57,239
Subscription services	7,074	5,883	13,739	10,324

Total product licenses and subscription services	36,440	35,266	63,862	67,563

Product support	70,747	74,569	140,052	146,050
Other services	25,753	32,018	52,897	66,144

Total revenues	132,940	141,853	256,811	279,757

Cost of revenues
Product licenses	1,906	2,086	3,215	3,914
Subscription services	3,346	4,920	6,725	9,327

Total product licenses and subscription services	5,252	7,006	9,940	13,241

Product support	3,224	3,475	6,560	7,018
Other services	17,436	25,132	36,510	48,363

Total cost of revenues	25,912	35,613	53,010	68,622

Gross profit	107,028	106,240	203,801	211,135

Operating expenses
Sales and marketing	36,219	60,956	72,739	119,833
Research and development	14,864	32,748	30,262	60,810
General and administrative	21,103	25,262	43,228	51,565
Restructuring costs	90	0	175	0

Total operating expenses	72,276	118,966	146,404	232,208

Income (loss) from operations	$34,752	$(12,726)	$57,397	$(21,073)

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

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•	a major simplification of our product packaging structure aimed at delivering the best end-to-end customer and partner experience, making it easier to acquire and deploy the MicroStrategy platform, and delivering free upgrades to premium capabilities for existing customers, empowering customers to realize the full potential of their analytical applications;

•	release of MicroStrategy 10 Secure Enterprise, which consolidates analytics, mobility, and security in a single integrated platform;

•	improved access to MicroStrategy Analytics through MicroStrategy Secure Cloud, optimally configured to be scalable and elastic, ready to grow with an enterprise’s cloud applications, and also built to scale to meet usage spikes from a user’s analytics and mobile apps;

•	enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale analytics operations, such as a massively scalable, in-memory analytics service designed to deliver high performance for complex analytical applications that have the largest data sets and highest user concurrency;

•	extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “governed data discovery” or “agile analytics,” by adding new user interface flows, new visualizations, new exploration features, and new self-service capabilities for the preparation of data;

•	enhancement of our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users; and

•	maintenance of a dedicated performance engineering team and conduct of research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes and for security solutions.

In the third quarter of 2014, we committed to a restructuring plan (the “2014 Restructuring Plan”) to streamline our workforce and spending to better align our cost structure with our business strategy. We implemented substantially all of this plan by the end of the fourth quarter of 2014. See Note 6, Restructuring, to the Consolidated Financial Statements for further detail on the 2014 Restructuring Plan. In addition to the 2014 Restructuring Plan, we have implemented other internal cost-savings initiatives. Our results of operations also reflect the impact of additional cost reductions resulting from employee turnover that has occurred outside of the 2014 Restructuring Plan. We expect the cost savings both related to and occurring outside of the 2014 Restructuring Plan will continue to result in decreases in our operating expenses in 2015 as compared to the same periods in 2014.

As of June 30, 2015, we had a total of 2,026 employees, of whom 951 were based in the United States and 1,075 were based internationally. Of our 2,026 employees, 515 were engaged in sales and marketing, 508 in research and development, 700 in subscription, product support, consulting, and education services, and 303 in finance, administration, and corporate operations. The following table summarizes employee headcount, as of the dates indicated and reflects changes resulting from the 2014 Restructuring Plan as well as new hires and employee turnover outside of the 2014 Restructuring Plan:

	June 30, 2014	December 31, 2014	June 30, 2015

Subscription services	59	57	37
Product support	142	138	130
Consulting	683	600	508
Education	43	24	25
Sales and marketing	920	662	515
Research and development	1,101	645	508
General and administrative	463	344	303

Total headcount	3,411	2,470	2,026

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

As discussed in Note 11, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock under the 2013 Equity Plan. Share-based compensation expense (in thousands) from these stock option awards was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales and marketing	$701	$124	$1,214	$124
Research and development	319	352	256	618
General and administrative	3,340	2,608	6,487	3,940

Total share-based compensation expense	$4,360	$3,084	$7,957	$4,682

As of June 30, 2015, we estimate that approximately $48.3 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 3.0 years.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Reconciliation of non-GAAP income (loss) from operations:
Income (loss) from operations	$34,752	$(12,726)	$57,397	$(21,073)
Share-based compensation expense	4,360	3,084	7,957	4,682
Restructuring costs	90	0	175	0

Non-GAAP income (loss) from operations	$39,202	$(9,642)	$65,529	$(16,391)

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

International product licenses revenues	$(1,599)	$(122)	$(2,806)	$(362)
International subscription services revenues	(130)	49	(220)	78
International product support revenues	(5,566)	508	(10,412)	295
International other services revenues	(1,980)	289	(4,085)	194

Cost of product support revenues	(149)	46	(265)	53
Cost of other services revenues	(1,899)	337	(3,699)	316
Sales and marketing expenses	(2,428)	329	(4,525)	87
Research and development expenses	7	96	(31)	300
General and administrative expenses	(735)	109	(1,313)	(37)

For example, if there had been no change to foreign currency exchange rates from 2014 to 2015, international product licenses revenues would have been $11.1 million rather than $9.5 million and $19.0 million rather than $16.2 million for the three and six months ended June 30, 2015, respectively. If there had been no change to foreign currency exchange rates from 2014 to 2015, international product support revenues would have been $32.9 million rather than $27.3 million and $64.3 million rather than $53.9 million for the three and six months ended June 30, 2015. If there had been no change to foreign currency exchange rates from 2014 to 2015, sales and marketing expenses would have been $38.6 million rather than $36.2 million and $77.3 million rather than $72.7 million for the three and six months ended June 30, 2015.

Results of Operations

Comparison of the three and six months ended June 30, 2015 and 2014

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$19,882	$16,408	21.2%	$33,911	$30,877	9.8%
International	9,484	12,975	-26.9%	16,212	26,362	-38.5%

Total product licenses revenues	29,366	29,383	-0.1%	50,123	57,239	-12.4%

Subscription Services
Domestic	6,239	5,126	21.7%	12,244	8,931	37.1%
International	835	757	10.3%	1,495	1,393	7.3%

Total subscription services revenues	7,074	5,883	20.2%	13,739	10,324	33.1%

Total product licenses and subscription services revenues	$36,440	$35,266	3.3%	$63,862	$67,563	-5.5%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	5	2	7	6
Between $0.5 million and $1.0 million in licenses revenue recognized	6	7	12	12

Total	11	9	19	18

Domestic:
More than $1.0 million in licenses revenue recognized	5	2	7	6
Between $0.5 million and $1.0 million in licenses revenue recognized	4	4	9	5

Total	9	6	16	11

International:
More than $1.0 million in licenses revenue recognized	0	0	0	0
Between $0.5 million and $1.0 million in licenses revenue recognized	2	3	3	7

Total	2	3	3	7

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$8,693	$3,720	133.7%	$12,185	$9,437	29.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,559	4,529	0.7%	8,598	7,605	13.1%
Less than $0.5 million in licenses revenue recognized	16,114	21,134	-23.8%	29,340	40,197	-27.0%

Total	29,366	29,383	-0.1%	50,123	57,239	-12.4%

Domestic:
More than $1.0 million in licenses revenue recognized	8,693	3,720	133.7%	12,185	9,437	29.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,212	2,733	17.5%	6,688	3,430	95.0%
Less than $0.5 million in licenses revenue recognized	7,977	9,955	-19.9%	15,038	18,010	-16.5%

Total	19,882	16,408	21.2%	33,911	30,877	9.8%

International:
More than $1.0 million in licenses revenue recognized	0	0	n/a	0	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	1,347	1,796	-25.0%	1,910	4,175	-54.3%
Less than $0.5 million in licenses revenue recognized	8,137	11,179	-27.2%	14,302	22,187	-35.5%

Total	$9,484	$12,975	-26.9%	$16,212	$26,362	-38.5%

Product licenses revenues did not significantly change for the three months ended June 30, 2015, as compared to the same period in the prior year. Product licenses revenues decreased $7.1 million for the six months ended June 30, 2015, as compared to the same period in the prior year. For the three months ended June 30, 2015 and 2014, product licenses transactions with more than $0.5 million in recognized revenue represented 45.1% and 28.1%, respectively, of our product licenses revenues. For the six months ended June 30, 2015, our top three product licenses transactions totaled $6.1 million in recognized revenue, or 12.2% of total product licenses revenues, compared to $5.9 million, or 10.3% of total product licenses revenues, for the six months ended June 30, 2014.

Domestic product licenses revenues. Domestic product licenses revenues increased $3.5 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $1.0 million in recognized revenue and an increase in the average deal size for transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues increased $3.0 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size for both transactions with more than $1.0 million in recognized revenue and transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues. International product licenses revenues decreased $3.5 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a decrease in the number of both transactions with recognized revenue between $0.5 million and $1.0 million and transactions with less than $0.5 million in recognized revenue.

International product licenses revenues decreased $10.2 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a decrease in the number of both transactions with recognized revenue between $0.5 million and $1.0 million and transactions with less than $0.5 million in recognized revenue.

Subscription services revenues. Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $1.2 million and $3.4 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily due to an increase in the number of new subscription services customers and an increase in the use of subscription services by existing customers, partially offset by the recognition of $1.0 million in previously deferred revenue for one large customer in the same periods of the prior year.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
Product Support Revenues:
Domestic	$43,458	$42,973	1.1%	$86,154	$84,379	2.1%
International	27,289	31,596	-13.6%	53,898	61,671	-12.6%

Total product support revenues	$70,747	$74,569	-5.1%	$140,052	$146,050	-4.1%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $3.8 million and $6.0 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily due to a $5.6 million and $10.4 million negative foreign exchange impact, respectively, partially offset by new product and premium support contracts. See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the negative foreign exchange impact on our results of operations for the three and six months ended June 30, 2015.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
Other Services Revenues:
Consulting
Domestic	$14,998	$15,746	-4.8%	$29,422	$34,269	-14.1%
International	8,755	12,564	-30.3%	19,035	24,429	-22.1%

Total consulting revenues	23,753	28,310	-16.1%	48,457	58,698	-17.4%

Education	2,000	3,708	-46.1%	4,440	7,446	-40.4%

Total other services revenues	$25,753	$32,018	-19.6%	$52,897	$66,144	-20.0%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased for the three and six months ended June 30, 2015, as compared to the same periods in the prior year, primarily due to a decrease in billable hours with customers worldwide.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased for the three and six months ended June 30, 2015, as compared to the same periods in the prior year, primarily due to lower overall contract values and a decrease in onsite and online course delivery.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30%			Six Months Ended June 30%
	2015	2014	Change	2015	2014	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,906	$2,086	-8.6%	$3,215	$3,914	-17.9%
Subscription services	3,346	4,920	-32.0%	6,725	9,327	-27.9%

Total product licenses and subscription services	5,252	7,006	-25.0%	9,940	13,241	-24.9%

Product support	3,224	3,475	-7.2%	6,560	7,018	-6.5%
Other services:
Consulting	16,656	23,266	-28.4%	34,803	44,989	-22.6%
Education	780	1,866	-58.2%	1,707	3,374	-49.4%

Total other services	17,436	25,132	-30.6%	36,510	48,363	-24.5%

Total cost of revenues	$25,912	$35,613	-27.2%	$53,010	$68,622	-22.8%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased $0.2 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $0.6 million decrease in referral fees related to channel partners and a $0.2 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2.1, which became fully amortized in June 2014, partially offset by a $0.5 million increase in amortization of capitalized software development costs related to MicroStrategy 10 Secure Enterprise, which was made generally available in June 2015. Cost of product licenses revenues decreased $0.7 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $0.7 million decrease in referral fees related to channel partners, a $0.3 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2, which became fully amortized in March 2014, and a $0.3 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2.1, which became fully amortized in June 2014, partially offset by $0.5 million increase in amortization of capitalized software development costs related to MicroStrategy 10 Secure Enterprise, which was made generally available in June 2015. We expect to amortize the remaining balance of our products’ capitalized software development costs as of June 30, 2015 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Development Costs, Net, as of June 30, 2015 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.3	$543	3
MicroStrategy 9.4	2,265	15
MicroStrategy 10 Secure Enterprise	17,495	35

Total capitalized software development costs	$20,303

During the three and six months ended June 30, 2015, we also recorded an additional $4.2 million and $9.6 million, respectively, in capitalized software development costs associated with development efforts related to MicroStrategy 10 Secure Enterprise, which was made generally available in June 2015. These costs are being amortized over the estimated product life of 36 months. All of the above software form part of MicroStrategy 10 Secure Enterprise.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues decreased $1.6 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $0.9 million decrease in equipment, facility, and other related support costs, which included a $0.4 million decrease related to certain reclassifications of depreciation costs to research and development expenses, a $0.3 million decrease in consulting and advisory costs, and a $0.3 million decrease in compensation and related costs due to a decrease in staffing levels. Subscription services headcount decreased 37.3% to 37 at June 30, 2015 from 59 at June 30, 2014.

Cost of subscription services revenues decreased $2.6 million for the six months ended June 30, 2015, as compared to the same period in the prior year, due to a $1.9 million decrease in equipment, facility, and other related support costs, which included a $1.0 million decrease related to certain reclassifications of depreciation costs to research and development expenses, and a $0.7 million decrease in consulting and advisory costs.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues decreased $0.3 million for the three months ended June 30, 2015, as compared to the same period in the prior year, due to a $0.3 million decrease in compensation and related costs due to a decrease in staffing levels. Product support headcount decreased 8.5% to 130 at June 30, 2015 from 142 at June 30, 2014.

Cost of product support revenues decreased $0.5 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in compensation and related costs due to a decrease in staffing levels and a $0.1 million decrease in travel and entertainment expenditures, partially offset by a $0.2 million increase in facility and other related support costs.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $6.6 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $3.1 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.4 million decrease in subcontractor costs, a $1.2 million decrease in travel and entertainment expenditures, a $0.6 million decrease in facility and other related support costs, and a $0.2 million decrease in recruiting costs. Consulting headcount decreased 25.6% to 508 at June 30, 2015 from 683 at June 30, 2014.

Cost of consulting revenues decreased $10.2 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $5.1 million decrease in compensation and related costs due to a decrease in staffing levels, a $2.4 million decrease in travel and entertainment expenditures, a $1.3 million decrease in subcontractor costs, a $1.0 million decrease in facility and other related support costs, and a $0.2 million decrease in recruiting costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $1.1 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.2 million decrease in subcontractor costs, a $0.2 million decrease in travel and entertainment expenditures, and a $0.1 million decrease in facility and other related support costs. Education headcount decreased 41.9% to 25 at June 30, 2015 from 43 at June 30, 2014.

Cost of education revenues decreased $1.7 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $0.8 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.3 million decrease in travel and entertainment expenditures, a $0.2 million decrease in facility and other related support costs, and a $0.2 million decrease in subcontractor costs.

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change

Sales and marketing expenses	$36,219	$60,956	-40.6%	$72,739	$119,833	-39.3%

Sales and marketing expenses decreased $24.7 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $15.7 million decrease in compensation and related costs due to a decrease in staffing levels, a $3.7 million decrease in marketing and advertising costs, a $2.9 million decrease in travel and entertainment expenditures, a $1.2 million decrease in facility and other related support costs, a $1.1 million decrease in recruiting costs, and a $0.6 million decrease in consulting and advisory costs, partially offset by a $0.6 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan. Sales and marketing headcount decreased 44.0% to 515 at June 30, 2015 from 920 at June 30, 2014.

As a result of stock options granted under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense. As of June 30, 2015, we estimate that approximately $10.5 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.5 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Sales and marketing expenses decreased $47.1 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $31.7 million decrease in compensation and related costs due to a decrease in staffing levels, a $6.2 million decrease in marketing and advertising costs, a $5.6 million decrease in travel and entertainment expenditures, a $1.9 million decrease in facility and other related support costs, a $1.5 million decrease in recruiting costs, and a $1.1 million decrease in consulting and advisory costs, partially offset by a $1.1 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan.

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

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change

General and administrative expenses	$21,103	$25,262	-16.5%	$43,228	$51,565	-16.2%

General and administrative expenses decreased $4.2 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $2.9 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.7 million decrease in legal, consulting, and other advisory costs, a $0.5 million decrease in facility and other related support costs, a $0.3 million decrease in other aircraft-related operating costs, and a $0.2 million decrease in travel and entertainment expenditures, partially offset by a $0.7 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan. General and administrative headcount decreased 34.6% to 303 at June 30, 2015 from 463 at June 30, 2014. Having substantially implemented the 2014 Restructuring Plan, we do not expect to increase general and administrative headcount significantly in the near term.

As a result of stock options granted under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense. As of June 30, 2015, we estimate that approximately $33.2 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.7 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

General and administrative expenses decreased $8.3 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $6.2 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.2 million decrease in facility and other related support costs, a $1.1 million decrease in legal, consulting, and other advisory costs, a $0.8 million decrease in travel and entertainment expenditures, a $0.6 million decrease in other aircraft-related operating costs, and a $0.4 million decrease in recruiting costs, partially offset by a $2.5 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2015	2014	Change	2015	2014	Change

Gross research and development expenses before capitalized software development costs	$19,108	$32,748	-41.7%	$39,860	$60,810	-34.5%
Capitalized software development costs	(4,244)	0	n/a	(9,598)	0	n/a

Total research and development expenses	$14,864	$32,748	-54.6%	$30,262	$60,810	-50.2%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,632	$1,295	26.0%	$2,764	$2,919	-5.3%

Research and development expenses, before capitalization of software development costs, decreased $13.6 million for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $10.4 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.3 million decrease in facility and other related support costs, a $0.8 million decrease in consulting and advisory costs, a $0.7 million decrease in recruiting costs, and a $0.3 million decrease in travel and entertainment expenditures. Research and development headcount decreased 53.9% to 508 at June 30, 2015 from 1,101 at June 30, 2014.

As a result of stock options granted under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense. As of June 30, 2015, we estimate that approximately $4.6 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 3.6 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses, before capitalization of software development costs, decreased $21.0 million for the six months ended June 30, 2015, as compared to the same period in the prior year, primarily due to a $15.4 million decrease in compensation and related costs due to a decrease in staffing levels, a $2.1 million decrease in facility and other related support costs, a $1.3 million decrease in recruiting costs, a $1.1 million decrease in consulting and advisory costs, a $0.5 million decrease in travel and entertainment expenditures, and a $0.4 million decrease in share-based compensation expense related to the pre-vesting forfeitures of certain stock options under the 2013 Equity Plan.

Restructuring costs. In the third quarter of 2014, we adopted the 2014 Restructuring Plan, which included a workforce reduction of 777 employees. Restructuring costs consisted primarily of employee severance and related benefit costs, contract termination costs, and other related costs associated with our restructuring activities. As of December 31, 2014, we had implemented substantially all of the 2014 Restructuring Plan. No material restructuring costs were incurred during the three and six months ended June 30, 2015, and no such costs were incurred in the same periods in the prior year. We do not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material. See Note 6, Restructuring, to the Consolidated Financial Statements for further information regarding the 2014 Restructuring Plan and related restructuring costs by major cost category.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of realized and unrealized gains and losses on our foreign currency forward contracts and foreign currency transaction gains and losses. For the three months ended June 30, 2015, other expense, net, of $2.9 million was comprised primarily of $2.6 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, and $0.5 million in net realized and unrealized losses from the settlement of certain foreign currency forward contracts. For the six months ended June 30, 2015, other income, net, of $1.8 million was comprised primarily of $1.0 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, and $0.5 million in net realized and unrealized gains from the settlement of certain foreign currency forward contracts.

Provision for (Benefit from) Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2015 and applied that rate to the income before income taxes in determining the provision for income taxes for the six months ended June 30, 2015. We also record discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2015, we recorded a provision for income taxes of $16.3 million that resulted in an effective tax rate of 27.5%, as compared to a benefit from income taxes of $5.8 million that resulted in an effective tax rate of 25.5% for the six months ended June 30, 2014. The change in the effective tax rate in 2015 is mainly due to changes in the forecasted overall income or loss amounts for 2015 and a change in the expected proportion of U.S. versus foreign income.

As of June 30, 2015, we estimated that we had no U.S. federal net operating loss carryforwards and $3.1 million of foreign net operating loss carryforwards. As of June 30, 2015, we estimated that we had foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $4.4 million. As of June 30, 2015, we had a valuation allowance of $2.3 million primarily related to certain foreign tax credit carryforwards and foreign net operating loss carryforwards that, in our present estimation, more likely than not will not be realized.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30, 2015	December 31, 2014	June 30, 2014
Current:
Deferred product licenses revenue	$12,525	$10,927	$14,487
Deferred subscription services revenue	12,362	16,018	11,174
Deferred product support revenue	146,194	168,833	156,018
Deferred other services revenue	6,737	10,564	14,696

Gross current deferred revenue and advance payments	177,818	206,342	196,375
Less: unpaid deferred revenue	(58,045)	(97,929)	(64,052)

Net current deferred revenue and advance payments	$119,773	$108,413	$132,323

Non-current:
Deferred product licenses revenue	$6,714	$8,012	$7,431
Deferred subscription services revenue	463	750	949
Deferred product support revenue	8,147	7,505	6,696
Deferred other services revenue	1,537	1,047	1,061

Gross non-current deferred revenue and advance payments	16,861	17,314	16,137
Less: unpaid deferred revenue	(6,552)	(6,496)	(3,116)

Net non-current deferred revenue and advance payments	$10,309	$10,818	$13,021

Total current and non-current:
Deferred product licenses revenue	$19,239	$18,939	$21,918
Deferred subscription services revenue	12,825	16,768	12,123
Deferred product support revenue	154,341	176,338	162,714
Deferred other services revenue	8,274	11,611	15,757

Gross current and non-current deferred revenue and advance payments	194,679	223,656	212,512
Less: unpaid deferred revenue	(64,597)	(104,425)	(67,168)

Net current and non-current deferred revenue and advance payments	$130,082	$119,231	$145,344

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $29.0 million as of June 30, 2015, as compared to December 31, 2014, primarily due to the recognition of previously deferred subscription services, product support, and other services revenues, partially offset by an increase in deferred revenue from new product licenses contracts. Total gross deferred revenue and advance payments decreased $17.8 million as of June 30, 2015, as compared to June 30, 2014, primarily due to the recognition of previously deferred product licenses, product support, and other services revenues, partially offset by an increase in deferred revenue from new subscription services contracts.

We expect to recognize approximately $177.8 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of June 30, 2015, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2020 totaling approximately $128.0 million.

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

As of June 30, 2015, total accrued restructuring costs were $0.2 million, most of which are expected to be paid in 2015. We do not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material. In addition to the 2014 Restructuring Plan, we have implemented other internal cost-saving initiatives. Our results of operations also reflect the impact of additional cost reductions resulting from employee turnover that has occurred outside of the 2014 Restructuring Plan. We expect the cost savings both related to and occurring outside of the 2014 Restructuring Plan will continue to result in decreases in our operating expenses in 2015 as compared to the same periods in 2014.

As of June 30, 2015 and December 31, 2014, the amount of cash and cash equivalents and short-term investments held by U.S. entities were $178.3 million and $139.1 million, respectively, and by non-U.S. entities were $249.6 million and $206.4 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $201.7 million at December 31, 2014. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, restructuring activities, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended
	June 30,		%
	2015	2014	Change

Net cash provided by operating activities	$92,033	$14,370	540.5%
Net cash used in investing activities	$(41,009)	$(122,677)	-66.6%
Net cash provided by (used in) financing activities	$6,186	$(341)	-1914.1%

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

Net cash provided by operating activities was $92.0 million and $14.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash provided by operating activities during the six months ended June 30, 2015, as compared to the same period in the prior year, was due to a $59.7 million increase in net income and a $21.4 million increase from changes in non-cash items, offset by a $3.5 million decrease from changes in operating assets and liabilities. Non-cash items primarily consist of depreciation and amortization, bad debt expense, unrealized net losses on foreign currency forward contracts, the non-cash portion of adjustments to accrued restructuring costs, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities. The changes in net cash used in investing activities primarily relate to purchases and redemptions of short-term investments, expenditures on property and equipment, and capitalized software development costs. Net cash used in investing activities was $41.0 million and $122.7 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in net cash used in investing activities for the six months ended June 30, 2015, as compared to the same period in the prior year, was primarily due to a $78.3 million increase in proceeds from the redemption of U.S. Treasury securities, a $12.0 million decrease in purchases of short-term investments, and a $0.9 million decrease in purchases of property and equipment, partially offset by a $9.6 million increase in capitalized software development costs.

Net Cash Provided by (Used in) Financing Activities. The changes in net cash provided by (used in) financing activities primarily relate to the exercise of stock options under the 2013 Equity Plan, excess tax benefits from share-based compensation arrangements, and payments on capital lease and other financing arrangements. Net cash provided by financing activities was $6.2 million for the six months ended June 30, 2015. Net cash used in financing activities was $0.3 million for the six months ended June 30, 2014. The increase in net cash provided by financing activities for the six months ended June 30, 2015, as compared to the same period in the prior year, was due to a $5.4 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan, a $1.0 million increase in excess tax benefits from share-based compensation arrangements, and a $0.1 million decrease in payments on capital lease and other financing arrangements.

Contractual Obligations. As disclosed in Note 8, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of June 30, 2015:

	Payments due by period ended June 30,
	Total	2016	2017-2018	2019-2020	Thereafter
Contractual Obligations:
Operating leases	$101,087	$24,821	$39,039	$25,495	$11,732
Capital leases and other financing arrangements	1,468	1,387	70	11	0

Total	$102,555	$26,208	$39,109	$25,506	$11,732

Unrecognized Tax Benefits. As of June 30, 2015, we had $2.7 million of total gross unrecognized tax benefits, including interest accrued, recorded in other long-term liabilities. The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2015.

Off-Balance Sheet Arrangements. As of June 30, 2015, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (1) the entity’s contracts with customers, (2) the significant judgments, and changes in judgments, made in applying the guidance to those contracts, and (3) any assets recognized from the costs to obtain or fulfill a contract with a customer. ASU 2014-09 is effective for interim and annual periods beginning January 1, 2018. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance on which existing accounting model should be applied to cloud computing arrangements. Under ASU 2015-05, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. Specifically, fees paid by a customer in a cloud computing arrangement will be subject to internal-use software guidance if the customer has both the contractual right to take possession of the software at any time without significant penalty and it is feasible for the customer to run the software on its own hardware. Arrangements that do not meet both of the criteria are considered service contracts, and separate accounting for a license will not be permitted. ASU 2015-05 is effective for interim and annual periods beginning January 1, 2016. The standard allows entities to apply the standard retrospectively or prospectively for all new transactions entered into or materially modified after the date of adoption. The Company utilizes certain cloud computing arrangements in its daily business operations and is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of June 30, 2015, we held approximately $226.7 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 35.3% and 41.8% of our total revenues for the three months ended June 30, 2015 and 2014, respectively, and 35.8% and 41.7% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. Although we were not party to any foreign currency forward contracts as of June 30, 2015, from time to time we have entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange exposure, and may do so again in the future. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for speculative trading purposes. See Note 3, Fair Value Measurements, to the Consolidated Financial Statements for further information on foreign currency forward contracts. We cannot be sure that any future hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of June 30, 2015 and December 31, 2014, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of outstanding foreign currency forward contracts for the period ending December 31, 2014, would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% and 0.3%, respectively. The exposure to an adverse change in foreign currency rates as of June 30, 2015 decreased primarily due to a strengthening of the U.S. dollar and a decrease of cash balances in our non-U.S. dollar-based bank accounts as compared to December 31, 2014. If average exchange rates during the six months ended June 30, 2015 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2015 would have decreased by 3.2%. During the six months ended June 30, 2015, our revenues were lower by 6.4% as a result of a 15.5% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In December 2014, the Federal Circuit issued an opinion vacating the District of Massachusetts’ summary judgment, stating that the claim construction on which the summary judgment was based was incorrect. In January 2015, the Federal Circuit ordered that the case be remanded for further proceedings, and in February 2015, MicroStrategy filed motions for summary judgment in the district court on grounds of non-infringement and invalidity. The district court heard oral arguments on these motions on May 13, 2015, and the Company is awaiting the district court’s rulings. We have received indemnification requests from certain of our resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringed four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. In October 2013, the Northern District of California entered judgment of non-infringement in favor of the Company, which the Federal Circuit affirmed in April 2015.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the six months ended June 30, 2015; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

As of June 30, 2015, option awards granted under our stock incentive plan are expected to result in our recognizing additional share-based compensation expense of approximately $48.3 million over the remaining weighted average vesting period of approximately 3.0 years. If our revenues are not sufficient to offset these and other operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2015, we had $16.0 million of deferred tax assets, net of a $2.3 million valuation allowance, and if we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Further changes in the tax laws of foreign jurisdictions could arise, whether as a result of the base erosion and profit shifting (BEPS) project being undertaken by the Organisation for Economic Co-operation and Development (OECD) or otherwise. The OECD, which represents a coalition of member countries, is in the process of issuing recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions that the OECD has previously taken. These contemplated changes, if finalized and adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.

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

Usher competes with technologies categorized as user authentication products, which are dominated by a few companies such as the RSA division of EMC, CA, SafeNet, Vasco, and Gemalto. These competitors focus primarily on traditional forms of identity verification such as smart cards, tokens, and password managers. These companies have significant name recognition and offer solutions with security architectures that are familiar to IT buyers. Usher also competes with companies with newer solutions, often involving mobile technology, including Telesign, Authentify, SecurEnvoy, Daon, Entrust, and Duo Security. To date, we have expended significant resources in the development and marketing of Usher, which has not generated significant revenues. Failure to adequately differentiate and market our technology from these competitors could materially adversely affect our ability to generate significant revenues from Usher.

We depend on revenue from a single suite of products and related services

Our MicroStrategy Analytics software and related products and services account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the adoption or prices of, our MicroStrategy Analytics software as a result of, among other factors, any change in our pricing model, increased competition, maturation in the markets for these products, or other risks described in this document.

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

Analytics applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis new or enhanced offerings that respond to technological change or new customer requirements, nor can we be sure that any new or enhanced offerings, such as MicroStrategy 10 Secure Enterprise, which was made generally available in June 2015, will achieve market acceptance. Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue. For example, customers may delay making purchases of a new offering to permit them to make a more thorough evaluation of the offering, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new offering due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s offering rather than migrate to our new offering. This could result in a temporary or permanent revenue shortfall and materially adversely affect our business.

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

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, in recent years we have introduced a number of innovative technologies designed to enable companies to capitalize on Big Data, mobile applications, cloud-based services, and security trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third-party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated. For example, we have expended significant resources in the development and marketing of Usher, which has not generated significant revenues to date. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

Business disruptions, including interruptions, delays, or failures in service from our third-party data center hosting facilities and other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, and Poland. In addition, we serve our customers, and manage certain critical internal processes, using third-party data center hosting facilities located in the United States and England and other third-party services, including Amazon Web Services and other cloud services. We are a highly automated business, and a disruption or failure of our systems, or the third-party hosting facilities or other services that we use, could cause delays in completing sales and providing services. Such disruptions or failures could include a major earthquake, fire, cyber-attack, act of terrorism or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

Any such disruptions or failures could (i) result in the destruction or disruption of any of our critical business operations, controls, or procedures or information technology systems, (ii) severely affect our ability to conduct normal business operations, (iii) result in a material weakness in our internal control over financial reporting, (iv) cause our customers to terminate their subscriptions, (v) result in our issuing credits or paying penalties or fines, (vi) harm our reputation, (vii) adversely affect our attrition rates or our ability to attract new customers, or (viii) cause our offerings to be perceived as not being secure, any of which could materially adversely affect our future operating results.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the six months ended June 30, 2015, transactions by channel partners for which we recognized revenues accounted for 19.3% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $194.7 million as of June 30, 2015. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $64.6 million, resulting in net current and non-current deferred revenue and advance payments of $130.1 million as of June 30, 2015. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2020 totaling approximately $128.0 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 35.3% and 41.8% of our total revenues for the three months ended June 30, 2015 and 2014, respectively, and 35.8% and 41.7% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the six months ended June 30, 2015 and 2014, our top three product licenses transactions with recognized revenue totaled $6.1 million and $5.9 million, respectively, or 12.2% and 10.3% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements.

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

Our agreements with customers typically contain provisions designed to limit our exposure to product liability, warranty, and other claims. It is possible, however, that these provisions may not be effective under the laws of certain domestic or international jurisdictions and we may be exposed to product liability, warranty, and other claims. A successful product liability claim against us could have a material adverse effect on our business, operating results, and financial condition.

Changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could materially adversely affect our business

Aspects of our business, including our cloud services offerings and Usher, involve processing, storing, and transmitting personal data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of customer and employee data that we store through our cloud services offerings, networks, and other systems, including personal data, is increasing. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny. For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. Our access to protected health information through our cloud services offerings triggers obligations to comply with certain privacy rules and data security requirements under HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

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

If a successful infringement claim is made against us and we fail to develop or license a substitute technology or brand name, as applicable, our business, results of operations, financial condition, or cash flows could be materially adversely affected.

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

Because of the rights of our two classes of common stock, and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 23, 2015, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.6% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.8% of the total voting power, as of July 23, 2015. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

During the three months ended June 30, 2015, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 9, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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
Douglas K. Thede
Senior Executive Vice President & Chief Financial Officer

Date: July 30, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on January 30, 2015 and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Summary of Changes in Salary and Cash Bonus for Timothy E. Lang (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on May 20, 2015 under the heading “Salary Determination and 2015 Cash Bonus Target for Chief Technology Officer” and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts and compensatory plans or arrangements