Form 10-Q
period 2015-09-30
MICROSTRATEGY INC
filed 2015-10-29
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 22, 2015 was 9,329,603 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2014, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	1

	Consolidated Statements of Operations for the Three Months Ended September 30, 2015 and 2014	2

	Consolidated Statements of Operations for the Nine Months Ended September 30, 2015 and 2014	3

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	57

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$230,188	$146,919
Restricted cash	487	661
Short-term investments	226,689	198,547
Accounts receivable, net	55,039	78,633
Prepaid expenses and other current assets	12,078	17,669
Deferred tax assets, net	12,373	19,936

Total current assets	536,854	462,365

Property and equipment, net	68,862	77,852
Capitalized software development costs, net	17,807	13,469
Deposits and other assets	2,184	3,951
Deferred tax assets, net	2,247	1,160

Total assets	$627,954	$558,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,609	$35,458
Accrued compensation and employee benefits	38,570	50,588
Accrued restructuring costs	98	2,284
Deferred revenue and advance payments	115,504	108,413
Deferred tax liabilities	395	557

Total current liabilities	181,176	197,300

Deferred revenue and advance payments	10,297	10,818
Other long-term liabilities	20,166	22,679
Deferred tax liabilities	7,803	3,529

Total liabilities	219,442	234,326

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,734 shares issued and 9,329 shares outstanding, and 15,660 shares issued and 9,255 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,055 shares issued and outstanding, respectively	2	2
Additional paid-in capital	525,632	506,727
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(6,047)	(4,363)
Retained earnings	364,093	297,273

Total stockholders’ equity	408,512	324,471

Total liabilities and stockholders’ equity	$627,954	$558,797

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Revenues:
Product licenses	$27,511	$33,969
Subscription services	6,546	5,993

Total product licenses and subscription services	34,057	39,962
Product support	71,392	75,019
Other services	24,087	36,221

Total revenues	129,536	151,202

Cost of revenues:
Product licenses	2,680	1,542
Subscription services	3,075	4,502

Total product licenses and subscription services	5,755	6,044
Product support	3,174	3,695
Other services	15,755	25,214

Total cost of revenues	24,684	34,953

Gross profit	104,852	116,249

Operating expenses:
Sales and marketing	36,403	58,195
Research and development	17,789	28,659
General and administrative	19,843	24,811
Restructuring costs	86	11,578

Total operating expenses	74,121	123,243

Income (loss) from operations	30,731	(6,994)
Interest income, net	116	53
Other income, net	766	4,928

Income (loss) before income taxes	31,613	(2,013)
Provision for (benefit from) income taxes	7,720	(1,168)

Net income (loss)	23,893	(845)

Basic earnings (loss) per share (1)	$2.10	$(0.07)

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,365	11,301

Diluted earnings (loss) per share (1)	$2.06	$(0.07)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,589	11,301

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Revenues:
Product licenses	$77,634	$91,208
Subscription services	20,285	16,317

Total product licenses and subscription services	97,919	107,525
Product support	211,444	221,069
Other services	76,984	102,365

Total revenues	386,347	430,959

Cost of revenues:
Product licenses	5,895	5,456
Subscription services	9,800	13,829

Total product licenses and subscription services	15,695	19,285
Product support	9,734	10,713
Other services	52,265	73,577

Total cost of revenues	77,694	103,575

Gross profit	308,653	327,384

Operating expenses:
Sales and marketing	109,142	178,028
Research and development	48,051	89,469
General and administrative	63,071	76,376
Restructuring costs	261	11,578

Total operating expenses	220,525	355,451

Income (loss) from operations	88,128	(28,067)
Interest income, net	129	133
Other income, net	2,601	3,336

Income (loss) before income taxes	90,858	(24,598)
Provision for (benefit from) income taxes	24,038	(6,934)

Net income (loss)	66,820	(17,664)

Basic earnings (loss) per share (1)	$5.89	$(1.56)

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,345	11,301

Diluted earnings (loss) per share (1)	$5.80	$(1.56)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,521	11,301

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)

Net income (loss)	$23,893	$(845)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	(597)	(2,103)
Less: reclassification adjustment for translation gain included in other income	280	0

Foreign currency translation adjustment, net	(317)	(2,103)
Unrealized (loss) gain on short-term investments	(21)	4

Total other comprehensive loss	(338)	(2,099)

Comprehensive income (loss)	$23,555	$(2,944)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)

Net income (loss)	$66,820	$(17,664)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	(1,649)	(2,186)
Less: reclassification adjustment for translation gain included in other income	280	0

Foreign currency translation adjustment, net	(1,369)	(2,186)
Unrealized (loss) gain on short-term investments	(35)	23

Total other comprehensive loss	(1,404)	(2,163)

Comprehensive income (loss)	$65,416	$(19,827)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$66,820	$(17,664)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,172	19,305
Bad debt expense	683	2,242
Unrealized net loss (gain) on foreign currency forward contracts	1,641	(926)
Non-cash portion of adjustments to accrued restructuring costs	(127)	165
Deferred taxes	11,015	(12,337)
Release of liabilities for unrecognized tax benefits	(61)	0
Share-based compensation expense	12,503	8,561
Excess tax benefits from share-based compensation arrangements	(963)	0
Reclassification of foreign currency translation adjustment from other comprehensive income	(280)	0
Changes in operating assets and liabilities:
Accounts receivable	19,511	23,488
Prepaid expenses and other current assets	3,377	(5,197)
Deposits and other assets	1,562	412
Accounts payable and accrued expenses	(4,933)	(2,757)
Accrued compensation and employee benefits	(10,275)	(19,380)
Accrued restructuring costs	(1,940)	8,083
Deferred revenue and advance payments	11,153	11,723
Other long-term liabilities	(2,415)	603

Net cash provided by operating activities	123,443	16,321

Investing activities:
Proceeds from redemption of short-term investments	316,000	222,300
Purchases of property and equipment	(3,352)	(11,856)
Purchases of short-term investments	(344,033)	(303,565)
Capitalized software development costs	(9,598)	(2,254)
Decrease (increase) in restricted cash	113	(1,013)

Net cash used in investing activities	(40,870)	(96,388)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	5,439	0
Excess tax benefits from share-based compensation arrangements	963	0
Payments on capital lease obligations and other financing arrangements	(1,430)	(2,035)

Net cash provided by (used in) financing activities	4,972	(2,035)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,276)	(2,063)

Net increase (decrease) in cash and cash equivalents	83,269	(84,165)
Cash and cash equivalents, beginning of period	146,919	220,171

Cash and cash equivalents, end of period	$230,188	$136,006

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$14	$0

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

(2) Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (1) the entity’s contracts with customers, (2) the significant judgments, and changes in judgments, made in applying the guidance to those contracts, and (3) any assets recognized from the costs to obtain or fulfill a contract with a customer. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

The Company is exposed to certain risks related to its ongoing business operations, including the effect of changes in foreign exchange rates on the Company’s monetary assets and liabilities denominated in foreign currency. The Company may use foreign currency forward contracts as part of its strategy to manage these risks, but does not hold or issue derivative instruments for trading purposes or speculation. The Company executes these instruments with financial institutions that hold an investment grade credit rating. These foreign currency forward contracts do not meet the requirements for hedge accounting and are recorded on the balance sheet as either an asset or liability measured at their fair value as of the reporting date. Changes in the fair value of derivative instruments, as measured using the three-level hierarchy described above, are recognized in “Other income, net” in the Company’s Consolidated Statements of Operations.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2015, there were no financial assets or liabilities measured at fair value on a recurring basis. As of December 31, 2014, financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands):

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

Changes in the fair value of our foreign currency forward contracts (in thousands) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Gain (Loss) on Derivative Instruments Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014

Non-hedging derivative instruments:
Unrealized gain (loss) on foreign currency forward contracts	Other income, net	$0	$1,012	$(1,641)	$926

Realized gain (loss) on foreign currency forward contracts	Other income, net	$0	$0	$2,129	$(562)

The “unrealized gain (loss) on foreign currency forward contracts” line item in the above table includes both the unrealized fair value gains and losses on outstanding foreign currency forward contracts and the reversal of previous period unrealized gains and losses upon the settlement of foreign currency forward contracts. There were no foreign currency forward contracts outstanding as of September 30, 2015. There were no transfers among the levels within the fair value hierarchy during each of the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The amortized cost, carrying value, and fair value of held-to-maturity investments at September 30, 2015 were $226.6 million, $226.6 million, and $226.7 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2014 were $198.5 million, $198.5 million, and $198.5 million, respectively. The gross unrecognized holding gains and losses were not material for each of the three and nine months ended September 30, 2015 and 2014. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	September 30, 2015	December 31, 2014
Billed and billable	$115,389	$187,470
Less: unpaid deferred revenue	(56,599)	(104,425)

Accounts receivable, gross	58,790	83,045
Less: allowance for doubtful accounts	(3,751)	(4,412)

Accounts receivable, net	$55,039	$78,633

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

Costs associated with the 2014 Restructuring Plan included employee severance and related benefit costs (including outplacement services and continuing health insurance coverage), contract termination costs (including operating lease terminations for certain office space at the Company’s corporate headquarters and other international locations), and other charges (including external consulting and advisory fees related to implementing the restructuring plan). The following table summarizes the major types of costs associated with the 2014 Restructuring Plan (in thousands) for each of the three and nine months ended September 30, 2015 and 2014, total costs incurred through September 30, 2015 and total costs expected to be incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Costs	Total Expected
	2015	2014	2015	2014	Incurred To Date	Plan Costs
Severance and related employee benefits	$0	$10,107	$0	$10,107	$13,162	$13,162
Contract termination costs	0	1,358	0	1,358	1,159	1,159
Other costs	86	113	261	113	672	749

Total restructuring costs	$86	$11,578	$261	$11,578	$14,993	$15,070

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The total restructuring costs above are reported as “Restructuring costs” under “Operating expenses” in the Company’s Consolidated Statements of Operations.

Restructuring-related liabilities are reported as “Accrued restructuring costs” in the Company’s Consolidated Balance Sheets. The following table presents a summary of changes in the restructuring-related liabilities (in thousands) for the nine months ended September 30, 2015:

	Balance as of January 1, 2015	Costs Incurred	Cash Payments	Non-cash Settlements	Adjustments and Other	Balance as of September 30, 2015
Current:
Severance and related employee benefits	$2,215	$0	$(1,885)	$0	$(237)	$93
Contract termination costs	0	0	0	0	0	0
Other costs	69	261	(315)	0	(10)	5

Total current accrued restructuring costs	$2,284	$261	$(2,200)	$0	$(247)	$98

(7) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30, 2015	December 31, 2014
Current:
Deferred product licenses revenue	$13,155	$10,927
Deferred subscription services revenue	11,172	16,018
Deferred product support revenue	135,999	168,833
Deferred other services revenue	6,794	10,564

Gross current deferred revenue and advance payments	167,120	206,342
Less: unpaid deferred revenue	(51,616)	(97,929)

Net current deferred revenue and advance payments	$115,504	$108,413

Non-current:
Deferred product licenses revenue	$6,344	$8,012
Deferred subscription services revenue	808	750
Deferred product support revenue	6,962	7,505
Deferred other services revenue	1,166	1,047

Gross non-current deferred revenue and advance payments	15,280	17,314
Less: unpaid deferred revenue	(4,983)	(6,496)

Net non-current deferred revenue and advance payments	$10,297	$10,818

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third-party claims arising from intellectual property infringement. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of September 30, 2015 or December 31, 2014.

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

At September 30, 2015 and December 31, 2014, deferred rent of $16.6 million and $18.9 million, respectively, is included in other long-term liabilities, and $3.3 million and $3.0 million, respectively, is included in current accrued expenses.

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts (the “District Court”). The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the District Court entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In December 2014, the Federal Circuit issued an opinion vacating the District Court’s summary judgment, stating that the claim construction on which the summary judgment was based was incorrect. In January 2015, the Federal Circuit ordered that the case be remanded for further proceedings, and in February 2015, the Company filed motions for summary judgment in the District Court on grounds of non-infringement and invalidity. On September 4, 2015, the District Court denied the Company’s motions for summary judgment. The Company has received indemnification requests from certain of its channel partners and customers who were sued by DataTern in the District Court in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

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

(9) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. During each of the three and nine months ended September 30, 2015 and 2014, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of September 30, 2015, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. The average price per share and aggregate cost amounts disclosed above include broker commissions.

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

As of September 30, 2015, the Company had unrecognized tax benefits of $2.7 million, which are recorded in other long-term liabilities. If recognized, $1.9 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount. As of September 30, 2015, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.5 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30,	December 31,
	2015	2014
Deferred tax assets, net of deferred tax liabilities	$8,518	$19,321
Valuation allowance	(2,096)	(2,311)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$6,422	$17,010

The valuation allowance as of September 30, 2015 and December 31, 2014 primarily relates to certain foreign net operating loss carryforward and foreign tax credit carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2015 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2015. The Company also records discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2015, the Company recorded a provision for income taxes of $24.0 million that resulted in an effective tax rate of 26.5%, as compared to a benefit from income taxes of $6.9 million that resulted in an effective tax rate of 28.2% for the nine months ended September 30, 2014. The change in the effective tax rate in 2015 is mainly due to changes in the forecasted overall income or loss amounts for 2015, a change in the expected proportion of U.S. versus foreign income, and changes in discrete tax benefits.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of September 30, 2015 and December 31, 2014, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $196.4 million and $139.1 million, respectively, and by non-U.S. entities was $260.5 million and $206.4 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $201.7 million at December 31, 2014. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

(11) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants. In addition, the 2013 Equity Plan provides for automatic annual stock option grants (with the first set of such annual grants awarded in May 2015) to the Company’s non-employee directors in the amount of 5,000 shares of the Company’s class A common stock per director, per year. As of September 30, 2015, the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan was 1,500,000 shares. In October 2015, the Board of Directors authorized, subject to stockholder approval, an increase in the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 1,500,000 shares to 1,700,000 shares.

During the third quarter of 2015, stock options to purchase an aggregate of 130,000 shares of class A common stock were granted to certain Company officers and employees pursuant to the 2013 Equity Plan. As of September 30, 2015, there were options to purchase 1,436,250 shares of class A common stock outstanding under the 2013 Equity Plan and no remaining shares of class A common stock authorized for issuance and not subject to outstanding awards under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended September 30, 2015:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of July 1, 2015	1,306	$120.62
Granted	130	201.25
Exercised	0	0.00	$0
Forfeited/Expired	0	0.00

Balance as of September 30, 2015	1,436	$127.91

Exercisable as of September 30, 2015	351	$103.09	$32,800	7.6
Expected to vest as of September 30, 2015	1,035	$138.03	$61,105	8.8

Total	1,386	$129.18	$93,904	8.5

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock options outstanding as of September 30, 2015 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2015
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$ 92.84 - $120.00	507	$94.49	6.9
$120.01 - $150.00	514	$121.43	8.6
$150.01 - $180.00	285	$165.66	9.3
$180.01 - $201.25	130	$201.25	9.9

Total	1,436	$127.91	8.2

An aggregate of 125,000 stock options with an aggregate fair value of $5.3 million vested during the three months ended September 30, 2015. The Company expects the majority of unvested options at September 30, 2015 to fully vest in future years in accordance with their vesting schedules. Share-based compensation expense has been adjusted, where applicable, for any expected forfeitures. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $82.89 for each share subject to a stock option granted during the three months ended September 30, 2015, based on the following assumptions:

Three months ended
September 30,
2015

Expected term of options in years	6.3
Expected volatility	39.0%
Risk-free interest rate	1.9%
Expected dividend yield	0.0%

No stock option awards were granted during the three months ended September 30, 2014.

For the three and nine months ended September 30, 2015, the Company recognized approximately $4.5 million and $12.5 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and nine months ended September 30, 2014, the Company recognized approximately $3.9 million and $8.6 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of September 30, 2015, there was approximately $54.5 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.0 years.

During the nine months ended September 30, 2015, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated under the 2013 Equity Plan. Accordingly, stockholders’ equity increased by $1.0 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, no windfall tax benefits were realized from the exercise of stock options.

(12) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of September 30, 2015 and December 31, 2014, there were no shares of preferred stock issued or outstanding.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three and nine months ended September 30, 2015, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 318,000 and 276,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and nine months ended September 30, 2014, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 1,260,000 and 970,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

(13) Segment Information

The Company manages its business in one operating segment. The Company’s one operating segment is engaged in the design, development, marketing, and sales of analytics, mobile, and security software platforms through licensing arrangements and cloud-based subscriptions and related services. It includes MicroStrategy 10 Secure EnterpriseTM (which consists of MicroStrategy AnalyticsTM, MicroStrategy MobileTM, and UsherTM) and MicroStrategy Secure Cloud. The following table presents total revenues, gross profit, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended September 30, 2015
Total revenues	$77,837	$40,450	$11,249	$129,536
Gross profit	$62,583	$32,802	$9,467	$104,852
Three months ended September 30, 2014
Total revenues	$89,732	$44,296	$17,174	$151,202
Gross profit	$68,677	$33,019	$14,553	$116,249
Nine months ended September 30, 2015
Total revenues	$242,775	$109,447	$34,125	$386,347
Gross profit	$195,435	$84,637	$28,581	$308,653
Nine months ended September 30, 2014
Total revenues	$252,879	$131,366	$46,714	$430,959
Gross profit	$191,681	$96,864	$38,839	$327,384
As of September 30, 2015
Long-lived assets	$82,260	$4,089	$2,504	$88,853
As of September 30, 2014
Long-lived assets	$83,322	$6,160	$5,169	$94,651

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and nine months ended September 30, 2015 and 2014, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2015 and 2014, no individual customer accounted for 10% or more of total consolidated revenues.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2015 and December 31, 2014, no individual foreign country accounted for 10% or more of total consolidated assets.

(14) Subsequent Events

As discussed in Note 11, Share-based Compensation, in October 2015, the Board of Directors authorized, subject to stockholder approval, an increase in the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 1,500,000 shares to 1,700,000 shares.

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

Overview

MicroStrategy® is a leading worldwide provider of enterprise software platforms. MicroStrategy provides system-of-record reporting and interactive visualization capabilities offered on any device or in the cloud. The Company’s mission is to provide enterprise software platforms that are flexible, powerful, scalable, and user-friendly.

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

MicroStrategy 10 Secure Enterprise empowers organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise via two distinct end-user platforms, MicroStrategy Analytics and MicroStrategy Desktop™. MicroStrategy Analytics, which is included as part of MicroStrategy 10 Secure Enterprise, delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. MicroStrategy Analytics is available both as on-premises software and hosted as a service offering in the MicroStrategy Secure Cloud. MicroStrategy Desktop is a standalone, on-premise visual data discovery tool designed to enable business users to analyze and understand their data. With MicroStrategy Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

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

MicroStrategy Analytics, MicroStrategy Mobile, and MicroStrategy Secure Cloud together with related product and support services, continue to generate the vast majority of our revenue. During each of the three and nine months ended September 30, 2015 and 2014, we did not generate significant revenues from Usher.

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues
Product licenses	$27,511	$33,969	$77,634	$91,208
Subscription services	6,546	5,993	20,285	16,317

Total product licenses and subscription services	34,057	39,962	97,919	107,525

Product support	71,392	75,019	211,444	221,069
Other services	24,087	36,221	76,984	102,365

Total revenues	129,536	151,202	386,347	430,959

Cost of revenues
Product licenses	2,680	1,542	5,895	5,456
Subscription services	3,075	4,502	9,800	13,829

Total product licenses and subscription services	5,755	6,044	15,695	19,285

Product support	3,174	3,695	9,734	10,713
Other services	15,755	25,214	52,265	73,577

Total cost of revenues	24,684	34,953	77,694	103,575

Gross profit	104,852	116,249	308,653	327,384

Operating expenses
Sales and marketing	36,403	58,195	109,142	178,028
Research and development	17,789	28,659	48,051	89,469
General and administrative	19,843	24,811	63,071	76,376
Restructuring costs	86	11,578	261	11,578

Total operating expenses	74,121	123,243	220,525	355,451

Income (loss) from operations	$30,731	$(6,994)	$88,128	$(28,067)

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

As of September 30, 2015, we had a total of 1,939 employees, of whom 917 were based in the United States and 1,022 were based internationally. Of our 1,939 employees, 507 were engaged in sales and marketing, 464 in research and development, 667 in subscription, product support, consulting, and education services, and 301 in finance, administration, and corporate operations. The following table summarizes employee headcount, as of the dates indicated and reflects changes resulting from the 2014 Restructuring Plan as well as new hires and employee turnover outside of the 2014 Restructuring Plan:

	September 30,	December 31,	September 30,
	2014	2014	2015

Subscription services	61	57	33
Product support	144	138	127
Consulting	676	600	480
Education	35	24	27
Sales and marketing	827	662	507
Research and development	965	645	464
General and administrative	417	344	301

Total headcount	3,125	2,470	1,939

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales and marketing	$808	$200	$2,022	$324
Research and development	359	407	615	1,025
General and administrative	3,379	3,272	9,866	7,212

Total share-based compensation expense	$4,546	$3,879	$12,503	$8,561

As of September 30, 2015, we estimate that approximately $54.5 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 3.0 years.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Reconciliation of non-GAAP income (loss) from operations:
Income (loss) from operations	$30,731	$(6,994)	$88,128	$(28,067)
Share-based compensation expense	4,546	3,879	12,503	8,561
Restructuring costs	86	11,578	261	11,578

Non-GAAP income (loss) from operations	$35,363	$8,463	$100,892	$(7,928)

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

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. As currency rates change from quarter over quarter and year over year, our results of operations may be impacted. The table below summarizes the impact (in thousands) of fluctuations in foreign currency exchange rates on certain components of our Consolidated Statements of Operations by showing the increase (decrease) in revenues or expenses, as applicable, from the same period in the prior year. The term “international” refers to operations outside of the United States and Canada.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

International product licenses revenues	$(1,857)	$(227)	$(4,663)	$(589)
International subscription services revenues	(94)	28	(314)	106
International product support revenues	(5,302)	(239)	(15,714)	56
International other services revenues	(1,826)	(85)	(5,911)	109

Cost of product support revenues	(168)	34	(433)	87
Cost of other services revenues	(1,566)	21	(5,265)	337
Sales and marketing expenses	(2,462)	(71)	(6,987)	16
Research and development expenses	(69)	23	(100)	323
General and administrative expenses	(584)	(49)	(1,897)	(86)

For example, if there had been no change to foreign currency exchange rates from 2014 to 2015, international product licenses revenues would have been $14.5 million rather than $12.7 million and $33.5 million rather than $28.9 million for the three and nine months ended September 30, 2015, respectively. If there had been no change to foreign currency exchange rates from 2014 to 2015, international product support revenues would have been $33.6 million rather than $28.3 million and $97.9 million rather than $82.2 million for the three and nine months ended September 30, 2015, respectively. If there had been no change to foreign currency exchange rates from 2014 to 2015, sales and marketing expenses would have been $38.9 million rather than $36.4 million and $116.1 million rather than $109.1 million for the three and nine months ended September 30, 2015, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2015 and 2014

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$14,851	$18,534	-19.9%	$48,762	$49,411	-1.3%
International	12,660	15,435	-18.0%	28,872	41,797	-30.9%

Total product licenses revenues	27,511	33,969	-19.0%	77,634	91,208	-14.9%

Subscription Services
Domestic	5,702	5,260	8.4%	17,946	14,191	26.5%
International	844	733	15.1%	2,339	2,126	10.0%

Total subscription services revenues	6,546	5,993	9.2%	20,285	16,317	24.3%

Total product licenses and subscription services revenues	$34,057	$39,962	-14.8%	$97,919	$107,525	-8.9%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	4	5	11	11
Between $0.5 million and $1.0 million in licenses revenue recognized	8	8	20	20

Total	12	13	31	31

Domestic:
More than $1.0 million in licenses revenue recognized	2	3	9	9
Between $0.5 million and $1.0 million in licenses revenue recognized	4	3	13	8

Total	6	6	22	17

International:
More than $1.0 million in licenses revenue recognized	2	2	2	2
Between $0.5 million and $1.0 million in licenses revenue recognized	4	5	7	12

Total	6	7	9	14

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$6,053	$7,130	-15.1%	$18,238	$16,567	10.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	5,856	5,541	5.7%	14,454	13,146	9.9%
Less than $0.5 million in licenses revenue recognized	15,602	21,298	-26.7%	44,942	61,495	-26.9%

Total	27,511	33,969	-19.0%	77,634	91,208	-14.9%

Domestic:
More than $1.0 million in licenses revenue recognized	2,648	4,024	-34.2%	14,833	13,461	10.2%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,030	1,919	57.9%	9,718	5,349	81.7%
Less than $0.5 million in licenses revenue recognized	9,173	12,591	-27.1%	24,211	30,601	-20.9%

Total	14,851	18,534	-19.9%	48,762	49,411	-1.3%

International:
More than $1.0 million in licenses revenue recognized	3,405	3,106	9.6%	3,405	3,106	9.6%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,826	3,622	-22.0%	4,736	7,797	-39.3%
Less than $0.5 million in licenses revenue recognized	6,429	8,707	-26.2%	20,731	30,894	-32.9%

Total	$12,660	$15,435	-18.0%	$28,872	$41,797	-30.9%

Product licenses revenues decreased $6.5 million and $13.6 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2015 and 2014, product licenses transactions with more than $0.5 million in recognized revenue represented 43.3% and 37.3%, respectively, of our product licenses revenues. For the nine months ended September 30, 2015, our top three product licenses transactions totaled $6.5 million in recognized revenue, or 8.4% of total product licenses revenues, compared to $6.2 million, or 6.8% of total product licenses revenues, for the nine months ended September 30, 2014.

Domestic product licenses revenues. Domestic product licenses revenues decreased $3.7 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with less than $0.5 million in recognized revenue and a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million.

Domestic product licenses revenues decreased $0.6 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million and an increase in the average deal size of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues decreased $2.8 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue and a decrease in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by an increase in the average deal size of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues decreased $12.9 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with less than $0.5 million in recognized revenue and a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by an increase in the average deal size of transactions with more than $1.0 million in recognized revenue.

Subscription services revenues. Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.

Subscription services revenues increased $0.6 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to an increase in the number of new subscription services customers and an increase in the use of subscription services by existing customers. Subscription services revenues increased $4.0 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to an increase in the number of new subscription services customers and an increase in the use of subscription services by existing customers, partially offset by the recognition of $1.0 million in previously deferred revenue for one large customer in the same period of the prior year.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Product Support Revenues:
Domestic	$43,071	$43,364	-0.7%	$129,225	$127,743	1.2%
International	28,321	31,655	-10.5%	82,219	93,326	-11.9%

Total product support revenues	$71,392	$75,019	-4.8%	$211,444	$221,069	-4.4%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $3.6 million and $9.6 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily due to $5.3 million and $15.7 million negative foreign exchange impacts, respectively, partially offset by new product and premium support contracts. See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the negative foreign exchange impact on our results of operations for the three and nine months ended September 30, 2015.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Other Services Revenues:
Consulting
Domestic	$12,826	$20,391	-37.1%	$42,248	$54,660	-22.7%
International	9,192	12,421	-26.0%	28,227	36,850	-23.4%

Total consulting revenues	22,018	32,812	-32.9%	70,475	91,510	-23.0%

Education	2,069	3,409	-39.3%	6,509	10,855	-40.0%

Total other services revenues	$24,087	$36,221	-33.5%	$76,984	$102,365	-24.8%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased for the three and nine months ended September 30, 2015, as compared to the same periods in the prior year, primarily due to a decrease in billable hours worldwide, partially offset by an increase in the average bill rate.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased for the three and nine months ended September 30, 2015, as compared to the same periods in the prior year, primarily due to lower overall contract values and a decrease in onsite and online course delivery.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
	2015	2014	Change	2015	2014	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$2,680	$1,542	73.8%	$5,895	$5,456	8.0%
Subscription services	3,075	4,502	-31.7%	9,800	13,829	-29.1%

Total product licenses and subscription services	5,755	6,044	-4.8%	15,695	19,285	-18.6%

Product support	3,174	3,695	-14.1%	9,734	10,713	-9.1%
Other services:
Consulting	14,723	23,841	-38.2%	49,526	68,830	-28.0%
Education	1,032	1,373	-24.8%	2,739	4,747	-42.3%

Total other services	15,755	25,214	-37.5%	52,265	73,577	-29.0%

Total cost of revenues	$24,684	$34,953	-29.4%	$77,694	$103,575	-25.0%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $1.1 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $1.5 million increase in amortization of capitalized software development costs related to MicroStrategy 10 Secure Enterprise, which was made generally available in June 2015, partially offset by a $0.2 million decrease in referral fees related to channel partners. Cost of product licenses revenues increased $0.4 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $2.0 million increase in amortization of capitalized software development costs related to MicroStrategy 10 Secure Enterprise, which was made generally available in June 2015, partially offset by a $0.8 million decrease in referral fees related to channel partners, a $0.4 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2.1, which became fully amortized in June 2014, and a $0.3 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2, which became fully amortized in March 2014. We expect to amortize the remaining balance of our products’ capitalized software development costs as of September 30, 2015 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of September 30, 2015	Amortization Period
	(in thousands)	(in months)

MicroStrategy 9.4	$1,812	12
MicroStrategy 10 Secure Enterprise	15,995	32

Total capitalized software development costs	$17,807

All of the above software form part of MicroStrategy 10 Secure Enterprise.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues decreased $1.4 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $0.8 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.7 million decrease in equipment, facility, and other related support costs, which included a $0.4 million decrease related to certain reclassifications of depreciation costs to research and development expenses, and a $0.1 million decrease in consulting and advisory costs, partially offset by a $0.1 million increase in third-party hosting service provider fees. Subscription services headcount decreased 45.9% to 33 at September 30, 2015 from 61 at September 30, 2014.

Cost of subscription services revenues decreased $4.0 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, due to a $2.6 million decrease in equipment, facility, and other related support costs, which included a $1.4 million decrease related to certain reclassifications of depreciation costs to research and development expenses, a $0.7 million decrease in consulting and advisory costs, a $0.7 million decrease in compensation and related costs due to a decrease in staffing levels, and a $0.2 million decrease in recruiting costs, partially offset by a $0.2 million increase in third-party hosting service provider fees.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues decreased $0.5 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $0.4 million decrease in compensation and related costs due to a decrease in staffing levels. Product support headcount decreased 11.8% to 127 at September 30, 2015 from 144 at September 30, 2014.

Cost of product support revenues decreased $1.0 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, due to a $1.0 million decrease in compensation and related costs due to a decrease in staffing levels and a $0.1 million decrease in travel and entertainment expenditures, partially offset by a $0.1 million increase in facility and other related support costs.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $9.1 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $4.1 million decrease in compensation and related costs due to a decrease in staffing levels, a $2.7 million decrease in subcontractor costs, a $1.6 million decrease in travel and entertainment expenditures, a $0.7 million decrease in facility and other related support costs, and a $0.1 million decrease in recruiting costs. Consulting headcount decreased 29.0% to 480 at September 30, 2015 from 676 at September 30, 2014.

Cost of consulting revenues decreased $19.3 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $9.2 million decrease in compensation and related costs due to a decrease in staffing levels, a $4.0 million decrease in travel and entertainment expenditures, a $4.0 million decrease in subcontractor costs, a $1.7 million decrease in facility and other related support costs, and a $0.3 million decrease in recruiting costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $0.3 million for the three months ended September 30, 2015, as compared to the same period in the prior year, due to a $0.1 million decrease in subcontractor costs, a $0.1 million decrease in travel and entertainment expenditures, and a $0.1 million decrease in facility and other related support costs. Education headcount decreased 22.9% to 27 at September 30, 2015 from 35 at September 30, 2014.

Cost of education revenues decreased $2.0 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $0.8 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.4 million decrease in travel and entertainment expenditures, a $0.4 million decrease in subcontractor costs, and a $0.3 million decrease in facility and other related support costs.

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change

Sales and marketing expenses	$36,403	$58,195	-37.4%	$109,142	$178,028	-38.7%

Sales and marketing expenses decreased $21.8 million for the three months ended September 30, 2015, as compared to the same period in the prior year, due to a $14.6 million decrease in compensation and related costs due to a decrease in staffing levels, a $3.0 million decrease in marketing and advertising costs, a $1.9 million decrease in travel and entertainment expenditures, a $1.6 million decrease in facility and other related support costs, a $0.7 million decrease in recruiting costs, and a $0.6 million decrease in consulting and advisory costs, partially offset by a $0.6 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan. Sales and marketing headcount decreased 38.7% to 507 at September 30, 2015 from 827 at September 30, 2014.

As a result of stock options granted under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense. As of September 30, 2015, we estimate that approximately $13.0 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.4 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Sales and marketing expenses decreased $68.9 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $46.3 million decrease in compensation and related costs due to a decrease in staffing levels, a $9.2 million decrease in marketing and advertising costs, a $7.5 million decrease in travel and entertainment expenditures, a $3.5 million decrease in facility and other related support costs, a $2.2 million decrease in recruiting costs, and a $1.7 million decrease in consulting and advisory costs, partially offset by a $1.7 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change

General and administrative expenses	$19,843	$24,811	-20.0%	$63,071	$76,376	-17.4%

General and administrative expenses decreased $5.0 million for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $2.9 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.1 million decrease in legal, consulting, and other advisory costs, a $0.7 million decrease in facility and other related support costs, a $0.3 million decrease in travel and entertainment expenditures, a $0.1 million decrease in other aircraft-related operating costs, and a $0.1 million decrease in recruiting costs, partially offset by a $0.2 million increase in bad debt expense and a $0.1 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan. General and administrative headcount decreased 27.8% to 301 at September 30, 2015 from 417 at September 30, 2014. Having substantially implemented the 2014 Restructuring Plan, we do not expect to increase general and administrative headcount significantly in the near term.

As a result of stock options granted under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense. As of September 30, 2015, we estimate that approximately $34.8 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.7 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

General and administrative expenses decreased $13.3 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $9.2 million decrease in compensation and related costs due to a decrease in staffing levels, a $2.2 million decrease in legal, consulting, and other advisory costs, a $1.9 million decrease in facility and other related support costs, a $1.1 million decrease in travel and entertainment expenditures, a $0.8 million decrease in other aircraft-related operating costs, and a $0.5 million decrease in recruiting costs, partially offset by a $2.7 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change

Gross research and development expenses before capitalized software development costs	$17,789	$30,913	-42.5%	$57,649	$91,723	-37.1%
Capitalized software development costs	0	(2,254)	-100.0%	(9,598)	(2,254)	325.8%

Total research and development expenses	$17,789	$28,659	-37.9%	$48,051	$89,469	-46.3%

Amortization of capitalized software development costs included in cost of product licenses revenues	$2,496	$1,171	113.2%	$5,260	$4,090	28.6%

Research and development expenses, before capitalization of software development costs, decreased $13.1 million for the three months ended September 30, 2015, as compared to the same period in the prior year, due to a $10.7 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.5 million decrease in facility and other related support costs, a $0.9 million decrease in consulting and advisory costs, and a $0.3 million decrease in travel and entertainment expenditures, partially offset by a $0.3 million increase in recruiting costs. Research and development headcount decreased 51.9% to 464 at September 30, 2015 from 965 at September 30, 2014.

As a result of stock options granted under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense. As of September 30, 2015, we estimate that approximately $6.7 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 3.6 years. See “Overview” and Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses, before capitalization of software development costs, decreased $34.1 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, primarily due to a $26.1 million decrease in compensation and related costs due to a decrease in staffing levels, a $3.6 million decrease in facility and other related support costs, a $2.0 million decrease in consulting and advisory costs, a $1.0 million decrease in recruiting costs, a $0.8 million decrease in travel and entertainment expenditures, and a $0.4 million decrease in share-based compensation expense related to the pre-vesting forfeitures of certain stock options under the 2013 Equity Plan.

Restructuring costs. In the third quarter of 2014, we adopted the 2014 Restructuring Plan, which included a workforce reduction of 777 employees. Restructuring costs consisted primarily of employee severance and related benefit costs, contract termination costs, and other related costs associated with our restructuring activities. As of December 31, 2014, we had implemented substantially all of the 2014 Restructuring Plan. No material restructuring costs were incurred during the three and nine months ended September 30, 2015. The following table summarizes restructuring costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change

Restructuring costs	$86	$11,578	-99.3%	$261	$11,578	-97.7%

We do not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material. See Note 6, Restructuring, to the Consolidated Financial Statements for further information regarding the 2014 Restructuring Plan and related restructuring costs by major cost category.

Other Income, Net

Other income, net is comprised primarily of realized and unrealized gains and losses on our foreign currency forward contracts and foreign currency transaction gains and losses. For the three months ended September 30, 2015, other income, net, of $0.8 million was comprised primarily of $0.4 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations and a $0.3 million foreign currency translation gain reclassified from other comprehensive income that resulted from the completion of the liquidation of one of our foreign subsidiaries as part of the 2014 Restructuring Plan. For the nine months ended September 30, 2015, other income, net, of $2.6 million was comprised primarily of $1.4 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, $0.5 million in net realized and unrealized gains from the settlement of certain foreign currency forward contracts, and a $0.3 million foreign currency translation gain reclassified from other comprehensive income that resulted from the completion of the liquidation of one of our foreign subsidiaries as part of the 2014 Restructuring Plan.

Provision for (Benefit from) Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2015 and applied that rate to the income before income taxes in determining the provision for income taxes for the nine months ended September 30, 2015. We also record discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2015, we recorded a provision for income taxes of $24.0 million that resulted in an effective tax rate of 26.5%, as compared to a benefit from income taxes of $6.9 million that resulted in an effective tax rate of 28.2% for the nine months ended September 30, 2014. The change in the effective tax rate in 2015 is mainly due to changes in the forecasted overall income or loss amounts for 2015, a change in the expected proportion of U.S. versus foreign income, and changes in discrete tax benefits.

As of September 30, 2015, we estimated that we had no U.S. federal net operating loss carryforwards and $1.2 million of foreign net operating loss carryforwards. As of September 30, 2015, we estimated that we had foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $6.4 million. As of September 30, 2015, we had a valuation allowance of $2.1 million primarily related to certain foreign tax credit carryforwards and foreign net operating loss carryforwards that, in our present estimation, more likely than not will not be realized.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2015	2014	2014
Current:
Deferred product licenses revenue	$13,155	$10,927	$10,010
Deferred subscription services revenue	11,172	16,018	10,382
Deferred product support revenue	135,999	168,833	145,917
Deferred other services revenue	6,794	10,564	10,216

Gross current deferred revenue and advance payments	167,120	206,342	176,525
Less: unpaid deferred revenue	(51,616)	(97,929)	(55,818)

Net current deferred revenue and advance payments	$115,504	$108,413	$120,707

Non-current:
Deferred product licenses revenue	$6,344	$8,012	$7,700
Deferred subscription services revenue	808	750	669
Deferred product support revenue	6,962	7,505	7,062
Deferred other services revenue	1,166	1,047	951

Gross non-current deferred revenue and advance payments	15,280	17,314	16,382
Less: unpaid deferred revenue	(4,983)	(6,496)	(4,903)

Net non-current deferred revenue and advance payments	$10,297	$10,818	$11,479

Total current and non-current:
Deferred product licenses revenue	$19,499	$18,939	$17,710
Deferred subscription services revenue	11,980	16,768	11,051
Deferred product support revenue	142,961	176,338	152,979
Deferred other services revenue	7,960	11,611	11,167

Gross current and non-current deferred revenue and advance payments	182,400	223,656	192,907
Less: unpaid deferred revenue	(56,599)	(104,425)	(60,721)

Net current and non-current deferred revenue and advance payments	$125,801	$119,231	$132,186

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $41.3 million as of September 30, 2015, as compared to December 31, 2014, primarily due to the recognition of previously deferred subscription services, product support, and other services revenues and a strengthening of the U.S. dollar, partially offset by an increase in deferred revenue from new product licenses contracts. Total gross deferred revenue and advance payments decreased $10.5 million as of September 30, 2015, as compared to September 30, 2014, primarily due to a strengthening of the U.S. dollar and the recognition of previously deferred product support and other services revenues, partially offset by an increase in deferred revenue from new product licenses and subscription services contracts.

We expect to recognize approximately $167.1 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of September 30, 2015, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2020 totaling approximately $138.4 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

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

As of September 30, 2015, total accrued restructuring costs were $0.1 million and are expected to be paid in the next 12 months. We do not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material. In addition to the 2014 Restructuring Plan, we have implemented other internal cost-saving initiatives. Our results of operations also reflect the impact of additional cost reductions resulting from employee turnover that has occurred outside of the 2014 Restructuring Plan. We expect the cost savings both related to and occurring outside of the 2014 Restructuring Plan will continue to result in decreases in our operating expenses in 2015 as compared to the same periods in 2014.

As of September 30, 2015 and December 31, 2014, the amount of cash and cash equivalents and short-term investments held by U.S. entities were $196.4 million and $139.1 million, respectively, and by non-U.S. entities were $260.5 million and $206.4 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $201.7 million at December 31, 2014. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended
	September 30,		%
	2015	2014	Change

Net cash provided by operating activities	$123,443	$16,321	656.3%
Net cash used in investing activities	$(40,870)	$(96,388)	-57.6%
Net cash provided by (used in) financing activities	$4,972	$(2,035)	-344.3%

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

Net cash provided by operating activities was $123.4 million and $16.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash provided by operating activities during the nine months ended September 30, 2015, as compared to the same period in the prior year, was due to a $84.5 million increase in net income and a $23.6 million increase from changes in non-cash items, offset by a $0.9 million decrease from changes in operating assets and liabilities. Non-cash items consist of depreciation and amortization, bad debt expense, unrealized net gains and losses on foreign currency forward contracts, the non-cash portion of adjustments to accrued restructuring costs, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, excess tax benefits from share-based compensation arrangements, and reclassification of foreign currency translation adjustments that resulted from the completion of the liquidation of certain foreign subsidiaries.

Net Cash Used in Investing Activities. The changes in net cash used in investing activities relate to purchases and redemptions of short-term investments, expenditures on property and equipment, capitalized software development costs, and changes in restricted cash. Net cash used in investing activities was $40.9 million and $96.4 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net cash used in investing activities for the nine months ended September 30, 2015, as compared to the same period in the prior year, was due to a $93.7 million increase in proceeds from the redemption of U.S. Treasury securities, an $8.5 million decrease in purchases of property and equipment, and a $1.1 million decrease in restricted cash, partially offset by a $40.5 million increase in purchases of short-term investments and a $7.3 million increase in capitalized software development costs.

Net Cash Provided by (Used in) Financing Activities. The changes in net cash provided by (used in) financing activities relate to the exercise of stock options under the 2013 Equity Plan, excess tax benefits from share-based compensation arrangements, and payments on capital lease and other financing arrangements. Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2015. Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2014. The increase in net cash provided by financing activities for the nine months ended September 30, 2015, as compared to the same period in the prior year, was due to a $5.4 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan, a $1.0 million increase in excess tax benefits from share-based compensation arrangements, and a $0.6 million decrease in payments on capital lease and other financing arrangements.

Contractual Obligations. As disclosed in Note 8, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of September 30, 2015:

	Payments due by period ended September 30,
	Total	2016	2017-2018	2019-2020	Thereafter
Contractual Obligations:
Operating leases	$94,602	$24,235	$35,897	$26,917	$7,553
Capital leases and other financing arrangements	228	172	50	6	0

Total	$94,830	$24,407	$35,947	$26,923	$7,553

Unrecognized Tax Benefits. As of September 30, 2015, we had $2.7 million of total gross unrecognized tax benefits, including interest accrued, recorded in other long-term liabilities. The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2015.

Off-Balance Sheet Arrangements. As of September 30, 2015, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (1) the entity’s contracts with customers, (2) the significant judgments, and changes in judgments, made in applying the guidance to those contracts, and (3) any assets recognized from the costs to obtain or fulfill a contract with a customer. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of September 30, 2015, we held approximately $226.6 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 39.9% and 40.7% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 37.2% and 41.3% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. Although we were not party to any foreign currency forward contracts as of September 30, 2015, from time to time we have entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange exposure, and may do so again in the future. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for speculative trading purposes. See Note 3, Fair Value Measurements, to the Consolidated Financial Statements for further information on foreign currency forward contracts. We cannot be sure that any future hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of September 30, 2015 and December 31, 2014, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of outstanding foreign currency forward contracts for the period ending December 31, 2014, would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3% and 0.3%, respectively. The exposure to an adverse change in foreign currency rates as of September 30, 2015 remained unchanged primarily due to a strengthening of the U.S. dollar offset by an increase of cash balances in our non-U.S. dollar-based bank accounts as compared to December 31, 2014. If average exchange rates during the nine months ended September 30, 2015 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2015 would have decreased by 3.3%. During the nine months ended September 30, 2015, our revenues were lower by 6.4% as a result of a 15.1% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts (the “District Court”). The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the District Court entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In December 2014, the Federal Circuit issued an opinion vacating the District Court’s summary judgment, stating that the claim construction on which the summary judgment was based was incorrect. In January 2015, the Federal Circuit ordered that the case be remanded for further proceedings, and in February 2015, MicroStrategy filed motions for summary judgment in the District Court on grounds of non-infringement and invalidity. On September 4, 2015, the District Court denied the Company’s motions for summary judgment. We have received indemnification requests from certain of our channel partners and customers who were sued by DataTern in the District Court in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the nine months ended September 30, 2015; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2015, we had $14.6 million of deferred tax assets, net of a $2.1 million valuation allowance, and if we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

We face risks arising from our restructuring activities

In September 2014, we committed to a restructuring plan to streamline our workforce and spending to better align our cost structure with our business strategy. We implemented substantially all of the plan in 2014, including a workforce reduction of 777 employees worldwide. See Note 6, Restructuring, to the consolidated financial statements filed with this Quarterly Report on Form 10-Q for further information relating to the restructuring plan. The restructuring, including the organizational, operational, and strategic changes that have taken place during and following the implementation of the restructuring plan, presents significant potential risks that may impair our ability to achieve anticipated cost reductions or otherwise harm our business, including:

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

Further changes in the tax laws of foreign jurisdictions could arise, whether as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD) or otherwise. The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In addition, in the United States various proposals for broad reform of the existing U.S. corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.

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

Our products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics platform market is highly competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (i) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle, that provide one or more products that directly compete with our products; (ii) open source analytics vendors such as TIBCO JasperSoft and Pentaho; (iii) various other analytics software providers, such as Qlik, Tableau Software, Information Builders, and the SAS Institute; (iv) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (v) other vendors offering cloud-based offerings, such as GoodData and Birst. Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across different sizes of analytics implementation projects. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue and new license and subscription revenues from both existing and prospective customers.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the nine months ended September 30, 2015, transactions by channel partners for which we recognized revenues accounted for 19.4% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $182.4 million as of September 30, 2015. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $56.6 million, resulting in net current and non-current deferred revenue and advance payments of $125.8 million as of September 30, 2015. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase product licenses, subscription services, product support, or other services through 2020 totaling approximately $138.4 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 39.9% and 40.7% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 37.2% and 41.3% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. Our international operations require significant management attention and financial resources.

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

Various corporate tax reform bills and other proposals are currently under consideration by Congress and the Obama Administration. These proposals include, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts, the reduction or elimination of certain corporate tax incentives, modifications to the existing regime for taxing overseas earnings (including the introduction of a minimum tax on adjusted unrepatriated foreign earnings), and measures to prevent base erosion and profit shifting. It is not clear whether, or to what extent, these proposals may be enacted. Although the overall impact that such proposals may have on our future effective tax rate is unclear at this time, significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the nine months ended September 30, 2015 and 2014, our top three product licenses transactions with recognized revenue totaled $6.5 million and $6.2 million, respectively, or 8.4% and 6.8% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

Changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations or applicable privacy policies, could materially adversely affect our business

Aspects of our business, including our cloud services offerings and Usher, involve processing, storing, and transmitting personal data, which is subject to certain privacy policies, and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of customer and employee data that we store through our cloud services offerings, networks, and other systems, including personal data, is increasing. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny. For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. Our access to protected health information through our cloud services offerings triggers obligations to comply with certain privacy rules and data security requirements under HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us or our third-party service providers to comply with applicable privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

Various federal, state, and foreign legislative, regulatory, or other governmental bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations (such as the recent ruling by the European Court of Justice invalidating the U.S.-EU Safe Harbor Framework), concerning privacy and data protection that could materially adversely impact our business. Complying with these varying and changing requirements could cause us to incur substantial costs, require us to change our business practices, or limit our ability to provide certain products in certain jurisdictions, any of which could materially adversely affect our business and operating results. Additionally, the legislation and regulation regarding mobile data collection continue to evolve and if laws or regulations restricting or limiting the collection or use of mobile data are enacted, they may reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we or our third-party service providers experience a security breach and unauthorized parties obtain access to our customers’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our cloud services offerings, networks, and other systems. There can be no assurance that any security measures that have been implemented will be effective against all security threats. For example, security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and employee error or malfeasance. Such breach could result in someone obtaining unauthorized access to our customers’ data, our data (including our proprietary information or trade secrets), or our cloud services offerings, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reducing the demand for our offerings and our revenue, disrupt our normal business operations, require us to spend material resources to correct the breach, expose us to legal liabilities including litigation and indemnity obligations, and materially adversely affect our operating results. These risks will increase as we continue to grow the number and scale of our cloud-based offerings and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

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

For example, in December 2011, we were sued by DataTern, which alleged that certain of our analytics products infringe its patents, and we have received indemnification requests from certain of our channel partners and customers who were also named as defendants in connection with this matter. This matter is described in further detail in this Quarterly Report on Form 10-Q under “Part II. Item 1. Legal Proceedings.”

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

Because of the rights of our two classes of common stock, and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of October 22, 2015, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.6% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.8% of the total voting power, as of October 22, 2015. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

During the three months ended September 30, 2015, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 9, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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

MICROSTRATEGY INCORPORATED

By:	/s/ Michael J. Saylor
Michael J. Saylor
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Phong Le
Phong Le
Senior Executive Vice President & Chief Financial Officer

By:	/s/ Douglas K. Thede
Douglas K. Thede
Senior Executive Vice President, Finance

Date: October 29, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on January 30, 2015 and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Summary of Compensation for Phong Le (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K filed on July 27, 2015, as amended by the registrant’s Current Report on Form 8-K/A filed on September 14, 2015 (File Nos. 000-24435) and incorporated by reference herein).

10.2†	Amendment No. 3 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on October 26, 2015 and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts and compensatory plans or arrangements