Form 10-K
period 2015-12-31
MICROSTRATEGY INC
filed 2016-02-26
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2015 on the NASDAQ Global Select Market) was approximately $1,590.1 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on February 22, 2016 was 9,367,103 and 2,035,184, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2016 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

MICROSTRATEGY INCORPORATED

The trademarks and registered trademarks of MicroStrategy Incorporated and its subsidiaries referred to herein include, but are not limited to, MicroStrategy, MicroStrategy 10, MicroStrategy 10 Secure Enterprise, MicroStrategy Analytics, MicroStrategy Mobile, MicroStrategy Desktop, MicroStrategy Web, MicroStrategy Server, MicroStrategy Data Mining Services, Usher and Usher Professional. Third-party product and company names mentioned herein may be the trademarks of their respective owners.

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

MicroStrategy 10™ consolidates analytics, mobility, and security in a single integrated platform, available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud. MicroStrategy’s enterprise platform combines traditional business intelligence functionality with data discovery, mobile analytics, and powerful enterprise security. MicroStrategy 10 builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster. MicroStrategy 10 consists of MicroStrategy Analytics™, MicroStrategy Mobile™, and Usher™.

MicroStrategy Analytics empowers large organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise, while also being able to cater to smaller workgroups and departmental use via MicroStrategy Desktop™. MicroStrategy Analytics delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web (via MicroStrategy Web™). It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. MicroStrategy Analytics is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud. MicroStrategy Desktop is a standalone, on-premise visual data discovery tool designed to enable business users to analyze and understand their data. With MicroStrategy Desktop, smaller departments or individual business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

MicroStrategy Mobile enables organizations to rapidly build custom business applications that deliver analytics combined with transactions, multimedia, mapping, and custom workflows to mobile devices. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to quickly deploy powerful mobile business apps. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times. MicroStrategy Mobile is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud.

Usher, MicroStrategy’s security solution, is a powerful mobile security platform designed to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories. Usher works on standard smartphones running on iOS or the Android™ platform, and also boasts an Apple Watch® integration. By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s enterprise mobile security solution addresses some of the biggest challenges facing corporations today - including authentication, identity and access management, and resource authorization - while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Through the use of Bluetooth®, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities. Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a new real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. With the addition of Usher Professional™, administrators can track user activity on a real-time map and communicate with users from the Usher application. Usher is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud.

MicroStrategy Secure Cloud is a platform for organizations that want to harness the power of data through MicroStrategy’s enterprise solutions via the cloud. Compared to traditional on-premises approaches, MicroStrategy Secure Cloud is architected to deliver best-of-breed MicroStrategy software via the cloud, with pre-configured, ready to go servers, coupled with the required supporting infrastructure with metadata databases, relational databases, and big data storage. With MicroStrategy Secure Cloud, customers can launch enterprise analytics environments within minutes and use the full MicroStrategy 10 offering on a subscription basis.

MicroStrategy Analytics, MicroStrategy Mobile, and MicroStrategy Secure Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During 2015, 2014, and 2013, we did not generate significant revenues from Usher.

We were incorporated as a Delaware corporation on November 17, 1989. Today, with operations in 27 countries worldwide, the company is one of the largest independent publicly-traded analytics vendors as measured by annual revenue.

MicroStrategy 10 Secure Enterprise™

MicroStrategy 10 Secure Enterprise enables users to query and analyze detailed, transaction-level databases, large Hadoop® distributions, data warehouse appliances, departmental databases, cloud data sources, and user-owned data in spreadsheets. It transforms data into business insights through highly visual, interactive reports and dashboards that can be securely distributed to hundreds of thousands of users throughout an enterprise.

Five key business needs have driven demand for powerful analytics solutions:

•

Increased consumption of analytics. In the past, dissemination of information was limited to a few power-users or analysts. Now, a wide range of information users – from customer service representatives to the CEO within a company, and from customers to suppliers outside the organization – can benefit from the insight that analytics provides. The wide acceptance of the Internet as an information source also has fueled demand for enterprise data to be accessible over the Web to tens of thousands of users across an enterprise. In addition, demand for analytics on mobile devices is being driven by the growth of the mobile Internet and by the accelerating proliferation of mobile devices.

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

The volume of data available to enterprises is growing at a very high rate, being driven by greater transaction detail, more sensors, more external data, and more data from mobile and social media platforms. MicroStrategy 10 Secure Enterprise helps organizations worldwide take advantage of this explosive growth in enterprise data by equipping managers and employees with timely, actionable information to make data-driven business decisions.

Solutions built on MicroStrategy 10 Secure Enterprise can give analysts, managers, and executives the critical insight they need to reduce costs, better allocate resources, improve efficiencies, and optimize operations. MicroStrategy 10 Secure Enterprise can also be used to build stronger relationships with business partners and suppliers by providing insights for managing inventory levels, analyzing supply chains, and tracking vendor performance. MicroStrategy 10 Secure Enterprise also includes predictive capabilities that enable organizations to leverage their historical data to project future business outcomes.

MicroStrategy 10 Secure Enterprise provides IT professionals with a powerful, highly automated mechanism for delivering insightful reports, visualizations, and dashboards to employees throughout an organization. In addition, MicroStrategy 10 Secure Enterprise includes a self-service feature, MicroStrategy Visual Insight, which enables business users to upload, prepare, and explore enterprise data on their own, without any coding or IT expertise. With this feature, business users can spot trends and outliers in a completely visual and interactive way, thereby eliminating much of the need for IT to create reports and dashboards for them.

MicroStrategy 10 Secure Enterprise is available in two distinct end-user platforms: MicroStrategy Analytics and MicroStrategy Desktop. MicroStrategy Analytics is designed for enterprise-scale business intelligence, supporting high performance analytics on gigabytes, terabytes, or petabytes of data. Organizations can deploy MicroStrategy Analytics on-premises or access the same functionality within the MicroStrategy Secure Cloud offering. MicroStrategy Desktop puts the power of MicroStrategy 10 Secure Enterprise into the hands of individual users for self-service visual analytics and data discovery. The two products share a common user experience — making it easy to start small with self-service analytics and grow into the production-grade features of MicroStrategy Analytics.

MicroStrategy Analytics

MicroStrategy Analytics is our flagship analytics software. It is a comprehensive, enterprise-grade solution featuring sophisticated analytics, scalable performance, multi-level security, and rigorous data governance. It also combines the agility and productivity of self-service data visualization (also known as visual data discovery), which bridges the gap between fast, elegant, interactive visual analytics and powerful, large-scale enterprise business intelligence.

Key benefits of MicroStrategy Analytics include:

•

Flexibility to report, analyze, and monitor. MicroStrategy Analytics unifies reporting, analysis, and real-time business monitoring into one seamless experience for the business user, one efficient and scalable architecture for the IT professional, and one economical and extensible utility for the CIO.

•

Single platform for enterprise data discovery and analytics. MicroStrategy Analytics supports both business user and traditional IT user needs by offering all styles of BI bundled into a single comprehensive analytics platform. Business users have access to the data discovery toolset via MicroStrategy Web, MicroStrategy Desktop and MicroStrategy Mobile, and these user interfaces also allow them to consume all other styles of analytics that their IT organizations have deployed, including pixel perfect dashboards, enterprise reports and statements, scorecards, and more. Organizations do not need to resort to other point data discovery tools to gain access to agile data discovery capabilities, as they are available as an integrated part of MicroStrategy Analytics.

•

Industrial-strength analytics. MicroStrategy Analytics enables industrial-strength analytics with enterprise-caliber technology and high user- and data-scalability. It enables centralized administration, operations, and maintenance in a unified interface and from within a unified hardware environment. Users can connect through their mobile devices, a zero-footprint Web offering, a Desktop-based client for offline analysis and also by directly injecting analytics into Microsoft® Office products — expanding the reach of business intelligence across the enterprise.

•

Data discovery at scale. MicroStrategy Analytics offers data discovery capabilities and is available to the end user across all standard user interfaces. With its HTML5 interface, users are able to connect to most data sources, ranging from personal spreadsheets to enterprise warehouses and cloud hosted sources, and can blend and prepare the data on their own without any IT support. This fully self-service work flow also allows the extension of the software to integrate with other third party capabilities. For instance, although MicroStrategy Analytics includes a variety of out-of-the-box visualizations, it also provides the ability to include other third-party visualizations like D3 and high charts, as well as the ability to include native and third-party advanced analytics into native workflows. The dashboards that include all of these components can also be personalized and shared with thousands of users across the organization using MicroStrategy’s powerful Distribution Services.

•

Data to insight in minutes without IT involvement. MicroStrategy Analytics gives business users a simple, powerful, and fast way to analyze data with minimal set-up requirements. It is designed to allow business users to answer business questions on their own, avoiding the lengthy process of report specification and design. By using a variety of graphical visualizations to represent the entire analysis, users can easily and rapidly spot trends and outliers in large data sets, creating a user experience that seems to unfold in real time. In addition to this, MicroStrategy Analytics also supports traditional centralized BI through its metadata based architecture, from which MicroStrategy Analytics gains its ability to design highly reusable objects that deliver both high performance and scale. The combination of enterprise scalability along with data discovery features brings the power of enterprise analytics to the personal level, making it easy to extend the power of the entire MicroStrategy Analytics platform to everyone in the organization.

•

Actionable insight. MicroStrategy Analytics helps organizations accelerate the speed and productivity of their businesses by building mobile apps and Web dashboards that connect to back-end transactional systems and databases to include data entry and action-taking features, including: submitting orders, one-click approvals and denials, notes for tracking and directing business activity, and write-back to data sources.

•

Governed data discovery. MicroStrategy Analytics enables organizations to achieve data consistency and governance across every report, dashboard, visualization, and user within the system through a trusted and centralized metadata store. By leveraging our reusable metadata to define, manage, and maintain common definitions for metrics, attributes, data sets, and other objects through governed data discovery, organizations can lower the overall cost of developing new analytical outputs (such as reports or dashboards), while helping to ensure that the information delivered in those outputs is accurate, governed, and timely. MicroStrategy Analytics not only provides governance via centralized IT deployments where the dashboards and applications are based around a centralized metadata store, but also offers the ability to promote Desktop-based dashboards created by business users to the MicroStrategy Server™, and to map external data assets to certified data systems.

•

Heterogeneous access, joining and preparation of data from across the enterprise. MicroStrategy Analytics enables organizations to create integrated views of data across heterogeneous data stores. By mapping conforming dimensions from multiple sources within the MicroStrategy object model, the platform automatically joins data from multiple sources in the same table, chart, or visualization. Additionally, MicroStrategy Analytics also offers self-service data connect options to business users, who do not need to rely on data modeling or architecting to access any data source. Data can come from any source including most relational and columnar data warehouses, data marts, Apache™ Hadoop®, SAP® Business Information Warehouse (SAP BW), Microsoft® SQL Server® Analysis Services, IBM® Cognos® TM1®, Oracle® Essbase, Salesforce®, social media sources such as Twitter and Facebook, and many other operational system databases. In addition to allowing users to connect to these data sources, MicroStrategy Analytics offers data preparation and wrangling capabilities that allow business users to transform their data for improved analysis.

•

Integration of advanced analytics into mainstream reporting and analyses. MicroStrategy Analytics’ analytic engine includes predictive capabilities in MicroStrategy reports and analyses. The analytic engine can train and calculate many of the primary data mining functions, including time-series, association rules, clustering, regression, and decision-tree algorithms. Hand-in-hand with this calculation capability, MicroStrategy Analytics also includes the ability to import data mining models directly from data mining products from vendors like IBM® SPSS®, Teradata®, and SAS® using the predictive modeling mark-up language (PMML) standard, and by embedding R statistical packages in the platform. With this capability, data mining models, such as neural network algorithms, rule set algorithms, and support vector machines, as well as ensembles of models, can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, the MicroStrategy Data Mining ServicesTM extension enables these metrics to be used freely and calculated quickly in reports, analyses, and alerts. A key capability of MicroStrategy Analytics is that business users can now readily tap into over 350 advanced analytics and statistical functions for data discovery purposes, and these functions are included within an easily accessible library.

•

Support for large data volumes and all major relational database/hardware combinations. MicroStrategy Analytics supports systems with very large data volumes and is specifically optimized to support all major relational database platforms, Hadoop distributions, and data appliances commonly used for business intelligence systems, as well as multi-dimensional databases, such as SAP BW. Important features of our solution in this area include:

•	Native connectors to HDFS, in addition to the hive options to connect to Cloudera®, Hortonworks®, and MapR®, among other big data sources;

•

Available with MicroStrategy 10 Secure Enterprise, and included as an integrated part of the MicroStrategy Server product are highly scalable, in-memory cubes that can now be partitioned and support parallel processing. This new advancement in in-memory architecture allows organizations to store a greater volume of data in memory and offers faster processing;

•	Dynamically generated SQL, multidimensional expressions (MDX), and Hadoop queries that optimize the performance of each major database;

•	Very Large Database (VLDB) parameters that allow individual reports to be tuned for performance;

•	Support for hand-written SQL, Hadoop, and XQuery queries;

•	Ability to support very large user populations; and

•	Highly reliable up-time, even in high volume applications.

•

Powerful distribution engine for information delivery. Our technology offers a high performance, personalized distribution engine for delivering periodic and alert-based information to users via e-mail, Web, and mobile devices. The distribution engine is able to deliver dashboard applications in a highly automated and personalized manner to all major device types used in both domestic and international markets, enabling the delivery of information to users when and where it is needed.

•

Customizable applications and Embedded BI. MicroStrategy Analytics applications can be customized extensively using proprietary SDK capabilities. This allows organizations to brand web and mobile-based applications, and also embed these applications directly into other corporate applications. White labeling for portal integration, single sign-on, and direct integration into other software increase the deployment options of MicroStrategy Analytics and allow IT groups to roll out analytics to the entire organization in a customizable manner, while still being able to leverage investments made in other technologies.

MicroStrategy’s Metadata Architecture

The core differentiator of MicroStrategy’s products stems from their metadata-based centralized architecture, which has been built and refined over many years and provides access to all enterprise data using familiar business terms, rules, and logic. The portable, flexible, reusable, object-oriented and dynamic nature of the metadata provides an efficient BI application and mobile app development platform while maximizing maintainability and enforcing enterprise-wide consistency. The dynamic behavior of metadata in MicroStrategy products helps ensure consistency across business definitions, and minimizes the number of objects created, stored, and managed. Other BI technologies are limited in their reuse capabilities, forcing developers to create the same components over and over again for use in each individual report.

MicroStrategy Server

MicroStrategy Server is the architectural foundation of MicroStrategy 10 Secure Enterprise. It provides the core analytical processing and job management for all reporting, analysis, and monitoring applications. It provides a powerful, comprehensive set of features necessary for a scalable, fault-tolerant, enterprise-wide business intelligence system.

As the central contact point to metadata, MicroStrategy Server dynamically assembles the metadata objects to create optimized, multi-pass SQL queries for every major relational database, HiveQL queries for Hadoop distributions, and MDX queries for multidimensional data sources. MicroStrategy Server retrieves the data, performs any additional analytical calculations not available in the databases, formats the report, and delivers the reports to business users via the MicroStrategy Web, Mobile, Office, or Desktop interfaces.

MicroStrategy Server is a highly scalable, parallel-processing, self-tuning analytic server. It manages high performance interactions involving terabytes of data accessed by tens of thousands of users using in-memory intelligent cubes, caching, load balancing, resource prioritization, and connection pooling. It accesses and joins data from multiple data sources, such as data warehouses, operational databases, multidimensional (cube) databases, and even Web services and flat files. MicroStrategy Server also manages users, system security, data security, and user functionality access. A clustering option is available with MicroStrategy Server that increases scalability, and provides fault tolerance with automatic failover.

MicroStrategy Web

MicroStrategy Web is great for business users or consumers looking to interact with data, or to even simply view a static overview report. At the same time, MicroStrategy Web is where savvy analysts put all of the pieces together to design highly formatted and customized dashboards.

MicroStrategy Web is the primary reporting interface for analysts, offering interactive reporting, dashboarding, and analysis through a Web browser. It provides enterprise analytical functionality with access to extensive report and document creation, manipulation, and formatting capabilities in an easy-to-use Web interface.

MicroStrategy Web architecture provides a single, consistent interface to all users whether the BI application is departmental and internal, or an extranet application deployed to hundreds of thousands of users. MicroStrategy Web allows business users of any skill level to move fluidly between all styles of BI to satisfy their reporting, analysis, and monitoring needs.

MicroStrategy Desktop

MicroStrategy Desktop is a single user tool for fast, powerful, and easy-to-use self-service data discovery. It enables business users to gain valuable insight into their organizations’ data by creating stunning, useful visualizations in just minutes, without assistance from the IT department. MicroStrategy Desktop can be readily downloaded and installed on a PC or Mac, making the power of MicroStrategy 10 Secure Enterprise easily available to everyone. MicroStrategy Desktop can be used while offline and while not connected to MicroStrategy Server, and can connect to the MicroStrategy Server when needed. This user interface can help introduce MicroStrategy 10 Secure Enterprise to smaller departments that are looking for quick and easy deployment options. It offers easy migration options to the Enterprise edition of MicroStrategy Analytics, and all analytical content developed with MicroStrategy Desktop may be promoted to the MicroStrategy Server and can be consumed by the other user interfaces offered with MicroStrategy, such as MicroStrategy Web and MicroStrategy Mobile.

MicroStrategy Analytics Strategy

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

MicroStrategy Mobile enables organizations to rapidly build information-rich applications that deliver analytics combined with transactions, multimedia, mapping, and custom workflows to mobile devices. The code-free platform approach is designed to reduce the costs of development and enable organizations to quickly deploy powerful mobile business apps. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.

During 2015, independent analyst firm Dresner Advisory Services rated MicroStrategy Mobile the number two overall offering out of twenty-four vendors for Mobile Computing / Mobile Business Intelligence. This is the fifth year in a row that MicroStrategy has placed first or second in the list of vendors included in Dresner’s Wisdom of Crowds® Mobile Computing / Mobile BI Market Study.

MicroStrategy Mobile is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud.

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

MicroStrategy Mobile Releases in 2015

MicroStrategy Mobile currently includes the following significant functional enhancements made during 2015:

•

Enhanced user interface and experience. We understand that user interface and experience greatly impact user adoption, so we continually introduce new and enhanced features and capabilities in this area. Introductions and enhancements during 2015 include a completely re-designed drilling interface, recent search display, new link-drilling in graphs, multimedia widget sorting, enhanced grid controls, support for Attribute Object selectors, ability to create and manage subscriptions to reports/documents, and more.

•

Improved offline prompting capabilities. Full prompting functionality is now supported in offline mode. Users can re-prompt a report or document in offline mode with the list of all the valid caches that exist for that report or document, not just the last instance of the report.

•

Option to disable offline transactions. This new feature allows the app designer to set — at the transaction action selector level — whether the transaction should be available in offline mode or not. If disabled, end users will not be able to queue transactions on their devices.

•

Increased parity with Web-based data discovery dashboards (Visual Insight). All formatting on data discovery dashboards designed on MicroStrategy Web ports over to mobile devices and offers a consistent user experience. Mobile dashboards inherit all the design components including color themes, font size, font alignment, and font color.

•

Custom visualization support. MicroStrategy Mobile offers support for open source visualizations like D3, where users can intuitively interact with D3 visualizations using native gestures such as tap-and-hold, swipe and pinch-to-zoom. Users can add any opened-sourced visualization from D3 or other providers and have complete interactivity support on MicroStrategy Mobile.

•

Enhanced mapping. Dynamic geospatial analysis drawn on top of ESRI maps in MicroStrategy Web is instantly converted and optimized for Apple maps in MicroStrategy Mobile. Users can visualize areas or regions on a map, and color each area based on a category or metric value with thresholds.

•	Enhanced calendaring. The calendar widget now offers hour-level granularity and allows app designers to set a desired default view (hour, day, month, etc.).

•

Enhanced Mobile SDK. MicroStrategy Mobile SDK developers can now write their own code with customized logic for link drilling. This enables app designers to have more flexibility within the app workflow. Some useful scenarios that can be addressed with this new capability include: deleting the client cache for a document before executing it; limiting the location range to run a document for security reasons; and exposing the native share controls that are not provided out-of-box, like Share to Facebook, Twitter, etc.

•

Enterprise Mobility Management (EMM) integration updates. The MicroStrategy Mobile SDK and integration points of MicroStrategy Mobile with AirWatch® and MobileIron® are now compatible with and certified for iOS9.

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

Usher

Usher, MicroStrategy’s security solution, is a powerful mobile security platform designed to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories. Usher works on standard smartphones running on iOS or the Android platform, and also boasts an Apple Watch integration. By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s enterprise mobile security solution addresses some of the biggest challenges facing corporations today - including authentication, identity and access management, and resource authorization - while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Through the use of Bluetooth, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities. Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a new real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. With the addition of Usher Professional, administrators can track user activity on a real-time map and communicate with users from the Usher application. Usher is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud.

Usher can appeal to businesses, universities, associations, governments, and other organizations because it adds a layer of security to their systems, physical spaces, and transactions that would otherwise be technically difficult or cost-prohibitive. Usher is designed to secure an enterprise by offering an alternative to existing forms of identification and authentication. Usher is designed to provide a more secure alternative to passwords which can be stolen or cracked. Usher is also designed to help reduce identity-related fraud by replacing physical ID cards that can be counterfeited and stolen.

Key benefits of Usher include:

•	Identity protection. Usher mobile identities are designed to be more secure than traditional physical forms of identity, which can be stolen and counterfeited.

•	Authentication. Usher is designed to provide a more secure alternative to passwords — which can be the weak link exploited by cybercrime attacks — with secure mobile identities.

•	Physical access control. Usher users can unlock doors by tapping on a “digital key” or by scanning a QR code. If a device is Bluetooth-enabled, a user can unlock a door simply by approaching it.

•	Workforce management. Usher can collect data about the locations of users’ Usher activity, enabling managers to remotely monitor and direct distributed workforces.

•	Activity analysis. Usher uses MicroStrategy 10 Secure Enterprise to monitor and analyze Usher user activity.

•

Convenience and cost-effectiveness. Usher allows users to carry their business credentials in digital form on their smartphones. Enterprises can reduce costs associated with the distribution and management of physical badges, cards, and keys, as well as the costs associated with identity-related fraud and cybercrime.

Usher Technology Strategy

Our technology strategy for Usher is focused on taking advantage of developments in mobile and cloud technology to provide more flexible and powerful user identity-based security and analytics solutions. This involves continued development in the following areas:

•

Logical access. We continue to explore new techniques with which Usher can provide identity to applications and systems and provide alternatives to passwords, keys, and fobs. Our focus is on seamless, zero-click access based on proximity. Additionally, we continue to monitor the market and test new biometric measurement systems that can be integrated into Usher, such as Apple’s Touch ID, voice authentication, and facial recognition.

•

Physical access. We continue to expand on the integration of Usher with physical access control systems and hardware, so that users with adequate credentials and digital keys can unlock secure doorways.

•

Action-oriented intelligence. We are focusing on enhancing Usher’s ability to determine Usher member location and activities so that trends and anomalies can be used to provide better security or better workforce management.

MicroStrategy Secure Cloud

MicroStrategy Secure Cloud offers an integrated and optimized cloud business analytics platform that combines infrastructure, technology, people, and processes to offer analytics as a service to our customers. MicroStrategy Secure Cloud builds on MicroStrategy 10 Secure Enterprise, and adds class-leading ETL and database technology to provide an agile, high performance, elastic, and cost-effective analytics platform.

MicroStrategy Secure Cloud provides our customers MicroStrategy 10 Secure Enterprise offerings through a Platform-as-a-Service (PaaS) solution hosted in the cloud. In addition to MicroStrategy Analytics and MicroStrategy Mobile, MicroStrategy Secure Cloud also offers data integration ETL and data hosting services. The MicroStrategy Secure Cloud PaaS provides customers with infrastructure (data center space, rack space, power, cooling, and servers), technology platforms (analytics, mobile data integration, and data hosting), operations, support, and expert analytics practitioners for a subscription fee with no upfront capital investment. MicroStrategy Secure Cloud can offer improved time to market, higher performance, and lower overall total cost of ownership compared to traditional on-premises deployments.

MicroStrategy analytics are offered on the AWS Marketplace® as a self-service customer managed solution where customers can launch their own MicroStrategy environments within minutes and start using our full MicroStrategy Analytics offering at a subscription or yearly fee.

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

•

High performance analytics applications. MicroStrategy Secure Cloud combines the high performance characteristics of MicroStrategy Analytics and MicroStrategy Mobile with high performance servers and network infrastructure. This integration allows our customers to deploy analytics and mobile applications on demand, allowing them to serve their customers more quickly and efficiently.

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

•	Global Availability. Leveraging AWS, MicroStrategy Analytics is now available in all AWS data centers spanning 11 regions on 5 continents.

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

Customer Success Management (CSM). The customer success group manages our support renewal business and our process for renewing software maintenance contracts with customers worldwide. It also helps answer questions from customers while working with those customers on renewing their maintenance contracts. The team also works with customers quarterly to ascertain the customer’s current level of satisfaction.

MicroStrategy Professional Services

MicroStrategy Professional Services provides our customers with access to the most experienced group of certified MicroStrategy development resources in the industry. Through MicroStrategy Professional Services, we provide our customers with consulting and advisory services to help drive critical analytics and mobile solutions across key industries, such as financial services, healthcare, retail, and banking. We work directly with our customers and guide them in defining, developing, and delivering core business analytics solutions for their enterprises. These solutions provide our customers with greater access to critical business information, KPI’s, and metrics, which enables them to make better business decisions faster.

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

MicroStrategy Education Services

MicroStrategy Education Services offers education solutions and skill set development for customers and partners. With a course catalog of nearly 100 courses (instructor-led and on-demand courses), MicroStrategy training consultants develop an ongoing education program to meet our customers’ specific business needs. Our training consultants deliver quality, cost-effective instruction and skill development for analysts, developers, administrators, and end users. MicroStrategy offers programs to educate individuals through online instructor-led courses, private on-site engagements, and self-paced on-demand courses.

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

Marketing Strategy

Our marketing programs target the following principal constituencies:

•

Our historical base of corporate technology buyers and departmental technology buyers across FORTUNE™ Global 2000 enterprises. We also target senior executives and other leaders in these companies for MicroStrategy Mobile and Usher;

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

Channel Partners. We have established strategic alliances with third party vendors to help ensure the success of our customers’ business intelligence initiatives. Our vendors include companies that are system integrators and consulting firms, resellers, value-added resellers, original equipment manufacturers (OEMs), and technology partners. These firms utilize MicroStrategy platforms for a variety of commercial purposes and our agreements with them generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training, and direct sales force for field-level assistance.

We make significant commitments to our channel partners, including investments in joint development including technical training and certifications, pre-sales and sales enablement, and marketing programs. Through our joint efforts, we believe customers are able to minimize their risk and maximize the return on their business intelligence projects. We believe that our channel partners allow us to leverage sales and service resources, as well as marketing and industry-specific expertise, to expand our user base and increase our market coverage.

Customers

MicroStrategy customers include leading companies from a range of industries, as well as the public sector. Below is a representative list of organizations that currently use our products and services.

Retail: adidas; Coach; Deichmann SE; Giant Tiger Stores Limited; GUESS?, Inc.; La Perla; Lowe’s Companies, Inc.; New York & Company, Inc.; Pacific Sunwear of California, Inc.; Spar Austria; Staples, Inc.; The Container Store, Inc.

Financial Services and Insurance: Banco Bilbao Vizcaya Argentaria, S.A. (BBVA); Bankia; Caisse d’Epargne Cote d’Azur; Deutsche Bank; Government Employees Insurance Company (GEICO); Länsförsäkringar AB; RE/MAX, LLC; Société Générale S.A.; Wintrust Financial Corporation; Zurich Insurance Group

Pharmaceutical and Healthcare: CareSource Management Group Co.; Cincinnati Children’s Medical Center; HealthTrust; Johnson & Johnson; NHS Scotland’s Golden Jubilee National Hospital; Novation

Manufacturing: Cardinal Glass Industries; Husqvarna Group; Kinross Gold Corporation; Michelin; Republic National Distributing Company, LLC; Rite-Hite Holding Corporation; Sennheiser electronic; The Sherwin-Williams Company; Watsco; Weiler Corporation; Wilton Industries, Inc.

Technology, Media, and Telecommunications: Adobe; AutoTrader.com; eBay Inc.; eHarmony; Eyefreight; Facebook; Houghton Mifflin Harcourt; Iridium Communications Inc.; Keysight Technologies; LinkedIn Corporation; Netflix, Inc.; Nielsen Holdings N.V.; Sonic Automotive; Thomson Reuters; Yahoo! Inc.

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

Notable Customers from 2015

Blackbox BI Consultancy Sdn Bhd

With deep domain knowledge in the retail sector, Blackbox BI Consultancy was established in Malaysia to help retailers across the South East Asia region harness business analytics solutions to increase business performance and gain competitive advantage. Blackbox BI Consultancy relies on MicroStrategy Analytics to offer cloud-based retail analytics solutions to its wide spectrum of clients that span across the fashion, home furnishing, consumer durable, groceries, convenience stores, food and beverage, and healthcare industries. In addition, Blackbox BI Consultancy selected Usher to secure its enterprise cyber assets and facilities with its customers. Blackbox BI Consultancy will introduce Usher to a segment of its customer base to create a new customer experience. It will replace traditional forms of enterprise identity with mobile identity badges securely delivered on smartphones, and will ultimately deploy Usher as its enterprise identity management solution integrated into its MicroStrategy Mobile application to a wider audience of SenHeng customers to create an exceptional customer experience.

Concentra Health Services

Concentra Health Services is a national health care company delivering a wide range of medical services to employers and patients, including urgent care, occupational medicine, physical therapy, primary care, and wellness programs. Based in Addison, Texas and operating in more than 500 medical centers in 40 states, Concentra Health Services has selected MicroStrategy Analytics to enhance its operations. With MicroStrategy, physicians and clinicians will have the ability to easily analyze and drill into operational data, perform self-service analytics, and quickly create ad-hoc reports on diagnostic testing, preventive screenings, physical exams, vaccinations, and medication dispensing patterns data in a secure environment. The insight obtained will help Concentra improve its patient services. Concentra chose MicroStrategy for its platform’s ease of use and interactivity, self-service analytics, drill anywhere capabilities, high performance, and scalability.

Eagle Investment Systems

Eagle Investment Systems, a subsidiary of BNY Mellon with headquarters in Wellesley, MA, and MicroStrategy extended their strategic OEM partnership in March 2015. Eagle selected MicroStrategy for its comprehensive analytics platform, mobile leadership, scalability, ease of use, and low total cost of ownership. Eagle clients are able to leverage MicroStrategy for self-service reporting and business intelligence across their suite of data management, investment accounting, and performance measurement applications.

Flex

Our customer Flex purchased additional licenses of MicroStrategy Analytics and MicroStrategy Mobile to support its global purchasing organization and factory operations with enterprise analytics reporting.

Nedbank (Pty) Ltd

Nedbank Group (JSE: NED), based in Johannesburg, South Africa, is one of the largest banking groups in South Africa by assets and deposits, with Nedbank Limited being one of its principal banking subsidiaries. Nedbank Ltd selected MicroStrategy Analytics as its preferred enterprise-wide analytics platform to deliver business intelligence, self-service data discovery, and mobile apps to its staff and clients so that they can better monitor and react to data management, investment accounting, and performance activity on their mobile devices. Nedbank selected MicroStrategy for its comprehensive analytics platform, mobile leadership, scalability, ease of use, and low total cost of ownership.

North Texas Tollway Authority

The North Texas Tollway Authority (NTTA), a political subdivision of the state of Texas, is authorized to acquire, construct, maintain, repair and operate turnpike projects in the north Texas region. A new MicroStrategy customer, NTTA selected MicroStrategy Analytics and MicroStrategy Mobile to provide employees with interactive dashboards, reports, ad hoc analyses, and map views of data points on Texas roadways. By moving toward a proactive, self-service reporting/analytics model, NTTA’s user community will be able to perform analytics on customer behavior, report on compliance, and recover lost revenue. NTTA will also be able to report on real-time operational data coming from sensors on roadways (that detect weather and traffic conditions), electronic tolling data (toll tag transactions and license plate images for cashless OCR tolling), invoicing data, and customer demographics (driving habits). Through a competitive bid and evaluation of visual data discovery and business intelligence vendors in the market, NTTA selected MicroStrategy because its feature set best fits NTTA’s business requirements. Also cited were MicroStrategy’s ease of use, high performance, scalability, lower total cost of ownership, and its mobile capabilities in support of iOS and Android devices.

Rack Room Shoes

Rack Room Shoes, headquartered in Charlotte, NC, is a family footwear retailer offering a wide selection of nationally recognized and private brands of great shoes for men, women, and children in comfort, dress, casual, and athletic categories. A new MicroStrategy customer, Rack Room Shoes selected MicroStrategy Analytics to replace past legacy systems for merchandising, store operations, and executive-based reporting. With MicroStrategy, Rack Room Shoes and sister company, Off Broadway Shoe Warehouse, will provide employees at their headquarters and U.S. store locations with business-centric applications to explore data across their supply chain, finance, merchandising, and marketing departments. The upgrade is an efficient solution for shared insights regarding operational performance for key executives of Rack Room Shoes and Off Broadway Shoe Warehouse. Rack Room Shoes selected MicroStrategy for its ease of use, fast time to market, lower total cost of ownership, and proven retail leadership.

Randstad Groep Nederland

Based in Diemen, Netherlands, Randstad Groep Nederland is a subsidiary of Randstad Holding, founded in 1960 and active in 39 countries with approximately 28,000 employees. Randstad specializes in solutions in the field of flexible work and HR services. A new customer, Randstad Groep Nederland selected MicroStrategy Analytics and MicroStrategy Mobile to enhance its operations. With MicroStrategy, agents in the field and their management will have the ability to easily analyze and drill into operational data, perform self-service analytics and quickly create ad-hoc reports. Randstad Groep Nederland chose MicroStrategy as its corporate business intelligence solution, citing the platform’s ease of use and interactivity, self-service analytics, drill anywhere capabilities, high performance and scalability. Randstad has the option to expand its MicroStrategy implementation to support its global operations.

TrueCar, Inc.

Based in Santa Monica, CA, TrueCar, Inc. is an automotive pricing and information website for new and used car buyers and dealers. A MicroStrategy customer since 2007, TrueCar will expand its MicroStrategy footprint by leveraging MicroStrategy Analytics and MicroStrategy Mobile to prototype and develop a new enterprise analytics application. The MicroStrategy-based solution will enable automobile OEMs and dealerships to easily access market data on the web and mobile devices in order to make better inventory and pricing decisions that drive more sales. MicroStrategy was chosen for its solution’s user-friendly capabilities, superior performance and scalability, system availability, and its ability to support trusted governed data discovery within a comprehensive enterprise analytics platform.

Wirecard

Wirecard AG is one of the world’s leading independent providers of outsourcing and white label solutions for electronic payment transactions. The Wirecard Group supports companies in accepting electronic payments from all sales channels. A global multi-channel platform bundles international payment acceptances and methods, supplemented by fraud prevention solutions. When companies choose to issue their own payment instruments in the form of cards or mobile payment solutions, Wirecard provides them with an end-to-end infrastructure, including the requisite licenses for card and account products. Wirecard AG is listed on the Frankfurt Securities Exchange (TecDAX, ISIN DE0007472060, WDI). A new MicroStrategy customer, Wirecard will entrust the MicroStrategy platform to set up management reports, dashboards, and sophisticated analyses of payment transactions for its employees, visible via web and mobile solutions. Wirecard customers will benefit from MicroStrategy through integration within the corporate portals, providing secure visual insights into their own data with improved performance. Wirecard chose MicroStrategy for its ease-of-use and its capabilities to identify efficiencies, improve customer service, and help grow the business.

XING

XING, with headquarters in Hamburg, Germany, is the leading social network for business professionals in German-speaking countries with more than 8 million members in the DACH region. Its paid memberships (subscriptions) make up its core business to date, and allow XING to tap into new markets while retaining high levels of profitability. MicroStrategy Analytics is used as XING’s enterprise analytics standard across the organization, providing decision makers with critical executive reports, business dashboards, and easy-to-understand statistical and data mining insight. With the recent purchase of additional MicroStrategy licenses, XING will be able to support its fast growing business units in the field of E-Recruiting and Events and seize upcoming business opportunities. MicroStrategy was chosen for its platform’s ease-of-use, superior data visualization capabilities, and ability to help grow the business.

Competition

MicroStrategy 10 Secure Enterprise and MicroStrategy Secure Cloud Competitors

The analytics market is highly competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM (Cognos), SAP (BO), Microsoft (Power BI), and Oracle (OBIEE), that provide one or more products that directly compete with our products; (2) open source analytics vendors such as Open Text (Actuate) and Hitachi (Pentaho®); (3) various other analytics software providers, such as Qlik, Tableau Software, TIBCO, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi®), that do not offer an analytics platform, but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other vendors offering cloud-based offerings, such as GoodData and Birst. Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across different sizes of analytics implementation projects. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue and new license and subscription revenues from both existing and prospective customers.

MicroStrategy Mobile Competitors

The market for mobile analytics is rapidly evolving. New mobile devices are being introduced in the market at a rapid pace, and enhancements to mobile operating systems are being made at an even faster rate. The rapidly changing technology landscape creates opportunities for both existing competitors and new vendors to introduce innovative new products. Within the mobile analytics space, we predominantly compete with the same set of analytics vendors that we compete with in the analytics market. Our competitiveness in this market will depend on how quickly we can adapt to the changing technology landscape and how effectively we sell, market, and differentiate our offering.

Usher Competitors

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

Restructuring and Executive Management Reorganization

In the third quarter of 2014, we committed to a restructuring plan (the “2014 Restructuring Plan”) to streamline our workforce and spending to better align our cost structure with our business strategy, including reducing our workforce by 777 employees. As of December 31, 2014, we had implemented substantially all of the 2014 Restructuring Plan. We do not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material. The 2014 Restructuring Plan resulted in pre-tax restructuring charges of $0.3 million and $14.7 million for the years ended 2015 and 2014, respectively. See Note 8, Restructuring, to the Consolidated Financial Statements in “Part IV. Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K for further detail on the 2014 Restructuring Plan. In addition to the 2014 Restructuring Plan, we have implemented other internal cost-savings initiatives.

In January 2016, the Board of Directors implemented a reorganization of our executive management team to further streamline our business. The reorganization enabled us to eliminate a layer of management by eliminating a separate Office of the President and was designed to better position our business for profitable growth. This streamlining resulted in the departures of our former President, Paul N. Zolfaghari, and our former President and Chief Legal Officer, Jonathan F. Klein. See Note 19, Subsequent Events, to the Consolidated Financial Statements in “Part IV. Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K for further detail on the Executive Management Reorganization.

Employees

As of December 31, 2015, we had a total of 1,947 employees, of whom 938 were based in the United States and 1,009 were based internationally. Of our 1,947 employees, 513 were engaged in sales and marketing, 461 in research and development, 663 in subscription, product support, consulting, and education services, and 310 in finance, administration, and corporate operations. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries some employees are members of trade or local unions. In France, our employees are represented by a works council as required by local law. We have not experienced any work stoppages and consider our relations with our employees to be good.

The following table summarizes employee headcount, as of the dates indicated and reflects changes resulting from the 2014 Restructuring Plan as well as new hires and terminations outside the 2014 Restructuring Plan:

	December 31,	December 31,	December 31,
	2013	2014	2015

Subscription services	39	57	37
Product support	164	138	131
Consulting	669	600	467
Education	36	24	28
Sales and marketing	825	662	513
Research and development	953	645	461
General and administrative	472	344	310

Total headcount	3,158	2,470	1,947

Research and Product Development

We maintain a dedicated performance engineering team and conduct research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes and security solutions. The description of research and development expenses in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a breakdown of such expenses. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. As of December 31, 2015, our research and product development staff consisted of 461 employees.

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

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we are able to recognize revenue;

•	the timing of announcements of new offerings by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced versions of our products and services;

•	the length of our sales cycles;

•	seasonal or other buying patterns of our customers;

•	changes in our operating expenses, including as a result of various cost-saving initiatives that we are implementing;

•	planned major maintenance activities related to our owned corporate aircraft;

•	the timing of research and development projects and the capitalization of software development costs;

•	personnel changes, including as a result of our recent executive management reorganization;

•	our use of channel partners;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	changes in foreign currency exchange rates;

•

our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made;

•	increases or decreases in our liability for unrecognized tax benefits; and

•	changes in customer decision making processes or customer budgets.

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. For example, although we have reduced our operating expenses in certain recent periods, if our revenues in the future are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses.

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

We may not be able to sustain or increase profitability in the future

We generated income from continuing operations, net of tax, for each of the fiscal years ended December 31, 2015, 2014, and 2013; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of December 31, 2015, we had $8.0 million of deferred tax assets, net of a $2.0 million valuation allowance, and if we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

We face risks arising from our restructuring activities and other cost-saving initiatives

In September 2014, we committed to a restructuring plan to streamline our workforce and spending to better align our cost structure with our business strategy. We implemented substantially all of the plan in 2014, including a workforce reduction of 777 employees worldwide. See Note 8, Restructuring, to the Consolidated Financial Statements in “Part IV. Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K for further information relating to the restructuring plan. The restructuring, including the organizational, operational, and strategic changes that have taken place during and following the implementation of the restructuring plan, as well as an executive management reorganization that we recently implemented and other cost-savings initiatives that we have implemented or are implementing, present significant potential risks that may impair our ability to achieve anticipated cost reductions or otherwise harm our business, including:

•	a decrease in employee morale, which could lead to voluntary departures of key employees;

•	failure to meet operational targets or customer requirements due to the termination or attrition of employees, or a decrease in employee morale;

•	failure to maintain adequate controls and procedures while consolidating operational and administrative infrastructure;

•	diversion of management attention from ongoing business activities; and

•	employment by our competitors of employees whose positions were eliminated.

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

Further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In addition, in the United States, proposals for broad reform of the existing U.S. corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.

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

If the market for analytics products fails to grow as we expect, or if businesses fail to adopt our offerings, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of analytics products and related technical support, consulting, and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for analytics products has grown in recent years, the market for analytics offerings continues to evolve. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection, use, and transfer of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions.

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

Our products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics market is highly competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM (Cognos), SAP (BO), Microsoft (Power BI), and Oracle (OBIEE), that provide one or more products that directly compete with our products; (2) open source analytics vendors such as Open Text (Actuate) and Hitachi (Pentaho); (3) various other analytics software providers, such as Qlik, Tableau Software, TIBCO, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other vendors offering cloud-based offerings, such as GoodData and Birst. Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across different sizes of analytics implementation projects. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue and new license and subscription revenues from both existing and prospective customers.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the year ended December 31, 2015, transactions by channel partners for which we recognized revenues accounted for 19.0% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

In addition, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, some of our agreements with our channel partners prescribe the terms and conditions pursuant to which they are authorized to resell or distribute our software and offer technical support and related services. We also typically require our channel partners to represent to us the details of product licenses transactions sold through to end user customers. If our channel partners do not comply with their contractual obligations to us, our business, results of operations, and financial condition may be materially adversely affected.

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $213.1 million as of December 31, 2015. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $103.4 million, resulting in net current and non-current deferred revenue and advance payments of $109.7 million as of December 31, 2015. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase product licenses, subscription services, product support, or other services through 2020 totaling approximately $127.5 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 38.3%, 41.1%, and 40.4% of our total revenues for the years ended December 31, 2015, 2014, and 2013, respectively. Our international operations require significant management attention and financial resources.

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

Various corporate tax reform bills and other proposals have been or are currently under consideration by Congress and the Obama Administration. These proposals include, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts, new rules for reporting international and foreign activities on a “country by country” basis, the reduction or elimination of certain corporate tax incentives, modifications to the existing regime for taxing overseas earnings (including consideration of a minimum tax on adjusted unrepatriated foreign earnings), and measures to prevent base erosion and profit shifting. It is not clear whether, or to what extent, these proposals may be enacted. Although the overall impact that such proposals may have on our future effective tax rate is unclear at this time, significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the years ended December 31, 2015, 2014, and 2013, our top three product licenses transactions with recognized revenue totaled $7.4 million, $6.4 million, and $14.3 million respectively, or 6.2%, 5.1%, and 9.7% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

We depend on technology licensed to us by third parties, and the loss of this technology could impair our software, delay implementation of our offerings, or force us to pay higher license fees

We license third-party technologies that are incorporated into or utilized by our existing offerings. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party software for future offerings. In addition, we may be unable to renegotiate acceptable third-party license terms or we may be subject to infringement liability if third-party software that we license is found to infringe intellectual property rights of others. Changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our software offerings becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development costs to ensure continued performance of our offerings, and we may experience a decreased demand for our offerings.

If we are unable to recruit or retain skilled personnel, or if we lose the services of our Chairman of the Board, Chief Executive Officer & President, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. For example, our restructuring activities and cost-saving initiatives may adversely impact our ability to attract or retain key employees. Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors, Chief Executive Officer & President. If we lose the services of Mr. Saylor or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

The nature of our software offerings makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the offerings perform and which could, in turn, reduce demand for our offerings, reduce our revenue, and lead to product liability claims against us

Software as complex as ours may contain errors and/or defects. Although we test our software offerings extensively, we have in the past discovered software errors in our offerings after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new offerings or releases after commercial shipments begin. This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect on our business, operating results, and financial condition. We may also have to expend resources and capital to correct these defects.

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

Changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations or applicable privacy policies, could materially adversely affect our business

Aspects of our business, including our cloud services offerings and Usher, involve processing, storing, and transmitting personal data, which is subject to certain privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of customer and employee data that we store through our cloud services offerings, networks, and other systems, including personal data, is increasing. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny. For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions that engage in creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. Our access to protected health information through our cloud services offerings triggers obligations to comply with certain privacy rules and data security requirements under HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us or our third-party service providers to comply with applicable privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

Various federal, state, and foreign legislative, regulatory, or other governmental bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy and data protection that could materially adversely impact our business. For example, a recent ruling by the European Court of Justice invalidated the U.S.-EU Safe Harbor Framework. Following this ruling, U.S. and European authorities agreed to an updated version of the Safe Harbor Framework, referred to as the “Privacy Shield.” In addition, the European Union recently issued a final draft of a new EU General Data Protection Regulation, which is expected to go into effect in 2018. Complying with these and other changing requirements could cause us or our customers to incur substantial costs, require us to change our business practices, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results. Additionally, the legislation and regulation regarding mobile data collection continue to evolve and if laws or regulations restricting or limiting the collection or use of mobile data are enacted, they may reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we or our third-party service providers experience a security breach and unauthorized parties obtain access to our customers’ data, our channel partners’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’ and channel partners’ information and data as well as our own, including in our cloud services offerings, networks, and other systems. There can be no assurance that any security measures that have been implemented will be effective against all security threats. For example, security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as user names or passwords, and employee error or malfeasance. Such breach could result in someone obtaining unauthorized access to our customers’ or channel partners’ data, our data (including our proprietary information or trade secrets), or our cloud services offerings, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reducing the demand for our offerings and our revenue, disrupt our normal business operations, require us to spend material resources to correct the breach, expose us to legal liabilities including litigation and indemnity obligations, and materially adversely affect our operating results. These risks will increase as we continue to grow the number and scale of our cloud-based offerings and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

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

For example, in December 2011, we were sued by DataTern, which alleged that certain of our analytics products infringe its patents, and we have received indemnification requests from certain of our channel partners and customers who were also named as defendants in connection with this matter. This matter is described in further detail in this Annual Report on Form 10-K under “Part I. Item 3. Legal Proceedings.”

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

Because of the rights of our two classes of common stock, and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 22, 2016, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.5% of the total voting power. Michael J. Saylor, our Chairman of the Board of Directors, Chief Executive Officer & President, beneficially owned 2,011,668 shares of class B common stock, or 67.7% of the total voting power, as of February 22, 2016. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results, and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock would also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price. In addition, this concentrated control limits stockholders’ ability to influence corporate matters and, as a result, we may take actions that our non-controlling stockholders do not view as beneficial or that conflict with their interests. As a result, the market price of our class A common stock could be materially adversely affected.

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

As of December 31, 2014, we were leasing approximately 233,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. We gave written notice in August 2014 of our intent to terminate the lease with respect to 19,000 square feet of this office space, effective February 2015, as part of the 2014 Restructuring Plan. We never used the terminated lease space and it remained vacant until it was terminated in February 2015. As of December 31, 2015, we leased approximately 214,000 square feet of office space at our corporate headquarters. The corporate headquarters office lease includes tenant incentives and allowances that we may use for leasehold improvements. The term of the amended lease expires in December 2020.

In addition, we lease offices in U.S. and foreign locations for our services and support, sales and marketing, research and development, and administrative personnel. As of December 31, 2015, we leased approximately 33,000 square feet of office space in the U.S., in addition to our corporate headquarters and approximately 213,000 square feet of office space in various foreign locations.

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

Our class A common stock is traded on the NASDAQ Global Select Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2015
First Quarter	$182.62	$150.01
Second Quarter	197.89	165.91
Third Quarter	226.48	168.63
Fourth Quarter	209.77	164.19
Year ended December 31, 2014
First Quarter	$135.83	$112.38
Second Quarter	146.13	98.79
Third Quarter	155.86	129.48
Fourth Quarter	176.96	127.46

There is no established public trading market for our class B common stock. As of February 22, 2016, there were approximately 1,589 stockholders of record of our class A common stock and three stockholders of record of our class B common stock.

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

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2015 – October 31, 2015	0	N/A	0	$454,708,615
November 1, 2015 – November 30, 2015	0	N/A	0	$454,708,615
December 1, 2015 – December 31, 2015	0	N/A	0	$454,708,615

Total:	0	N/A	0	$454,708,615

(1)

On July 28, 2005, we announced that the Board of Directors authorized us to repurchase up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million and extended the term of the 2005 Share Repurchase Program to April 29, 2013. On April 25, 2013, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2018, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any other funding arrangements that we may enter into in the future. As of December 31, 2015, pursuant to the 2005 Share Repurchase Program, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. As of December 31, 2015, $454.7 million of our class A common stock remained available for repurchase pursuant to the 2005 Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions.

Performance Graph

The following graph compares the cumulative total stockholder return on our class A common stock from December 31, 2010 (the last trading day before the beginning of our fifth preceding fiscal year) to December 31, 2015 (the last trading day of the fiscal year ended December 31, 2015) with the cumulative total return of (i) the Total Return Index for The NASDAQ Stock Market (U.S. Companies) (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer Index. The graph assumes the investment of $100.00 on December 31, 2010 in our class A common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index, and assumes that any dividends are reinvested. Measurement points are December 31, 2010, December 30, 2011, December 31, 2012, December 31, 2013, December 31, 2014, and December 31, 2015.

	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15
MicroStrategy Incorporated	$100.00	$126.73	$109.25	$145.36	$190.01	$209.77
NASDAQ Composite Index	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
NASDAQ Computer Index	$100.00	$101.35	$115.50	$154.87	$188.48	$202.94

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statements of Operations Data
Total revenues	$529,869	$579,830	$575,888	$565,724	$537,168
Income from continuing operations, net of tax	$105,931	$5,035	$26,550	$22,473	$21,807
Discontinued operations, net of tax	$0	$0	$56,782	$(1,927)	$(3,867)
Net income	$105,931	$5,035	$83,332	$20,546	$17,940
Earnings (loss) per share (1)(2):
Basic, from continuing operations	$9.33	$0.45	$2.35	$2.05	$2.03
Basic, from discontinued operations	0.00	0.00	5.02	(0.18)	(0.36)

Basic earnings per share	$9.33	$0.45	$7.37	$1.87	$1.67

Diluted, from continuing operations	$9.18	$0.44	$2.35	$2.01	$1.97
Diluted, from discontinued operations	0.00	0.00	5.02	(0.17)	(0.35)

Diluted earnings per share	$9.18	$0.44	$7.37	$1.84	$1.62

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data
Total assets, excluding held-for-sale	$656,894	$558,797	$585,514	$467,367	$440,487
Long-term liabilities, excluding deferred revenue, advance payments, and held-for-sale	$19,960	$26,208	$32,699	$49,649	$55,551
Total stockholders’ equity	$455,281	$324,471	$310,326	$200,311	$168,978

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.
(2)	We have never declared or paid any cash dividends on either class A or class B common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MicroStrategy 10 consolidates analytics, mobility, and security in a single integrated platform, available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud. MicroStrategy’s enterprise platform combines traditional business intelligence functionality with data discovery, mobile analytics, and powerful enterprise security. MicroStrategy 10 builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster. MicroStrategy 10 consists of MicroStrategy Analytics, MicroStrategy Mobile, and Usher.

MicroStrategy Analytics empowers large organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise, while also being able to cater to smaller workgroups and departmental use via MicroStrategy Desktop. MicroStrategy Analytics delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web (via MicroStrategy Web). It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. MicroStrategy Analytics is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud. MicroStrategy Desktop is a standalone, on-premise visual data discovery tool designed to enable business users to analyze and understand their data. With MicroStrategy Desktop, smaller departments or individual business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

MicroStrategy Mobile enables organizations to rapidly build custom business applications that deliver analytics combined with transactions, multimedia, mapping, and custom workflows to mobile devices. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to quickly deploy powerful mobile business apps. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times. MicroStrategy Mobile is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud.

Usher, MicroStrategy’s security solution, is a powerful mobile security platform designed to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories. Usher works on standard smartphones running on iOS or the Android platform, and also boasts an Apple Watch integration. By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s enterprise mobile security solution addresses some of the biggest challenges facing corporations today - including authentication, identity and access management, and resource authorization - while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Through the use of Bluetooth, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities. Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a new real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. With the addition of Usher Professional, administrators can track user activity on a real-time map and communicate with users from the Usher application. Usher is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud.

MicroStrategy Secure Cloud is a platform for organizations that want to harness the power of data through MicroStrategy’s enterprise solutions via the cloud. Compared to traditional on-premises approaches, MicroStrategy Secure Cloud is architected to deliver best-of-breed MicroStrategy software via the cloud, with pre-configured, ready to go servers, coupled with the required supporting infrastructure with metadata databases, relational databases, and big data storage. With MicroStrategy Secure Cloud, customers can launch enterprise analytics environments within minutes and use the full MicroStrategy 10 offering on a subscription basis.

MicroStrategy Analytics, MicroStrategy Mobile, and MicroStrategy Secure Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During 2015, 2014, and 2013, we did not generate significant revenues from Usher.

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

The following tables set forth certain operating highlights (in thousands) for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
	2015	2014	2013

Revenues
Product licenses	$119,143	$125,952	$147,879
Subscription services	27,839	22,322	12,246

Total product licenses and subscription services	146,982	148,274	160,125
Product support	281,740	295,703	277,509
Other services	101,147	135,853	138,254

Total revenues	529,869	579,830	575,888

Cost of revenues
Product licenses	8,118	6,957	6,606
Subscription services	13,051	17,560	15,636

Total product licenses and subscription services	21,169	24,517	22,242
Product support	12,748	14,241	16,617
Other services	67,191	96,452	99,710

Total cost of revenues	101,108	135,210	138,569

Gross profit	428,761	444,620	437,319

Operating expenses
Sales and marketing	148,522	225,086	215,089
Research and development	65,206	103,355	98,056
General and administrative	80,732	96,343	104,734
Restructuring costs	279	14,732	0

Total operating expenses	294,739	439,516	417,879

Income from continuing operations	$134,022	$5,104	$19,440

The analytics market is highly competitive and our results of operations depend on our ability to market and sell offerings that provide customers with greater value than those offered by our competitors. Within the analytics space we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM (Cognos), SAP (BO), Microsoft (Power BI), and Oracle (OBIEE), that provide one or more products that directly compete with our products; (2) open source analytics vendors such as Open Text (Actuate) and Hitachi (Pentaho); (3) various other analytics software providers, such as Qlik, Tableau Software, TIBCO, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform, but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other vendors offering cloud-based offerings, such as GoodData and Birst. Our success depends on the effectiveness with which we can differentiate our product from both the megavendors and other analytics vendors across large, mid-sized, and small opportunities.

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

•	release of MicroStrategy 10 Secure Enterprise, which consolidates analytics, mobility and security in a single integrated platform;

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

In the third quarter of 2014, we committed to the 2014 Restructuring Plan to streamline our workforce and spending to better align our cost structure with our business strategy. We implemented substantially all of the plan by the end of the fourth quarter of 2014. See Note 8, Restructuring, to the Consolidated Financial Statements for further detail on the 2014 Restructuring Plan. In addition to the 2014 Restructuring Plan, we have implemented other internal cost-savings initiatives. Our results of operations also reflect the impact of additional cost reductions resulting from employee turnover that has occurred outside of the 2014 Restructuring Plan.

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

	Years Ended December 31,
	2015	2014	2013

Sales and marketing	$2,842	$335	$0
Research and development	1,112	967	346
General and administrative	13,345	10,484	1,732

Total share-based compensation expense	$17,299	$11,786	$2,078

As of December 31, 2015, we estimated that approximately $47.8 million of additional share-based compensation expense for options granted under the 2013 Equity Plan would have been recognized over a remaining weighted average period of 2.7 years. Included in these amounts is approximately $6.8 million of total unrecognized share-based compensation expense related to unvested stock options subsequently forfeited in January 2016 as a result of the executive management reorganization described in Note 19, Subsequent Events. Prior to the executive management reorganization, such amount was expected to be recognized over a remaining service period of 1.6 years.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Years Ended December 31,
	2015	2014	2013

Reconciliation of non-GAAP income from continuing operations:
Income from continuing operations	$134,022	$5,104	$19,440
Share-based compensation expense	17,299	11,786	2,078
Restructuring costs	279	14,732	0

Non-GAAP income from continuing operations	$151,600	$31,622	$21,518

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

Our standard software license agreements do not include any price protection provisions. However, transactions under our General Services Administration Federal Supply Schedule contract must comply with the Price Reductions clause. In addition, certain government agencies have the right to cancel contracts for “convenience.” During the last three fiscal years, there were no material amounts refunded under the Price Reductions clause and there were no material contracts cancelled for convenience.

Amounts collected prior to satisfying our revenue recognition criteria are included in net deferred revenue and advance payments in the accompanying Consolidated Balance Sheets.

Software revenue recognition requires judgment, including determinations about whether collectability is reasonably assured, the fee is fixed and determinable, a software arrangement includes multiple elements, and if so, whether VSOE exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

We also generate subscription services revenues primarily from our cloud services offerings. Subscription services revenues include subscription fees from customers for access to the full breadth of MicroStrategy Analytics and MicroStrategy Mobile capabilities, database services, and data integration services. Our standard arrangements with customers generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract, following completion of the set-up service. Any related set-up service fees are recognized ratably over the longer of the contract period or the estimated average life of the customer relationship.

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

During 2015, 2014, and 2013, we did not generate significant revenues from Usher.

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

	Years Ended December 31,
	2015	2014	2013

International product licenses revenues	$(8,008)	$(1,985)	$(1,089)
International subscription services revenues	(408)	67	(3)
International product support revenues	(19,606)	(2,782)	(686)
International other services revenues	(7,357)	(1,078)	(859)

Cost of product support revenues	(543)	27	(146)
Cost of other services revenues	(6,420)	(665)	(109)
Sales and marketing expenses	(9,817)	(1,583)	(1,039)
Research and development expenses	(218)	278	627
General and administrative expenses	(2,458)	(536)	(264)

For example, if there had been no change to foreign currency exchange rates from 2014 to 2015, international product licenses revenues would have been $57.0 million rather than $49.0 million for the year ended December 31, 2015. If there had been no change to foreign currency exchange rates from 2014 to 2015, international product support revenues would have been $129.5 million rather than $109.9 million for the year ended December 31, 2015. If there had been no change to foreign currency exchange rates from 2014 to 2015, sales and marketing expenses would have been $158.3 million rather than $148.5 million for the year ended December 31, 2015.

Results of Operations

Comparison of the years ended December 31, 2015, 2014, and 2013

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	in 2015	in 2014
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$70,127	$68,836	$87,109	1.9%	-21.0%
International	49,016	57,116	60,770	-14.2%	-6.0%

Total product licenses revenues	119,143	125,952	147,879	-5.4%	-14.8%

Subscription Services
Domestic	24,332	19,454	10,939	25.1%	77.8%
International	3,507	2,868	1,307	22.3%	119.4%

Total subscription services revenues	27,839	22,322	12,246	24.7%	82.3%

Total product licenses and subscription services revenues	$146,982	$148,274	$160,125	-0.9%	-7.4%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	15	14	18
Between $0.5 million and $1.0 million in licenses revenue recognized	34	29	32

Total	49	43	50

Domestic:
More than $1.0 million in licenses revenue recognized	12	11	14
Between $0.5 million and $1.0 million in licenses revenue recognized	17	15	21

Total	29	26	35

International:
More than $1.0 million in licenses revenue recognized	3	3	4
Between $0.5 million and $1.0 million in licenses revenue recognized	17	14	11

Total	20	17	15

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	in 2015	in 2014
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$25,462	$21,335	$37,585	19.3%	-43.2%
Between $0.5 million and $1.0 million in licenses revenue recognized	23,296	19,755	22,089	17.9%	-10.6%
Less than $0.5 million in licenses revenue recognized	70,385	84,862	88,205	-17.1%	-3.8%

Total	119,143	125,952	147,879	-5.4%	-14.8%

Domestic:
More than $1.0 million in licenses revenue recognized	20,350	16,231	30,710	25.4%	-47.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	12,503	10,596	14,505	18.0%	-26.9%
Less than $0.5 million in licenses revenue recognized	37,274	42,009	41,894	-11.3%	0.3%

Total	70,127	68,836	87,109	1.9%	-21.0%

International:
More than $1.0 million in licenses revenue recognized	5,112	5,104	6,875	0.2%	-25.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	10,793	9,159	7,584	17.8%	20.8%
Less than $0.5 million in licenses revenue recognized	33,111	42,853	46,311	-22.7%	-7.5%

Total	$49,016	$57,116	$60,770	-14.2%	-6.0%

Product licenses revenues decreased $6.8 million and $21.9 million during 2015 and 2014, respectively, as compared to the prior year. For the years ended December 31, 2015, 2014, and 2013, product licenses transactions with more than $0.5 million in recognized revenue represented 40.9%, 32.6%, and 40.4%, respectively, of our product licenses revenues. During 2015, our top three product licenses transactions totaled $7.4 million in recognized revenue, or 6.2% of total product licenses revenues, compared to $6.4 million and $14.3 million, or 5.1% and 9.7% of total product licenses revenues, during 2014 and 2013, respectively. We believe that challenges in execution experienced by our sales, marketing, and technology organizations, particularly as the 2014 Restructuring Plan was being implemented, contributed to the decrease in product licenses revenues during 2014.

Domestic product licenses revenues. Domestic product licenses revenues increased $1.3 million during 2015, as compared to the prior year, primarily due to an increase in the number and average deal size of transactions with more than $1.0 million in recognized revenue, and an increase in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues decreased $18.3 million during 2014, as compared to the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

International product licenses revenues. International product licenses revenues decreased $8.1 million during 2015, as compared to the prior year, primarily due to an $8.0 million negative foreign currency exchange impact and a decrease in the number of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

International product licenses revenues decreased $3.7 million during 2014, as compared to the prior year, primarily due to a $2.0 million negative foreign currency exchange impact, a decrease in the number of transactions with less than $0.5 million in recognized revenue, and a decrease in the number of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

Subscription services revenues. Subscription services revenues are primarily derived from our cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $5.5 million and $10.1 million during 2015 and 2014, respectively, as compared to the prior year, primarily due to an increase in the number of new subscription services customers and an increase in the use of subscription services by existing customers as our cloud services business has continued to grow.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	in 2015	in 2014

Product Support Revenues:
Domestic	$171,832	$171,505	$159,659	0.2%	7.4%
International	109,908	124,198	117,850	-11.5%	5.4%

Total product support revenues	$281,740	$295,703	$277,509	-4.7%	6.6%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $14.0 million during 2015, as compared to the prior year, primarily due to a $19.6 million negative foreign currency exchange impact, partially offset by new product and premium support contracts. Product support revenues increased $18.2 million during 2014, as compared to the prior year, primarily due to an increase in the number of new product and premium support contracts and more timely renewals at quarter-end.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	in 2015	in 2014
Other Services Revenues:
Consulting
Domestic	$54,159	$73,180	$75,193	-26.0%	-2.7%
International	37,906	48,778	47,037	-22.3%	3.7%

Total consulting revenues	92,065	121,958	122,230	-24.5%	-0.2%

Education	9,082	13,895	16,024	-34.6%	-13.3%

Total other services revenues	$101,147	$135,853	$138,254	-25.5%	-1.7%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased during 2015, as compared to the prior year, primarily due to a decrease in billable hours worldwide and a $6.9 million negative foreign currency exchange impact, partially offset by an increase in the average bill rate. Consulting revenues decreased during 2014, as compared to the prior year, primarily due to a decrease in billable hours with customers in the domestic and Latin American regions, partially offset by an increase in billable hours with customers in the EMEA region, which includes operations in Europe, the Middle East, and Africa.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased during 2015, as compared to the prior year, primarily due to lower overall contract values and a decrease in onsite and online course delivery. Education revenues decreased during 2014, as compared to the prior year, primarily due to lower overall contract values, a decrease in private and custom courses delivered, and continued shifting demand from traditional classroom training to virtual training in the domestic, Latin American, and Asia Pacific regions.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	in 2015	in 2014
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$8,118	$6,957	$6,606	16.7%	5.3%
Subscription services	13,051	17,560	15,636	-25.7%	12.3%

Total product licenses and subscription services	21,169	24,517	22,242	-13.7%	10.2%

Product support	12,748	14,241	16,617	-10.5%	-14.3%
Other services:
Consulting	63,344	90,780	93,661	-30.2%	-3.1%
Education	3,847	5,672	6,049	-32.2%	-6.2%

Total other services	67,191	96,452	99,710	-30.3%	-3.3%

Total cost of revenues	$101,108	$135,210	$138,569	-25.2%	-2.4%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $1.2 million during 2015, as compared to the prior year, primarily due to a $3.5 million increase in amortization of capitalized software development costs related to MicroStrategy 10, which was made generally available in June 2015, partially offset by a $0.9 million decrease in referral fees related to channel partners, a $0.8 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.3, which became fully amortized in September 2015, a $0.4 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2.1, which became fully amortized in June 2014, and a $0.3 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.2, which became fully amortized in March 2014. We expect to amortize the remaining balance of our products’ capitalized software development costs as of December 31, 2015 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Development Costs, Net, as of December 31, 2015 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.4	$1,359	9
MicroStrategy 10	14,496	29

Total capitalized software development costs, net	$15,855

All of the above software form part of MicroStrategy 10.

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

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues decreased $4.5 million during 2015, as compared to the prior year, primarily due to a $3.0 million decrease in equipment, facility, and other related support costs, which included a $1.5 million decrease related to certain reclassifications of depreciation costs to research and development expenses, a $1.1 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.7 million decrease in consulting and advisory costs, and a $0.2 million decrease in recruiting costs, partially offset by a $0.4 million increase in third-party hosting service provider fees. Subscription services headcount decreased 35.1% to 37 at December 31, 2015 from 57 at December 31, 2014.

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

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues decreased $1.5 million during 2015, as compared to the prior year, due to a $1.5 million decrease in compensation and related costs due to a decrease in staffing levels. Product support headcount decreased 5.1% to 131 at December 31, 2015 from 138 at December 31, 2014.

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

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $27.4 million during 2015, as compared to the prior year, due to a $13.1 million decrease in compensation and related costs due to a decrease in staffing levels, a $6.7 million decrease in subcontractor costs, a $5.0 million decrease in travel and entertainment expenditures, a $2.3 million decrease in facility and other related support costs, and a $0.3 million decrease in recruiting costs. Included in the above components is an aggregate $6.2 million favorable foreign currency exchange impact. Consulting headcount decreased 22.2% to 467 at December 31, 2015 from 600 at December 31, 2014.

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

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $1.8 million during 2015, as compared to the prior year, due to a $0.7 million decrease in compensation and related costs due to a decrease in average staffing levels, a $0.5 million decrease in travel and entertainment expenditures, a $0.4 million decrease in subcontractor costs, and a $0.2 million decrease in facility and other related support costs. Education headcount increased 16.7% to 28 at December 31, 2015 from 24 at December 31, 2014.

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

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	in 2015	in 2014

Sales and marketing expenses	$148,522	$225,086	$215,089	-34.0%	4.6%

Sales and marketing expenses decreased $76.6 million during 2015, as compared to the prior year, primarily due to a $51.5 million decrease in compensation and related costs due to a decrease in staffing levels, a $10.5 million decrease in marketing and advertising costs, a $7.9 million decrease in travel and entertainment expenditures, a $5.1 million decrease in facility and other related support costs, a $2.1 million decrease in recruiting costs, and a $1.5 million decrease in consulting and advisory costs, partially offset by a $2.5 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan. Included in the above components is an aggregate $9.8 million favorable foreign currency exchange impact. Sales and marketing headcount decreased 22.5% to 513 at December 31, 2015 from 662 at December 31, 2014.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a significant recurring expense. As of December 31, 2015, we estimate that approximately $9.5 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.3 years. See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Sales and marketing expenses increased $10.0 million during 2014, as compared to the prior year, primarily due to a $4.1 million increase in compensation and related costs due to an increase in average staffing levels, a $2.9 million increase in marketing and advertising costs, a $1.5 million increase in facility and other related support costs, a $1.3 million increase in recruiting costs, a $1.0 million increase due to previously disputed variable compensation, a $0.7 million increase in consulting and advisory costs, and a $0.3 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, partially offset by a $1.2 million decrease in variable compensation primarily due to a reduction in accrued bonus expense, resulting from both a reduction in the percentage payout of targeted bonuses and a decrease in staffing levels, and a $0.4 million decrease in travel and entertainment expenditures. Sales and marketing headcount decreased 19.8% to 662 at December 31, 2014 from 825 at December 31, 2013.

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

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	in 2015	in 2014

General and administrative expenses	$80,732	$96,343	$104,734	-16.2%	-8.0%

General and administrative expenses decreased $15.6 million during 2015, as compared to the prior year, primarily due to a $10.9 million decrease in compensation and related costs due to a decrease in staffing levels, a $2.2 million decrease in legal, consulting, and other advisory costs, a $2.2 million decrease in facility and other related support costs, a $0.9 million decrease in travel and entertainment expenditures, a $0.8 million decrease in other aircraft-related operating costs, and a $0.5 million decrease in recruiting costs, partially offset by a $2.9 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan. Included in the above components is an aggregate $2.5 million favorable foreign currency exchange impact. General and administrative headcount decreased 9.9% to 310 at December 31, 2015 from 344 at December 31, 2014. Having substantially implemented the 2014 Restructuring Plan, we do not expect to increase general and administrative headcount significantly in the near term.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense. As of December 31, 2015, we estimated that approximately $31.3 million of additional share-based compensation expense would have been recognized as general and administrative expense over a remaining weighted average period of 2.4 years. Included in these amounts is approximately $6.8 million of total unrecognized share-based compensation expense related to unvested stock options subsequently forfeited in January 2016 as a result of the executive management reorganization described in Note 19, Subsequent Events to the Consolidated Financial Statements. Prior to the executive management reorganization, such amount was expected to be recognized over a remaining service period of 1.6 years. See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

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

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	in 2015	in 2014

Gross research and development expenses before capitalized software development costs	$74,804	$111,751	$103,493	-33.1%	8.0%
Capitalized software development costs	(9,598)	(8,396)	(5,437)	14.3%	54.4%

Total research and development expenses	$65,206	$103,355	$98,056	-36.9%	5.4%

Amortization of capitalized software development costs included in cost of product licenses revenues	$7,212	$5,222	$5,502	38.1%	-5.1%

Research and development expenses, before capitalization of software development costs, decreased $36.9 million during 2015, as compared to the prior year, due to a $27.8 million decrease in compensation and related costs due to a decrease in staffing levels, a $5.0 million decrease in facility and other related support costs, a $2.4 million decrease in consulting and advisory costs, a $0.9 million decrease in travel and entertainment expenditures, and a $0.8 million decrease in recruiting costs. In 2015, we capitalized $9.6 million in costs associated with development efforts related to MicroStrategy 10, as compared to $8.4 million in software development costs that were capitalized in the prior year. Research and development headcount decreased 28.5% to 461 at December 31, 2015 from 645 at December 31, 2014.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a significant recurring expense. As of December 31, 2015, we estimate that approximately $7.0 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 3.4 years. See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses, before capitalization of software development costs, increased $8.3 million during 2014, as compared to the prior year, primarily due to an $11.8 million increase in compensation and related costs due to an increase in average staffing levels, a $1.2 million increase in recruiting costs, a $0.6 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, and a $0.4 million increase in facility and other related support costs, partially offset by a $5.0 million decrease in variable compensation primarily due to a reduction in accrued bonus expense, resulting from both a reduction in the percentage payout of targeted bonuses and a decrease in staffing levels, and a $0.9 million decrease in consulting and advisory costs. During 2014, we capitalized $8.4 million in costs associated with development efforts related to MicroStrategy 10, as compared to $5.4 million in software development costs that were capitalized in the prior year. Research and development headcount decreased 32.3% to 645 at December 31, 2014 from 953 at December 31, 2013.

Restructuring costs. In the third quarter of 2014, we adopted the 2014 Restructuring Plan, which included a workforce reduction of 777 employees. Restructuring costs consisted primarily of employee severance and related benefit costs, contract termination costs, and other related costs associated with our restructuring activities. As of December 31, 2014, we had implemented substantially all of the 2014 Restructuring Plan. Total restructuring costs were $0.3 million for the year ended December 31, 2015, consisting primarily of costs related to the liquidation of certain foreign subsidiaries as part of the 2014 Restructuring Plan. Total restructuring costs were $14.7 million for the year ended December 31, 2014. See “Overview”, “Liquidity and Capital Resources”, and Note 8, Restructuring, to the Consolidated Financial Statements for further information regarding the 2014 Restructuring Plan and related restructuring costs by major cost category.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of realized and unrealized gains and losses on our foreign currency forward contracts and foreign currency transaction gains and losses. During 2015, other income, net, of $3.6 million was comprised primarily of $2.4 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, $0.5 million in net realized and unrealized gains from the settlement of certain foreign currency forward contracts, and a $0.3 million foreign currency translation gain reclassified from other comprehensive income that resulted from the completion of the liquidation of one of our foreign subsidiaries as part of the 2014 Restructuring Plan. During 2014, other income, net, of $5.8 million was comprised primarily of $5.3 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, and $1.6 million in net unrealized gains from outstanding foreign currency forward contracts, offset by $0.5 million in net realized and unrealized losses from the settlement of certain foreign currency forward contracts, $0.3 million in net losses on disposal of fixed assets, and $0.3 million in impairment losses related to software developed for internal use. During 2013, other expense, net, of $3.2 million was comprised primarily of $3.3 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations and $0.6 million in net realized losses from the settlement of certain foreign currency forward contracts, partially offset by $0.4 million in proceeds received from litigation settlements.

Provision for Income Taxes

During 2015, we recorded a provision for income taxes from continuing operations of $31.9 million that resulted in an effective tax rate from continuing operations of 23.2%, as compared to a provision for income taxes from continuing operations of $6.0 million that resulted in an effective tax rate of 54.4% during 2014. The change in the Company’s effective tax rate from continuing operations in 2015, as compared to the prior year, was primarily due to a change in the overall income amount for 2015 and a change in the proportion of U.S. versus foreign income.

As of December 31, 2015, we utilized all of our U.S. federal net operating loss (“NOL”) carryforwards, but had foreign NOL carryforwards of $1.1 million. As of December 31, 2015, foreign NOL carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $8.0 million. As of December 31, 2015, we had a valuation allowance of $2.0 million primarily related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

If we are unable to sustain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred. We will continue to assess regularly the realizability of deferred tax assets.

Except as discussed below, we intend to indefinitely reinvest our undistributed earnings of all of our foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income from continuing operations does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. We did not repatriate any Subpart F deemed dividends in 2015 because we did not report any Subpart F income on our 2014 U.S. tax return, but repatriated Subpart F deemed dividends of $1.3 million and $1.0 million in 2014 and 2013, respectively, with no additional tax. As of December 31, 2015 and December 31, 2014, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $219.3 million and $139.1 million, respectively, and by non- U.S. entities was $266.4 million and $206.4 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $252.9 million at December 31, 2015. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

During 2013, we recorded a benefit from income taxes from continuing operations of $9.8 million, resulting in an effective tax rate of negative 58.5%. The change in our effective tax rate from continuing operations in 2014, as compared to 2013, was primarily due to the increase in the valuation allowance in 2014 and the release of liability for certain unrecognized tax benefits in 2013.

Discontinued Operations

On March 15, 2013, we completed the sale of our equity interest in our Angel.com business and received consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax, during 2013. We reclassified revenues and expenses associated with the Angel.com business to discontinued operations for all periods presented, resulting in a loss from discontinued operations of $0.6 million, net of tax, during 2013.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent subscription services, product support, and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple-element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2015	2014	2013
Current:
Deferred product licenses revenue	$13,506	$10,927	$14,538
Deferred subscription services revenue	15,763	16,018	10,923
Deferred product support revenue	158,738	168,833	167,771
Deferred other services revenue	9,149	10,564	17,056

Gross current deferred revenue and advance payments	197,156	206,342	210,288
Less: unpaid deferred revenue	(96,461)	(97,929)	(96,632)

Net current deferred revenue and advance payments	$100,695	$108,413	$113,656

Non-current:
Deferred product licenses revenue	$5,397	$8,012	$4,401
Deferred subscription services revenue	2,138	750	1,161
Deferred product support revenue	7,607	7,505	5,877
Deferred other services revenue	795	1,047	1,175

Gross non-current deferred revenue and advance payments	15,937	17,314	12,614
Less: unpaid deferred revenue	(6,942)	(6,496)	(3,644)

Net non-current deferred revenue and advance payments	$8,995	$10,818	$8,970

Total current and non-current:
Deferred product licenses revenue	$18,903	$18,939	$18,939
Deferred subscription services revenue	17,901	16,768	12,084
Deferred product support revenue	166,345	176,338	173,648
Deferred other services revenue	9,944	11,611	18,231

Gross current and non-current deferred revenue and advance payments	213,093	223,656	222,902
Less: unpaid deferred revenue	(103,403)	(104,425)	(100,276)

Net current and non-current deferred revenue and advance payments	$109,690	$119,231	$122,626

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $10.6 million in 2015, as compared to the prior year, primarily due to the recognition of previously deferred product licenses, product support, and other services revenues and a strengthening of the U.S. dollar, partially offset by an increase in deferred revenue from new subscription services contracts. Total gross deferred revenue and advance payments increased $0.8 million in 2014, as compared to the prior year, primarily due to the recognition of previously deferred other services revenues, partially offset by an increase in deferred revenue from new subscription services and product support contracts.

We expect to recognize approximately $197.2 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of December 31, 2015, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2020 totaling approximately $127.5 million. As of December 31, 2014, the future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2019 totaled approximately $136.4 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

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

As of December 31, 2015, total accrued restructuring costs were $0.1 million and are expected to be paid in the next 12 months. We do not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material. In addition to the 2014 Restructuring Plan, we have implemented other internal cost-saving initiatives. Our results of operations also reflect the impact of additional cost reductions resulting from employee turnover that has occurred outside of the 2014 Restructuring Plan.

As of December 31, 2015 and December 31, 2014, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $219.3 million and $139.1 million, respectively, and by non-U.S. entities was $266.4 million and $206.4 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $252.9 million at December 31, 2015. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

The following table sets forth a summary of our cash flows from continuing operations (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	in 2015	in 2014

Net cash provided by operating activities from continuing operations	$149,699	$14,600	$30,598	925.3%	-52.3%
Net cash used in investing activities from continuing operations	$(7,681)	$(82,110)	$(154,066)	-90.6%	-46.7%
Net cash provided by (used in) financing activities from continuing operations	$9,178	$(1,470)	$21,637	-724.4%	-106.8%

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

Net cash provided by operating activities from continuing operations was $149.7 million, $14.6 million, and $30.6 million during 2015, 2014, and 2013, respectively. The increase in net cash provided by operating activities from continuing operations during 2015, as compared to the prior year, was due to a $100.9 million increase in income from continuing operations, net of tax, a $23.0 million increase from changes in operating assets and liabilities, and an $11.3 million increase from changes in non-cash items. The decrease in net cash provided by operating activities from continuing operations during 2014, as compared to the prior year, was due to a $42.3 million decrease from changes in operating assets and liabilities and a $21.5 million decrease in income from continuing operations, net of tax, partially offset by a $47.8 million increase from changes in non-cash items. Non-cash items consist of depreciation and amortization, bad debt expense, unrealized net gains and losses on foreign currency forward contracts, the non-cash portion of adjustments to accrued restructuring costs, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, excess tax benefits from share-based compensation arrangements, and reclassification of foreign currency translation adjustments that resulted from the completion of the liquidation of certain foreign subsidiaries.

Net Cash Used in Investing Activities from Continuing Operations. The changes in net cash used in investing activities from continuing operations primarily relate to purchases and redemptions of short-term investments, expenditures on property and equipment, capitalized software development costs, and changes in restricted cash. Net cash used in investing activities from continuing operations was $7.7 million, $82.1 million, and $154.1 million during 2015, 2014, and 2013, respectively. The decrease in net cash used in investing activities from continuing operations during 2015, as compared to the prior year, was primarily due to a $170.3 million increase in proceeds from the redemption of U.S. Treasury securities and an $8.9 million decrease in purchases of property and equipment, partially offset by a $103.7 million increase in purchases of short-term investments and a $1.2 million increase in capitalized software development costs. The decrease in net cash used in investing activities from continuing operations during 2014, as compared to the prior year, was primarily due to a $221.9 million increase in proceeds from the redemption of U.S. Treasury securities, partially offset by a $145.9 million increase in purchases of short-term investments, a $3.0 million increase in capitalized software development costs, and a $1.4 million increase in purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities from Continuing Operations. The changes in net cash provided by (used in) financing activities from continuing operations primarily relate to the exercise of stock options under the 2013 Equity Plan, excess tax benefits from share-based compensation arrangements, and payments on capital lease and other financing arrangements. Net cash provided by financing activities from continuing operations was $9.2 million and $21.6 million during 2015 and 2013, respectively. Net cash used in financing activities from continuing operations was $1.5 million during 2014. The increase in net cash provided by financing activities from continuing operations during 2015, as compared to the prior year, was due to an $8.7 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan, a $1.1 million increase in excess tax benefits from share-based compensation arrangements, and a $0.9 million decrease in payments on capital lease and other financing arrangements. The decrease in net cash provided by financing activities from continuing operations during 2014, as compared to the prior year, was primarily due to a $23.6 million decrease in excess tax benefits, generated primarily from stock option exercises in previous years that were recognized in 2013 due to the taxable gain arising from the sale of Angel.com, partially offset by a $0.5 million increase in proceeds from the exercise of employee stock options.

Share Repurchases. Our Board of Directors has authorized us to repurchase up to an aggregate of $800.0 million of our class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using working capital, as well as proceeds from any other funding arrangements that we may enter into in the future. During the years ended December 31, 2015, 2014, and 2013, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program.

Contractual Obligations. As disclosed in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2015:

	Payments due by period ended December 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Contractual Obligations:
Operating leases	$89,925	$21,115	$36,148	$28,901	$3,761
Capital leases and other financing arrangements	167	124	42	1	0

Total	$90,092	$21,239	$36,190	$28,902	$3,761

Unrecognized Tax Benefits. As of December 31, 2015, we had $3.6 million of total gross unrecognized tax benefits, including interest accrued, recorded in other long-term liabilities. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2016.

Off-Balance Sheet Arrangements. As of December 31, 2015, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance on which existing accounting model should be applied to cloud computing arrangements. Under ASU 2015-05, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. Specifically, fees paid by a customer in a cloud computing arrangement will be subject to internal-use software guidance if the customer has both the contractual right to take possession of the software at any time without significant penalty and it is feasible for the customer to run the software on its own hardware. Arrangements that do not meet both of the criteria are considered service contracts, and separate accounting for a license will not be permitted. The Company utilizes certain cloud computing arrangements in its daily business operations and adopted ASU 2015-05 on December 31, 2015. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations, and cash flows.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company adopted ASU 2015-17 prospectively on December 31, 2015 and presented all deferred tax assets and liabilities as noncurrent on the balance sheet as of December 31, 2015. No prior periods were restated. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of December 31, 2015, we held approximately $193.3 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 38.3%, 41.1%, and 40.4% of our total revenues from continuing operations for the years ended December 31, 2015, 2014, and 2013, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. Although we were not party to any foreign currency forward contracts as of December 31, 2015, from time to time we have entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange exposure, and may do so again in the future. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for speculative trading purposes. See Note 4, Fair Value Measurements, to the Consolidated Financial Statements for further information on foreign currency forward contracts. We cannot be sure that our hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of December 31, 2015 and 2014, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of our foreign currency forward contracts, would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3% and 0.3%, respectively. The exposure to an adverse change in foreign currency rates as of December 31, 2015 remained unchanged, as compared to the prior year, primarily due to a strengthening of the U.S. dollar, offset by an increase of cash balances in our non-U.S. dollar based bank accounts. If average exchange rates during the year ended December 31, 2015 had changed unfavorably by 10%, our revenues for the year ended December 31, 2015 would have decreased by 3.4%. During the year ended December 31, 2015, our revenues were lower by 6.3% as a result of a 14.3% unfavorable change in weighted average exchange rates, as compared to the prior year.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firms in Item 15.

Remediation of Material Weakness

The material weakness that was previously disclosed as of December 31, 2014 was remediated as of December 31, 2015. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures — Planned Remediation of Material Weakness” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2014 and “Item 4. Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during 2015, for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2014 and the remediation plan for that material weakness. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2015, the Company has monitored the controls necessary to remediate the material weakness, and as of December 31, 2015, such controls were successfully tested and the material weakness was remediated.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than continued monitoring of the controls necessary to remediate the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2015 (the “2016 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report,” and “Corporate Governance and the Board of Directors and its Committees – Compensation Committee” in the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2016 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MicroStrategy Incorporated:

We have audited MicroStrategy Incorporated’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MicroStrategy Incorporated:

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MicroStrategy Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 26, 2016

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$292,341	$146,919
Restricted cash	618	661
Short-term investments	193,320	198,547
Accounts receivable, net	68,154	78,633
Prepaid expenses and other current assets	10,881	17,669
Deferred tax assets, net	0	19,936

Total current assets	565,314	462,365

Property and equipment, net	65,664	77,852
Capitalized software development costs, net	15,855	13,469
Deposits and other assets	2,072	3,951
Deferred tax assets, net	7,989	1,160

Total assets	$656,894	$558,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,840	$35,458
Accrued compensation and employee benefits	40,067	50,588
Accrued restructuring costs	56	2,284
Deferred revenue and advance payments	100,695	108,413
Deferred tax liabilities	0	557

Total current liabilities	172,658	197,300

Deferred revenue and advance payments	8,995	10,818
Other long-term liabilities	19,943	22,679
Deferred tax liabilities	17	3,529

Total liabilities	201,613	234,326

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,771 shares issued and 9,366 shares outstanding, and 15,660 shares issued and 9,255 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,055 shares issued and outstanding, respectively	2	2
Additional paid-in capital	534,651	506,727
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(7,408)	(4,363)
Retained earnings	403,204	297,273

Total stockholders’ equity	455,281	324,471

Total liabilities and stockholders’ equity	$656,894	$558,797

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013

Revenues:
Product licenses	$119,143	$125,952	$147,879
Subscription services	27,839	22,322	12,246

Total product licenses and subscription services	146,982	148,274	160,125
Product support	281,740	295,703	277,509
Other services	101,147	135,853	138,254

Total revenues	529,869	579,830	575,888

Cost of revenues:
Product licenses	8,118	6,957	6,606
Subscription services	13,051	17,560	15,636

Total product licenses and subscription services	21,169	24,517	22,242
Product support	12,748	14,241	16,617
Other services	67,191	96,452	99,710

Total cost of revenues	101,108	135,210	138,569

Gross profit	428,761	444,620	437,319

Operating expenses:
Sales and marketing	148,522	225,086	215,089
Research and development	65,206	103,355	98,056
General and administrative	80,732	96,343	104,734
Restructuring costs	279	14,732	0

Total operating expenses	294,739	439,516	417,879

Income from continuing operations	134,022	5,104	19,440
Interest income, net	284	162	497
Other income (expense), net	3,558	5,785	(3,186)

Income from continuing operations before income taxes	137,864	11,051	16,751
Provision for (benefit from) income taxes	31,933	6,016	(9,799)

Income from continuing operations, net of tax	105,931	5,035	26,550

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0, $0, and $37,548, respectively)	0	0	57,377
Loss from discontinued operations, net of tax benefit ($0, $0, and $391, respectively)	0	0	(595)

Discontinued operations, net of tax	0	0	56,782

Net income	$105,931	$5,035	$83,332

Basic earnings per share (1):
From continuing operations	$9.33	$0.45	$2.35
From discontinued operations	0.00	0.00	5.02

Basic earnings per share	$9.33	$0.45	$7.37

Weighted average shares outstanding used in computing basic earnings per share	11,355	11,301	11,300

Diluted earnings per share (1):
From continuing operations	$9.18	$0.44	$2.35
From discontinued operations	0.00	0.00	5.02

Diluted earnings per share	$9.18	$0.44	$7.37

Weighted average shares outstanding used in computing diluted earnings per share	11,539	11,356	11,301

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2015	2014	2013

Net income	$105,931	$5,035	$83,332
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(3,018)	(3,585)	684
Less: reclassification adjustment for translation gain included in other income	280	0	0

Foreign currency translation adjustment, net	(2,738)	(3,585)	684
Unrealized (loss) gain on short-term investments	(27)	53	0

Total other comprehensive (loss) income	(2,765)	(3,532)	684

Comprehensive income	$103,166	$1,503	$84,016

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Total	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings
		Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2013	$200,311	15,462	$15	2,227	$2	$468,087	(6,405)	$(475,184)	$(1,515)	$208,906

Net income	83,332	0	0	0	0	0	0	0	0	83,332
Other comprehensive income	684	0	0	0	0	0	0	0	684	0
Issuance of class A common stock under stock option plans	341	16	0	0	0	341	0	0	0	0
Tax effect of stock option exercises	23,580	0	0	0	0	23,580	0	0	0	0
Share-based compensation expense	2,078	0	0	0	0	2,078	0	0	0	0

Balance at December 31, 2013	$310,326	15,478	$15	2,227	$2	$494,086	(6,405)	$(475,184)	$(831)	$292,238

Net income	5,035	0	0	0	0	0	0	0	0	5,035
Other comprehensive loss	(3,532)	0	0	0	0	0	0	0	(3,532)	0
Conversion of class B to class A common stock	0	172	0	(172)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	856	10	1	0	0	855	0	0	0	0
Share-based compensation expense	11,786	0	0	0	0	11,786	0	0	0	0

Balance at December 31, 2014	$324,471	15,660	$16	2,055	$2	$506,727	(6,405)	$(475,184)	$(4,363)	$297,273

Net income	105,931	0	0	0	0	0	0	0	0	105,931
Other comprehensive loss	(2,765)	0	0	0	0	0	0	0	(2,765)	0
Translation gain released to other income	(280)	0	0	0	0	0	0	0	(280)	0
Conversion of class B to class A common stock	0	20	0	(20)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	9,529	91	0	0	0	9,529	0	0	0	0
Tax effect of stock option exercises	1,096	0	0	0	0	1,096	0	0	0	0
Share-based compensation expense	17,299	0	0	0	0	17,299	0	0	0	0

Balance at December 31, 2015	$455,281	15,771	$16	2,035	$2	$534,651	(6,405)	$(475,184)	$(7,408)	$403,204

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$105,931	$5,035	$83,332
Less: Income from discontinued operations, net of tax	0	0	(56,782)

Income from continuing operations, net of tax	105,931	5,035	26,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,214	25,295	26,399
Bad debt expense	884	2,969	2,281
Unrealized net loss (gain) on foreign currency forward contracts	1,641	(1,682)	0
Non-cash restructuring costs and adjustments	(136)	199	0
Deferred taxes	9,666	(1,526)	(3,319)
Release of liabilities for unrecognized tax benefits	(899)	0	(14,643)
Share-based compensation expense	17,299	11,786	2,078
Excess tax benefits from share-based compensation arrangements	(1,096)	0	(23,580)
Reclassification of foreign currency translation adjustment from other comprehensive income	(280)	0	0
Changes in operating assets and liabilities:
Accounts receivable	5,003	(276)	676
Prepaid expenses and other current assets	4,446	(2,713)	(565)
Deposits and other assets	1,631	909	794
Accounts payable and accrued expenses	1,904	(1,701)	(4,786)
Accrued compensation and employee benefits	(8,387)	(26,875)	8,176
Accrued restructuring costs	(1,922)	2,379	0
Deferred revenue and advance payments	(4,176)	731	13,465
Other long-term liabilities	(3,024)	70	(2,928)

Net cash provided by operating activities from continuing operations	149,699	14,600	30,598
Net cash used in operating activities from discontinued operations	0	0	(664)

Net cash provided by operating activities	149,699	14,600	29,934

Investing activities:
Proceeds from redemption of short-term investments	479,200	308,900	87,000
Purchases of property and equipment	(3,484)	(12,400)	(11,043)
Purchases of short-term investments	(473,779)	(370,050)	(224,103)
Capitalized software development costs	(9,598)	(8,396)	(5,437)
Increase in restricted cash	(20)	(164)	(483)

Net cash used in investing activities from continuing operations	(7,681)	(82,110)	(154,066)
Net cash provided by investing activities from discontinued operations	0	0	99,136

Net cash used in investing activities	(7,681)	(82,110)	(54,930)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	9,529	856	341
Excess tax benefits from share-based compensation arrangements	1,096	0	23,580
Payments on capital lease obligations and other financing arrangements	(1,447)	(2,326)	(2,284)

Net cash provided by (used in) financing activities from continuing operations	9,178	(1,470)	21,637
Net cash provided by financing activities from discontinued operations	0	0	0

Net cash provided by (used in) financing activities	9,178	(1,470)	21,637
Effect of foreign exchange rate changes on cash and cash equivalents	(5,774)	(4,272)	(863)

Net increase (decrease) in cash and cash equivalents	145,422	(73,252)	(4,222)
Cash and cash equivalents (including held-for-sale of $0, $0, and $1,350, respectively), beginning of year	146,919	220,171	224,393

Cash and cash equivalents (including held-for-sale of $0, $0, and $0, respectively), end of year	$292,341	$146,919	$220,171

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$34	$74	$78

Cash paid during the year for income taxes, net of tax refunds	$13,346	$5,529	$12,941

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$14	$70	$3,793

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

MicroStrategy 10 consolidates analytics, mobility, and security in a single integrated platform, available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud. MicroStrategy’s enterprise platform combines traditional business intelligence functionality with data discovery, mobile analytics, and powerful enterprise security. MicroStrategy 10 builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster. MicroStrategy 10 consists of MicroStrategy Analytics, MicroStrategy Mobile, and Usher.

MicroStrategy Analytics empowers large organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise, while also being able to cater to smaller workgroups and departmental use via MicroStrategy Desktop. MicroStrategy Analytics delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web (via MicroStrategy Web). It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. MicroStrategy Analytics is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud. MicroStrategy Desktop is a standalone, on-premise visual data discovery tool designed to enable business users to analyze and understand their data. With MicroStrategy Desktop, smaller departments or individual business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

MicroStrategy Mobile enables organizations to rapidly build custom business applications that deliver analytics combined with transactions, multimedia, mapping, and custom workflows to mobile devices. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to quickly deploy powerful mobile business apps. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times. MicroStrategy Mobile is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud.

Usher, MicroStrategy’s security solution, is a powerful mobile security platform designed to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories. Usher works on standard smartphones running on iOS or the Android platform, and also boasts an Apple Watch integration. By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s enterprise mobile security solution addresses some of the biggest challenges facing corporations today - including authentication, identity and access management, and resource authorization - while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Through the use of Bluetooth, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities. Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a new real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. With the addition of Usher Professional, administrators can track user activity on a real-time map and communicate with users from the Usher application. Usher is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud.

MicroStrategy Secure Cloud is a platform for organizations that want to harness the power of data through MicroStrategy’s enterprise solutions via the cloud. Compared to traditional on-premises approaches, MicroStrategy Secure Cloud is architected to deliver best-of-breed MicroStrategy software via the cloud, with pre-configured, ready to go servers, coupled with the required supporting infrastructure with metadata databases, relational databases, and big data storage. With MicroStrategy Secure Cloud, customers can launch enterprise analytics environments within minutes and use the full MicroStrategy 10 offering on a subscription basis.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MicroStrategy Analytics, MicroStrategy Mobile, and MicroStrategy Secure Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During 2015, 2014, and 2013, we did not generate significant revenues from Usher.

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

Capitalized software development costs, net of accumulated amortization, were $15.9 million and $13.5 million as of December 31, 2015 and 2014, respectively. Amortization expense related to software development costs was $7.2 million, $5.2 million, and $5.5 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in cost of product licenses and subscription services revenues. During the years ended December 31, 2015, 2014, and 2013, the Company capitalized software development costs of $9.6 million, $8.4 million, and $5.4 million, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

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

Other related costs generally include employee relocation costs, office moving costs, and external consulting and advisory fees related to restructuring activities, including the liquidation of certain foreign subsidiaries. Such costs are recognized at fair value in the period in which the costs are incurred.

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

As of December 31, 2015, the Company has entered into certain additional agreements that include future minimum commitments by the Company’s customers to purchase products, subscription services, product support, or other services through 2020 totaling approximately $127.5 million. As of December 31, 2014, the future minimum commitments by the Company’s customers to purchase products, subscription services, product support, or other services through 2019 totaled approximately $136.4 million. These future commitments are not included in deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

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

The Company’s standard software license agreements do not include any price protection provisions. However, transactions under the General Services Administration Federal Supply Schedule contract must comply with the Price Reductions clause. In addition, certain government agencies have the right to cancel contracts for “convenience.” During the last three fiscal years, there were no material amounts refunded under the Price Reductions clause and there were no material contracts cancelled for convenience.

Amounts collected prior to satisfying the above revenue recognition criteria are included in net deferred revenue and advance payments in the accompanying Consolidated Balance Sheets.

Software revenue recognition requires judgment, including determinations about whether collectability is reasonably assured, the fee is fixed and determinable, whether a software arrangement includes multiple elements, and if so, whether VSOE exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

The Company also generates subscription services revenues primarily from its cloud services offerings. Subscription services revenues include subscription fees from customers for access to the full breadth of MicroStrategy Analytics and MicroStrategy Mobile capabilities, database services, and data integration services. Our standard arrangements with customers generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract, following completion of the set-up service. Any related set-up service fees are recognized ratably over the longer of the contract period or the estimated average life of the customer relationship.

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

During 2015, 2014, and 2013, the Company did not generate significant revenues from Usher.

(m) Advertising Costs

Advertising costs include production costs, which are expensed the first time the advertisement takes place, and media placement costs, which are expensed in the month the advertising appears. Total advertising costs were $0.5 million, $3.0 million, and $1.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, the Company had no prepaid advertising costs.

(n) Share-based Compensation

The Company maintains its 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock. The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). The share-based compensation expense is based on the fair value of such awards on the date of grant, as estimated using the Black-Scholes option pricing model. See Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the Company’s 2013 Equity Plan, related share-based compensation expense, and assumptions used in the Black-Scholes option pricing model.

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

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A and class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of December 31, 2015 and 2014, there were no shares of preferred stock outstanding.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(q) Foreign Currency Translation

The functional currency of the Company’s international operations is the local currency. Accordingly, all assets and liabilities of international subsidiaries are translated using exchange rates in effect at the end of the period and revenue and expenses are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders’ equity. In general, upon complete or substantially complete liquidation of an investment in an international subsidiary, the amount of accumulated translation adjustments attributable to that subsidiary is reclassified from stockholders’ equity to the statement of operations. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

In 2015, upon completing the liquidation of one of our international subsidiaries, a $0.3 million foreign currency translation gain was reclassified from “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets to “Other income (expense), net” in the accompanying Consolidated Statements of Operations. No reclassifications were recorded in 2014 or 2013. As of December 31, 2015, 2014, and 2013, the cumulative foreign currency translation balances were $(7.4) million, $(4.4) million, and $(0.8) million, respectively. Since the Company intends to indefinitely reinvest its undistributed earnings of all of its subsidiaries, no taxes were recognized on the temporary differences resulting from foreign currency translation adjustments for the years ended December 31, 2015, 2014, and 2013.

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in net gains of $2.4 and $5.3 million in 2015 and 2014, respectively, and net losses of $3.3 million in 2013, and are included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations.

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

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2015 and 2014, no individual customer accounted for 10% or more of net accounts receivable and for the years ended December 31, 2015, 2014, and 2013, no individual customer accounted for 10% or more of revenue.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance on which existing accounting model should be applied to cloud computing arrangements. Under ASU 2015-05, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. Specifically, fees paid by a customer in a cloud computing arrangement will be subject to internal-use software guidance if the customer has both the contractual right to take possession of the software at any time without significant penalty and it is feasible for the customer to run the software on its own hardware. Arrangements that do not meet both of the criteria are considered service contracts, and separate accounting for a license will not be permitted. The Company utilizes certain cloud computing arrangements in its daily business operations and adopted ASU 2015-05 on December 31, 2015. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company adopted ASU 2015-17 prospectively on December 31, 2015 and presented all deferred tax assets and liabilities as noncurrent on the balance sheet as of December 31, 2015. No prior periods were restated. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations and cash flows.

(4) Fair Value Measurements

As of December 31, 2015, there were no financial assets or liabilities measured at fair value on a recurring basis. As of December 31, 2014, financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands), as of:

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of our foreign currency forward contracts during 2015, 2014, and 2013 were as follows (in thousands):

		Years Ended December 31,
	Location	2015	2014	2013

Non-hedging derivative instruments:
Unrealized (loss) gain on foreign currency forward contracts	Other income (expense), net	$(1,641)	$1,682	$(41)

Realized gain (loss) on foreign currency forward contracts	Other income (expense), net	$2,129	$(562)	$(629)

The “unrealized (loss) gain on foreign currency forward contracts” line item in the above table includes both the unrealized fair value gains and losses on outstanding foreign currency forward contracts and the reversal of previous period unrealized gains and losses upon the settlement of foreign currency forward contracts. There were no foreign currency forward contracts outstanding as of December 31, 2015. There were no transfers among the levels within the fair value hierarchy during the years ended December 31, 2015, 2014, and 2013. As of December 31, 2015 and December 31, 2014, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2015 were $193.3 million, $193.3 million, and $193.2 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2014 were $198.5 million, $198.5 million, and $198.5 million, respectively. The gross unrecognized holding gains and losses were not material for 2015, 2014, or 2013. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of December 31, 2015 and December 31, 2014. As of December 31, 2015 and December 31, 2014, the Company’s available-for-sale investments were not material.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2015	2014
Billed and billable	$175,382	$187,470
Less: unpaid deferred revenue	(103,403)	(104,425)

Accounts receivable, gross	71,979	83,045
Less: allowance for doubtful accounts	(3,825)	(4,412)

Accounts receivable, net	$68,154	$78,633

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

(7) Property and Equipment

Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2015	2014
Transportation equipment	$48,879	$48,906
Computer equipment and purchased software	64,615	72,602
Furniture and equipment	11,649	11,477
Leasehold improvements	28,211	28,500
Internally developed software	9,560	9,408

Property and equipment, gross	162,914	170,893
Less: accumulated depreciation and amortization	(97,250)	(93,041)

Property and equipment, net	$65,664	$77,852

Included in transportation equipment is the Company’s owned corporate aircraft, including capitalizable costs related to the repairs to the aircraft, and aircraft-related equipment. As of December 31, 2015, the net asset value of the aircraft and aircraft-related equipment was $40.0 million, net of $8.6 million of accumulated depreciation. As of December 31, 2014, the net asset value of the aircraft and aircraft-related equipment was $41.5 million, net of $7.1 million of accumulated depreciation.

Included in computer equipment at December 31, 2015 and December 31, 2014 is $2.4 million and $2.9 million, respectively, acquired under capital lease arrangements. At December 31, 2015 and December 31, 2014, accumulated amortization relating to computer equipment under capital lease arrangements totaled $2.3 million and $2.5 million, respectively.

Depreciation and amortization expense related to property and equipment, including assets under capital leases, was $14.0 million, $20.1 million, and $21.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Restructuring

In September 2014, the Company committed to a restructuring plan to streamline its workforce and spending to better align its cost structure with its business strategy, including reducing the Company’s workforce by 777 employees, comprised of 217 employees in North America, 400 employees in Asia Pacific, 141 employees in Europe, the Middle East, and Africa, and 19 employees in Latin America. As of December 31, 2014, the Company had implemented substantially all of the 2014 Restructuring Plan. The Company does not expect future costs associated with implementing the remainder of the 2014 Restructuring Plan, consisting primarily of the liquidation of certain foreign subsidiaries, to be material.

Costs associated with the 2014 Restructuring Plan include employee severance and related benefit costs (including outplacement services and continuing health insurance coverage), contract termination costs (including operating lease terminations for certain office space at the Company’s corporate headquarters and other international locations), and other charges (including external consulting and advisory fees related to implementing the restructuring plan). The following table summarizes the major types of costs associated with the 2014 Restructuring Plan (in thousands) for the years ended December 31, 2015 and 2014, total costs incurred through December 31, 2015, and total costs expected:

	Years Ended December 31,		Cumulative Costs Incurred To Date	Total Expected Plan Costs
	2015	2014
Severance and related employee benefits	$0	$13,162	$13,162	$13,162
Contract termination costs	0	1,159	1,159	1,159
Other costs	279	411	690	720

Total restructuring costs	$279	$14,732	$15,011	$15,041

The total restructuring costs above are reported as “Restructuring costs” under “Operating expenses” in the Company’s Consolidated Statements of Operations.

Restructuring-related liabilities are reported as “Accrued restructuring costs” in the Company’s Consolidated Balance Sheets. The following table presents a summary of changes in the restructuring-related liabilities (in thousands) for the years ended December 31, 2015 and 2014, respectively:

	Balance as of January 1, 2015	Costs Incurred	Cash Payments	Non-cash Settlements	Adjustments and Other	Balance as of December 31, 2015
Current:
Severance and related employee benefits	$2,215	$0	$(1,885)	$0	$(298)	$32
Contract termination costs	0	0	0	0	0	0
Other costs	69	279	(316)	0	(8)	24

Total current accrued restructuring costs	$2,284	$279	$(2,201)	$0	$(306)	$56

	Balance as of January 1, 2014	Costs Incurred	Cash Payments	Non-cash Settlements	Adjustments and Other	Balance as of December 31, 2014
Current:
Severance and related employee benefits	$0	$13,162	$(10,746)	$0	$(201)	$2,215
Contract termination costs	0	1,159	(960)	(441)	242	0
Other costs	0	411	(302)	0	(40)	69

Total current accrued restructuring costs	$0	$14,732	$(12,008)	$(441)	$1	$2,284

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2015	2014
Current:
Deferred product licenses revenue	$13,506	$10,927
Deferred subscription services revenue	15,763	16,018
Deferred product support revenue	158,738	168,833
Deferred other services revenue	9,149	10,564

Gross current deferred revenue and advance payments	197,156	206,342
Less: unpaid deferred revenue	(96,461)	(97,929)

Net current deferred revenue and advance payments	$100,695	$108,413

Non-current:
Deferred product licenses revenue	$5,397	$8,012
Deferred subscription services revenue	2,138	750
Deferred product support revenue	7,607	7,505
Deferred other services revenue	795	1,047

Gross non-current deferred revenue and advance payments	15,937	17,314
Less: unpaid deferred revenue	(6,942)	(6,496)

Net non-current deferred revenue and advance payments	$8,995	$10,818

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(10) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third-party claims arising from intellectual property infringement. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of December 31, 2015 or December 31, 2014.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements and licenses certain software under other financing arrangements. Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. As of December 31, 2014, the Company was leasing approximately 233,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The Company gave written notice in August 2014 of its intent to terminate the lease with respect to 19,000 square feet of this office space, effective February 2015, as part of the 2014 Restructuring Plan. The Company never used the terminated lease space and it remained vacant until it was terminated in February 2015. As of December 31, 2015, we leased approximately 214,000 square feet of office space at our corporate headquarters. The term of the amended lease expires in December 2020.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 and December 31, 2014, deferred rent of $15.7 million and $18.9 million, respectively, is included in other long-term liabilities and $3.3 million and $3.0 million, respectively, is included in current accrued expenses.

The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2015:

Year	Operating Leases Amount	Capital Leases and Other Financing Amount
2016	$21,115	$124
2017	18,530	21
2018	17,618	21
2019	16,471	1
2020	12,430	0
Thereafter	3,761	0

	$89,925	$167

Total rental expenses under operating lease agreements for the years ended December 31, 2015, 2014, and 2013 were $22.6 million, $30.4 million, and $28.3 million, respectively.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Income Taxes

U.S. and international components of income (loss) from continuing operations before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
U.S.	$68,555	$(5,389)	$(6,158)
Foreign	69,309	16,440	22,909

Total	$137,864	$11,051	$16,751

The provision for or benefit from income taxes from continuing operations (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$11,748	$(306)	$(12,404)
State	2,997	(1)	172
Foreign	7,565	7,638	5,994

	$22,310	$7,331	$(6,238)

Deferred:
Federal	$9,215	$(2,132)	$(3,417)
State	693	(1,038)	267
Foreign	(285)	1,855	(411)

	$9,623	$(1,315)	$(3,561)

Total provision (benefit)	$31,933	$6,016	$(9,799)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for or benefit from income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from continuing operations before income taxes as follows for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	1.7%	-4.3%	2.0%
Foreign earnings taxed at different rates	-14.0%	2.9%	-18.3%
Withholding tax	1.1%	14.3%	9.7%
Foreign tax credit	-0.3%	-9.6%	-5.4%
Other international components	0.8%	0.8%	3.4%
Change in valuation allowance	-0.1%	21.1%	-0.8%
Deferred tax adjustments and rate changes	-0.1%	-4.9%	-2.8%
Meals and entertainment	0.3%	5.9%	4.5%
Non-deductible officers compensation	0.0%	2.0%	7.1%
Personal use of corporate aircraft	0.1%	2.5%	2.5%
Subpart F income	0.5%	4.0%	2.4%
Research and development tax credit	-0.6%	-13.7%	-12.6%
Other permanent differences	-1.2%	-1.6%	0.8%
Release of unrecognized tax benefits	0.0%	0.0%	-86.0%

Total	23.2%	54.4%	-58.5%

The Company’s U.S. and foreign effective tax rates for income from continuing operations before income taxes were as follows for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
U.S.	36.0%	64.5%	249.7%
Foreign	10.5%	57.7%	24.4%

Combined	23.2%	54.4%	-58.5%

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income from continuing operations does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. The Company did not repatriate any Subpart F deemed dividends in 2015 because it did not report any Subpart F income on its 2014 U.S. tax return, but repatriated Subpart F deemed dividends to the U.S. of $1.3 million and $1.0 million in 2014 and 2013, respectively, with no additional tax incurred. As of December 31, 2015 and December 31, 2014, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $219.3 million and $139.1 million, respectively, and by non-U.S. entities was $266.4 million and $206.4 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $252.9 million at December 31, 2015. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows for the periods indicated:

	December 31,
	2015	2014
Deferred tax assets, net:
Net operating loss carryforwards	$501	$6,911
Tax credits	2,984	10,402
Intangible assets	24	59
Deferred revenue adjustment	3,454	1,989
Accrued compensation	7,331	11,452
Share-based compensation expense	9,905	5,485
Deferred rent	2,409	3,428
Other	2,915	3,425

Deferred tax assets before valuation allowance	29,523	43,151
Valuation allowance	(1,984)	(2,311)

Deferred tax assets, net of valuation allowance	27,539	40,840

Deferred tax liabilities:
Prepaid expenses and other	1,389	1,044
Property and equipment	12,253	17,149
Capitalized software development costs	5,925	5,637

Total deferred tax liabilities	19,567	23,830

Total net deferred tax asset	$7,972	$17,010

Reported as:
Current deferred tax assets, net	$0	$19,936
Non-current deferred tax assets, net	7,989	1,160
Current deferred tax liabilities	0	(557)
Non-current deferred tax liabilities	(17)	(3,529)

Total net deferred tax asset	$7,972	$17,010

The table of deferred tax assets and liabilities shown above does not include a deferred tax asset of $0.2 million related to U.S. federal net operating loss carryforwards of $0.4 million as of December 31, 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

As of December 31, 2015, the Company had unrecognized tax benefits of $3.6 million, which are recorded in other long-term liabilities. The change in unrecognized tax benefits (in thousands) is presented in the table below:

Unrecognized tax benefits at January 1, 2015	$2,187
Increase related to positions taken in prior period	91
Increase related to positions taken in current period	436
Decrease related to expiration of statute of limitations	(645)
Reclassification from deferred tax assets to unrecognized tax benefits	1,229

Unrecognized tax benefits at December 31, 2015	3,298
Accrued interest	282

Unrecognized tax benefits recorded in other long-term liabilities at December 31, 2015	$3,580

If recognized, $2.9 million of the gross unrecognized tax benefits would impact the Company’s effective tax rate. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits shown above is not expected to change by a material amount. The Company recognizes estimated accrued interest related to unrecognized tax benefits in the provision for income tax accounts. During the year ended December 31, 2015 and 2014, the Company released or recognized an immaterial amount of accrued interest. During the year ended December 31, 2013, the Company released approximately $1.0 million in accrued interest. The amount of accrued interest related to the above unrecognized tax benefits was approximately $0.3 million and $0.3 million as of December 31, 2015 and December 31, 2014, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files tax returns in numerous foreign countries as well as the U.S. and its tax returns may be subject to audit by tax authorities in all countries in which it files. Each country has its own statute of limitations for making assessment of additional tax liabilities. The Company’s U.S. tax returns for tax years from 2011 forward are subject to potential examination by the Internal Revenue Service.

The Company’s major foreign tax jurisdictions and the tax years that remain subject to potential examination are Germany for tax years 2013 forward, Poland and China for tax years 2011 forward, Spain for tax years 2012 forward, and the United Kingdom for tax years 2014 forward. The Company settled tax examinations in Germany for tax years 2009 through 2012 in the first quarter of 2015 without a material assessment. The Company is currently under tax examination in the U.S. for tax years 2011 and 2012. To date there have been no material audit assessments related to audits in the U.S. or any of the applicable foreign jurisdictions.

The Company had $0.0 million and $14.7 million of U.S. net operating loss carryforwards as of December 31, 2015 and 2014, respectively. The Company had $1.1 million and $3.4 million of foreign net operating loss carryforwards as of December 31, 2015 and 2014, respectively. The Company had domestic research and development tax credit, foreign tax credit, and alternative minimum tax credit carryforward tax assets totaling $1.8 million and $10.5 million at December 31, 2015 and 2014, respectively, which begin to expire in 2016. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company as discussed below.

The Company’s valuation allowances of $2.0 million and $2.3 million at December 31, 2015 and 2014, respectively, primarily relate to certain foreign tax credit carryforward tax assets.

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

Section 382 of the Internal Revenue Code provides an annual limitation on the amount of federal net operating losses and tax credits that may be used in the event of an ownership change. The limitation is based on, among other things, the value of the company as of the change date multiplied by a U.S. federal long-term tax exempt interest rate. The Company does not currently expect the limitations under the Section 382 ownership change rules to impact the Company’s ability to use its net operating loss carryforwards or tax credits that existed as of the date of the ownership change.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Share-based Compensation

In September 2013, the Board of Directors approved the Company’s 2013 Stock Incentive Plan (the “original 2013 Equity Plan”, and, as amended, the “2013 Equity Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, and authorized 600,000 shares of the Company’s class A common stock for issuance under the original 2013 Equity Plan. In April 2014, the Company’s stockholders approved the original 2013 Equity Plan at the Company’s annual meeting.

In April 2014, following the Company’s annual meeting, the Board of Directors authorized an amendment to the original 2013 Equity Plan to increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 600,000 to 1,500,000 shares (“Amendment No. 1”). Also in April 2014, the Compensation Committee authorized an additional amendment to the original 2013 Equity Plan to provide for automatic annual stock option grants to each of the Company’s non-employee directors with respect to 5,000 shares of the Company’s class A common stock, per director, per year, beginning in May 2015 (“Amendment No. 2”). In April 2015, the Company’s stockholders approved Amendments No. 1 and 2 at the Company’s annual meeting. In October 2015, the Board of Directors authorized, subject to stockholder approval, a further amendment to the 2013 Equity Plan to increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 1,500,000 shares to 1,700,000 shares (“Amendment No. 3”). The Company considers stockholder approval of Amendment No. 3 to the 2013 Equity Plan to be perfunctory since the Company’s Chairman, Chief Executive Officer & President holds a majority of the total voting power of all the Company’s outstanding voting stock.

During 2015, stock options to purchase an aggregate of 380,000 shares of class A common stock were granted to certain Company employees, officers, and directors pursuant to the 2013 Equity Plan. As of December 31, 2015, there were options to purchase 1,322,750 shares of class A common stock outstanding under the 2013 Equity Plan. As of December 31, 2015, there were 277,500 remaining shares of class A common stock authorized for future issuance under the 2013 Equity Plan, subject to stockholder approval of Amendment No. 3.

Shares issued under the 2013 Equity Plan may consist in whole or in part of authorized but unissued shares or treasury shares. No awards may be issued more than ten years after the 2013 Equity Plan’s effective date. Stock options that are granted under the 2013 Equity Plan must have an exercise price equal to at least the fair market value of the Company’s class A common stock on the date of grant, become exercisable as established by the Board of Directors or the Compensation Committee, and expire no later than ten years following the date of grant. The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). The stock option awards granted to date vest in equal annual installments over an approximately four-year vesting period (unless accelerated upon a change in control event (as defined in the stock option agreement for the applicable award) or otherwise in accordance with provisions of the 2013 Equity Plan or applicable option agreement).

Share-based compensation expense is based on the fair value of the stock option awards on the date of grant, as estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of certain management assumptions, including the expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The Company estimates the term over which option holders are expected to hold their stock options by using the simplified method for “plain-vanilla” stock option awards because the Company’s stock option exercise history does not provide a reasonable basis to compute the expected term for stock options granted under the 2013 Equity Plan. The Company relies exclusively on its historical stock price volatility to estimate the expected stock price volatility over the expected term because the Company believes future volatility is unlikely to differ from the past. In estimating the expected stock price volatility, the Company uses a simple average calculation method. The risk-free interest rate is based on U.S. Treasury securities with terms that approximate the expected term of the stock options. The expected dividend yield is based on the Company’s past cash dividend history and anticipated future cash dividend payments. The expected dividend yield is zero, as the Company has not previously declared cash dividends and does not currently intend to declare cash dividends in the foreseeable future. These assumptions are based on management’s best judgment, and changes to these assumptions could materially affect the fair value estimates and amount of share-based compensation expense recognized.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of the 2013 Equity Plan, the Company had maintained other share-based compensation plans with respect to the Company’s class A common stock (the “Other Stock Incentive Plans”), but had not granted any share-based awards under the Other Stock Incentive Plans since the first quarter of 2004 and is no longer authorized to grant any awards under such plans. As of December 31, 2015, there were no outstanding share-based awards granted under the Other Stock Incentive Plans.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the periods indicated:

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of January 1, 2013	16	$20.81
Granted	600	92.84
Exercised	(16)	20.81	$1,262
Forfeited/Expired	0	0

Balance as of December 31, 2013	600	$92.84
Granted	745	125.46
Exercised	(9)	92.84	$653
Forfeited/Expired	(135)	104.48

Balance as of December 31, 2014	1,201	$111.77

Granted	380	178.93
Exercised	(91)	105.25	$6,367
Forfeited/Expired	(167)	131.31

Balance as of December 31, 2015	1,323	$129.04

Exercisable as of December 31, 2015	334	$105.20	$24,746	7.9
Expected to vest as of December 31, 2015	989	$137.09	44,581	8.6

Total	1,323	$129.04	$69,327	8.4

Stock options outstanding as of December 31, 2015 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at December 31, 2015
Range of Exercise Prices per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
$92.84 - $120.00	432	$94.78	7.7
$120.01 - $150.00	514	$121.43	8.3
$150.01 - $180.00	247	$166.91	9.1
$180.01 - $201.25	130	$201.25	9.7

Total	1,323	$129.04	8.4

An aggregate of 283,750 and 150,000 stock options with an aggregate fair value of $14.2 million and $6.3 million vested during the years ended December 31, 2015 and 2014, respectively. No stock options vested during the year ended December 31, 2013. As of December 31, 2015, the Company expected all unvested and outstanding options at December 31, 2015 to fully vest in future years in accordance with their vesting schedules and therefore share-based compensation expense had not been adjusted for any expected forfeitures. However, in January 2016, the Board of Directors implemented a reorganization of the Company’s executive management team. In connection with the reorganization, 200,000 of unvested stock options were forfeited upon the departure of two executives. As such, we expect to reverse approximately $1.6 million of share-based compensation expense related to these unvested stock options in the first quarter of 2016. See Note 19, Subsequent Events, for further information on the executive management reorganization.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of stock option awards using the Black-Scholes option pricing model was $73.86, $55.84, and $42.03 for each share subject to a stock option granted during the years ended December 31, 2015, 2014, and 2013, respectively, based on the following assumptions:

	Years Ended December 31,
	2015	2014	2013

Expected term of options in years	6.3	6.3	6.3
Expected volatility	39.0 - 40.2%	41.5 - 42.5%	42.8%
Risk-free interest rate	1.5 - 2.0%	2.1 - 2.3%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%

The Company recognized approximately $17.3 million, $11.8 million, and $2.1 million in share-based compensation expense for the years ended December 31, 2015, 2014, and 2013, respectively, from stock options granted under the 2013 Equity Plan. The Company recognized no share-based compensation expense for the years ended December 31, 2015, 2014, and 2013 from stock options granted under the Other Stock Incentive Plans as all such options fully vested in prior years. As of December 31, 2015, there was approximately $47.8 million of total unrecognized share-based compensation expense related to unvested stock options. As of December 31, 2015, the Company expected to recognize this remaining share-based compensation expense over a weighted-average vesting period of approximately 2.7 years. Included in these amounts is approximately $6.8 million of total unrecognized share-based compensation expense related to unvested stock options subsequently forfeited in January 2016 as a result of the executive management reorganization described in Note 19, Subsequent Events. Prior to the executive management reorganization, such amount was expected to be recognized over a remaining service period of 1.6 years.

During the year ended December 31, 2015, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated in both the current and prior year under the 2013 Equity Plan. During the year ended December 31, 2013, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in prior years under the Other Stock Incentive Plans. Accordingly, stockholders’ equity increased by $1.1 million and $23.6 million during the years ended December 31, 2015 and 2013, respectively. No windfall tax benefit was realized from the exercise of stock options during the years ended December 31, 2014.

MicroStrategy’s former subsidiary, Angel.com, previously maintained a stock incentive plan under which certain employees, officers, and directors of MicroStrategy and Angel.com were granted options to purchase shares of the class A common stock of Angel.com, subject to the satisfaction of both performance and continued service conditions. Share-based compensation expense would have been recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that were not expected to vest due to the failure to satisfy the continued service condition. In connection with the sale of Angel.com in the first quarter of 2013, the Angel.com stock incentive plan was terminated and all outstanding options thereunder were terminated in exchange for cash payments totaling $8.0 million. Prior to their termination, no share-based compensation expense was recognized for these awards for the year ended December 31, 2013 because the performance condition had not been satisfied.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Numerator:
Income from:
Continuing operations, net of tax	$105,931	$5,035	$26,550
Discontinued operations, net of tax	0	0	56,782

Net income	$105,931	$5,035	$83,332

Denominator:
Weighted average common shares of class A common stock	9,320	9,246	9,073
Weighted average common shares of class B common stock	2,035	2,055	2,227

Total weighted average common stock shares outstanding	11,355	11,301	11,300
Effect of dilutive securities:
Employee stock options	184	55	1

Adjusted weighted average shares	11,539	11,356	11,301

Earnings per share:
Basic earnings per share
From continuing operations	$9.33	$0.45	$2.35
From discontinued operations	0	0	5.02

Basic earnings per share	$9.33	$0.45	$7.37

Diluted earnings per share:
From continuing operations	$9.18	$0.44	$2.35
From discontinued operations	0	0	5.02

Diluted earnings per share	$9.18	$0.44	$7.37

For the years ended December 31, 2015, 2014, and 2013, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 262,000, 445,000, and 194,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

(14) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. As of December 31, 2015, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions. During the years ended December 31, 2015, 2014, and 2013, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.

(15) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 50% of their annual base pre-tax compensation, cash bonuses, and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions. Effective April 1, 2008, the Company elected to make a matching contribution to each plan participant in the amount of 50% of the first 6% of a participant’s contributions, up to a maximum of $3,000 per year. A participant vests in the matching contributions in increments based on the participant’s years of employment by the Company, becoming fully vested after completing six years of employment. The Company made contributions to the Plan totaling $1.6 million, $2.9 million, and $2.7 million during the years ended December 31, 2015, 2014, and 2013, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2013, the Angel.com business generated $6.3 million in revenues and a $1.0 million pre-tax loss. The Company recorded a pre-tax gain on the sale of Angel.com during the year ended December 31, 2013 of $94.9 million.

(17) Segment Information

The Company manages its business in one operating segment. As discussed in Note 16, the Angel.com business was sold on March 15, 2013. Prior to its divestiture, the Angel.com business was the sole component of the former operating segment “Other.” The Company’s one operating segment is engaged in the design, development, marketing, and sales of analytics, mobile, and security software platforms through licensing arrangements and cloud-based subscriptions and related services. It includes MicroStrategy 10 Secure Enterprise (which consists of MicroStrategy Analytics, MicroStrategy Mobile, and Usher) and MicroStrategy Secure Cloud. The following table presents total revenues from continuing operations, gross profit from continuing operations, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Year ended December 31, 2015
Total revenues	$326,792	$153,658	$49,419	$529,869
Gross profit	$265,438	$121,148	$42,175	$428,761
Year ended December 31, 2014
Total revenues	$341,692	$176,774	$61,364	$579,830
Gross profit	$261,459	$131,790	$51,371	$444,620
Year ended December 31, 2013
Total revenues	$343,073	$169,194	$63,621	$575,888
Gross profit	$261,134	$123,373	$52,812	$437,319
As of December 31, 2015
Long-lived assets	$77,652	$3,701	$2,238	$83,591
As of December 31, 2014
Long-lived assets	$85,504	$5,690	$4,078	$95,272

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the years ended December 31, 2015, 2014, and 2013, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations.

For the years ended December 31, 2015, 2014, and 2013, no individual customer accounted for 10% or more of total consolidated revenues from continuing operations.

As of December 31, 2015 and 2014, no individual foreign country accounted for 10% or more of total consolidated assets.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments. During the fourth quarter of 2014, the Company recognized a reduction in its accrued bonus expense as a result of a change in estimate, which resulted in a $7.4 million increase in net income. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2015
Revenues	$123,871	$132,940	$129,536	$143,522	$529,869
Gross profit	$96,773	$107,028	$104,852	$120,108	$428,761
Net income	$20,460	$22,467	$23,893	$39,111	$105,931
Earnings per share:(1)
Basic	$1.81	$1.98	$2.10	$3.44	$9.33
Diluted	$1.79	$1.95	$2.06	$3.38	$9.18

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2014
Revenues	$137,904	$141,853	$151,202	$148,871	$579,830
Gross profit	$104,895	$106,240	$116,249	$117,236	$444,620
Net (loss) income	$(6,482)	$(10,337)	$(845)	$22,699	$5,035
(Loss) earnings per share:(1)
Basic	$(0.57)	$(0.91)	$(0.07)	$2.01	$0.45
Diluted	$(0.57)	$(0.91)	$(0.07)	$1.99	$0.44

(1)

The sum of the basic and diluted earnings (loss) per share for the four quarters may differ from annual earnings (loss) per share as the weighted-average shares outstanding are computed independently for each of the quarters presented.

(19) Subsequent Events

In January 2016, the Board of Directors implemented a reorganization of the Company’s executive management team to further streamline the Company’s business. The reorganization enabled the Company to eliminate a layer of management by eliminating a separate Office of the President and was designed to better position the Company’s business for profitable growth. This streamlining resulted in the departures of our former President, Paul N. Zolfaghari, and our former President and Chief Legal Officer, Jonathan F. Klein. At the time of their departures, Mr. Klein and Mr. Zolfaghari had an aggregate of 200,000 unvested stock options, which were immediately forfeited in accordance with the terms of the 2013 Equity Plan and their award agreements. As a result, approximately $1.6 million of previously recorded share-based compensation expense associated with these unvested stock options will be reversed in the first quarter of 2016. The Company may incur severance or other related costs during 2016 in connection with the departures of Mr. Klein and Mr. Zolfaghari as a result of negotiations with the departed executives.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED
(Registrant)

By:	/s/ Michael J. Saylor
	Name:	Michael J. Saylor
	Title:	Chairman of the Board of Directors, Chief Executive Officer & President

Date:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) & President	February 26, 2016

/S/ PHONG LE Phong Le	Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016

/S/ ROBERT H. EPSTEIN	Director	February 26, 2016
Robert H. Epstein

/S/ STEPHEN X. GRAHAM	Director	February 26, 2016
Stephen X. Graham

/S/ JARROD M. PATTEN	Director	February 26, 2016
Jarrod M. Patten

/S/ CARL J. RICKERTSEN	Director	February 26, 2016
Carl J. Rickertsen

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2015, 2014, and 2013

(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period
Allowance for doubtful accounts:

December 31, 2015	$4,412	884	(1,471)	$3,825
December 31, 2014	$3,989	2,969	(2,546)	$4,412
December 31, 2013	$4,366	2,281	(2,658)	$3,989

Deferred tax valuation allowance:

December 31, 2015	$2,311	75	(402)	$1,984
December 31, 2014	$77	2,234	0	$2,311
December 31, 2013	$231	77	(231)	$77

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.5†	Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

10.6†	Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers.

10.7†

Summary of Director Fees and Perquisites and Associated Other Compensation Arrangements for Non-Employee Directors (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (File No. 000-24435) and incorporated by reference herein).

10.8†

Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-24435) and incorporated by reference herein).

10.9†

Material Terms for Payment of Certain Executive Incentive Compensation (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 000-24435) and incorporated by reference herein).

10.10†

Summary of Designated Company Vehicles Policy (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on August 3, 2007 and incorporated by reference herein).

10.11†

Amended and Restated Performance Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on December 28, 2012 and incorporated by reference herein).

10.12†

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

10.14†

Summary of One-Time Cash Bonus for Timothy E. Lang (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 4, 2015 under the heading “Cash Bonus Award to Chief Technology Officer” and incorporated by reference herein).

10.15†

Summary of Changes in Salary and Cash Bonus for Timothy E. Lang (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on January 27, 2016 under the heading “Salary Determination and Annual Cash Bonus Target for Chief Technology Officer” and incorporated by reference herein).

10.16†

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