Form 10-Q
period 2016-03-31
MICROSTRATEGY INC
filed 2016-04-27
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 21, 2016 was 9,389,693 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2015, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015	2

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	53

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$308,887	$292,341
Restricted cash	701	618
Short-term investments	227,410	193,320
Accounts receivable, net	56,558	68,154
Prepaid expenses and other current assets	14,563	10,881

Total current assets	608,119	565,314
Property and equipment, net	63,228	65,664
Capitalized software development costs, net	13,902	15,855
Deposits and other assets	2,103	2,072
Deferred tax assets, net	5,826	7,989

Total assets	$693,178	$656,894

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,836	$31,840
Accrued compensation and employee benefits	36,573	40,067
Accrued restructuring costs	33	56
Deferred revenue and advance payments	131,437	100,695

Total current liabilities	195,879	172,658
Deferred revenue and advance payments	10,183	8,995
Other long-term liabilities	19,252	19,943
Deferred tax liabilities	16	17

Total liabilities	225,330	201,613

Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,794 shares issued and 9,389 shares outstanding, and 15,771 shares issued and 9,366 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	532,284	534,651
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(6,746)	(7,408)
Retained earnings	417,476	403,204

Total stockholders’ equity	467,848	455,281

Total liabilities and stockholders’ equity	$693,178	$656,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues:
Product licenses	$22,399	$20,757
Subscription services	7,354	6,665

Total product licenses and subscription services	29,753	27,422
Product support	68,497	69,305
Other services	20,765	27,144

Total revenues	119,015	123,871

Cost of revenues:
Product licenses	2,136	1,309
Subscription services	3,092	3,379

Total product licenses and subscription services	5,228	4,688
Product support	3,273	3,336
Other services	14,322	19,074

Total cost of revenues	22,823	27,098

Gross profit	96,192	96,773

Operating expenses:
Sales and marketing	36,577	36,520
Research and development	17,575	15,398
General and administrative	22,219	22,125
Restructuring costs	25	85

Total operating expenses	76,396	74,128

Income from operations	19,796	22,645
Interest income, net	403	2
Other (expense) income, net	(1,668)	4,750

Income before income taxes	18,531	27,397
Provision for income taxes	4,259	6,937

Net income	14,272	20,460

Basic earnings per share (1)	$1.25	$1.81

Weighted average shares outstanding used in computing basic earnings per share	11,408	11,321

Diluted earnings per share (1)	$1.24	$1.79

Weighted average shares outstanding used in computing diluted earnings per share	11,479	11,455

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)
Net income	$14,272	$20,460
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	669	(2,145)
Unrealized (loss) gain on short-term investments	(7)	1

Total other comprehensive income (loss)	662	(2,144)

Comprehensive income	$14,934	$18,316

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net income	$14,272	$20,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,553	5,103
Bad debt expense	531	364
Unrealized net gain on foreign currency forward contracts	0	(949)
Non-cash restructuring costs and adjustments	0	(98)
Deferred taxes	688	4,788
Release of liabilities for unrecognized tax benefits	0	(61)
Share-based compensation expense	1,504	3,597
Excess tax benefits from share-based compensation arrangements	(1,266)	(468)
Changes in operating assets and liabilities:
Accounts receivable	11,915	16,164
Prepaid expenses and other current assets	(3,551)	377
Deposits and other assets	4	190
Accounts payable and accrued expenses	(3,093)	(6,161)
Accrued compensation and employee benefits	(4,083)	(12,951)
Accrued restructuring costs	(26)	(1,120)
Deferred revenue and advance payments	30,065	27,620
Other long-term liabilities	(686)	(1,009)

Net cash provided by operating activities	50,827	55,846
Investing activities:
Proceeds from redemption of short-term investments	63,500	90,000
Purchases of property and equipment	(193)	(1,535)
Purchases of short-term investments	(97,417)	(118,155)
Capitalized software development costs	0	(5,354)
Increase in restricted cash	(56)	(80)

Net cash used in investing activities	(34,166)	(35,124)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	241	1,467
Payment of taxes relating to net exercise of employee stock options	(3,739)	0
Excess tax benefits from share-based compensation arrangements	1,266	468
Payments on capital lease obligations and other financing arrangements	(122)	(164)

Net cash (used in) provided by financing activities	(2,354)	1,771
Effect of foreign exchange rate changes on cash and cash equivalents	2,239	(4,318)

Net increase in cash and cash equivalents	16,546	18,175
Cash and cash equivalents, beginning of period	292,341	146,919

Cash and cash equivalents, end of period	$308,887	$165,094

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$0	$14

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

Except for the Consolidated Balance Sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2015, which was derived from audited financial statements, the accompanying Consolidated Financial Statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the Company’s accounting policies since December 31, 2015.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lease assets and lease liabilities be recognized for all leases, in addition to the disclosure of key information to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from an entity’s leasing arrangements. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys both (i) the right to obtain economic benefits from and (ii) direct the use of an identified asset for a period of time in exchange for consideration. Under ASU 2016-02, leases are classified as either finance or operating leases. For finance leases, a lessee shall recognize in profit or loss the amortization of the lease asset and interest on the lease liability. For operating leases, a lessee shall recognize in profit or loss a single lease cost, calculated so that the remaining cost of the lease is allocated over the remaining lease term, generally on a straight-line basis. ASU 2016-02 requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach and is effective for interim and annual periods beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to simplify certain aspects of accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits should be recognized as income tax expense or benefit in the income statement, regardless of whether the benefit reduces taxes payable in the current period. The excess tax benefits will be combined with other income tax cash flows within operating activities in the statement of cash flows. In addition, excess tax benefits or tax deficiencies will no longer be included in the calculation of assumed proceeds under the treasury stock method of computing diluted earnings per share. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur, when accruing share-based compensation expense. Lastly, ASU 2016-09 permits employers to withhold up to the employee’s maximum statutory tax rate in applicable jurisdictions and still qualify for the exception to liability classification. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning January 1, 2017. Early adoption is permitted, however an entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this guidance and its various transition methods on its consolidated financial position, results of operations, and cash flows.

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

As of March 31, 2016 and December 31, 2015, there were no financial assets or liabilities measured at fair value on a recurring basis.

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value.

Changes in the fair value of our foreign currency forward contracts (in thousands) for the three months ended March 31, 2016 and 2015 were as follows:

	Gain on Derivative Instruments Recognized in Income
		Three Months Ended
		March 31,
	Location	2016	2015
Non-hedging derivative instruments:
Unrealized gain on foreign currency forward contracts	Other (expense) income, net	$0	$949
Realized gain on foreign currency forward contracts	Other (expense) income, net	$0	$0

The “unrealized gain on foreign currency forward contracts” line item in the above table includes both the unrealized fair value gains and losses on outstanding foreign currency forward contracts and the reversal of previous period unrealized gains and losses upon the settlement of foreign currency forward contracts. There were no foreign currency forward contracts outstanding as of March 31, 2016. There were no transfers among the levels within the fair value hierarchy during each of the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

The Company also estimates the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, accrued compensation and employee benefits, and accrued restructuring costs. The Company considers the carrying value of these instruments in the financial statements to approximate fair value due to their short maturities.

(4) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments. Substantially all of the Company’s short-term investments are in U.S. Treasury securities and certificates of deposit, and the Company has the ability and intent to hold these investments to maturity. The stated maturity dates of these investments are between three months and one year from the purchase date. These held-to-maturity investments are recorded at amortized cost and included within “Short-term investments” on the accompanying Consolidated Balance Sheets. The fair value of held-to-maturity investments in U.S. Treasury securities and certificates of deposit is determined based on quoted market prices in active markets for identical securities (Level 1 inputs).

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The amortized cost, carrying value, and fair value of held-to-maturity investments at March 31, 2016 were $227.4 million, $227.4 million, and $227.4 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2015 were $193.3 million, $193.3 million, and $193.2 million, respectively. The gross unrecognized holding gains and losses were not material for the three months ended March 31, 2016 and 2015. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2016	2015
Billed and billable	$139,099	$175,382
Less: unpaid deferred revenue	(78,232)	(103,403)

Accounts receivable, gross	60,867	71,979
Less: allowance for doubtful accounts	(4,309)	(3,825)

Accounts receivable, net	$56,558	$68,154

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

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	March 31,	December 31,
	2016	2015
Current:
Deferred product licenses revenue	$13,088	$13,506
Deferred subscription services revenue	17,593	15,763
Deferred product support revenue	164,667	158,738
Deferred other services revenue	7,411	9,149

Gross current deferred revenue and advance payments	202,759	197,156
Less: unpaid deferred revenue	(71,322)	(96,461)

Net current deferred revenue and advance payments	$131,437	$100,695

Non-current:
Deferred product licenses revenue	$7,573	$5,397
Deferred subscription services revenue	2,340	2,138
Deferred product support revenue	6,425	7,607
Deferred other services revenue	755	795

Gross non-current deferred revenue and advance payments	17,093	15,937
Less: unpaid deferred revenue	(6,910)	(6,942)

Net non-current deferred revenue and advance payments	$10,183	$8,995

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third-party claims arising from intellectual property infringement. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of March 31, 2016 or December 31, 2015.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements and licenses certain software under other financing arrangements. Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The Company leases approximately 214,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The term of the lease expires in December 2020.

At March 31, 2016 and December 31, 2015, deferred rent of $14.9 million and $15.7 million, respectively, is included in other long-term liabilities, and $3.4 million and $3.3 million, respectively, is included in current accrued expenses.

In January 2016, the Board of Directors implemented a reorganization of the Company’s executive management team to further streamline the Company’s business. The reorganization enabled the Company to eliminate a layer of management by eliminating a separate Office of the President and was designed to better position the Company’s business for profitable growth. This streamlining resulted in the departures of our former President, Paul N. Zolfaghari, and our former President & Chief Legal Officer, Jonathan F. Klein. As of March 31, 2016, the Company has accrued approximately $3.4 million for potential future payments in connection with their departures from the Company.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts (the “District Court”). The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server™, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the District Court entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In December 2014, the Federal Circuit issued an opinion vacating the District Court’s summary judgment, stating that the claim construction on which the summary judgment was based was incorrect. In January 2015, the Federal Circuit ordered that the case be remanded for further proceedings, and in February 2015, the Company filed motions for summary judgment in the District Court on grounds of non-infringement and invalidity. On September 4, 2015, the District Court denied the Company’s motions for summary judgment. The Company has received indemnification requests from certain of its channel partners and customers who were sued by DataTern in the District Court in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

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

(8) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. During the three months ended March 31, 2016 and 2015, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2016, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. The average price per share and aggregate cost amounts disclosed above include broker commissions.

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

As of March 31, 2016, the Company had unrecognized tax benefits of $3.7 million, which are recorded in other long-term liabilities. If recognized, $3.0 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount. As of March 31, 2016, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.4 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31,	December 31,
	2016	2015
Deferred tax assets, net of deferred tax liabilities	$7,812	$9,956
Valuation allowance	(2,002)	(1,984)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$5,810	$7,972

The valuation allowance as of March 31, 2016 and December 31, 2015 primarily relates to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2016 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2016. The Company also records discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the three months ended March 31, 2016, the Company recorded a provision for income taxes of $4.3 million that resulted in an effective tax rate of 23.0%, as compared to a provision for income taxes of $6.9 million that resulted in an effective tax rate of 25.3% for the three months ended March 31, 2015. The change in the effective tax rate in 2016 is mainly due to the change in the expected proportion of U.S. versus foreign income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of March 31, 2016 and December 31, 2015, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $240.2 million and $219.3 million, respectively, and by non-U.S. entities was $296.1 million and $266.4 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $252.9 million at December 31, 2015. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

(10) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants. In October 2015, the Board of Directors authorized, subject to stockholder approval, an increase in the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 1,500,000 shares to 1,700,000 shares (“Amendment No. 3”). The Company considers stockholder approval of Amendment No. 3 to the 2013 Equity Plan to be perfunctory since the Company’s Chairman, President & Chief Executive Officer holds a majority of the total voting power of all the Company’s outstanding voting stock.

During the first quarter of 2016, no stock option awards were granted pursuant to the 2013 Equity Plan. As of March 31, 2016, there were options to purchase 896,250 shares of class A common stock outstanding under the 2013 Equity Plan. As of March 31, 2016, there were 602,500 remaining shares of class A common stock authorized for future issuance under the 2013 Equity Plan, 200,000 shares of which are subject to stockholder approval of Amendment No. 3.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2016:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2016	1,323	$129.04
Granted	0	0.00
Exercised	(102)	93.85	$7,550
Forfeited/Expired	(325)	98.39

Balance as of March 31, 2016	896	$144.13

Exercisable as of March 31, 2016	169	$132.20	$8,019	8.3
Expected to vest as of March 31, 2016	727	$146.90	26,673	8.5

Total	896	$144.13	$34,692	8.5

Stock options outstanding as of March 31, 2016 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2016
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$117.85 - $120.00	32	$118.66	8.1
$120.01 - $150.00	514	$121.43	8.1
$150.01 - $180.00	220	$167.17	8.9
$180.01 - $201.25	130	$201.25	9.4

Total	896	$144.13	8.5

An aggregate of 36,250 stock options with an aggregate fair value of $2.5 million vested during the three months ended March 31, 2016. The Company expects all unvested options at March 31, 2016 to fully vest in future years in accordance with their vesting schedules and therefore share-based compensation expense has not been adjusted for any expected forfeitures. No stock option awards were granted during the three months ended March 31, 2016. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $68.19 for each share subject to a stock option granted during the three months ended March 31, 2015, based on the following assumptions:

Three months ended
March 31,
2015
Expected term of options in years	6.3
Expected volatility	40.2%
Risk-free interest rate	1.5%
Expected dividend yield	0.0%

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 31, 2016 and 2015, the Company recognized approximately $1.5 million and $3.6 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of March 31, 2016, there was approximately $36.2 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.7 years.

During the three months ended March 31, 2016 and 2015, the Company was able to recognize and utilize tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated under the 2013 Equity Plan. Accordingly, additional paid-in capital increased by $1.3 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, the Company wrote off $1.6 million of deferred tax assets related to certain vested stock options that were no longer exercisable. Accordingly, additional paid-in capital decreased by $1.6 million during the three months ended March 31, 2016. No such adjustment was made during the three months ended March 31, 2015.

During the three months ended March 31, 2016, the Company paid $3.7 million to tax authorities related to the net exercise of a stock option under the 2013 Equity Plan. This payment resulted in a $3.7 million reduction to additional paid-in capital during the three months ended March 31, 2016. No net exercises of stock options were made during the three months ended March 31, 2015.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three months ended March 31, 2016 and 2015, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 377,000 and 207,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2016
Total revenues	$72,007	$35,672	$11,336	$119,015
Gross profit	$57,583	$28,882	$9,727	$96,192
Three months ended March 31, 2015
Total revenues	$78,935	$33,749	$11,187	$123,871
Gross profit	$62,458	$24,999	$9,316	$96,773
As of March 31, 2016
Long-lived assets	$73,639	$3,535	$2,059	$79,233
As of December 31, 2015
Long-lived assets	$77,652	$3,701	$2,238	$83,591

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended March 31, 2016 and 2015, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2016 and 2015, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2016 and December 31, 2015, no individual foreign country accounted for 10% or more of total consolidated assets.

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

Usher, MicroStrategy’s security solution, is a powerful mobile security platform designed to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories. Usher works on standard smartphones running on iOS or the Android™ platform, and also boasts an Apple Watch® integration. By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s enterprise mobile identity and security solution addresses some of the biggest challenges facing corporations today - including authentication, identity and access management, and resource authorization - while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Through the use of Bluetooth®, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities. Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a nearly real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. With the addition of Usher Professional™, administrators can track user activity on a nearly real-time map and communicate with users from the Usher application. Usher is available both as on-premises software and as a hosted service offering in MicroStrategy Secure Cloud.

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

MicroStrategy Analytics, MicroStrategy Mobile, and MicroStrategy Secure Cloud together with related product and support services, continue to generate the vast majority of our revenue. During the three months ended March 31, 2016 and 2015, we did not generate significant revenues from Usher.

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Revenues
Product licenses	$22,399	$20,757
Subscription services	7,354	6,665

Total product licenses and subscription services	29,753	27,422

Product support	68,497	69,305
Other services	20,765	27,144

Total revenues	119,015	123,871

Cost of revenues
Product licenses	2,136	1,309
Subscription services	3,092	3,379

Total product licenses and subscription services	5,228	4,688

Product support	3,273	3,336
Other services	14,322	19,074

Total cost of revenues	22,823	27,098

Gross profit	96,192	96,773

Operating expenses
Sales and marketing	36,577	36,520
Research and development	17,575	15,398
General and administrative	22,219	22,125
Restructuring costs	25	85

Total operating expenses	76,396	74,128

Income from operations	$19,796	$22,645

The analytics market is highly competitive and our results of operations depend on our ability to market and sell offerings that provide customers with greater value than those offered by our competitors. Our success depends on the effectiveness with which we can differentiate our product from both large software vendors that provide products across multiple lines of business, including one or more products that directly compete with our products, and other analytics vendors across large, mid-sized, and small opportunities.

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

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•	release of MicroStrategy 10 Secure Enterprise, which consolidates analytics, mobility, and security in a single integrated platform;

•	improved access to MicroStrategy 10 via easy-to-access trial and evaluation versions of products on the MicroStrategy website;

•	improved access to MicroStrategy Analytics through MicroStrategy Secure Cloud, optimally configured to be scalable and elastic, ready to grow with an enterprise’s cloud applications, and also built to scale to meet usage spikes from a user’s analytics and mobile apps;

•	enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale analytics operations, such as a massively scalable, in-memory analytics service designed to deliver high performance for complex analytical applications that have the largest data sets and highest user concurrency;

•	extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “governed data discovery” or “agile analytics,” by adding new user interface flows, new visualizations, new exploration features, and new self-service capabilities for the preparation of data;

•	enhancement of our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users; and

•	maintenance of a dedicated performance engineering team and conduct of research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes and for security solutions.

In January 2016, the Board of Directors implemented a reorganization of our executive management team to further streamline our business. The reorganization enabled us to eliminate a layer of management by eliminating a separate Office of the President and was designed to better position our business for profitable growth.

As of March 31, 2016, we had a total of 2,005 employees, of whom 972 were based in the United States and 1,033 were based internationally. Of our 2,005 employees, 531 were engaged in sales and marketing, 499 in research and development, 658 in subscription, product support, consulting, and education services, and 317 in finance, administration, and corporate operations. The following table summarizes employee headcount, as of the dates indicated:

	March 31,	December 31,	March 31,
	2015	2015	2016
Subscription services	43	37	37
Product support	138	131	135
Consulting	554	467	455
Education	19	28	31
Sales and marketing	577	513	531
Research and development	580	461	499
General and administrative	321	310	317

Total headcount	2,232	1,947	2,005

We lease approximately 214,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. Our lease for this property expires in December 2020. We recognize lease expense on continuing operating leases ratably over the term of the lease.

As discussed in Note 10, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock under our 2013 Equity Plan. Share-based compensation expense (in thousands) from these stock option awards was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Sales and marketing	$738	$513
Research and development	25	(63)
General and administrative	741	3,147

Total share-based compensation expense	$1,504	$3,597

As of March 31, 2016, we estimate that approximately $36.2 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.7 years.

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

Non-GAAP Financial Measures

We are providing a supplemental financial measure for income from operations that excludes the impact of our share-based compensation arrangements and restructuring activities. This financial measure is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this financial measure may not be comparable to similarly titled measures of other companies. Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that this non-GAAP financial measure is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes a significant non-cash expense that we believe is not reflective of the Company’s general business performance and restructuring charges that we believe are not reflective of ongoing operating results. In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies. Therefore, we believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Reconciliation of non-GAAP income from operations:
Income from operations	$19,796	$22,645
Share-based compensation expense	1,504	3,597
Restructuring costs	25	85

Non-GAAP income from operations	$21,325	$26,327

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP.

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, valuation of property and equipment, litigation and contingencies, valuation of net deferred tax assets, and share-based compensation have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. In some cases, changes in accounting estimates are reasonably likely to occur from period to period.

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

The section “Critical Accounting Policies” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2015 provide a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2015.

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

	Three Months Ended
	March 31,
	2016	2015
International product licenses revenues	$(454)	$(1,207)
International subscription services revenues	(36)	(90)
International product support revenues	(1,844)	(4,846)
International other services revenues	(455)	(2,105)

Cost of product support revenues	(84)	(116)
Cost of other services revenues	(446)	(1,800)
Sales and marketing expenses	(996)	(2,097)
Research and development expenses	(209)	(38)
General and administrative expenses	(321)	(578)

For example, if there had been no change to foreign currency exchange rates from 2015 to 2016, international product licenses revenues would have been $10.4 million rather than $9.9 million for the three months ended March 31, 2016. If there had been no change to foreign currency exchange rates from 2015 to 2016, international product support revenues would have been $28.6 million rather than $26.7 million for the three months ended March 31, 2016. If there had been no change to foreign currency exchange rates from 2015 to 2016, sales and marketing expenses would have been $37.6 million rather than $36.6 million for the three months ended March 31, 2016.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2016	2015	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$12,450	$14,029	-11.3%
International	9,949	6,728	47.9%

Total product licenses revenues	22,399	20,757	7.9%

Subscription Services
Domestic	6,553	6,005	9.1%
International	801	660	21.4%

Total subscription services revenues	7,354	6,665	10.3%

Total product licenses and subscription services revenues	$29,753	$27,422	8.5%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	2
Between $0.5 million and $1.0 million in licenses revenue recognized	6	6

Total	8	8

Domestic:
More than $1.0 million in licenses revenue recognized	1	2
Between $0.5 million and $1.0 million in licenses revenue recognized	3	5

Total	4	7

International:
More than $1.0 million in licenses revenue recognized	1	0
Between $0.5 million and $1.0 million in licenses revenue recognized	3	1

Total	4	1

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2016	2015	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$3,122	$3,492	-10.6%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,736	4,039	-7.5%
Less than $0.5 million in licenses revenue recognized	15,541	13,226	17.5%

Total	22,399	20,757	7.9%

Domestic:
More than $1.0 million in licenses revenue recognized	1,728	3,492	-50.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,848	3,476	-46.8%
Less than $0.5 million in licenses revenue recognized	8,874	7,061	25.7%

Total	12,450	14,029	-11.3%

International:
More than $1.0 million in licenses revenue recognized	1,394	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	1,888	563	235.3%
Less than $0.5 million in licenses revenue recognized	6,667	6,165	8.1%

Total	$9,949	$6,728	47.9%

Product licenses revenues increased $1.6 million for the three months ended March 31, 2016, as compared to the same period in the prior year. For the three months ended March 31, 2016 and 2015, product licenses transactions with more than $0.5 million in recognized revenue represented 30.6% and 36.3%, respectively, of our product licenses revenues. For the three months ended March 31, 2016, our top three product licenses transactions totaled $3.8 million in recognized revenue, or 17.1% of total product licenses revenues, compared to $4.5 million, or 21.6% of total product licenses revenues, for the three months ended March 31, 2015.

Domestic product licenses revenues. Domestic product licenses revenues decreased $1.6 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $3.2 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to an increase in the number of total transactions, partially offset by a $0.5 million negative foreign currency exchange impact.

Subscription services revenues. Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $0.7 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to an increase in the number of new subscription services customers and an increase in the use of subscription services by existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2016	2015	Change
Product Support Revenues:
Domestic	$41,778	$42,696	-2.2%
International	26,719	26,609	0.4%

Total product support revenues	$68,497	$69,305	-1.2%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $0.8 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to a $1.8 million negative foreign exchange impact and fewer renewals at quarter-end in the domestic region, partially offset by new product and premium support contracts in the international regions.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended
	March 31,		%
	2016	2015	Change
Other Services Revenues:
Consulting
Domestic	$9,734	$14,424	-32.5%
International	8,752	10,280	-14.9%

Total consulting revenues	18,486	24,704	-25.2%

Education	2,279	2,440	-6.6%

Total other services revenues	$20,765	$27,144	-23.5%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $6.2 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide and a $0.4 million negative foreign currency exchange impact, partially offset by an increase in the average bill rate.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased $0.2 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to lower overall contract values, a decrease in private and custom courses delivered, and continued shifting demand from traditional classroom training to virtual training.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2016	2015	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$2,136	$1,309	63.2%
Subscription services	3,092	3,379	-8.5%

Total product licenses and subscription services	5,228	4,688	11.5%

Product support	3,273	3,336	-1.9%
Other services:
Consulting	13,033	18,147	-28.2%
Education	1,289	927	39.1%

Total other services	14,322	19,074	-24.9%

Total cost of revenues	$22,823	$27,098	-15.8%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.8 million for the three months ended March 31, 2016, as compared to the same period in the prior year, due to a $1.5 million increase in amortization of capitalized software development costs related to MicroStrategy 10, which was made generally available in June 2015, partially offset by a $0.7 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.3, which became fully amortized in September 2015. We expect to amortize the remaining balance of our products’ capitalized software development costs as of March 31, 2016 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of March 31, 2016	Amortization Period
	(in thousands)	(in months)
MicroStrategy 9.4	$906	6
MicroStrategy 10	12,996	26

Total capitalized software development costs, net	$13,902

All of the above software form part of MicroStrategy 10.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues decreased $0.3 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to a $0.4 million decrease in compensation and related costs due to a decrease in staffing levels and a $0.8 million decrease in equipment, facility, and other related support costs, partially offset by a $0.7 million increase in third-party hosting service provider fees. Subscription services headcount decreased 14.0% to 37 at March 31, 2016 from 43 at March 31, 2015.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues decreased $0.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year, due to a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels, partially offset by a $0.1 million increase in subcontractor costs. Product support headcount decreased 2.2% to 135 at March 31, 2016 from 138 at March 31, 2015.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $5.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to a $2.7 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.6 million decrease in subcontractor costs, a $0.5 million decrease in travel and entertainment expenditures, and a $0.4 million decrease in facility and other related support costs. Included in the above components is an aggregate $0.4 million favorable foreign currency exchange impact. Consulting headcount decreased 17.9% to 455 at March 31, 2016 from 554 at March 31, 2015.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues increased $0.4 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to a $0.2 million increase in compensation and related costs due to an increase in staffing levels and a $0.1 million increase in facility and other related support costs. Education headcount increased 63.2% to 31 at March 31, 2016 from 19 at March 31, 2015.

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2016	2015	Change
Sales and marketing expenses	$36,577	$36,520	0.2%

Sales and marketing expenses increased $0.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year, due to a $0.7 million increase in marketing and advertising costs, a $0.5 million increase in recruiting costs, a $0.3 million increase in travel and entertainment expenditures, a $0.2 million increase in consulting and advisory costs, and a $0.2 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, partially offset by a $1.5 million decrease in compensation and related costs due to a decrease in staffing levels and a $0.3 million decrease in facility and other related support costs. Included in the above sales and marketing components is an aggregate $1.0 million favorable foreign currency exchange impact. Sales and marketing headcount decreased 8.0% to 531 at March 31, 2016 from 577 at March 31, 2015.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense. As of March 31, 2016, we estimate that approximately $8.8 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.0 years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

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

	Three Months Ended
	March 31,		%
	2016	2015	Change
General and administrative expenses	$22,219	$22,125	0.4%

General and administrative expenses increased $0.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to a $3.4 million increase in an accrual for potential future payments in connection with the departure from the Company of two executives in connection with the executive management reorganization in January 2016, a $0.4 million increase in recruiting costs, a $0.2 million increase in travel and entertainment expenditures, and a $0.2 million increase in other aircraft-related operating costs, partially offset by a $2.4 million net decrease in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, a $1.4 million decrease in compensation and related costs primarily due to a decrease in staffing levels, which included a reduction in compensation expenses associated with the two executives who departed as part of the executive management reorganization, and a $0.2 million decrease in facility and other related support costs. The $2.4 million decrease in share-based compensation expense is primarily due to a $1.6 million reversal of previously recorded share-based compensation expense associated with the stock options of the two executives who departed as part of the executive management reorganization that were unvested as of their departure dates and a decrease of $1.1 million in quarterly share-based compensation no longer recognized due to their departures. Included in the above general and administrative components is an aggregate $0.3 million favorable foreign currency exchange impact. General and administrative headcount decreased 1.2% to 317 at March 31, 2016 from 321 at March 31, 2015. We do not expect to increase general and administrative headcount significantly in the near term.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense. As of March 31, 2016, we estimate that approximately $22.2 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.4 years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2016	2015	Change
Gross research and development expenses before capitalized software development costs	$17,575	$20,752	-15.3%
Capitalized software development costs	0	(5,354)	-100.0%

Total research and development expenses	$17,575	$15,398	14.1%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,953	$1,132	72.5%

Research and development expenses, before capitalization of software development costs, decreased $3.2 million for the three months ended March 31, 2016, as compared to the same period in the prior year, due to a $2.7 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.5 million decrease in facility and other related support costs, and a $0.2 million decrease in consulting and advisory costs, partially offset by a $0.2 million increase in recruiting costs. Research and development headcount decreased 14.0% to 499 at March 31, 2016 from 580 at March 31, 2015.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense. As of March 31, 2016, we estimate that approximately $5.2 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 3.2 years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Other (Expense) Income, Net

Other (expense) income, net is comprised primarily of foreign currency transaction gains and losses and realized and unrealized gains and losses on our foreign currency forward contracts. For the three months ended March 31, 2016, other expense, net, of $1.7 million was comprised of $1.7 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations. For the three months ended March 31, 2015, other income, net, of $4.8 million was comprised primarily of $3.7 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations and $0.9 million in net unrealized gains from foreign currency forward contracts.

Provision for Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2016 and applied that rate to the income before income taxes in determining the provision for income taxes for the three months ended March 31, 2016. We also record discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the three months ended March 31, 2016, we recorded a provision for income taxes of $4.3 million that resulted in an effective tax rate of 23.0%, as compared to a provision for income taxes of $6.9 million that resulted in an effective tax rate of 25.3% for the three months ended March 31, 2015. The change in the effective tax rate in 2016 is mainly due to the change in the expected proportion of U.S. versus foreign income.

As of March 31, 2016, we estimated that we had no U.S. federal net operating loss carryforwards and $1.2 million of foreign net operating loss carryforwards. As of March 31, 2016, we estimated that we had foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $5.8 million. As of March 31, 2016, we had a valuation allowance of $2.0 million primarily related to certain foreign tax credit carryforwards and foreign net operating loss carryforwards that, in our present estimation, more likely than not will not be realized.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2016	2015	2015
Current:
Deferred product licenses revenue	$13,088	$13,506	$12,946
Deferred subscription services revenue	17,593	15,763	15,300
Deferred product support revenue	164,667	158,738	162,875
Deferred other services revenue	7,411	9,149	7,966

Gross current deferred revenue and advance payments	202,759	197,156	199,087
Less: unpaid deferred revenue	(71,322)	(96,461)	(67,619)

Net current deferred revenue and advance payments	$131,437	$100,695	$131,468

Non-current:
Deferred product licenses revenue	$7,573	$5,397	$6,863
Deferred subscription services revenue	2,340	2,138	735
Deferred product support revenue	6,425	7,607	6,865
Deferred other services revenue	755	795	2,124

Gross non-current deferred revenue and advance payments	17,093	15,937	16,587
Less: unpaid deferred revenue	(6,910)	(6,942)	(5,221)

Net non-current deferred revenue and advance payments	$10,183	$8,995	$11,366

Total current and non-current:
Deferred product licenses revenue	$20,661	$18,903	$19,809
Deferred subscription services revenue	19,933	17,901	16,035
Deferred product support revenue	171,092	166,345	169,740
Deferred other services revenue	8,166	9,944	10,090

Gross current and non-current deferred revenue and advance payments	219,852	213,093	215,674
Less: unpaid deferred revenue	(78,232)	(103,403)	(72,840)

Net current and non-current deferred revenue and advance payments	$141,620	$109,690	$142,834

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments increased $6.8 million as of March 31, 2016, as compared to December 31, 2015, primarily due to an increase in deferred revenue from new product support, subscription services, and product licenses contracts, partially offset by the recognition of previously deferred other services revenue. Total gross deferred revenue and advance payments increased $4.2 million as of March 31, 2016, as compared to March 31, 2015, primarily due to an increase in deferred revenue from new subscription services, product support, and product licenses contracts, partially offset by the recognition of previously deferred other services revenue.

We expect to recognize approximately $202.8 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.

As of March 31, 2016 and December 31, 2015, the amount of cash and cash equivalents and short-term investments held by U.S. entities were $240.2 million and $219.3 million, respectively, and by non-U.S. entities were $296.1 million and $266.4 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $252.9 million at December 31, 2015. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2016	2015	Change
Net cash provided by operating activities	$50,827	$55,846	-9.0%
Net cash used in investing activities	$(34,166)	$(35,124)	-2.7%
Net cash (used in) provided by financing activities	$(2,354)	$1,771	-232.9%

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

Net cash provided by operating activities was $50.8 million and $55.8 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 2016, as compared to the same period in the prior year, was due to a $6.3 million decrease from changes in non-cash items and a $6.2 million decrease in net income, offset by a $7.4 million increase from changes in operating assets and liabilities. Non-cash items consist of depreciation and amortization, bad debt expense, unrealized net gains and losses on foreign currency forward contracts, the non-cash portion of adjustments to accrued restructuring costs, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities. The changes in net cash used in investing activities relate to purchases and redemptions of short-term investments, expenditures on property and equipment, capitalized software development costs, and changes in restricted cash. Net cash used in investing activities was $34.2 million and $35.1 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in net cash used in investing activities for the three months ended March 31, 2016, as compared to the same period in the prior year, was primarily due to a $20.7 million decrease in purchases of short-term investments, a $5.4 million decrease in capitalized software development costs, and a $1.3 million decrease in purchases of property and equipment, partially offset by a $26.5 million decrease in proceeds from the redemption of short-term investments.

Net Cash (Used in) Provided by Financing Activities. The changes in net cash used in (provided by) financing activities relate to the exercise of stock options under the 2013 Equity Plan, excess tax benefits from share-based compensation arrangements, and payments on capital lease and other financing arrangements. Net cash used in financing activities was $2.4 million for the three months ended March 31, 2016. Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2015, respectively. The increase in net cash used in financing activities for the three months ended March 31, 2016, as compared to the same period in the prior year, was primarily due to a $3.7 million payment to tax authorities for shares withheld for taxes related to the net exercise of a stock option under the 2013 Equity Plan and a $1.2 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan, partially offset by a $0.8 million increase in excess tax benefits from share-based compensation arrangements.

Contractual Obligations. As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of March 31, 2016:

	Payments due by period ended March 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Contractual Obligations:
Operating leases	$88,834	$20,911	$35,787	$28,942	$3,194
Capital leases and other financing arrangements	107	70	37	0	0

Total	$88,941	$20,981	$35,824	$28,942	$3,194

Unrecognized Tax Benefits. As of March 31, 2016, we had $3.7 million of total gross unrecognized tax benefits, including interest accrued, recorded in other long-term liabilities. The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2016.

Off-Balance Sheet Arrangements. As of March 31, 2016, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lease assets and lease liabilities be recognized for all leases, in addition to the disclosure of key information to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from an entity’s leasing arrangements. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys both (i) the right to obtain economic benefits from and (ii) direct the use of an identified asset for a period of time in exchange for consideration. Under ASU 2016-02, leases are classified as either finance or operating leases. For finance leases, a lessee shall recognize in profit or loss the amortization of the lease asset and interest on the lease liability. For operating leases, a lessee shall recognize in profit or loss a single lease cost, calculated so that the remaining cost of the lease is allocated over the remaining lease term, generally on a straight-line basis. ASU 2016-02 requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach and is effective for interim and annual periods beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to simplify certain aspects of accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits should be recognized as income tax expense or benefit in the income statement, regardless of whether the benefit reduces taxes payable in the current period. The excess tax benefits will be combined with other income tax cash flows within operating activities in the statement of cash flows. In addition, excess tax benefits or tax deficiencies will no longer be included in the calculation of assumed proceeds under the treasury stock method of computing diluted earnings per share. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur, when accruing share-based compensation expense. Lastly, ASU 2016-09 permits employers to withhold up to the employee’s maximum statutory tax rate in applicable jurisdictions and still qualify for the exception to liability classification. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning January 1, 2017. Early adoption is permitted, however an entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this guidance and its various transition methods on its consolidated financial position, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of March 31, 2016, we held approximately $227.4 million of investments in U.S. Treasury securities and certificates of deposit with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 39.5% and 36.3% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. Although we were not party to any foreign currency forward contracts as of March 31, 2016, from time to time we have entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange exposure, and may do so again in the future. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for speculative trading purposes. See Note 3, Fair Value Measurements, to the Consolidated Financial Statements for further information on foreign currency forward contracts. We cannot be sure that any future hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of March 31, 2016 and December 31, 2015, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% and 0.3%, respectively. The exposure to an adverse change in foreign currency rates as of March 31, 2016 decreased primarily due to a decrease of cash balances in our non-U.S. dollar-based bank accounts, partially offset by a weakening of the U.S. dollar as compared to December 31, 2015. If average exchange rates during the three months ended March 31, 2016 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2016 would have decreased by 3.7%. During the three months ended March 31, 2016, our revenues were lower by 2.3% as a result of a 5.0% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the three months ended March 31, 2016; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2016, we had $5.8 million of deferred tax assets, net of a $2.0 million valuation allowance, and if we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

We face risks arising from our restructuring activities and other cost-saving initiatives

In 2014, we implemented substantially all of a restructuring plan to streamline our workforce and spending to better align our cost structure with our business strategy. The restructuring, including the organizational, operational, and strategic changes that have taken place during and following the implementation of the restructuring plan, as well as an executive management reorganization that we recently implemented and other cost-savings initiatives that we have implemented or are implementing, present significant potential risks that may impair our ability to achieve anticipated cost reductions or otherwise harm our business, including:

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

Our products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics market is highly competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM (Cognos), SAP (BO), Microsoft (Power BI), and Oracle (OBIEE), that provide one or more products that directly compete with our products; (2) open source analytics vendors such as OpenText (Actuate) and Hitachi (Pentaho); (3) various other analytics software providers, such as Qlik, Tableau Software, TIBCO, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other vendors offering cloud-based offerings, such as GoodData and Birst. Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across analytics implementation projects of varying sizes. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our revenue from both existing and prospective customers.

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

We depend on revenue from a single suite of products and related services

Our MicroStrategy Analytics, MicroStrategy Mobile, and MicroStrategy Secure Cloud products and related services account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the adoption or prices of, these products and related services as a result of, among other factors, any change in our pricing model, increased competition, maturation in the markets for these products, or other risks described in this document.

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

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facilities or other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, and Poland. In addition, we serve our customers, and manage certain critical internal processes, using third-party data center hosting facilities located in the United States and England and other third-party services, including Amazon Web Services and other cloud services. We could experience a disruption or failure of our systems, or the third-party hosting facilities or other services that we use. Such disruptions or failures could include a major earthquake, fire, cyber-attack, act of terrorism or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

We are a highly automated business and any such disruptions or failures could (i) result in the destruction or disruption of any of our critical business operations, controls, or procedures or information technology systems, (ii) severely affect our ability to conduct normal business operations, including delaying completion of sales and provision of services, (iii) result in a material weakness in our internal control over financial reporting, (iv) cause our customers to terminate their subscriptions, (v) result in our issuing credits to customers or paying penalties or fines, (vi) harm our reputation, (vii) adversely affect our attrition rates or our ability to attract new customers, or (viii) cause our offerings to be perceived as not being secure, any of which could materially adversely affect our future operating results.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the three months ended March 31, 2016, transactions by channel partners for which we recognized revenues accounted for 17.3% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $219.8 million as of March 31, 2016. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $78.2 million, resulting in net current and non-current deferred revenue and advance payments of $141.6 million as of March 31, 2016. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 39.5% and 36.3% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. Our international operations require significant management attention and financial resources.

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

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles of certain of our products and services, which could reduce our revenues

To date, our customers have typically invested substantial time, money, and other resources and involved many people in the decision to license our software products and purchase our related services. As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while it seeks internal approval for the purchase of our products or services. During this long sales cycle, events may occur that affect the size and/or timing of the order or even cause it to be canceled. For example, our competitors may introduce new offerings, or the customer’s own budget and purchasing priorities may change.

Even after an order is placed, the time it takes to deploy our products and complete services engagements can vary widely. Implementing some of our offerings can take several months, depending on the customer’s needs, and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware, and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the three months ended March 31, 2016 and 2015, our top three product licenses transactions with recognized revenue totaled $3.8 million and $4.5 million, respectively, or 17.1% and 21.6% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. We also may encounter greater competition and pricing pressure in larger transactions and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

We depend on technology licensed to us by third parties, and the loss of this technology could impair our software, delay implementation of our offerings, or force us to pay higher license fees

We license third-party technologies that are incorporated into or utilized by our existing offerings. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party software for future offerings. In addition, we may be unable to renegotiate acceptable third-party license terms or we may be subject to infringement liability if third-party software that we license is found to infringe intellectual property rights of others. Changes in or the loss of third-party licenses could lead to a material increase in our costs or to our software offerings becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development costs to ensure continued performance of our offerings, and we may experience a decreased demand for our offerings.

If we are unable to recruit or retain skilled personnel, or if we lose the services of our Chairman of the Board, President & Chief Executive Officer, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. For example, our restructuring activities and cost-saving initiatives may adversely impact our ability to attract or retain key employees. Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer. If we lose the services of Mr. Saylor, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

Various federal, state, and foreign legislative, regulatory, or other governmental bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy and data protection that could materially adversely impact our business. For example, in October 2015, the Court of Justice of the European Union invalidated the U.S.-EU Safe Harbor Framework. Following this ruling, U.S. and European authorities agreed to an updated version of the Safe Harbor Framework, referred to as the “Privacy Shield.” The European Commission is considering implementation of the “Privacy Shield”. In addition, in April 2016, the European Parliament and the Council of the European Union formally adopted the comprehensive general data protection regulation, which will take effect in 2018. Complying with these and other changing requirements could cause us or our customers to incur substantial costs, require us to change our business practices, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results. Additionally, the legislation and regulation regarding mobile data collection continue to evolve and if laws or regulations restricting or limiting the collection or use of mobile data are enacted, they may reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we or our third-party service providers experience a security breach and unauthorized parties obtain access to our customers’ data, our channel partners’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’ and channel partners’ information and data as well as our own, including in our cloud services offerings, networks, and other systems. There can be no assurance that any security measures that have been implemented will be effective against all security threats. For example, security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as user names or passwords, and employee error or malfeasance. Such breach could result in someone obtaining unauthorized access to our customers’ or channel partners’ data, our data (including our proprietary information or trade secrets), or our cloud services offerings, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reducing the demand for our offerings and our revenue, disrupt our normal business operations, require us to spend material resources to correct the breach, expose us to legal liabilities including litigation and indemnity obligations, and materially adversely affect our operating results. These risks will increase as we continue to grow the number and scale of our cloud-based offerings and process, store, and transmit increasingly large amounts of our customers’, channel partners’, and our own information and data, which may include proprietary or confidential data or personal or identifying information.

Our intellectual property is valuable, and any inability to protect it could reduce the value of our products, services, and brand

We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures, and contractual commitments to protect our intellectual property. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented, or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Moreover, recent amendments to and developing jurisprudence regarding U.S. patent law may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, although we generally enter into confidentiality agreements with our employees, our former employees may seek employment with our business partners, customers, or competitors and there can be no assurance that the confidential nature of our intellectual property will be maintained. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent and trademark rights. We expect the number of such claims will increase as we continue to expand our offerings and branding, the number of offerings and level of competition in our industry segments grow, the functionality of offerings overlap, and the volume of issued patents, patent applications, and trademark registrations continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly, and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling certain of our offerings;

•	require us to redesign certain of our offerings using alternative non-infringing technology or practices, which could require significant effort and expense;

•	require us to rename certain of our offerings or entities; or

•	require us to satisfy indemnification obligations to our customers and channel partners.

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

Because of the rights of our two classes of common stock, and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 21, 2016, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.4% of the total voting power. Michael J. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.6% of the total voting power, as of April 21, 2016. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

During the three months ended March 31, 2016, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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
Michael J. Saylor Chairman of the Board of Directors, President & Chief Executive Officer

By:	/s/ Phong Le
Phong Le
Senior Executive Vice President & Chief Financial Officer

Date: April 27, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on January 30, 2015 and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Summary of Changes in Salary and Annual Cash Bonus for Timothy E. Lang (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on January 27, 2016 under the heading “Salary Determination and Annual Cash Bonus Target for Chief Technology Officer” and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts and compensatory plans or arrangements