Form 10-Q
period 2016-06-30
MICROSTRATEGY INC
filed 2016-07-28
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 22, 2016 was 9,395,943 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

TABL E OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2015, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	1

	Consolidated Statements of Operations for the Three Months Ended June 30, 2016 and 2015	2

	Consolidated Statements of Operations for the Six Months Ended June 30, 2016 and 2015	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6.	Exhibits	55

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$347,389	$292,341
Restricted cash	643	618
Short-term investments	202,697	193,320
Accounts receivable, net	54,887	68,154
Prepaid expenses and other current assets	15,414	10,881

Total current assets	621,030	565,314
Property and equipment, net	61,501	65,664
Capitalized software development costs, net	11,949	15,855
Deposits and other assets	6,077	2,072
Deferred tax assets, net	9,072	7,989

Total assets	$709,629	$656,894

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,524	$31,840
Accrued compensation and employee benefits	40,410	40,067
Accrued restructuring costs	25	56
Deferred revenue and advance payments	121,162	100,695

Total current liabilities	189,121	172,658
Deferred revenue and advance payments	11,372	8,995
Other long-term liabilities	19,476	19,943
Deferred tax liabilities	15	17

Total liabilities	219,984	201,613

Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,801 shares issued and 9,396 shares outstanding, and 15,771 shares issued and 9,366 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	536,689	534,651
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(8,238)	(7,408)
Retained earnings	436,360	403,204

Total stockholders’ equity	489,645	455,281

Total liabilities and stockholders’ equity	$709,629	$656,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2016	2015
	(unaudited)	(unaudited)
Revenues:
Product licenses	$23,459	$29,366
Subscription services	7,782	7,074

Total product licenses and subscription services	31,241	36,440
Product support	71,451	70,747
Other services	20,450	25,753

Total revenues	123,142	132,940

Cost of revenues:
Product licenses	2,322	1,906
Subscription services	3,356	3,346

Total product licenses and subscription services	5,678	5,252
Product support	3,687	3,224
Other services	14,736	17,436

Total cost of revenues	24,101	25,912

Gross profit	99,041	107,028

Operating expenses:
Sales and marketing	37,702	36,219
Research and development	19,160	14,864
General and administrative	21,092	21,103
Restructuring costs	8	90

Total operating expenses	77,962	72,276

Income from operations	21,079	34,752
Interest income, net	539	11
Other income (expense), net	1,755	(2,915)

Income before income taxes	23,373	31,848
Provision for income taxes	4,489	9,381

Net income	18,884	22,467

Basic earnings per share (1)	$1.65	$1.98

Weighted average shares outstanding used in computing basic earnings per share	11,428	11,349

Diluted earnings per share (1)	$1.64	$1.95

Weighted average shares outstanding used in computing diluted earnings per share	11,523	11,510

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2016	2015
	(unaudited)	(unaudited)
Revenues:
Product licenses	$45,858	$50,123
Subscription services	15,136	13,739

Total product licenses and subscription services	60,994	63,862
Product support	139,948	140,052
Other services	41,215	52,897

Total revenues	242,157	256,811

Cost of revenues:
Product licenses	4,458	3,215
Subscription services	6,448	6,725

Total product licenses and subscription services	10,906	9,940
Product support	6,960	6,560
Other services	29,058	36,510

Total cost of revenues	46,924	53,010

Gross profit	195,233	203,801

Operating expenses:
Sales and marketing	74,279	72,739
Research and development	36,735	30,262
General and administrative	43,311	43,228
Restructuring costs	33	175

Total operating expenses	154,358	146,404

Income from operations	40,875	57,397
Interest income, net	942	13
Other income, net	87	1,835

Income before income taxes	41,904	59,245
Provision for income taxes	8,748	16,318

Net income	33,156	42,927

Basic earnings per share (1)	$2.90	$3.79

Weighted average shares outstanding used in computing basic earnings per share	11,418	11,335

Diluted earnings per share (1)	$2.88	$3.74

Weighted average shares outstanding used in computing diluted earnings per share	11,499	11,482

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	June 30,
	2016	2015
	(unaudited)	(unaudited)
Net income	$18,884	$22,467
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(1,505)	1,093
Unrealized gain (loss) on short-term investments	13	(15)

Total other comprehensive (loss) income	(1,492)	1,078

Comprehensive income	$17,392	$23,545

	Six Months Ended
	June 30,
	2016	2015
	(unaudited)	(unaudited)
Net income	$33,156	$42,927
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(836)	(1,052)
Unrealized gain (loss) on short-term investments	6	(14)

Total other comprehensive loss	(830)	(1,066)

Comprehensive income	$32,326	$41,861

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net income	$33,156	$42,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,832	10,316
Bad debt expense	523	461
Unrealized net loss on foreign currency forward contracts	0	1,641
Non-cash restructuring costs and adjustments	0	(127)
Deferred taxes	(2,537)	13,308
Release of liabilities for unrecognized tax benefits	0	(61)
Share-based compensation expense	5,075	7,957
Excess tax benefits from share-based compensation arrangements	(1,208)	(963)
Changes in operating assets and liabilities:
Accounts receivable	12,876	19,658
Prepaid expenses and other current assets	(3,455)	1,372
Deposits and other assets	(2,070)	292
Accounts payable and accrued expenses	(4,387)	(8,624)
Accrued compensation and employee benefits	(148)	(6,225)
Accrued restructuring costs	(33)	(1,754)
Deferred revenue and advance payments	21,382	13,625
Other long-term liabilities	(1,458)	(1,770)

Net cash provided by operating activities	66,548	92,033
Investing activities:
Proceeds from redemption of short-term investments	152,820	171,500
Purchases of property and equipment	(935)	(3,254)
Purchases of short-term investments	(161,818)	(199,636)
Capitalized software development costs	0	(9,598)
Increase in restricted cash	(9)	(21)

Net cash used in investing activities	(9,942)	(41,009)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,157	5,439
Payment of taxes relating to net exercise of employee stock options	(3,739)	0
Excess tax benefits from share-based compensation arrangements	1,208	963
Payments on capital lease obligations and other financing arrangements	(1,220)	(216)

Net cash (used in) provided by financing activities	(2,594)	6,186
Effect of foreign exchange rate changes on cash and cash equivalents	1,036	(2,983)

Net increase in cash and cash equivalents	55,048	54,227
Cash and cash equivalents, beginning of period	292,341	146,919

Cash and cash equivalents, end of period	$347,389	$201,146

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$2,067	$14

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

Except for the Consolidated Balance Sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2015, which was derived from audited financial statements, the accompanying Consolidated Financial Statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature, unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

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

(2) Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to simplify certain aspects of accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits should be recognized as income tax expense or benefit in the income statement, regardless of whether the benefit reduces taxes payable in the current period. The excess tax benefits will be combined with other income tax cash flows within operating activities in the statement of cash flows. In addition, excess tax benefits or tax deficiencies will no longer be included in the calculation of assumed proceeds under the treasury stock method of computing diluted earnings per share. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur, when accruing share-based compensation expense. Lastly, ASU 2016-09 permits employers to withhold up to the employee’s maximum statutory tax rate in applicable jurisdictions and still qualify for the exception to liability classification. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning January 1, 2017. Early adoption is permitted, however an entity that elects early adoption must adopt all of the amendments in the same period. The Company expects to adopt this guidance on January 1, 2017, and is currently evaluating the impact of this guidance and its various transition methods on its consolidated financial position, results of operations, and cash flows.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The valuation techniques used by the Company when measuring fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

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

As of June 30, 2016 and December 31, 2015, there were no financial assets or liabilities measured at fair value on a recurring basis.

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value.

Changes in the fair value of our foreign currency forward contracts (in thousands) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Gain on Derivative Instruments Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2016	2015	2016	2015
Non-hedging derivative instruments:
Unrealized loss on foreign currency forward contracts	Other income (expense), net	$0	$(2,590)	$0	$(1,641)
Realized gain on foreign currency forward contracts	Other income (expense), net	$0	$2,129	$0	$2,129

The “Unrealized loss on foreign currency forward contracts” line item in the above table includes both the unrealized fair value gains and losses on outstanding foreign currency forward contracts and the reversal of previous period unrealized gains and losses upon the settlement of foreign currency forward contracts. There were no foreign currency forward contracts outstanding as of June 30, 2016. There were no transfers among the levels within the fair value hierarchy during each of the three and six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The amortized cost, carrying value, and fair value of held-to-maturity investments at June 30, 2016 were $202.6 million, $202.6 million, and $202.7 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2015 were $193.3 million, $193.3 million, and $193.2 million, respectively. The gross unrecognized holding gains and losses were not material for each of the three and six months ended June 30, 2016 and 2015. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2016	2015
Billed and billable	$132,820	$175,382
Less: unpaid deferred revenue	(73,890)	(103,403)

Accounts receivable, gross	58,930	71,979
Less: allowance for doubtful accounts	(4,043)	(3,825)

Accounts receivable, net	$54,887	$68,154

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The Company maintains an allowance for doubtful accounts which represents its best estimate of probable losses inherent in the accounts receivable balances. The Company evaluates specific accounts when it becomes aware that a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy. In addition, the Company periodically adjusts this allowance based on its review and assessment of the aging of receivables.

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	June 30,	December 31,
	2016	2015
Current:
Deferred product licenses revenue	$12,710	$13,506
Deferred subscription services revenue	14,704	15,763
Deferred product support revenue	150,361	158,738
Deferred other services revenue	8,573	9,149

Gross current deferred revenue and advance payments	186,348	197,156
Less: unpaid deferred revenue	(65,186)	(96,461)

Net current deferred revenue and advance payments	$121,162	$100,695

Non-current:
Deferred product licenses revenue	$10,655	$5,397
Deferred subscription services revenue	1,959	2,138
Deferred product support revenue	6,796	7,607
Deferred other services revenue	666	795

Gross non-current deferred revenue and advance payments	20,076	15,937
Less: unpaid deferred revenue	(8,704)	(6,942)

Net non-current deferred revenue and advance payments	$11,372	$8,995

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of June 30, 2016 or December 31, 2015.

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

At June 30, 2016 and December 31, 2015, deferred rent of $14.1 million and $15.7 million, respectively, was included in other long-term liabilities, and $3.4 million and $3.3 million, respectively, was included in current accrued expenses.

In January 2016, the Board of Directors implemented a reorganization of the Company’s executive management team to further streamline the Company’s business. The reorganization enabled the Company to eliminate a layer of management by eliminating a separate Office of the President and was designed to better position the Company’s business for profitable growth. This streamlining resulted in the departures of our former President, Paul N. Zolfaghari, and our former President & Chief Legal Officer, Jonathan F. Klein. As of June 30, 2016, the Company’s balance sheet included an accrual of approximately $3.4 million taken in the first quarter of 2016 for potential future payments in connection with their departures from the Company.

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

(8) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. During the three and six months ended June 30, 2016 and 2015, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2016, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. The average price per share and aggregate cost amounts disclosed above include broker commissions.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2011. However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the United States, U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended in 2007 and forward that were used in later tax years. The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Germany for tax years 2013 and forward, Poland and China for tax years 2011 and forward, Spain for tax years 2012 and forward, and the United Kingdom for tax years 2014 and forward. The Company is currently under tax examination in the United States for tax years 2011 and 2012. To date there have been no material audit assessments related to audits in the United States or any of the applicable foreign jurisdictions.

As of June 30, 2016, the Company had unrecognized tax benefits of $3.8 million, which are recorded in other long-term liabilities. If recognized, $3.0 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount. As of June 30, 2016, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.4 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30,	December 31,
	2016	2015
Deferred tax assets, net of deferred tax liabilities	$11,074	$9,956
Valuation allowance	(2,017)	(1,984)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$9,057	$7,972

The valuation allowance as of June 30, 2016 and December 31, 2015 primarily related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2016 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2016. The Company also records discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2016, the Company recorded a provision for income taxes of $8.7 million that resulted in an effective tax rate of 20.9%, as compared to a provision for income taxes of $16.3 million that resulted in an effective tax rate of 27.5% for the six months ended June 30, 2015. The change in the effective tax rate in 2016 is mainly due to the change in the expected proportion of U.S. versus foreign income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the United States in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the United States and no additional tax is incurred on the distribution. As of June 30, 2016 and December 31, 2015, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $240.1 million and $219.3 million, respectively, and by non-U.S. entities was $310.0 million and $266.4 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the United States, the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $252.9 million at December 31, 2015. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

In determining the Company’s provision or benefit for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, particularly changes related to the utilization of NOLs in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense or benefit and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain. Therefore, actual results could differ materially from projections. The timing and manner in which the Company will use research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal Revenue Code limitations, within the carryforward periods. Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. If the Company is unable to sustain profitability in future periods, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

(10) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants. In October 2015, the Board of Directors authorized, and in May 2016 the Company’s stockholders approved, an increase in the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 1,500,000 shares to 1,700,000 shares.

During the second quarter of 2016, stock options to purchase an aggregate of 45,000 shares of class A common stock were granted to certain Company directors and employees pursuant to the 2013 Equity Plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2016, there were options to purchase 935,000 shares of class A common stock outstanding under the 2013 Equity Plan. As of June 30, 2016, there were 557,500 remaining shares of class A common stock authorized for future issuance under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended June 30, 2016:

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of April 1, 2016	896	$144.13
Granted	45	189.62
Exercised	(6)	146.61	$241
Forfeited/Expired	0	0.00

Balance as of June 30, 2016	935	$146.31

Exercisable as of June 30, 2016	312	$128.45	$14,578	8.0
Expected to vest as of June 30, 2016	623	$155.27	16,430	8.5

Total	935	$146.31	$31,008	8.3

Stock options outstanding as of June 30, 2016 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2016
Range of Exercise Prices per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
$117.85 - $120.00	30	$118.63	7.8
$120.01 - $150.00	514	$121.43	7.8
$150.01 - $180.00	216	$167.21	8.7
$180.01 - $201.25	175	$198.26	9.4

Total	935	$146.31	8.3

An aggregate of 150,000 stock options with an aggregate fair value of $8.3 million vested during the three months ended June 30, 2016. The Company expects all unvested options at June 30, 2016 to fully vest in future years in accordance with their vesting schedules. Therefore, share-based compensation expense has not been adjusted for any expected forfeitures. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $75.54 and $73.23 for each share subject to a stock option granted during the three months ended June 30, 2016 and 2015, respectively, based on the following assumptions:

	Three months ended
	June 30,
	2016	2015
Expected term of options in years	6.3	6.3
Expected volatility	38.5%	39.2 - 39.3%
Risk-free interest rate	1.4 - 1.6%	1.9%
Expected dividend yield	0.0%	0.0%

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three and six months ended June 30, 2016, the Company recognized approximately $3.6 million and $5.1 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and six months ended June 30, 2015, the Company recognized approximately $4.4 million and $8.0 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of June 30, 2016, there was approximately $36.0 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.6 years.

During the six months ended June 30, 2016 and 2015, the Company was able to recognize and utilize tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated under the 2013 Equity Plan. Accordingly, additional paid-in capital increased by $1.2 million and $1.0 million during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, the Company wrote off $1.7 million of deferred tax assets related to certain vested stock options that were no longer exercisable. Accordingly, additional paid-in capital decreased by $1.7 million during the six months ended June 30, 2016. No such adjustment was made during the six months ended June 30, 2015.

During the six months ended June 30, 2016, the Company paid $3.7 million to tax authorities related to the net exercise of a stock option under the 2013 Equity Plan. This payment resulted in a $3.7 million reduction to additional paid-in capital during the six months ended June 30, 2016. No net exercises of stock options were made during the six months ended June 30, 2015.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of June 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three and six months ended June 30, 2016, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 362,000 and 370,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and six months ended June 30, 2015, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 276,000 and 254,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12) Segment Information

The Company manages its business in one operating segment. The Company’s one operating segment is engaged in the design, development, marketing, and sales of analytics, mobility, and security software platforms through licensing arrangements and cloud-based subscriptions and related services. It includes MicroStrategy 10™ (which consists of MicroStrategy Analytics™, MicroStrategy Mobile™, and Usher™) and MicroStrategy Cloud™. The following table presents total revenues, gross profit, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended June 30, 2016
Total revenues	$73,907	$36,525	$12,710	$123,142
Gross profit	$59,385	$29,066	$10,590	$99,041
Three months ended June 30, 2015
Total revenues	$86,003	$35,248	$11,689	$132,940
Gross profit	$70,394	$26,836	$9,798	$107,028
Six months ended June 30, 2016
Total revenues	$145,914	$72,197	$24,046	$242,157
Gross profit	$116,968	$57,948	$20,317	$195,233
Six months ended June 30, 2015
Total revenues	$164,938	$68,997	$22,876	$256,811
Gross profit	$132,852	$51,835	$19,114	$203,801
As of June 30, 2016
Long-lived assets	$74,407	$3,316	$1,804	$79,527
As of December 31, 2015
Long-lived assets	$77,652	$3,701	$2,238	$83,591

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and six months ended June 30, 2016 and 2015, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2016 and 2015, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2016 and December 31, 2015, no individual foreign country accounted for 10% or more of total consolidated assets.

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

Overview

MicroStrategy® is a leading worldwide provider of enterprise software platforms. Our mission is to provide enterprise analytics, mobility, and security platforms that are flexible, powerful, scalable, and user-friendly.

MicroStrategy 10 consolidates analytics, mobility, and security in a single integrated platform, available both as on-premises software and as a hosted service offering in MicroStrategy Cloud. Our enterprise platform combines traditional business intelligence functionality with data discovery, mobile analytics, and powerful enterprise security. MicroStrategy 10 builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster. MicroStrategy 10 consists of MicroStrategy Analytics, MicroStrategy Mobile, and Usher.

MicroStrategy Analytics empowers large organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise, while also being able to cater to smaller workgroups and departmental use via MicroStrategy Desktop™. MicroStrategy Analytics delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices (via MicroStrategy Mobile) or the Web (via MicroStrategy Web™). It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. MicroStrategy Analytics is available both as on-premises software and as a hosted service offering in MicroStrategy Cloud.

MicroStrategy Web is the primary interface for analysts, data scientists, consumers and developers, offering interactive reporting, dashboarding, and ad-hoc data discovery capabilities through a Web browser. With MicroStrategy Web, a user can design and deliver dashboards across various styles of business intelligence, including scorecards, pixel-perfect documents and invoices, and interactive reports and statements, as well as for visual data discovery. MicroStrategy Web can also connect to a variety of data sources, and be used to build sophisticated advanced analytical models that may be inserted within dashboards and reports. MicroStrategy reports and dashboards can be personalized and automatically delivered to thousands of users with MicroStrategy Server™’s advanced distribution capabilities. Web applications can also be extensively customized and embedded into other applications using Web SDK for a branded experience.

MicroStrategy Desktop is a standalone, on-premise, single-user tool for fast, powerful, and easy-to-use self-service visual data discovery. It enables business users to analyze and gain valuable insight and understanding into their organizations’ data by quickly creating stunning, useful visualizations and dashboards, without assistance from the IT department. MicroStrategy Desktop can be readily downloaded and installed on a PC or Mac, making the power of MicroStrategy 10 easily available. MicroStrategy Desktop can be used while offline and while not connected to MicroStrategy Server, and can connect to the MicroStrategy Server when needed.

MicroStrategy Mobile is fully integrated into the MicroStrategy Analytics platform, so it is easy to leverage existing visualizations, reports and dashboards to instantly deploy mobile business intelligence. In addition, MicroStrategy Mobile extends beyond analytics to enable organizations to rapidly build custom mobile applications that deliver analytics combined with transactions, multimedia and mapping to support business workflows. The robust code-free application development platform is designed to reduce development costs and accelerate the time it takes to deploy native mobile business apps—optimized for both iOS and Android™. Companies can build fully native iOS and Android apps that take advantage of the unique device and operating system capabilities (e.g., GPS/location, calendar and camera) on those devices. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times. MicroStrategy Mobile is available both as on-premises software and as a hosted service offering in MicroStrategy Cloud.

Usher, our security solution, is a powerful mobile security platform designed to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories. Usher works on standard smartphones running on iOS or the Android platform, and boasts an Apple Watch® integration. By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s enterprise mobile identity and security solution addresses some of the biggest challenges facing corporations today, including authentication, identity and access management, and resource authorization, while applying industry leading business intelligence and analytics to an enterprise’s security infrastructure. Through the use of Bluetooth®, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities. Usher can also be used as a powerful workforce management resource because it is designed to enable managers to gain a nearly real-time window into the activity of their distributed workforces, while providing powerful interactive features to manage or direct them. With the addition of Usher Professional™, administrators can track user activity on a nearly real-time map and communicate with users from the Usher application. Usher is available both as on-premises software and as a hosted service offering in MicroStrategy Cloud.

MicroStrategy Cloud is a platform for organizations that want to harness the power of data through our enterprise solutions via the cloud. Compared to traditional on-premises approaches, MicroStrategy Cloud is architected to deliver best-of-breed MicroStrategy software via the cloud, with pre-configured, ready-to-go servers, coupled with the required supporting infrastructure with metadata databases, relational databases, and big data storage. With MicroStrategy Cloud, customers can launch enterprise analytics environments within minutes and use the full MicroStrategy 10 offering on a subscription basis.

MicroStrategy Analytics, offered via the on-premise enterprise platform, MicroStrategy Mobile, and MicroStrategy Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During the three and six months ended June 30, 2016 and 2015, we did not generate significant revenues from Usher.

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Product licenses	$23,459	$29,366	$45,858	$50,123
Subscription services	7,782	7,074	15,136	13,739

Total product licenses and subscription services	31,241	36,440	60,994	63,862

Product support	71,451	70,747	139,948	140,052
Other services	20,450	25,753	41,215	52,897

Total revenues	123,142	132,940	242,157	256,811

Cost of revenues
Product licenses	2,322	1,906	4,458	3,215
Subscription services	3,356	3,346	6,448	6,725

Total product licenses and subscription services	5,678	5,252	10,906	9,940

Product support	3,687	3,224	6,960	6,560
Other services	14,736	17,436	29,058	36,510

Total cost of revenues	24,101	25,912	46,924	53,010

Gross profit	99,041	107,028	195,233	203,801

Operating expenses
Sales and marketing	37,702	36,219	74,279	72,739
Research and development	19,160	14,864	36,735	30,262
General and administrative	21,092	21,103	43,311	43,228
Restructuring costs	8	90	33	175

Total operating expenses	77,962	72,276	154,358	146,404

Income from operations	$21,079	$34,752	$40,875	$57,397

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

In addition, there is increased market demand for analysis of a wider variety of data sources, including sensor data, social data, Web log data, and other data types. These new data sources are driving massive increases in the volume of data that can potentially be analyzed (“Big Data”), which in turn is accelerating development of new storage technologies like Hadoop and NoSQL databases. The demand for analytics on Big Data represents an opportunity for us, as it opens up new potential applications and use cases for our technology. It also creates a challenge as we will need to continually enhance our technology to support emerging data sources, deliver faster performance necessary to support analysis against large scale data sets, and support analysis of a wider variety of data types, such as unstructured, semi-structured, and streaming data.

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•	release of MicroStrategy 10, which consolidates analytics, mobility, and security in a single integrated platform;

•	improved access to MicroStrategy 10 via easy-to-access trial and evaluation versions of products on our website;

•	improved access to MicroStrategy Analytics through MicroStrategy Cloud, optimally configured to be scalable and elastic, ready to grow with an enterprise’s cloud applications, and built to scale to meet usage spikes from a user’s analytics and mobile apps;

•	enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale analytics operations, such as a massively scalable, in-memory analytics service designed to deliver high performance for complex analytical applications that have the largest data sets and highest user concurrency;

•	extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “governed data discovery” or “agile analytics,” by adding new user interface flows, new visualizations, new exploration features, and new self-service capabilities for the preparation of data;

•	enhancement of our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users; and

•	maintenance of a dedicated performance engineering team and conducting research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes and for security solutions.

As of June 30, 2016, we had a total of 2,065 employees, of whom 993 were based in the United States and 1,072 were based internationally. Of our 2,065 employees, 541 were engaged in sales and marketing, 532 in research and development, 678 in subscription, product support, consulting, and education services, and 314 in finance, administration, and corporate operations. The following table summarizes employee headcount, as of the dates indicated:

	June 30,	December 31,	June 30,
	2015	2015	2016
Subscription services	37	37	39
Product support	130	131	156
Consulting	508	467	452
Education	25	28	31
Sales and marketing	515	513	541
Research and development	508	461	532
General and administrative	303	310	314

Total headcount	2,026	1,947	2,065

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales and marketing	$765	$701	$1,503	$1,214
Research and development	412	319	437	256
General and administrative	2,394	3,340	3,135	6,487

Total share-based compensation expense	$3,571	$4,360	$5,075	$7,957

As of June 30, 2016, we estimate that approximately $36.0 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.6 years.

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

Non-GAAP Financial Measures

We are providing a supplemental financial measure for income from operations that excludes the impact of our share-based compensation arrangements and restructuring activities. This financial measure is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this financial measure may not be comparable to similarly titled measures of other companies. Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that this non-GAAP financial measure is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes a significant non-cash expense that we believe is not reflective of our general business performance and restructuring charges that we believe are not reflective of ongoing operating results. In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies. Therefore, we believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Reconciliation of non-GAAP income from operations:
Income from operations	$21,079	$34,752	$40,875	$57,397
Share-based compensation expense	3,571	4,360	5,075	7,957
Restructuring costs	8	90	33	175

Non-GAAP income from operations	$24,658	$39,202	$45,983	$65,529

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP.

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, valuation of property and equipment, litigation and contingencies, valuation of net deferred tax assets, and share-based compensation, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations below. In some cases, changes in accounting estimates are reasonably likely to occur from period to period.

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

We do not have any material ownership interest in any special purpose or other entities that are not wholly owned and/or consolidated into our Consolidated Financial Statements. Additionally, we do not have any material related party transactions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
International product licenses revenues	$(200)	$(1,599)	$(654)	$(2,806)
International subscription services revenues	(44)	(130)	(80)	(220)
International product support revenues	(771)	(5,566)	(2,615)	(10,412)
International other services revenues	(84)	(1,980)	(539)	(4,085)

Cost of product support revenues	(76)	(149)	(160)	(265)
Cost of other services revenues	(196)	(1,899)	(642)	(3,699)
Sales and marketing expenses	(273)	(2,428)	(1,269)	(4,525)
Research and development expenses	(260)	7	(469)	(31)
General and administrative expenses	(197)	(735)	(518)	(1,313)

For example, if there had been no change to foreign currency exchange rates from 2015 to 2016, international product licenses revenues would have been $9.9 million rather than $9.7 million and $20.3 million rather than $19.7 million for the three and six months ended June 30, 2016, respectively. If there had been no change to foreign currency exchange rates from 2015 to 2016, international product support revenues would have been $29.3 million rather than $28.5 million and $57.9 million rather than $55.2 million for the three and six months ended June 30, 2016, respectively. If there had been no change to foreign currency exchange rates from 2015 to 2016, sales and marketing expenses would have been $38.0 million rather than $37.7 million and $75.5 million rather than $74.3 million for the three and six months ended June 30, 2016, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2016 and 2015

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2016	2015	Change	2016	2015	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$13,717	$19,882	-31.0%	$26,167	$33,911	-22.8%
International	9,742	9,484	2.7%	19,691	16,212	21.5%

Total product licenses revenues	23,459	29,366	-20.1%	45,858	50,123	-8.5%

Subscription Services
Domestic	6,617	6,239	6.1%	13,170	12,244	7.6%
International	1,165	835	39.5%	1,966	1,495	31.5%

Total subscription services revenues	7,782	7,074	10.0%	15,136	13,739	10.2%

Total product licenses and subscription services revenues	$31,241	$36,440	-14.3%	$60,994	$63,862	-4.5%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	1	5	3	7
Between $0.5 million and $1.0 million in licenses revenue recognized	7	6	13	12

Total	8	11	16	19

Domestic:
More than $1.0 million in licenses revenue recognized	1	5	2	7
Between $0.5 million and $1.0 million in licenses revenue recognized	5	4	8	9

Total	6	9	10	16

International:
More than $1.0 million in licenses revenue recognized	0	0	1	0
Between $0.5 million and $1.0 million in licenses revenue recognized	2	2	5	3

Total	2	2	6	3

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2016	2015	Change	2016	2015	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$1,150	$8,693	-86.8%	$4,272	$12,185	-64.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,363	4,559	-4.3%	8,099	8,598	-5.8%
Less than $0.5 million in licenses revenue recognized	17,946	16,114	11.4%	33,487	29,340	14.1%

Total	23,459	29,366	-20.1%	45,858	50,123	-8.5%

Domestic:
More than $1.0 million in licenses revenue recognized	1,150	8,693	-86.8%	2,878	12,185	-76.4%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,107	3,212	-3.3%	4,955	6,688	-25.9%
Less than $0.5 million in licenses revenue recognized	9,460	7,977	18.6%	18,334	15,038	21.9%

Total	13,717	19,882	-31.0%	26,167	33,911	-22.8%

International:
More than $1.0 million in licenses revenue recognized	0	0	n/a	1,394	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	1,256	1,347	-6.8%	3,144	1,910	64.6%
Less than $0.5 million in licenses revenue recognized	8,486	8,137	4.3%	15,153	14,302	6.0%

Total	$9,742	$9,484	2.7%	$19,691	$16,212	21.5%

Product licenses revenues decreased $5.9 million and $4.3 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 2016 and 2015, product licenses transactions with more than $0.5 million in recognized revenue represented 23.5% and 45.1%, respectively, of our product licenses revenues. For the six months ended June 30, 2016, our top three product licenses transactions totaled $4.3 million in recognized revenue, or 9.3% of total product licenses revenues, compared to $6.1 million, or 12.2% of total product licenses revenues, for the six months ended June 30, 2015.

Domestic product licenses revenues. Domestic product licenses revenues decreased $6.2 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues decreased $7.7 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $0.3 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues increased $3.5 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to an increase in the number of total transactions.

Subscription services revenues. Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $0.7 million and $1.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year, primarily due to an increase in new subscription services customers and an increase in the use of subscription services by existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2016	2015	Change	2016	2015	Change
Product Support Revenues:
Domestic	$42,927	$43,458	-1.2%	$84,705	$86,154	-1.7%
International	28,524	27,289	4.5%	55,243	53,898	2.5%

Total product support revenues	$71,451	$70,747	1.0%	$139,948	$140,052	-0.1%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues increased $0.7 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to new product and premium support contracts in the international regions, partially offset by a $0.8 million negative foreign currency exchange impact. Product support revenues decreased $0.1 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $2.6 million negative foreign currency exchange impact, partially offset by new product and premium support contracts in the international regions. See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the negative foreign currency exchange impact on our results of operations for the three and six months ended June 30, 2016.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2016	2015	Change	2016	2015	Change
Other Services Revenues:
Consulting
Domestic	$9,096	$14,998	-39.4%	$18,830	$29,422	-36.0%
International	9,046	8,755	3.3%	17,798	19,035	-6.5%

Total consulting revenues	18,142	23,753	-23.6%	36,628	48,457	-24.4%

Education	2,308	2,000	15.4%	4,587	4,440	3.3%

Total other services revenues	$20,450	$25,753	-20.6%	$41,215	$52,897	-22.1%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $5.6 million and $11.8 million for the three and six months ended June 30, 2016, as compared to the same periods in the prior year, primarily due to a decrease in billable hours worldwide, partially offset by an increase in the average bill rate.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues increased $0.3 million and $0.1 million for the three and six months ended June 30, 2016, as compared to the same periods in the prior year, primarily due to an increase in overall contract values.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		% Change	June 30,		% Change
	2016	2015		2016	2015
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$2,322	$1,906	21.8%	$4,458	$3,215	38.7%
Subscription services	3,356	3,346	0.3%	6,448	6,725	-4.1%

Total product licenses and subscription services	5,678	5,252	8.1%	10,906	9,940	9.7%

Product support	3,687	3,224	14.4%	6,960	6,560	6.1%
Other services:
Consulting	13,367	16,656	-19.7%	26,400	34,803	-24.1%
Education	1,369	780	75.5%	2,658	1,707	55.7%

Total other services	14,736	17,436	-15.5%	29,058	36,510	-20.4%

Total cost of revenues	$24,101	$25,912	-7.0%	$46,924	$53,010	-11.5%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.4 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $1.0 million increase in amortization of capitalized software development costs related to MicroStrategy 10, which was made generally available in June 2015, partially offset by a $0.7 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.3, which became fully amortized in September 2015. Cost of product licenses revenues increased $1.2 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $2.5 million increase in amortization of capitalized software development costs related to MicroStrategy 10, which was made generally available in June 2015, partially offset by a $1.4 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.3, which became fully amortized in September 2015. We expect to amortize the remaining balance of our products’ capitalized software development costs as of June 30, 2016 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of June 30, 2016	Amortization Period
	(in thousands)	(in months)
MicroStrategy 9.4	$453	3
MicroStrategy 10	11,496	23

Total capitalized software development costs, net	$11,949

All of the above software form part of MicroStrategy 10.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues did not materially change for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $0.8 million increase in third-party hosting service provider fees, partially offset by a $0.6 million decrease in equipment, facility, and other related support costs. Subscription services headcount increased 5.4% to 39 at June 30, 2016 from 37 at June 30, 2015.

Cost of subscription services revenues decreased $0.3 million for the six months ended June 30, 2016, as compared to the same period in the prior year, due to a $1.3 million decrease in equipment, facility, and other related support costs and a $0.5 million decrease in compensation and related costs due to a decrease in average staffing levels, partially offset by a $1.5 million increase in third-party hosting service provider fees.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues increased $0.5 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $0.3 million increase in compensation and related costs due to an increase in staffing levels and a $0.1 million increase in subcontractor costs. Product support headcount increased 20.0% to 156 at June 30, 2016 from 130 at June 30, 2015.

Cost of product support revenues increased $0.4 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $0.3 million increase in subcontractor costs and a $0.2 million increase in recruiting costs, partially offset by a $0.2 million decrease in facility and other related support costs.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $3.3 million for the three months ended June 30, 2016, as compared to the same period in the prior year, due to a $2.0 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.8 million decrease in subcontractor costs, a $0.5 million decrease in travel and entertainment expenditures, and a $0.2 million decrease in facility and other related support costs, partially offset by a $0.2 million increase in recruiting costs. Consulting headcount decreased 11.0% to 452 at June 30, 2016 from 508 at June 30, 2015.

Cost of consulting revenues decreased $8.4 million for the six months ended June 30, 2016, as compared to the same period in the prior year, due to a $4.7 million decrease in compensation and related costs due to a decrease in staffing levels, a $2.4 million decrease in subcontractor costs, a $0.9 million decrease in travel and entertainment expenditures, and a $0.6 million decrease in facility and other related support costs, partially offset by a $0.2 million increase in recruiting costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues increased $0.6 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $0.3 million increase in compensation and related costs due to an increase in staffing levels and a $0.2 million increase in facility and other related support costs. Education headcount increased 24.0% to 31 at June 30, 2016 from 25 at June 30, 2015.

Cost of education revenues increased $1.0 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $0.6 million increase in compensation and related costs due to an increase in staffing levels and a $0.3 million increase in facility and other related support costs.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2016	2015	Change	2016	2015	Change
Sales and marketing expenses	$37,702	$36,219	4.1%	$74,279	$72,739	2.1%

Sales and marketing expenses increased $1.5 million for the three months ended June 30, 2016, as compared to the same period in the prior year, due to a $0.5 million increase in marketing and advertising costs, a $0.4 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in recruiting costs, a $0.2 million increase in consulting and advisory costs, and a $0.1 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan. Included in the above sales and marketing components is an aggregate $0.3 million favorable foreign currency exchange impact. Sales and marketing headcount increased 5.0% to 541 at June 30, 2016 from 515 at June 30, 2015.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense. As of June 30, 2016, we estimate that approximately $9.9 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.0 years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Sales and marketing expenses increased $1.5 million for the six months ended June 30, 2016, as compared to the same period in the prior year, due to a $1.2 million increase in marketing and advertising costs, a $0.8 million increase in recruiting costs, a $0.4 million increase in consulting and advisory costs, a $0.3 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, and a $0.2 million increase in travel and entertainment expenditures, partially offset by a $1.1 million decrease in compensation and related costs due to a decrease in average staffing levels and a $0.3 million decrease in facility and other related support costs. Included in the above sales and marketing components is an aggregate $1.3 million favorable foreign currency exchange impact.

General and administrative expenses. General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2016	2015	Change	2016	2015	Change
General and administrative expenses	$21,092	$21,103	-0.1%	$43,311	$43,228	0.2%

General and administrative expenses did not materially change for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $1.1 million increase in severance costs associated with the streamlining of our finance organization, a $0.7 million increase in consulting and advisory costs, a $0.3 million increase in other aircraft-related operating costs, and a $0.3 million increase in travel and entertainment expenditures, partially offset by a $1.1 million decrease in compensation and related costs primarily due to a reduction in compensation expenses associated with the two executives who departed as part of the executive management reorganization in January 2016, a $0.9 million net decrease in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, and a $0.2 million decrease in facility and other related support costs. The $0.9 million decrease in share-based compensation expense is primarily due to a decrease of $1.1 million in quarterly share-based compensation no longer being recognized due to the departures of two executives as part of the executive management reorganization in January 2016. General and administrative headcount increased 3.6% to 314 at June 30, 2016 from 303 at June 30, 2015. We do not expect to increase general and administrative headcount significantly in the near term.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense. As of June 30, 2016, we estimate that approximately $21.3 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.3 years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

General and administrative expenses did not materially change for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $3.4 million increase in an accrual for potential future payments in connection with the departure from the Company of two executives in connection with the executive management reorganization in January 2016, a $1.1 million increase in severance costs associated with the streamlining of our finance organization, a $0.8 million increase in consulting and advisory costs, a $0.5 million increase in travel and entertainment expenditures, a $0.5 million increase in other aircraft-related operating costs, and a $0.4 million increase in recruiting costs, partially offset by a $3.4 million net decrease in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, a $2.5 million decrease in compensation and related costs primarily due to a decrease in average staffing levels, which included a reduction in compensation expenses associated with the two executives who departed as part of the executive management reorganization in January 2016, a $0.4 million decrease in facility and other related support costs, and a $0.2 million decrease in non-income taxes. The $3.4 million decrease in share-based compensation expense is primarily due to a $1.6 million reversal of previously recorded share-based compensation expense associated with the stock options of the two executives who departed as part of the executive management reorganization in January 2016 that were unvested as of their departure dates, and a decrease of $2.1 million in share-based compensation no longer being recognized due to their departures.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2016	2015	Change	2015	2015	Change
Gross research and development expenses before capitalized software development costs	$19,160	$19,108	0.3%	$36,735	$39,860	-7.8%
Capitalized software development costs	0	(4,244)	-100.0%	0	(9,598)	-100.0%

Total research and development expenses	$19,160	$14,864	28.9%	$36,735	$30,262	21.4%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,953	$1,632	19.7%	$3,905	$2,764	41.3%

Research and development expenses, before capitalization of software development costs, did not materially change for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a $0.3 million increase in recruiting costs, and a $0.1 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, partially offset by a $0.2 million decrease in consulting and advisory costs, and a $0.1 million decrease in facility and other related support costs. Research and development headcount increased 4.7% to 532 at June 30, 2016 from 508 at June 30, 2015.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense. As of June 30, 2016, we estimate that approximately $4.8 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 2.9 years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses, before capitalization of software development costs, decreased $3.1 million for the six months ended June 30, 2016, as compared to the same period in the prior year, due to a $2.7 million decrease in compensation and related costs due to a decrease in average staffing levels, a $0.7 million decrease in facility and other related support costs, and a $0.4 million decrease in consulting and advisory costs, partially offset by a $0.5 million increase in recruiting costs, and a $0.2 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of foreign currency transaction gains and losses and realized and unrealized gains and losses on our foreign currency forward contracts. For the three months ended June 30, 2016, other income, net, of $1.8 million was comprised of foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations. For the three months ended June 30, 2015, other expense, net, of $2.9 million was comprised primarily of $2.6 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations, and $0.5 million in net realized and unrealized losses from the settlement of certain foreign currency forward contracts.

For the six months ended June 30, 2016, other income, net, of $0.1 million was comprised of foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations. For the six months ended June 30, 2015, other income, net, of $1.8 million was comprised primarily of $1.0 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations, and $0.5 million in net realized and unrealized gains from the settlement of certain foreign currency forward contracts.

Provision for Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2016 and applied that rate to the income before income taxes in determining the provision for income taxes for the six months ended June 30, 2016. We also record discrete items in each respective period as appropriate. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2016, we recorded a provision for income taxes of $8.7 million that resulted in an effective tax rate of 20.9%, as compared to a provision for income taxes of $16.3 million that resulted in an effective tax rate of 27.5% for the six months ended June 30, 2015. The change in the effective tax rate in 2016 is mainly due to the change in the expected proportion of U.S. versus foreign income.

As of June 30, 2016, we had no U.S. federal NOL carryforwards and estimated that we had $1.0 million of foreign NOL carryforwards. As of June 30, 2016, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $9.1 million. As of June 30, 2016, we had a valuation allowance of $2.0 million primarily related to certain foreign tax credit carryforwards and foreign NOL carryforwards that, in our present estimation, more likely than not will not be realized.

If we are unable to sustain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred. We will continue to regularly assess the realizability of deferred tax assets.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent subscription services, product support, and other services fees that are collected in advance and recognized over the contract service period, and product licenses revenues relating to multiple-element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2016	2015	2015
Current:
Deferred product licenses revenue	$12,710	$13,506	$12,525
Deferred subscription services revenue	14,704	15,763	12,362
Deferred product support revenue	150,361	158,738	146,194
Deferred other services revenue	8,573	9,149	6,737

Gross current deferred revenue and advance payments	186,348	197,156	177,818
Less: unpaid deferred revenue	(65,186)	(96,461)	(58,045)

Net current deferred revenue and advance payments	$121,162	$100,695	$119,773

Non-current:
Deferred product licenses revenue	$10,655	$5,397	$6,714
Deferred subscription services revenue	1,959	2,138	463
Deferred product support revenue	6,796	7,607	8,147
Deferred other services revenue	666	795	1,537

Gross non-current deferred revenue and advance payments	20,076	15,937	16,861
Less: unpaid deferred revenue	(8,704)	(6,942)	(6,552)

Net non-current deferred revenue and advance payments	$11,372	$8,995	$10,309

Total current and non-current:
Deferred product licenses revenue	$23,365	$18,903	$19,239
Deferred subscription services revenue	16,663	17,901	12,825
Deferred product support revenue	157,157	166,345	154,341
Deferred other services revenue	9,239	9,944	8,274

Gross current and non-current deferred revenue and advance payments	206,424	213,093	194,679
Less: unpaid deferred revenue	(73,890)	(103,403)	(64,597)

Net current and non-current deferred revenue and advance payments	$132,534	$109,690	$130,082

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $6.7 million as of June 30, 2016, as compared to December 31, 2015, primarily due to the recognition of previously deferred product support, subscription services, and other services revenue, partially offset by an increase in deferred revenue from new product licenses contracts. Total gross deferred revenue and advance payments increased $11.7 million as of June 30, 2016, as compared to June 30, 2015, primarily due to an increase in deferred revenue from new product licenses, subscription services, product support, and other services contracts.

We expect to recognize approximately $186.3 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of June 30, 2016 and December 31, 2015, the amount of cash and cash equivalents and short-term investments held by U.S. entities were $240.1 million and $219.3 million, respectively, and by non-U.S. entities were $310.0 million and $266.4 million, respectively. We earn a significant amount of our revenues outside the United States and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $252.9 million at December 31, 2015. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended
	June 30,		%
	2016	2015	Change
Net cash provided by operating activities	$66,548	$92,033	-27.7%
Net cash used in investing activities	$(9,942)	$(41,009)	-75.8%
Net cash (used in) provided by financing activities	$(2,594)	$6,186	-141.9%

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

Net cash provided by operating activities was $66.5 million and $92.0 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2016, as compared to the same period in the prior year, was due to a $21.8 million decrease from changes in non-cash items, and a $9.8 million decrease in net income, offset by a $6.1 million increase from changes in operating assets and liabilities. Non-cash items consist of depreciation and amortization, bad debt expense, unrealized net loss on foreign currency forward contracts, the non-cash portion of adjustments to accrued restructuring costs, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, and excess tax benefits from share-based compensation arrangements.

Net cash used in investing activities. The changes in net cash used in investing activities relate to purchases and redemptions of short-term investments, expenditures on property and equipment, capitalized software development costs, and changes in restricted cash. Net cash used in investing activities was $9.9 million and $41.0 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in net cash used in investing activities for the six months ended June 30, 2016, as compared to the same period in the prior year, was primarily due to a $37.8 million decrease in purchases of short-term investments, a $9.6 million decrease in capitalized software development costs, and a $2.3 million decrease in purchases of property and equipment, partially offset by a $18.7 million decrease in proceeds from the redemption of short-term investments.

Net cash (used in) provided by financing activities. The changes in net cash (used in) provided by financing activities relate to the exercise of stock options under the 2013 Equity Plan, excess tax benefits from share-based compensation arrangements, and payments on capital lease and other financing arrangements. Net cash used in financing activities was $2.6 million for the six months ended June 30, 2016. Net cash provided by financing activities was $6.2 million for the six months ended June 30, 2015. The increase in net cash used in financing activities for the six months ended June 30, 2016, as compared to the same period in the prior year, was due to a $4.3 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan, a $3.7 million payment to tax authorities for shares withheld for taxes related to the net exercise of a stock option under the 2013 Equity Plan, and a $1.0 million increase in payments on capital lease and other financing arrangements, partially offset by a $0.2 million increase in excess tax benefits from share-based compensation arrangements.

Contractual obligations. As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of June 30, 2016:

	Payments due by period ended June 30,
	Total	2017	2018-2019	2020-2021	Thereafter
Contractual Obligations:
Operating leases	$87,410	$20,805	$36,441	$27,228	$2,936
Capital leases and other financing arrangements	2,239	49	2,190	0	0

Total	$89,649	$20,854	$38,631	$27,228	$2,936

Unrecognized tax benefits. As of June 30, 2016, we had $3.8 million of total gross unrecognized tax benefits, including interest accrued, recorded in other long-term liabilities. The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2016.

Off-balance sheet arrangements. As of June 30, 2016, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to simplify certain aspects of accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits should be recognized as income tax expense or benefit in the income statement, regardless of whether the benefit reduces taxes payable in the current period. The excess tax benefits will be combined with other income tax cash flows within operating activities in the statement of cash flows. In addition, excess tax benefits or tax deficiencies will no longer be included in the calculation of assumed proceeds under the treasury stock method of computing diluted earnings per share. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur, when accruing share-based compensation expense. Lastly, ASU 2016-09 permits employers to withhold up to the employee’s maximum statutory tax rate in applicable jurisdictions and still qualify for the exception to liability classification. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning January 1, 2017. Early adoption is permitted, however an entity that elects early adoption must adopt all of the amendments in the same period. We expect to adopt this guidance on January 1, 2017, and are currently evaluating the impact of this guidance and its various transition methods on our consolidated financial position, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of June 30, 2016, we held approximately $202.6 million of investments in U.S. Treasury securities and certificates of deposit with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 40.0% and 35.3% of our total revenues for the three months ended June 30, 2016 and 2015, respectively, and 39.7% and 35.8% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As a result of transacting in multiple currencies and reporting our financial statements in U.S. dollars, our operating results may be adversely impacted by currency exchange rate fluctuations in the future. The impact of foreign currency exchange rate fluctuations on current and comparable periods is described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar-denominated cash and investment accounts. Although we were not party to any foreign currency forward contracts as of June 30, 2016, from time to time we have entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange rate exposure, and may do so again in the future. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for speculative trading purposes. See Note 3, Fair Value Measurements, to the Consolidated Financial Statements for further information on foreign currency forward contracts. We cannot be certain that any future hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of June 30, 2016 and December 31, 2015, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% and 0.3%, respectively. The exposure to an adverse change in foreign currency rates as of June 30, 2016 decreased primarily due to a decrease of cash balances in our non-U.S. dollar-based bank accounts as compared to December 31, 2015. If average exchange rates during the six months ended June 30, 2016 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2016 would have decreased by 3.7%. During the six months ended June 30, 2016, our revenues were lower by 1.6% as a result of a 3.2% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our class A common stock could decline and you may lose all or part of your investment.

Our quarterly operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our stock

For a number of reasons, including those described below, our operating results, revenues, and expenses have varied in the past and may vary significantly in the future from quarter to quarter. These fluctuations could have an adverse effect on the market price of our class A common stock.

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate, in part, as a result of:

•	the size, timing, volume, and execution of significant orders and shipments;

•	the mix of products and services ordered by customers, including product licenses and subscription offerings, which can affect the extent to which revenue is recognized immediately or over future quarterly periods;

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we are able to recognize revenue;

•	the timing of announcements of new offerings by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced versions of our products and services;

•	the length of our sales cycles;

•	seasonal or other buying patterns of our customers;

•	changes in our operating expenses, including as a result of various cost-saving initiatives that we are implementing;

•	planned major maintenance activities related to our corporate aircraft;

•	the timing of research and development projects and the capitalization of software development costs;

•	personnel changes, including as a result of our recent executive management reorganization;

•	our use of channel partners;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	changes in foreign currency exchange rates;

•	our profitability and expectations for future profitability and their effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made;

•	increases or decreases in our liability for unrecognized tax benefits; and

•	changes in customer decision making processes or customer budgets.

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

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock historically has been volatile and may continue to be volatile. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements about our earnings that are not in line with analyst expectations, the likelihood of which may be enhanced because it is our policy not to give guidance relating to our anticipated financial performance in future periods;

•	announcements by us or our competitors of acquisitions, dispositions, new offerings, significant contracts, commercial relationships, or capital commitments;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	our ability to develop, market, and deliver new and enhanced offerings on a timely basis;

•	commencement of, or our involvement in, litigation;

•	any major change in our Board of Directors, management, or governing documents;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	recommendations by securities analysts or changes in earnings estimates;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	the volume of shares of our class A common stock available for public sale;

•	sales or purchases of stock by us or by our stockholders, and issuances of awards under our stock incentive plan;

•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and

•	general economic conditions and slow or negative growth of related markets.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the six months ended June 30, 2016; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2016, we had $9.1 million of deferred tax assets, net of a $2.0 million valuation allowance. If we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Economic uncertainty, particularly in the retail industry, could materially adversely affect our business and results of operations

In recent years, the U.S. and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

Furthermore, we have a significant number of customers in the retail industry. A significant downturn in this industry may cause organizations to reduce their capital expenditures in general or specifically reduce their spending on information technology. In addition, customers in this industry may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Customers with excess information technology resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

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

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income taxes could be materially adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates, earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In addition, in the United States, proposals for broad reform of the existing U.S. corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are currently under tax examination in the United States. Any adverse outcome of such reviews could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

If the market for analytics products fails to grow as we expect or if businesses fail to adopt our offerings, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of analytics products and related technical support, consulting, and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for analytics products has grown in recent years, the market for analytics offerings continues to evolve. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior, governmental restrictions on the collection, use, and transfer of personal data, and other developments may impair the further growth of this market. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions.

We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics offerings in general and our offerings in particular. However, we cannot be sure that these expenditures will help any of our offerings achieve any additional market acceptance. If the market fails to grow or grows slower than we currently expect or businesses fail to adopt our offerings, our business, operating results, and financial condition could be materially adversely affected.

Our products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics market is highly competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (i) large software vendors, such as IBM (Cognos), SAP (BO), Microsoft (Power BI), and Oracle (OBIEE), that provide one or more products that directly compete with our products, (ii) open source analytics vendors, such as OpenText (Actuate) and Hitachi (Pentaho), (iii) various other analytics software providers, such as Qlik, Tableau Software, TIBCO, Information Builders, and the SAS Institute, (iv) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform, but offer a mobile user interface that can be used as an extension to existing analytics platforms, and (v) other vendors offering cloud-based offerings, such as GoodData and Birst. Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across analytics implementation projects of varying sizes. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our revenue from both existing and prospective customers.

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

We depend on revenue from a single suite of products and related services

Our MicroStrategy Analytics, MicroStrategy Mobile, and MicroStrategy Cloud products and related services account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the adoption or prices of, these products and related services as a result of, among other factors, any change in our pricing model, increased competition, maturation in the markets for these products, or other risks described in this Quarterly Report.

If we are unable to develop and release product enhancements and new offerings to respond to rapid technological change in a timely and cost-effective manner, our business, operating results, and financial condition could be materially adversely affected

The market for our offerings is characterized by rapid technological change, frequent new product introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of offerings embodying new technologies can quickly make existing offerings obsolete and unmarketable. We believe that our future success depends largely on our ability to:

•	continue to support a number of popular operating systems and databases;

•	maintain and improve our current offerings; and

•	rapidly develop new offerings and product enhancements that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements.

Analytics applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis new or enhanced offerings that respond to technological change or new customer requirements, nor can we be sure that any new or enhanced offerings, such as MicroStrategy 10, which was made generally available in June 2015, will achieve market acceptance. Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue. For example, customers may delay making purchases of a new offering to permit them to make a more thorough evaluation of the offering, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new offering due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s offering rather than migrate to our new offering. This could result in a temporary or permanent revenue shortfall and materially adversely affect our business.

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

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facilities or other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, and Poland. In addition, we serve our customers, and manage certain critical internal processes, using third-party data center hosting facilities located in the United States and England and other third-party services, including Amazon Web Services and other cloud services. We could experience a disruption or failure of our systems, or the third-party hosting facilities or other services that we use. Such disruptions or failures could include a major earthquake, fire, cyber-attack, act of terrorism or other catastrophic event, as well as power outages or telecommunications infrastructure outages, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

We are a highly automated business and any such disruptions or failures could (i) result in the destruction or disruption of any of our critical business operations, controls or procedures, or information technology systems, (ii) severely affect our ability to conduct normal business operations, including delaying completion of sales and provision of services, (iii) result in a material weakness in our internal control over financial reporting, (iv) cause our customers to terminate their subscriptions, (v) result in our issuing credits to customers or paying penalties or fines, (vi) harm our reputation, (vii) adversely affect our attrition rates or our ability to attract new customers, or (viii) cause our offerings to be perceived as not being secure, any of which could materially adversely affect our future operating results.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the six months ended June 30, 2016, transactions by channel partners for which we recognized revenues accounted for 18.0% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

Although we believe that direct sales will continue to account for a majority of product licenses revenues, we seek to maintain a significant level of sales activities through our channel partners. There can be no assurance that our channel partners will continue to cooperate with us. In addition, actions taken or not taken by such parties may materially adversely affect us. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners. If we are unable to maintain our relationships with these channel partners, our business, results of operations, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $206.4 million as of June 30, 2016. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $73.9 million, resulting in net current and non-current deferred revenue and advance payments of $132.5 million as of June 30, 2016. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 40.0% and 35.3% of our total revenues for the three months ended June 30, 2016 and 2015, respectively, and 39.7% and 35.8% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. Our international operations require significant management attention and financial resources.

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

We may face heightened risks in connection with our international operations as a result of the referendum vote held on June 23, 2016 in the United Kingdom, which favored the United Kingdom leaving the European Union. Currently, we cannot predict the impact that this vote will have on the economy in Europe, including in the United Kingdom, or on the Great Britain Pound or other currencies. The United Kingdom’s withdrawal from the European Union could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and significantly disrupt trade between the United Kingdom and the European Union. In addition, the withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate. Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results and cash flows.

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

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and local laws prohibiting corrupt payments to governmental officials. These laws and regulations also include import and export requirements and economic and trade sanctions administered by the Office of Foreign Assets Control and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations, and individuals. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation and our brand.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the six months ended June 30, 2016 and 2015, our top three product licenses transactions with recognized revenue totaled $4.3 million and $6.1 million, respectively, or 9.3% and 12.2% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. We may also encounter greater competition and pricing pressure in larger transactions and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

We face a variety of risks in doing business with U.S., foreign, state, and local governments and government agencies, including risks related to the procurement process, budget constraints and cycles, termination of contracts, and compliance with government contracting requirements

Our customers include the U.S. government and a number of state and local governments and government agencies. There are a variety of risks in doing business with government entities, including:

Procurement. Contracting with public sector customers is highly competitive and can be time-consuming and expensive, requiring us to incur significant up-front time and expense without any assurance that we will win a contract.

Budgetary Constraints and Cycles. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products and services.

Termination of Contracts. Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is terminated for convenience, which can occur if the customer’s needs change, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may not recover even those amounts, and we may be liable for excess costs incurred by the customer for procuring alternative products or services.

Compliance with Government Contracting Requirements. Government contractors are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with socio-economic policies, and other terms that are particular to government contracts. Federal, state, and local governments and government agencies routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines, and suspensions or debarment from future government business, and we may suffer harm to our reputation.

Our customers also include a number of foreign governments and government agencies. Similar procurement, budgetary, contract, and audit risks also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could materially adversely affect our business and results of operations.

We depend on technology licensed to us by third parties, and the loss of this technology could impair our software, delay implementation of our offerings, or force us to pay higher license fees

We license third-party technologies that are incorporated into or utilized by our existing offerings. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party software for future offerings. In addition, we may be unable to renegotiate acceptable third-party license terms, or we may be subject to infringement liability if third-party software that we license is found to infringe intellectual property rights of others. Changes in or the loss of third-party licenses could lead to a material increase in our costs, or to our software offerings becoming inoperable or their performance being materially reduced. As a result, we may need to incur additional development costs to ensure continued performance of our offerings, and we may experience a decreased demand for our offerings.

If we are unable to recruit or retain skilled personnel, or if we lose the services of our Chairman of the Board of Directors, President & Chief Executive Officer, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees, or attract, train, assimilate, and retain other highly skilled personnel in the future. For example, our restructuring activities and cost-saving initiatives may adversely impact our ability to attract or retain key employees. Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer. If we lose the services of Mr. Saylor, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

The nature of our software offerings makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the offerings perform and which could, in turn, reduce demand for our offerings, reduce our revenue, and lead to product liability claims against us

Software as complex as ours may contain errors and/or defects. Although we test our software offerings extensively, we have in the past discovered software errors in our offerings after their introduction. Despite testing by us and our current and potential customers, errors may be found in new offerings or releases after commercial shipments begin. This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect on our business, operating results, and financial condition. We may also have to expend resources and capital to correct these defects.

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

Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations or applicable privacy policies, could materially adversely affect our business

Aspects of our business, including our cloud services offerings and Usher, involve collecting, processing, disclosing, storing, and transmitting personal data, which is subject to certain privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of customer and employee data that we store through our cloud services offerings, networks, and other systems, including personal data, is increasing. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, financial services, and government data. For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Entities performing certain functions that engage in creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to enforcement under HIPAA. Our access to protected health information through our cloud services offerings triggers obligations to comply with certain privacy rules and data security requirements under HIPAA. Furthermore, any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us or our third-party service providers to comply with applicable privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by domestic or foreign governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, reputation, and financial condition.

Various federal, state, and foreign legislative, regulatory, or other governmental bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, and data protection that could materially adversely impact our business. For example, in October 2015, the Court of Justice of the European Union issued a ruling that declared the U.S.-EU Safe Harbor Framework invalid. Following this ruling, U.S. and European authorities agreed to, and in July 2016 the European Commission formally adopted, a new mechanism for lawfully transferring personal data from the European Union to the United States, referred to as the “Privacy Shield.” In addition, in April 2016, the European Parliament and the Council of the European Union formally adopted a comprehensive general data protection regulation, which will take effect in 2018. Complying with these and other changing requirements could cause us or our customers to incur substantial costs, require us to change our business practices, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results. Additionally, new laws or regulations restricting or limiting the collection or use of mobile data could reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we or our third-party service providers experience a security breach and unauthorized parties obtain access to our customers’ or channel partners’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’ and channel partners’ information and data as well as our own, including in our cloud services offerings, networks, and other systems. There can be no assurance that any security measures that have been implemented will be effective against all current or future security threats. For example, security measures may be breached as a result of technological error, computer viruses, or third-party action, including intentional misconduct by computer hackers, physical break-ins, the actions of state actors, industrial espionage, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as user names or passwords, and employee, customer or channel partner error or malfeasance. High-profile security breaches at other companies have increased in recent years. A security breach could result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of our customers’ or channel partners’ data, our data (including our proprietary information, intellectual property, or trade secrets), or our cloud services offerings, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reducing the demand for our offerings and our revenue, disrupt our normal business operations, require us to spend material resources to investigate or correct the breach, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and materially adversely affect our operating results. These risks will increase as we continue to grow the number and scale of our cloud-based offerings, and process, store, and transmit increasingly large amounts of our customers’, channel partners’, and our own information and data, which may include proprietary or confidential data or personal or identifying information.

Our intellectual property is valuable, and any inability to protect it could reduce the value of our products, services, and brand

We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures, and contractual commitments to protect our intellectual property. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented, or challenged. Any of our pending or future patent applications, whether or not currently being challenged, may not be issued with the scope of the claims we seek, if at all. Moreover, recent amendments to and developing jurisprudence regarding U.S. patent law may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, although we generally enter into confidentiality agreements with our employees, our former employees may seek employment with our business partners, customers, or competitors and there can be no assurance that the confidential nature of our intellectual property will be maintained. Furthermore, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from third parties claiming we are infringing their intellectual property rights, principally patent and trademark rights. We expect the number of such claims will increase as we continue to expand our offerings and branding, the number of offerings and level of competition in our industry segments grow, the functionality of offerings overlaps, and the volume of issued patents, patent applications, and trademark registrations continues to increase. Responding to any infringement claim, regardless of its validity, could:

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

Additionally, while we monitor our use of third-party software, including open source software, we cannot assure you that our processes for controlling such use in our products will be effective. If we inadvertently embed certain types of open source software into one or more of our products, or if third-party software that we license is found to infringe intellectual property rights of others, we could subject ourselves to infringement liability and be required to re-engineer our products, discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or make available to certain third parties or generally available, in source code form, our proprietary code, any of which could materially adversely affect our business, operating results, and financial condition.

If a successful infringement claim is made against us and we fail to develop or license a substitute technology or brand name, as applicable, our business, results of operations, financial condition, or cash flows could be materially adversely affected.

For example, in December 2011, DataTern filed a complaint alleging that certain of our analytics products infringe a patent allegedly owned by it, and we have received indemnification requests from certain of our channel partners and customers who were also named as defendants in connection with this matter. This matter is described in further detail in this Quarterly Report under “Part II. Item 1. Legal Proceedings.”

Pending or future litigation could have a material adverse effect on our results of operation and financial condition

In addition to intellectual property litigation, from time to time, we have been subject to other litigation. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong.

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 22, 2016, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.4% of the total voting power. As of July 22, 2016, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.6% of the total voting power. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock to transfer shares of class B common stock, subject to the approval of stockholders holding a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders holding a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results, and financial condition. Mr. Saylor or a group of stockholders holding a majority of the outstanding class B common stock could also prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price. In addition, this concentrated control limits stockholders’ ability to influence corporate matters and, as a result, we may take actions that our non-controlling stockholders do not view as beneficial or that conflict with their interests. As a result, the market price of our class A common stock could be materially adversely affected.

We rely on the “controlled company” exemption from certain corporate governance requirements for NASDAQ-listed companies, which could make our class A common stock less attractive to some investors or otherwise materially adversely affect our stock price

Because we qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies, we are not required to have independent directors comprise a majority of our Board of Directors. Additionally, our Board of Directors is not required to have an independent compensation or nominating committee, or to have the independent directors exercise the nominating function. We are also not required to have the compensation of our executive officers be determined by a compensation committee of independent directors. In addition, we are not required to empower our Compensation Committee with the authority to engage the services of any compensation consultants, legal counsel, or other advisors, or to have the Compensation Committee assess the independence of compensation consultants, legal counsel, and other advisors that it engages.

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

Revenue recognition accounting pronouncements may materially adversely affect our reported results of operations

We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. See Note 2, Recent Accounting Standards, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” of this Quarterly Report for further information regarding ASU 2014-09. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows. Depending on the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines, and interpretations, we may be required to modify our reported results, revenue recognition policies, or business practices, which could materially adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our share repurchase plan.

Item 6. Exhibits

We hereby file as part of this Quarterly Report on Form 10-Q the exhibits listed in the Index to Exhibits.

All other items not included in this Quarterly Report on Form 10-Q are omitted because they are not applicable or the answers thereto are “none.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSTRATEGY INCORPORATED

By:	/s/ Michael J. Saylor
Michael J. Saylor
Chairman of the Board of Directors,
President & Chief Executive Officer

By:	/s/ Phong Le
Phong Le
Senior Executive Vice President &
Chief Financial Officer

Date: July 28, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 000-24435)).

3.2	Amended and Restated By-Laws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2015 (File No. 000-24435)).

4.1	Form of Certificate of Class A Common Stock of the registrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File No. 000-24435)).

10.1†	Form of Nonstatutory Stock Option Agreement.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contracts and compensatory plans or arrangements