Form 10-Q
period 2016-09-30
MICROSTRATEGY INC
filed 2016-10-27
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 19, 2016 was 9,395,943 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2015, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	1

	Consolidated Statements of Operations for the Three Months Ended September 30, 2016 and 2015	2

	Consolidated Statements of Operations for the Nine Months Ended September 30, 2016 and 2015	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	47

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$365,555	$292,341
Restricted cash	566	618
Short-term investments	213,347	193,320
Accounts receivable, net	58,052	68,154
Prepaid expenses and other current assets	11,597	10,881
Total current assets	649,117	565,314
Property and equipment, net	59,668	65,664
Capitalized software development costs, net	9,997	15,855
Deposits and other assets	5,624	2,072
Deferred tax assets, net	11,103	7,989
Total assets	$735,509	$656,894
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$26,064	$31,840
Accrued compensation and employee benefits	41,417	40,067
Accrued restructuring costs	2	56
Deferred revenue and advance payments	115,626	100,695
Total current liabilities	183,109	172,658
Deferred revenue and advance payments	15,151	8,995
Other long-term liabilities	17,221	19,943
Deferred tax liabilities	127	17
Total liabilities	215,608	201,613
Commitments and Contingencies
Stockholders' Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,801 shares issued and 9,396 shares outstanding, and 15,771 shares issued and 9,366 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	540,038	534,651
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(7,959)	(7,408)
Retained earnings	462,988	403,204
Total stockholders' equity	519,901	455,281
Total liabilities and stockholders' equity	$735,509	$656,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2016	2015
	(unaudited)	(unaudited)
Revenues:
Product licenses	$29,632	$27,511
Subscription services	7,639	6,546
Total product licenses and subscription services	37,271	34,057
Product support	72,460	71,392
Other services	20,165	24,087
Total revenues	129,896	129,536
Cost of revenues:
Product licenses	2,370	2,680
Subscription services	3,219	3,075
Total product licenses and subscription services	5,589	5,755
Product support	3,959	3,174
Other services	13,387	15,755
Total cost of revenues	22,935	24,684
Gross profit	106,961	104,852
Operating expenses:
Sales and marketing	39,169	36,403
Research and development	18,069	17,789
General and administrative	19,703	19,843
Restructuring costs	12	86
Total operating expenses	76,953	74,121
Income from operations	30,008	30,731
Interest income, net	507	116
Other (expense) income, net	(473)	766
Income before income taxes	30,042	31,613
Provision for income taxes	3,414	7,720
Net income	26,628	23,893
Basic earnings per share (1)	$2.33	$2.10
Weighted average shares outstanding used in computing basic earnings per share	11,431	11,365
Diluted earnings per share (1)	$2.31	$2.06
Weighted average shares outstanding used in computing diluted earnings per share	11,521	11,589

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited)	(unaudited)
Revenues:
Product licenses	$75,490	$77,634
Subscription services	22,775	20,285
Total product licenses and subscription services	98,265	97,919
Product support	212,408	211,444
Other services	61,380	76,984
Total revenues	372,053	386,347
Cost of revenues:
Product licenses	6,828	5,895
Subscription services	9,667	9,800
Total product licenses and subscription services	16,495	15,695
Product support	10,919	9,734
Other services	42,445	52,265
Total cost of revenues	69,859	77,694
Gross profit	302,194	308,653
Operating expenses:
Sales and marketing	113,448	109,142
Research and development	54,804	48,051
General and administrative	63,014	63,071
Restructuring costs	45	261
Total operating expenses	231,311	220,525
Income from operations	70,883	88,128
Interest income, net	1,449	129
Other (expense) income, net	(386)	2,601
Income before income taxes	71,946	90,858
Provision for income taxes	12,162	24,038
Net income	59,784	66,820
Basic earnings per share (1)	$5.23	$5.89
Weighted average shares outstanding used in computing basic earnings per share	11,422	11,345
Diluted earnings per share (1)	$5.20	$5.80
Weighted average shares outstanding used in computing diluted earnings per share	11,503	11,521

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	September 30,
	2016	2015
	(unaudited)	(unaudited)
Net income	$26,628	$23,893
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	269	(597)
Less: reclassification adjustment for translation gain included in other income	0	280
Foreign currency translation adjustment, net	269	(317)
Unrealized gain (loss) on short-term investments	10	(21)
Total other comprehensive income (loss)	279	(338)
Comprehensive income	$26,907	$23,555

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited)	(unaudited)
Net income	$59,784	$66,820
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(567)	(1,649)
Less: reclassification adjustment for translation gain included in other income	0	280
Foreign currency translation adjustment, net	(567)	(1,369)
Unrealized gain (loss) on short-term investments	16	(35)
Total other comprehensive loss	(551)	(1,404)
Comprehensive income	$59,233	$65,416

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net income	$59,784	$66,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,089	16,172
Bad debt expense	1,219	683
Unrealized net loss on foreign currency forward contracts	0	1,641
Non-cash restructuring costs and adjustments	0	(127)
Deferred taxes	(4,439)	11,015
Release of liabilities for unrecognized tax benefits	(394)	(61)
Share-based compensation expense	8,424	12,503
Excess tax benefits from share-based compensation arrangements	(1,208)	(963)
Reclassification of foreign currency translation adjustment from other comprehensive income	0	(280)
Changes in operating assets and liabilities:
Accounts receivable	8,983	19,511
Prepaid expenses and other current assets	(657)	3,377
Deposits and other assets	(3,905)	1,562
Accounts payable and accrued expenses	(4,668)	(4,933)
Accrued compensation and employee benefits	717	(10,275)
Accrued restructuring costs	(56)	(1,940)
Deferred revenue and advance payments	19,435	11,153
Other long-term liabilities	(2,288)	(2,415)
Net cash provided by operating activities	94,036	123,443
Investing activities:
Proceeds from redemption of short-term investments	273,520	316,000
Purchases of property and equipment	(1,560)	(3,352)
Purchases of short-term investments	(292,948)	(344,033)
Capitalized software development costs	0	(9,598)
Decrease in restricted cash	92	113
Net cash used in investing activities	(20,896)	(40,870)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,157	5,439
Payment of taxes relating to net exercise of employee stock options	(3,739)	0
Excess tax benefits from share-based compensation arrangements	1,208	963
Payments on capital lease obligations and other financing arrangements	(166)	(1,430)
Net cash (used in) provided by financing activities	(1,540)	4,972
Effect of foreign exchange rate changes on cash and cash equivalents	1,614	(4,276)
Net increase in cash and cash equivalents	73,214	83,269
Cash and cash equivalents, beginning of period	292,341	146,919
Cash and cash equivalents, end of period	$365,555	$230,188
Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$0	$14

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

As of September 30, 2016 and December 31, 2015, there were no financial assets or liabilities measured at fair value on a recurring basis.

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in the fair value of our foreign currency forward contracts (in thousands) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	(Loss) Gain on Derivative Instruments Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2016	2015	2016	2015
Non-hedging derivative instruments:
Unrealized loss on foreign currency forward contracts	Other (expense) income, net	$0	$0	$0	$(1,641)
Realized gain on foreign currency forward contracts	Other (expense) income, net	$0	$0	$0	$2,129

The “Unrealized loss on foreign currency forward contracts” line item in the above table includes both the unrealized fair value gains and losses on outstanding foreign currency forward contracts and the reversal of previous period unrealized gains and losses upon the settlement of foreign currency forward contracts.  There were no foreign currency forward contracts outstanding as of September 30, 2016.  There were no transfers among the levels within the fair value hierarchy during each of the three and nine months ended September 30, 2016 and 2015.  As of September 30, 2016 and December 31, 2015, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at September 30, 2016 were $213.3 million, $213.3 million, and $213.3 million, respectively.  The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2015 were $193.3 million, $193.3 million, and $193.2 million, respectively.  The gross unrecognized holding gains and losses were not material for each of the three and nine months ended September 30, 2016 and 2015.  No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015.  As of September 30, 2016 and December 31, 2015, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2016	2015
Billed and billable	$124,392	$175,382
Less: unpaid deferred revenue	(61,932)	(103,403)
Accounts receivable, gross	62,460	71,979
Less: allowance for doubtful accounts	(4,408)	(3,825)
Accounts receivable, net	$58,052	$68,154

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

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2016	2015
Current:
Deferred product licenses revenue	$11,401	$13,506
Deferred subscription services revenue	12,820	15,763
Deferred product support revenue	140,593	158,738
Deferred other services revenue	9,226	9,149
Gross current deferred revenue and advance payments	174,040	197,156
Less: unpaid deferred revenue	(58,414)	(96,461)
Net current deferred revenue and advance payments	$115,626	$100,695

Non-current:
Deferred product licenses revenue	$9,918	$5,397
Deferred subscription services revenue	1,594	2,138
Deferred product support revenue	6,394	7,607
Deferred other services revenue	763	795
Gross non-current deferred revenue and advance payments	18,669	15,937
Less: unpaid deferred revenue	(3,518)	(6,942)
Net non-current deferred revenue and advance payments	$15,151	$8,995

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of September 30, 2016 or December 31, 2015.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At September 30, 2016 and December 31, 2015, deferred rent of $13.2 million and $15.7 million, respectively, was included in other long-term liabilities, and $3.5 million and $3.3 million, respectively, was included in current accrued expenses.

In January 2016, the Board of Directors implemented a reorganization of the Company’s executive management team to further streamline the Company’s business.  The reorganization enabled the Company to eliminate a layer of management by eliminating a separate Office of the President and was designed to better position the Company’s business for profitable growth.  This streamlining resulted in the departures of our former President, Paul N. Zolfaghari, and our former President & Chief Legal Officer, Jonathan F. Klein.  As of September 30, 2016, the Company’s balance sheet included an accrual of approximately $3.4 million taken in the first quarter of 2016 for potential future payments in connection with their departures from the Company.

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts (the “District Court”). The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server™, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support.  The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief.  In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the District Court entered summary judgment against DataTern.  In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”).  In December 2014, the Federal Circuit issued an opinion vacating the District Court’s summary judgment, stating that the claim construction on which the summary judgment was based was incorrect. A claim construction hearing was held in September 2016, the outcome of which is still pending.  The Company has received indemnification requests from certain of its channel partners and customers who were sued by DataTern in the District Court in lawsuits alleging infringement of the ’502 Patent.  The proceedings against these channel partners and customers have been stayed pending the resolution of DataTern’s lawsuit against the Company.  The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time.  Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

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

(8) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three and nine months ended September 30, 2016 and 2015, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.  As of September 30, 2016, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2013.  However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the United States, U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended in 2006 and forward that were used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Germany for tax years 2013 and forward, Poland and China for tax years 2011 and forward, Spain for tax years 2012 and forward, and the United Kingdom for tax years 2014 and forward.  The Company settled the tax examination in the United States for tax years 2011 and 2012 without any material audit assessments. To date there have been no material audit assessments related to audits in any of the applicable foreign jurisdictions.

As of September 30, 2016, the Company had unrecognized tax benefits of $3.4 million, which are recorded in other long-term liabilities.  If recognized, $2.7 million of these unrecognized tax benefits would impact the effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of September 30, 2016, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.4 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30,	December 31,
	2016	2015
Deferred tax assets, net of deferred tax liabilities	$11,985	$9,956
Valuation allowance	(1,009)	(1,984)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$10,976	$7,972

The valuation allowance as of September 30, 2016 and December 31, 2015 primarily related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2016 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2016.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2016, the Company recorded a provision for income taxes of $12.2 million that resulted in an effective tax rate of 16.9%, as compared to a provision for income taxes of $24.0 million that resulted in an effective tax rate of 26.5% for the nine months ended September 30, 2015. The change in the effective tax rate in 2016 is mainly due to the change in the expected proportion of U.S. versus foreign income and certain discrete tax benefits recorded in the third quarter of 2016.  The discrete tax benefits are comprised of a release of the valuation allowance against certain foreign tax credit deferred tax assets, the release of the liability for unrecognized tax benefits upon the settlement of the tax examination in the United States for tax years 2011 and 2012, and the change in an estimated amount of a provision as a result of additional analysis of certain foreign tax laws.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries.  Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings.  U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the United States in excess of certain limits (“Subpart F

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

deemed dividends”).  Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the United States and no additional tax is incurred on the distribution.  As of September 30, 2016 and December 31, 2015, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $261.0 million and $219.3 million, respectively, and by non-U.S. entities was $317.9 million and $266.4 million, respectively.  If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the United States, the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $252.9 million at December 31, 2015.  Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

(10) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of September 30, 2016, the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan was 1,700,000 shares.

During the third quarter of 2016, no stock option awards were granted pursuant to the 2013 Equity Plan. As of September 30, 2016, there were options to purchase 915,000 shares of class A common stock outstanding under the 2013 Equity Plan.  As of September 30, 2016, there were 577,500 remaining shares of class A common stock authorized for future issuance under the 2013 Equity Plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended September 30, 2016:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of July 1, 2016	935	$146.31
Granted	0	0.00
Exercised	0	0.00	$0
Forfeited/Expired	(20)	201.25
Balance as of September 30, 2016	915	$145.11
Exercisable as of September 30, 2016	340	$134.33	$12,285	7.8
Expected to vest as of September 30, 2016	575	$151.48	13,324	8.2
Total	915	$145.11	$25,609	8.0

Stock options outstanding as of September 30, 2016 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2016
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$117.85 - $120.00	30	$118.63	7.6
$120.01 - $150.00	514	$121.43	7.6
$150.01 - $180.00	216	$167.21	8.4
$180.01 - $201.25	155	$197.87	9.2
Total	915	$145.11	8.0

An aggregate of 27,500 stock options with an aggregate fair value of $2.3 million vested during the three months ended September 30, 2016.  The Company expects all unvested options at September 30, 2016 to fully vest in future years in accordance with their vesting schedules.  Therefore, share-based compensation expense has not been adjusted for any expected forfeitures.  No stock option awards were granted during the three months ended September 30, 2016.  The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $82.89 for each share subject to a stock option granted during the three months ended September 30, 2015, based on the following assumptions:

Three months ended
September 30,
2015
Expected term of options in years	6.3
Expected volatility	39.0%
Risk-free interest rate	1.9%
Expected dividend yield	0.0%

For the three and nine months ended September 30, 2016, the Company recognized approximately $3.3 million and $8.4 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and nine months ended September 30, 2015, the Company recognized approximately $4.5 million and $12.5 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of September 30, 2016, there was approximately $31.0 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.3 years.

During the nine months ended September 30, 2016 and 2015, the Company was able to recognize and utilize tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated under the 2013 Equity Plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accordingly, additional paid-in capital increased by $1.2 million and $1.0 million during the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company wrote off $1.7 million of deferred tax assets related to certain vested stock options that were no longer exercisable. Accordingly, additional paid-in capital decreased by $1.7 million during the nine months ended September 30, 2016.  No such adjustment was made during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company paid $3.7 million to tax authorities related to the net exercise of a stock option under the 2013 Equity Plan.  This payment resulted in a $3.7 million reduction to additional paid-in capital during the nine months ended September 30, 2016.  No net exercises of stock options were made during the nine months ended September 30, 2015.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method.  For the three and nine months ended September 30, 2016, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 380,000 and 373,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and nine months ended September 30, 2015, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 318,000 and 276,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

(12) Segment Information

The Company manages its business in one operating segment.  The Company’s one operating segment is engaged in the design, development, marketing, and sales of our software platform through licensing arrangements and cloud-based subscriptions and related services.  The following table presents total revenues, gross profit, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended September 30, 2016
Total revenues	$82,513	$34,636	$12,747	$129,896
Gross profit	$68,084	$28,183	$10,694	$106,961
Three months ended September 30, 2015
Total revenues	$77,837	$40,450	$11,249	$129,536
Gross profit	$62,583	$32,802	$9,467	$104,852
Nine months ended September 30, 2016
Total revenues	$228,427	$106,833	$36,793	$372,053
Gross profit	$185,052	$86,131	$31,011	$302,194
Nine months ended September 30, 2015
Total revenues	$242,775	$109,447	$34,125	$386,347
Gross profit	$195,435	$84,637	$28,581	$308,653
As of September 30, 2016
Long-lived assets	$70,257	$3,303	$1,729	$75,289
As of December 31, 2015
Long-lived assets	$77,652	$3,701	$2,238	$83,591

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and nine months ended September 30, 2016 and 2015, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2016 and 2015, no individual customer accounted for 10% or more of total consolidated revenues.

As of September 30, 2016 and December 31, 2015, no individual foreign country accounted for 10% or more of total consolidated assets.

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

Overview

MicroStrategy® is a leading worldwide provider of enterprise software platforms. Our mission is to provide enterprise customers with a world-class software platform and expert services so they can deploy unique intelligence applications.

MicroStrategy 10™ consolidates analytics and mobility in a single unified platform, available both as on-premise software and as a hosted service offering in MicroStrategy Cloud™.  Our enterprise platform combines traditional business intelligence functionality with data discovery, mobile analytics, and powerful digital credential and identity intelligence.  MicroStrategy 10 builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster.  MicroStrategy 10 consists of MicroStrategy Analytics™, MicroStrategy Mobile™, and Usher™.

MicroStrategy Analytics empowers large organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise, while also being able to cater to smaller workgroups and departmental use via MicroStrategy Desktop™.  MicroStrategy Analytics delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices (via MicroStrategy Mobile) or the Web (via MicroStrategy Web™).  It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence.  MicroStrategy Analytics is available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.

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

MicroStrategy Desktop is a free standalone, on-premise, single-user tool for fast, powerful, and easy-to-use self-service visual data discovery.  It enables business users to analyze and gain valuable insight and understanding into their organizations’ data by quickly creating stunning, useful visualizations and dashboards, without assistance from the IT department.  MicroStrategy Desktop can be readily downloaded and installed on a PC or Mac, making the power of MicroStrategy 10 easily available. MicroStrategy Desktop can be used while offline and while not connected to MicroStrategy Server, and can connect to the MicroStrategy Server when needed.

MicroStrategy Mobile is fully integrated into the MicroStrategy Analytics platform, so it is easy to leverage existing visualizations, reports and dashboards to instantly deploy mobile business intelligence. In addition, MicroStrategy Mobile extends beyond analytics to enable organizations to rapidly build custom mobile applications that deliver analytics combined with transactions, multimedia and mapping to support business workflows. The robust code-free application development platform is designed to reduce development costs and accelerate the time it takes to deploy native mobile business apps—optimized for both iOS and Android™. Companies can build fully native iOS and Android apps that take advantage of the unique device and operating system capabilities (e.g., GPS/location, calendar and camera) on those devices. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop.  With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts.  With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.  MicroStrategy Mobile is available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.

Usher is a digital credential and identity intelligence offering that provides a highly secure, convenient way for organizations to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories. Usher can be used as a powerful enterprise productivity and workforce management resource because it is designed to enable managers to gain an almost real-time window into the location and activity of their distributed workforces, while providing powerful interactive features to manage or direct them. With the addition of Usher Professional™, administrators can track user activity on a nearly real-time map using access telemetry.  They can also engage in two-way communications with users from the Usher application.  Usher works on standard smartphones running on iOS or the Android platform, and boasts an Apple Watch® integration.  Through the use of Bluetooth®, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities.  By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s digital credential solution addresses some of the biggest challenges facing corporations today, including authentication, identity and access management, and resource authorization, while applying industry leading business intelligence and analytics to an enterprise’s infrastructure. Usher is available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.

MicroStrategy Cloud is a platform for organizations that want to harness the power of data through our enterprise solutions via the cloud.  Compared to traditional on-premise approaches, MicroStrategy Cloud is architected to deliver best-of-breed MicroStrategy software via the cloud, with pre-configured, ready-to-go servers, coupled with the required supporting infrastructure with metadata databases, relational databases, and big data storage.  With MicroStrategy Cloud, customers can launch enterprise analytics environments within minutes and use the full MicroStrategy 10 offering on a subscription basis.

MicroStrategy Analytics, offered via the on-premise enterprise platform, MicroStrategy Mobile, and MicroStrategy Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During the three and nine months ended September 30, 2016 and 2015, we did not generate significant revenues from Usher.

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Product licenses	$29,632	$27,511	$75,490	$77,634
Subscription services	7,639	6,546	22,775	20,285
Total product licenses and subscription services	37,271	34,057	98,265	97,919
Product support	72,460	71,392	212,408	211,444
Other services	20,165	24,087	61,380	76,984
Total revenues	129,896	129,536	372,053	386,347
Cost of revenues
Product licenses	2,370	2,680	6,828	5,895
Subscription services	3,219	3,075	9,667	9,800
Total product licenses and subscription services	5,589	5,755	16,495	15,695
Product support	3,959	3,174	10,919	9,734
Other services	13,387	15,755	42,445	52,265
Total cost of revenues	22,935	24,684	69,859	77,694
Gross profit	106,961	104,852	302,194	308,653
Operating expenses
Sales and marketing	39,169	36,403	113,448	109,142
Research and development	18,069	17,789	54,804	48,051
General and administrative	19,703	19,843	63,014	63,071
Restructuring costs	12	86	45	261
Total operating expenses	76,953	74,121	231,311	220,525
Income from operations	$30,008	$30,731	$70,883	$88,128

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

We have undertaken multiple initiatives to address these opportunities and challenges, including:

•	release of MicroStrategy 10, which consolidates analytics and mobility in a single unified platform;
•	release of our free MicroStrategy Desktop product, which allows for more prospective customers and partners to download our software, and increases public awareness;
•

making our free MicroStrategy Desktop product available to existing MicroStrategy Web users, who can seamlessly connect MicroStrategy Desktop to their existing projects, download dashboards from the server to MicroStrategy Desktop, and work locally or offline;

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

As of September 30, 2016, we had a total of 2,120 employees, of whom 1,016 were based in the United States and 1,104 were based internationally.  Of our 2,120 employees, 571 were engaged in sales and marketing, 528 in research and development, 704 in subscription, product support, consulting, and education services, and 317 in finance, administration, and corporate operations.  The following table summarizes employee headcount, as of the dates indicated:

	September 30,	December 31,	September 30,
	2015	2015	2016
Subscription services	33	37	49
Product support	127	131	162
Consulting	480	467	458
Education	27	28	35
Sales and marketing	507	513	571
Research and development	464	461	528
General and administrative	301	310	317
Total headcount	1,939	1,947	2,120

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales and marketing	$871	$808	$2,374	$2,022
Research and development	199	359	636	615
General and administrative	2,279	3,379	5,414	9,866
Total share-based compensation expense	$3,349	$4,546	$8,424	$12,503

As of September 30, 2016, we estimate that approximately $31.0 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.3 years.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Reconciliation of non-GAAP income from operations:
Income from operations	$30,008	$30,731	$70,883	$88,128
Share-based compensation expense	3,349	4,546	8,424	12,503
Restructuring costs	12	86	45	261
Non-GAAP income from operations	$33,369	$35,363	$79,352	$100,892

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
International product licenses revenues	$(103)	$(1,857)	$(757)	$(4,663)
International subscription services revenues	(86)	(94)	(166)	(314)
International product support revenues	(678)	(5,302)	(3,293)	(15,714)
International other services revenues	(199)	(1,826)	(738)	(5,911)
Cost of product support revenues	(80)	(168)	(240)	(433)
Cost of other services revenues	(106)	(1,566)	(748)	(5,265)
Sales and marketing expenses	(178)	(2,462)	(1,447)	(6,987)
Research and development expenses	(241)	(69)	(710)	(100)
General and administrative expenses	(403)	(584)	(921)	(1,897)

For example, if there had been no change to foreign currency exchange rates from 2015 to 2016, international product licenses revenues would have been $7.8 million rather than $7.7 million and $28.1 million rather than $27.3 million for the three and nine months ended September 30, 2016, respectively.  If there had been no change to foreign currency exchange rates from 2015 to 2016, international product support revenues would have been $29.4 million rather than $28.7 million and $87.2 million rather than $83.9 million for the three and nine months ended September 30, 2016, respectively.  If there had been no change to foreign currency exchange rates from 2015 to 2016, sales and marketing expenses would have been $39.3 million rather than $39.2 million and $114.9 million rather than $113.4 million for the three and nine months ended September 30, 2016, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2016 and 2015

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$21,981	$14,851	48.0%	$48,148	$48,762	-1.3%
International	7,651	12,660	-39.6%	27,342	28,872	-5.3%
Total product licenses revenues	29,632	27,511	7.7%	75,490	77,634	-2.8%
Subscription Services
Domestic	6,587	5,702	15.5%	19,757	17,946	10.1%
International	1,052	844	24.6%	3,018	2,339	29.0%
Total subscription services revenues	7,639	6,546	16.7%	22,775	20,285	12.3%
Total product licenses and subscription services revenues	$37,271	$34,057	9.4%	$98,265	$97,919	0.4%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	4	4	7	11
Between $0.5 million and $1.0 million in licenses revenue recognized	4	8	17	20
Total	8	12	24	31
Domestic:
More than $1.0 million in licenses revenue recognized	4	2	6	9
Between $0.5 million and $1.0 million in licenses revenue recognized	3	4	11	13
Total	7	6	17	22
International:
More than $1.0 million in licenses revenue recognized	0	2	1	2
Between $0.5 million and $1.0 million in licenses revenue recognized	1	4	6	7
Total	1	6	7	9

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$7,910	$6,053	30.7%	$12,182	$18,238	-33.2%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,189	5,856	-62.6%	10,288	14,454	-28.8%
Less than $0.5 million in licenses revenue recognized	19,533	15,602	25.2%	53,020	44,942	18.0%
Total	29,632	27,511	7.7%	75,490	77,634	-2.8%
Domestic:
More than $1.0 million in licenses revenue recognized	7,910	2,648	198.7%	10,788	14,833	-27.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,687	3,030	-44.3%	6,642	9,718	-31.7%
Less than $0.5 million in licenses revenue recognized	12,384	9,173	35.0%	30,718	24,211	26.9%
Total	21,981	14,851	48.0%	48,148	48,762	-1.3%
International:
More than $1.0 million in licenses revenue recognized	0	3,405	-100.0%	1,394	3,405	-59.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	502	2,826	-82.2%	3,646	4,736	-23.0%
Less than $0.5 million in licenses revenue recognized	7,149	6,429	11.2%	22,302	20,731	7.6%
Total	$7,651	$12,660	-39.6%	$27,342	$28,872	-5.3%

Product licenses revenues increased $2.1 million for the three months ended September 30, 2016, as compared to the same period in the prior year.  For the three months ended September 30, 2016 and 2015, product licenses transactions with more than $0.5 million in recognized revenue represented 34.1% and 43.3%, respectively, of our product licenses revenues.  Product licenses revenues decreased $2.1 million for the  nine months ended September 30, 2016, as compared to the same period in the prior year.  For the nine months ended September 30, 2016, our top three product licenses transactions totaled $6.6 million in recognized revenue, or 8.7% of total product licenses revenues, compared to $6.5 million, or 8.4% of total product licenses revenues, for the nine months ended September 30, 2015.

Domestic product licenses revenues.  Domestic product licenses revenues increased $7.1 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of transactions with more than $1.0 million in recognized revenue and an increase in the number of transactions with less than $0.5 million in recognized revenue, partially offset by a decrease in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million.

Domestic product licenses revenues decreased $0.6 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $1.0 million in recognized revenue and a decrease in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues decreased $5.0 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues decreased $1.5 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.  Subscription services revenues increased $1.1 million and $2.5 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year, primarily due to an increase in new subscription services customers and an increase in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change
Product Support Revenues:
Domestic	$43,781	$43,071	1.6%	$128,486	$129,225	-0.6%
International	28,679	28,321	1.3%	83,922	82,219	2.1%
Total product support revenues	$72,460	$71,392	1.5%	$212,408	$211,444	0.5%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues increased $1.1 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to new product and premium support contracts domestically, partially offset by a $0.7 million unfavorable foreign currency exchange impact.  Product support revenues increased $1.0 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to new product and premium support contracts in the international regions, partially offset by a $3.3 million unfavorable foreign currency exchange impact. See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the negative foreign currency exchange impact on our results of operations for the three and nine months ended September 30, 2016.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change
Other Services Revenues:
Consulting
Domestic	$8,324	$12,826	-35.1%	$27,154	$42,248	-35.7%
International	9,345	9,192	1.7%	27,143	28,227	-3.8%
Total consulting revenues	17,669	22,018	-19.8%	54,297	70,475	-23.0%
Education	2,496	2,069	20.6%	7,083	6,509	8.8%
Total other services revenues	$20,165	$24,087	-16.3%	$61,380	$76,984	-20.3%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues decreased $4.3 million and $16.2 million for the three and nine months ended September 30, 2016, as compared to the same periods in the prior year, primarily due to a decrease in billable hours worldwide, partially offset by an increase in the average bill rate.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues increased $0.4 million and $0.6 million for the three and nine months ended September 30, 2016, as compared to the same periods in the prior year, primarily due to an increase in overall contract values.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$2,370	$2,680	-11.6%	$6,828	$5,895	15.8%
Subscription services	3,219	3,075	4.7%	9,667	9,800	-1.4%
Total product licenses and subscription services	5,589	5,755	-2.9%	16,495	15,695	5.1%
Product support	3,959	3,174	24.7%	10,919	9,734	12.2%
Other services:
Consulting	11,909	14,723	-19.1%	38,309	49,526	-22.6%
Education	1,478	1,032	43.2%	4,136	2,739	51.0%
Total other services	13,387	15,755	-15.0%	42,445	52,265	-18.8%
Total cost of revenues	$22,935	$24,684	-7.1%	$69,859	$77,694	-10.1%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased $0.3 million for the three months ended September 30, 2016, as compared to the same period in the prior year, due to a $0.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.3, which became fully amortized in September 2015, partially offset by a $0.2 million increase in referral fees related to channel partners. Cost of product licenses revenues increased $0.9 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, due to a $2.5 million increase in amortization of capitalized software development costs related to MicroStrategy 10, which was made generally available in June 2015, and a $0.3 million increase in referral fees related to channel partners, partially offset by a $1.9 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.3, which became fully amortized in September 2015.  We expect to amortize the remaining balance of our products’

capitalized software development costs as of September 30, 2016 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of September 30, 2016	Amortization Period
	(in thousands)	(in months)
MicroStrategy 10	9,997	20
Total capitalized software development costs, net	$9,997

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues did not materially change for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $0.8 million increase in third-party hosting service provider fees and a $0.2 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.7 million decrease in equipment, facility, and other related support costs.  Subscription services headcount increased 48.5% to 49 at September 30, 2016 from 33 at September 30, 2015.

Cost of subscription services revenues did not materially change for the nine months ended September 30, 2016, as compared to the same period in the prior year, due to a $2.3 million increase in third-party hosting service provider fees, partially offset by a $2.0 million decrease in equipment, facility, and other related support costs and a $0.3 million decrease in compensation and related costs due to a decrease in average staffing levels.

Cost of product support revenues.  Cost of product support revenues consists of product support personnel and related overhead costs.  Cost of product support revenues increased $0.8 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $0.7 million increase in compensation and related costs due to an increase in staffing levels.  Product support headcount increased 27.6% to 162 at September 30, 2016 from 127 at September 30, 2015.

Cost of product support revenues increased $1.2 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $0.8 million increase in compensation and related costs due to an increase in staffing levels and a $0.3 million increase in subcontractor costs.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues decreased $2.8 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $1.7 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.6 million decrease in subcontractor costs, a $0.4 million decrease in travel and entertainment expenditures, and a $0.2 million decrease in facility and other related support costs.  Consulting headcount decreased 4.6% to 458 at September 30, 2016 from 480 at September 30, 2015.

Cost of consulting revenues decreased $11.2 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, due to a $6.3 million decrease in compensation and related costs due to a decrease in staffing levels, a $3.0 million decrease in subcontractor costs, a $1.3 million decrease in travel and entertainment expenditures, and a $0.9 million decrease in facility and other related support costs, partially offset by a $0.3 million increase in recruiting costs.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues increased $0.4 million for the three months ended September 30, 2016, as compared to the same period in the prior year, due to a $0.2 million increase in subcontractor costs and a $0.2 million increase in facility and other related support costs.  Education headcount increased 29.6% to 35 at September 30, 2016 from 27 at September 30, 2015.

Cost of education revenues increased $1.4 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $0.6 million increase in compensation and related costs due to an increase in staffing levels, a $0.5 million increase in facility and other related support costs, and a $0.2 million increase in subcontractor costs.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change
Sales and marketing expenses	$39,169	$36,403	7.6%	$113,448	$109,142	3.9%

Sales and marketing expenses increased $2.8 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $2.0 million increase in compensation and related costs due to an increase in staffing levels, a $0.4 million increase in marketing and advertising costs, and a $0.3 million increase in facility and other related support costs.  Included in the above sales and marketing components is an aggregate $0.2 million favorable foreign currency exchange impact.  Sales and marketing headcount increased 12.6% to 571 at September 30, 2016 from 507 at September 30, 2015.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense.  As of September 30, 2016, we estimate that approximately $9.1 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 2.8 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Sales and marketing expenses increased $4.3 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, due to a $1.6 million increase in marketing and advertising costs, a $0.9 million increase in compensation and related costs due to an increase in staffing levels, a $0.6 million increase in recruiting costs, a $0.5 million increase in consulting and advisory costs, a $0.4 million increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, and a $0.3 million increase in travel and entertainment expenditures.  Included in the above sales and marketing components is an aggregate $1.4 million favorable foreign currency exchange impact.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change
General and administrative expenses	$19,703	$19,843	-0.7%	$63,014	$63,071	-0.1%

General and administrative expenses did not materially change for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $1.1 million net decrease in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, a $0.7 million decrease in compensation and related costs primarily due to a reduction in compensation expenses associated with the two executives who departed as part of the executive management reorganization in January 2016, and a $0.2 million decrease in facility and other related support costs, partially offset by a $0.8 million increase in consulting and advisory costs, a $0.6 million increase in severance costs associated with the streamlining of our finance organization, a $0.3 million increase in travel and entertainment expenditures, and a $0.2 million increase in other aircraft-related operating costs.  The $1.1 million decrease in share-based compensation expense is due to quarterly share-based compensation no longer being recognized for the two executives who departed as part of the executive management reorganization in January 2016. General and administrative headcount increased 5.3% to 317 at September 30, 2016 from 301 at September 30, 2015.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense. As of September 30, 2016, we estimate that approximately $18.1 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.1 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

General and administrative expenses did not materially change for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $4.5 million net decrease in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, a $3.2 million decrease in compensation and related costs primarily due to a reduction in compensation expenses associated with the two executives who departed as part of the executive management reorganization in January 2016, a $0.6 million decrease in facility and other related support costs, a $0.2 million decrease in non-income taxes, and a $0.2 million decrease in bad debt expense, partially offset by a $3.4 million accrual for potential future payments in connection with the departure from the Company of two executives in connection with the executive management reorganization in January 2016, a $1.6 million increase in severance costs associated with the streamlining of our finance organization, a $1.6 million increase in consulting and advisory costs, a $0.8 million increase in travel and entertainment expenditures, a $0.7 million increase in other aircraft-related operating costs, and a $0.5 million increase in recruiting costs.  The $4.5 million decrease in share-based compensation expense is primarily due to a $1.6 million reversal of previously recorded share-based compensation expense associated with the stock options of the two executives who departed as part of the executive management reorganization in January 2016 that were unvested as of their departure dates, and a decrease of $3.2 million in share-based compensation no longer being recognized due to their departures.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change
Gross research and development expenses before capitalized software development costs	$18,069	$17,789	1.6%	$54,804	$57,649	-4.9%
Capitalized software development costs	0	0	n/a	0	(9,598)	-100.0%
Total research and development expenses	$18,069	$17,789	1.6%	$54,804	$48,051	14.1%
Amortization of capitalized software development costs included in cost of product licenses revenues	$1,952	$2,496	-21.8%	$5,858	$5,260	11.4%

Research and development expenses, before capitalization of software development costs, increased $0.3 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to a $0.8 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.4 million decrease in recruiting costs and a $0.2 million decrease in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan.  Research and development headcount increased 13.8% to 528 at September 30, 2016 from 464 at September 30, 2015.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense.  As of September 30, 2016, we estimate that approximately $3.8 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 2.7 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses, before capitalization of software development costs, decreased $2.8 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, due to a $1.9 million decrease in compensation and related costs due to a decrease in average staffing levels, a $0.6 million decrease in facility and other related support costs, and a $0.3 million decrease in consulting and advisory costs.

Other (Expense) Income, Net

Other (expense) income, net is comprised primarily of foreign currency transaction gains and losses and realized and unrealized gains and losses on our foreign currency forward contracts.  For the three months ended September 30, 2016, other expense, net, of $0.5 million was comprised primarily of $0.6 million in foreign currency transaction net losses, arising mainly from the revaluation of outstanding balances denominated in the British Pound, which has declined in value as compared to the U.S. dollar and other currencies. For the three months ended September 30, 2015, other income, net, of $0.8 million was comprised primarily of $0.4 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations, and the reclassification of a $0.3 million foreign currency translation gain from other comprehensive income as a result of the completion of the liquidation of one of our foreign subsidiaries as part of our 2014 restructuring plan.

For the nine months ended September 30, 2016, other expense, net, of $0.4 million was comprised primarily of $0.5 million in foreign currency transaction net losses, arising mainly from the revaluation of outstanding balances denominated in the British Pound, which has declined in value as compared to the U.S. dollar and other currencies. For the nine months ended September 30, 2015, other income, net, of $2.6 million was comprised primarily of $1.4 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations, $0.5 million in net realized and unrealized gains from the settlement of certain foreign currency forward contracts, and the reclassification of a $0.3 million foreign currency translation gain from other comprehensive income as a result of the completion of the liquidation of one of our foreign subsidiaries as part of our 2014 restructuring plan.

Provision for Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2016 and applied that rate to the income before income taxes in determining the provision for income taxes for the nine months ended September 30, 2016.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2016, we recorded a provision for income taxes of $12.2 million that resulted in an effective tax rate of 16.9%, as compared to a provision for income taxes of $24.0 million that resulted in an effective tax rate of 26.5% for the nine months ended September 30, 2015.  The change in the effective tax rate in 2016 is mainly due to the change in the expected proportion of U.S. versus foreign income and certain discrete tax benefits recorded in the third quarter of 2016.  The discrete tax benefits are comprised of a release of the valuation allowance against certain foreign tax credit deferred tax assets, the release of the liability for unrecognized tax benefits upon the settlement of the tax examination in the United States for tax years 2011 and 2012, and the change in an estimated amount of a provision as a result of additional analysis of certain foreign tax laws.

As of September 30, 2016, we had no U.S. federal NOL carryforwards and estimated that we had $0.7 million of foreign NOL carryforwards.  As of September 30, 2016, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $11.0 million.  As of September 30, 2016, we had a valuation allowance of $1.0 million primarily related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2016	2015	2015
Current:
Deferred product licenses revenue	$11,401	$13,506	$13,155
Deferred subscription services revenue	12,820	15,763	11,172
Deferred product support revenue	140,593	158,738	135,999
Deferred other services revenue	9,226	9,149	6,794
Gross current deferred revenue and advance payments	174,040	197,156	167,120
Less: unpaid deferred revenue	(58,414)	(96,461)	(51,616)
Net current deferred revenue and advance payments	$115,626	$100,695	$115,504
Non-current:
Deferred product licenses revenue	$9,918	$5,397	$6,344
Deferred subscription services revenue	1,594	2,138	808
Deferred product support revenue	6,394	7,607	6,962
Deferred other services revenue	763	795	1,166
Gross non-current deferred revenue and advance payments	18,669	15,937	15,280
Less: unpaid deferred revenue	(3,518)	(6,942)	(4,983)
Net non-current deferred revenue and advance payments	$15,151	$8,995	$10,297
Total current and non-current:
Deferred product licenses revenue	$21,319	$18,903	$19,499
Deferred subscription services revenue	14,414	17,901	11,980
Deferred product support revenue	146,987	166,345	142,961
Deferred other services revenue	9,989	9,944	7,960
Gross current and non-current deferred revenue and advance payments	192,709	213,093	182,400
Less: unpaid deferred revenue	(61,932)	(103,403)	(56,599)
Net current and non-current deferred revenue and advance payments	$130,777	$109,690	$125,801

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $20.4 million as of September 30, 2016, as compared to December 31, 2015, primarily due to the recognition of previously deferred product support and subscription services, partially offset by an increase in deferred revenue from new product licenses contracts. Total gross deferred revenue and advance payments increased $10.3 million as of September 30, 2016, as compared to September 30, 2015, primarily due to an increase in deferred revenue from new product support, subscription services, other services, and product licenses contracts.

We expect to recognize approximately $174.0 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of September 30, 2016 and December 31, 2015, the amount of cash and cash equivalents and short-term investments held by U.S. entities were $261.0 million and $219.3 million, respectively, and by non-U.S. entities were $317.9 million and $266.4 million, respectively.  We earn a significant amount of our revenues outside the United States and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities.  We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.  However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $252.9 million at December 31, 2015.  Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended
	September 30,		%
	2016	2015	Change
Net cash provided by operating activities	$94,036	$123,443	-23.8%
Net cash used in investing activities	$(20,896)	$(40,870)	-48.9%
Net cash (used in) provided by financing activities	$(1,540)	$4,972	-131.0%

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

Net cash provided by operating activities was $94.0 million and $123.4 million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in net cash provided by operating activities during the nine months ended September 30, 2016, as compared to the same period in the prior year, was due to a $23.9 million decrease from changes in non-cash items, and a $7.0 million decrease in net income, offset by a $1.5 million increase from changes in operating assets and liabilities.  Non-cash items consist of depreciation and amortization, bad debt expense, unrealized net loss on foreign currency forward contracts, the non-cash portion of adjustments to accrued restructuring costs, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, excess tax benefits from share-based compensation arrangements, and reclassification of foreign currency translation adjustments as a result of the completion of the liquidation of one of our foreign subsidiaries.

Net cash used in investing activities.  The changes in net cash used in investing activities relate to purchases and redemptions of short-term investments, expenditures on property and equipment, capitalized software development costs, and changes in restricted cash.  Net cash used in investing activities was $20.9 million and $40.9 million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in net cash used in investing activities for the nine months ended September 30, 2016, as compared to the same period in the prior year, was due to a $51.1 million decrease in purchases of short-term investments, a $9.6 million decrease in capitalized software development costs, and a $1.8 million decrease in purchases of property and equipment, partially offset by a $42.5 million decrease in proceeds from the redemption of short-term investments.

Net cash (used in) provided by financing activities.  The changes in net cash used in financing activities relate to the exercise of stock options under the 2013 Equity Plan, excess tax benefits from share-based compensation arrangements, and payments on capital lease and other financing arrangements.  Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2016.  Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2015.  The increase in net cash used in financing activities for the nine months ended September 30, 2016, as compared to the same period in the prior year, was due to a $4.3 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan and a $3.7 million payment to tax authorities for shares withheld for taxes related to the net exercise of a stock option under the 2013 Equity Plan, offset by a $1.3 million decrease in payments on capital lease and other financing arrangements and a $0.2 million increase in excess tax benefits from share-based compensation arrangements.

Contractual obligations.  As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements.  We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements.  Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase.  The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of September 30, 2016:

	Payments due by period ended September 30,
	Total	2017	2018-2019	2020-2021	Thereafter
Contractual Obligations:
Operating leases	$89,704	$21,025	$38,120	$24,476	$6,083
Capital leases and other financing arrangements	2,214	1,108	1,106	0	0
Total	$91,918	$22,133	$39,226	$24,476	$6,083

Unrecognized tax benefits.  As of September 30, 2016, we had $3.4 million of total gross unrecognized tax benefits, including interest accrued, recorded in other long-term liabilities.  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect a significant tax payment related to these obligations during 2016.

Off-balance sheet arrangements.  As of September 30, 2016, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of September 30, 2016, we held approximately $213.3 million of investments in U.S. Treasury securities and certificates of deposit with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 36.5% and 39.9% of our total revenues for the three months ended September 30, 2016 and 2015, respectively, and 38.6% and 37.2% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results.  We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar-denominated cash and investment accounts.  Although we were not party to any foreign currency forward contracts as of September 30, 2016, from time to time we have entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange rate exposure, and may do so again in the future.  We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for trading purposes or speculation.  See Note 3, Fair Value Measurements, to the Consolidated Financial Statements for further information on foreign currency forward contracts.  We cannot be certain that any future hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of September 30, 2016 and December 31, 2015, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% and 0.3%, respectively.  The exposure to an adverse change in foreign currency rates as of September 30, 2016 decreased primarily due to a decrease of cash balances in our non-U.S. dollar-based bank accounts as compared to December 31, 2015.  If average exchange rates during the nine months ended September 30, 2016 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2016 would have decreased by 3.5%.  During the nine months ended September 30, 2016, our revenues were lower by 1.3% as a result of a 2.6% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  During the third quarter of 2016, we began implementing a plan to transform our worldwide finance and accounting organization. Previously, our finance and accounting activities relating to each of the countries where we operate were decentralized, and conducted by personnel based within each respective country. The transformation will result in the consolidation of our worldwide finance and accounting functions into three geographically based centers of excellence. We expect this transformation to be substantially completed by the end of the first quarter of 2017. While the nature and operation of our key transaction-level controls will not materially change as a result of the transformation, the personnel executing the controls and the locations where the controls are performed have changed and will continue to change as we complete the implementation of this transformation. We believe that we have maintained appropriate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 and that our internal control over financial reporting has not been, and is not reasonably likely to be, materially affected by the finance and accounting transformation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts (the “District Court”). The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support.  The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the District Court entered summary judgment against DataTern.  In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”).  In December 2014, the Federal Circuit issued an opinion vacating the District Court’s summary judgment, stating that the claim construction on which the summary judgment was based was incorrect.  A claim construction hearing was held in September 2016, the outcome of which is still pending.  We have received indemnification requests from certain of our channel partners and customers who were sued by DataTern in the District Court in lawsuits alleging infringement of the ’502 Patent.  The proceedings against these channel partners and customers have been stayed pending the resolution of DataTern’s lawsuit against the Company.  The outcome of these matters is not presently determinable.

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

If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.  In such case, the market price of our class A common stock could decline and you may lose all or part of your investment.

Our quarterly operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our stock

For many reasons, including those described below, our operating results, revenues, and expenses have varied in the past and may vary significantly in the future from quarter to quarter. These fluctuations could have an adverse effect on the market price of our class A common stock.

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

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we can recognize revenue;
•	the timing of announcements of new offerings by us or our competitors;
•	changes in our pricing policies or those of our competitors;
•	market acceptance of new and enhanced versions of our products and services;
•	the length of our sales cycles;
•	seasonal or other buying patterns of our customers;
•	changes in our operating expenses, including as a result of various cost-saving initiatives that we are implementing;
•	planned major maintenance activities related to our corporate aircraft;

•	the timing of research and development projects and the capitalization of software development costs;
•	personnel changes, including as a result of our recent executive management reorganization;
•	our use of channel partners;
•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;
•	changes in foreign currency exchange rates;
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

We may not be able to sustain or increase profitability in the future

We generated net income for the nine months ended September 30, 2016; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2016, we had $11.1 million of deferred tax assets, net of a $1.0 million valuation allowance. If we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

We face risks arising from our restructuring activities and other cost-saving initiatives

In 2014, we implemented substantially all of a restructuring plan to streamline our workforce and spending to better align our cost structure with our business strategy. The restructuring, including the organizational, operational, and strategic changes that have taken place during and following the implementation of the restructuring plan, as well as other cost-savings initiatives that we have implemented or are implementing, present significant potential risks that may impair our ability to achieve anticipated cost reductions or otherwise harm our business, including:

•	a decrease in employee morale, which could lead to voluntary departures of key employees;
•	failure to meet operational targets or customer requirements due to the termination or attrition of employees, or a decrease in employee morale; and
•	diversion of management attention from ongoing business activities.

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

Our products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics market is highly competitive and subject to rapidly changing technology paradigms.  Within the analytics space, we compete with many different vendors, including (i) large software vendors, such as IBM (Cognos), SAP (BO), Microsoft (Power BI), and Oracle (OBIEE), that provide one or more products that directly compete with our products, (ii) open source analytics vendors, such as OpenText Analytics and Hitachi (Pentaho), (iii) various other analytics software providers, such as Qlik, Tableau Software, TIBCO, Information Builders, and the SAS Institute, and (iv) other vendors offering cloud-based offerings, such as GoodData and Birst.  Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across analytics implementation projects of varying sizes.  Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our revenue from both existing and prospective customers.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others.  By doing so, these competitors may increase their ability to meet the needs of our potential customers by their expanded offerings.  Our current or prospective channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our analytics offerings through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to sustain software maintenance revenues from our installed customer base.  In addition, basic office productivity software suites, such as Microsoft Office, could evolve to offer advanced analysis and reporting capabilities that may reduce the demand for our analytics offerings.

Usher competes with companies with technologies categorized as user authentication products. These competitors focus primarily on traditional forms of identity verification such as smart cards, tokens, and password managers.  These companies have significant name recognition and offer solutions with security architectures that are familiar to IT buyers.  Usher also competes with companies with newer solutions, often involving mobile technology.  To date, we have expended significant resources in the development and marketing of Usher, which has not generated significant revenues.  Failure to adequately differentiate and market our technology from these competitors could materially adversely affect our ability to generate significant revenues from Usher.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, original equipment manufacturers, and technology partners to license and support our products.  For the nine months ended September 30, 2016, transactions by channel partners for which we recognized revenues accounted for 17.0% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $192.7 million as of September 30, 2016.  We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $61.9 million, resulting in net current and non-current deferred revenue and advance payments of $130.8 million as of September 30, 2016.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 36.5% and 39.9% of our total revenues for the three months ended September 30, 2016 and 2015, respectively, and 38.6% and 37.2% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.  Our international operations require significant management attention and financial resources.

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

We may face heightened risks in connection with our international operations as a result of the referendum vote held on June 23, 2016 in the United Kingdom, commonly referred to as “Brexit,” which favored the United Kingdom leaving the European Union.  The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies.  The future effects of Brexit are uncertain and will depend on any agreements the United Kingdom makes to retain access to E.U. markets either during a transitional period or more permanently.  Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and significantly disrupt trade between the United Kingdom and the European Union. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including tax laws and regulations, as the United Kingdom determines which E.U. laws to replace or replicate. Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results and cash flows.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the nine months ended September 30,

2016 and 2015, our top three product licenses transactions with recognized revenue totaled $6.6 million and $6.5 million, respectively, or 8.7% and 8.4% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transaction.  These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

The nature of our software offerings makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the offerings perform and which could, in turn, reduce demand for our offerings, reduce our revenue, and lead to product liability claims against us

Software as complex as ours may contain errors and/or defects.  Although we test our software offerings extensively, we have in the past discovered software errors in our offerings after their introduction.  Despite testing by us and our current and potential customers, errors may be found in new offerings or releases after commercial shipments begin.  This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect on our business, operating results, and financial condition.  We may also need to expend resources and capital to correct these defects.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of October 19, 2016, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.4% of the total voting power.  As of October 19, 2016, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.6% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Our status as a “controlled company” could make our class A common stock less attractive to some investors or otherwise materially adversely affect our stock price

Because we qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies, we are not required to have independent directors comprise a majority of our Board of Directors. Additionally, our Board of Directors is not required to have an independent compensation or nominating committee, or to have the independent directors exercise the nominating function. We are also not required to have the compensation of our executive officers be determined by a compensation committee of independent directors.  In addition, we are not required to empower our Compensation Committee with the authority to engage the services of any compensation consultants, legal counsel, or other advisors, or to have the Compensation Committee assess the independence of compensation consultants, legal counsel, and other advisors that it engages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our share repurchase plan.

Item 6. Exhibits

We hereby file as part of this Quarterly Report on Form 10‑Q the exhibits listed in the Index to Exhibits.

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

Date: October 27, 2016

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