Form 10-K
period 2016-12-31
MICROSTRATEGY INC
filed 2017-02-10
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2016 on the NASDAQ Global Select Market) was approximately $1,648.0 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on January 30, 2017 was 9,400,110 and 2,035,184, respectively.

Documents incorporated by reference:  Portions of the definitive proxy statement for the 2017 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

MICROSTRATEGY INCORPORATED

The trademarks and registered trademarks of MicroStrategy Incorporated and its subsidiaries referred to herein include, but are not limited to, MicroStrategy, MicroStrategy 10, MicroStrategy Cloud, MicroStrategy Analytics, MicroStrategy Mobile, MicroStrategy Desktop, MicroStrategy Web, MicroStrategy Server, MicroStrategy Visual Insight, MicroStrategy Distribution Services, MicroStrategy Data Mining Services, MicroStrategy Enterprise Manager, MicroStrategy Services, MicroStrategy Professional Services, Usher, Usher Professional and Global Delivery Center.  Third-party product and company names mentioned herein may be the trademarks of their respective owners.

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

MicroStrategy 10™ consolidates analytics and mobility in a single unified platform, available both as on-premise software and as a hosted service offering in MicroStrategy Cloud™.  Our enterprise platform combines traditional business intelligence functionality with data discovery, mobile analytics, and powerful identity intelligence generated by digital credentials.  MicroStrategy 10 builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster.  MicroStrategy 10 consists of MicroStrategy Analytics™, MicroStrategy Mobile™, and Usher™.

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

MicroStrategy Desktop is a free, standalone, on-premise, single-user tool for fast, powerful, and easy-to-use self-service visual data discovery.  It enables business users to analyze and gain valuable insight and understanding into their organizations’ data by quickly creating stunning, useful visualizations and dashboards, without assistance from the IT department.  MicroStrategy Desktop can be readily downloaded and installed on a PC or Mac, making the power of MicroStrategy 10 easily available. MicroStrategy Desktop can be used while offline and while not connected to MicroStrategy Server, and can connect to the MicroStrategy Server when needed.

MicroStrategy Mobile is fully integrated into the MicroStrategy Analytics platform, so it is easy to leverage existing visualizations, reports and dashboards to instantly deploy mobile business intelligence.  In addition, MicroStrategy Mobile extends beyond analytics to enable organizations to rapidly build custom mobile applications that deliver analytics combined with transactions, multimedia, and mapping to support business workflows.  The robust code-free application development platform is designed to reduce development costs and accelerate the deployment of native mobile business apps optimized for both iOS and Android™.  Companies can build fully native iOS and Android apps that take advantage of the unique device and operating system capabilities (e.g., GPS/location, calendar, and camera) on those devices.  MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop.  With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts.  With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.  MicroStrategy Mobile is available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.

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

MicroStrategy Analytics, offered via the on-premise enterprise platform, MicroStrategy Mobile, and MicroStrategy Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During 2016, 2015, and 2014, we did not generate significant revenues from Usher.

We were incorporated as a Delaware corporation on November 17, 1989. Today, with operations in 27 countries worldwide, the Company is one of the largest independent publicly-traded analytics vendors as measured by annual revenue.

MicroStrategy 10

MicroStrategy 10 enables users to query and analyze detailed, transaction-level databases, large Hadoop® distributions, data warehouse appliances, departmental databases, cloud data sources, and user-owned data in spreadsheets. It transforms data into business insights through highly visual, interactive reports and dashboards that can be securely distributed to hundreds of thousands of users throughout an enterprise.

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

The volume of data available to enterprises is growing at a very high rate, being driven by greater transaction detail, more sensors, more external data, and more data from mobile and social media platforms. MicroStrategy 10 helps organizations worldwide take advantage of this explosive growth in enterprise data by equipping managers and employees with timely, actionable information to make data-driven business decisions.

Solutions built on MicroStrategy 10 can give analysts, managers, and executives the critical insight they need to reduce costs, better allocate resources, improve efficiencies, and optimize operations.  MicroStrategy 10 can also be used to build stronger relationships with business partners and suppliers by providing insights for managing inventory levels, analyzing supply chains, and tracking vendor performance. MicroStrategy 10 also includes predictive capabilities that enable organizations to leverage their historical data to project future business outcomes.

MicroStrategy 10 provides IT professionals with a powerful, highly automated mechanism for delivering insightful reports, visualizations, and dashboards to employees throughout an organization.  In addition, MicroStrategy 10 includes a self-service feature, MicroStrategy Visual Insight™, which enables business users to upload, prepare, and explore enterprise data on their own, without any coding or IT expertise.  With this feature, business users can spot trends and outliers in a completely visual and interactive way, thereby eliminating much of the need for IT to create reports and dashboards for them.

MicroStrategy 10 is available in two distinct end-user platforms: MicroStrategy Analytics and MicroStrategy Desktop.  MicroStrategy Analytics is designed for enterprise-scale business intelligence, supporting high performance analytics on gigabytes, terabytes, or petabytes of data.  Organizations can deploy MicroStrategy Analytics on-premise or access the same functionality within the MicroStrategy Cloud offering. MicroStrategy Desktop puts the power of MicroStrategy 10 into the hands of individual users for self-service visual analytics and data discovery.  The two products share a common user experience — making it easy to start small with self-service analytics and grow into the production-grade features of MicroStrategy Analytics.

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

•

Single platform for enterprise data discovery and analytics. MicroStrategy Analytics supports both business user and traditional IT user needs by offering various styles of BI bundled into a single comprehensive analytics platform. Business users have access to the data discovery toolset via MicroStrategy Web, MicroStrategy Desktop and MicroStrategy Mobile, and these user interfaces also allow them to consume other styles of analytics that their IT organizations have deployed, including pixel-perfect dashboards, enterprise reports and statements, scorecards, and more. Organizations do not need to resort to other point data discovery tools to gain access to agile data discovery capabilities, as they are available as an integrated part of MicroStrategy Analytics.

•

Industrial-strength analytics. MicroStrategy Analytics enables industrial-strength analytics with enterprise-caliber technology and high user- and data-scalability.  It enables centralized administration, operations, and maintenance in a unified interface and from within a unified hardware environment.  Users can connect through their mobile devices, a zero-footprint Web offering, a Desktop-based client for offline analysis and by directly injecting analytics into Microsoft® Office products — expanding the reach of business intelligence across the enterprise.

•

Data discovery at scale. MicroStrategy Analytics offers data discovery capabilities and is available to the end user across all standard user interfaces. With its HTML5 interface, users are able to connect to most data sources, ranging from personal spreadsheets to enterprise warehouses and cloud hosted sources, and can blend and prepare the data on their own without any IT support. This fully self-service work flow also allows the extension of the software to integrate with other third party capabilities.  For instance, although MicroStrategy Analytics includes a variety of out-of-the-box visualizations, it also provides the ability to include other third-party visualizations like D3 and high charts, as well as the ability to include native and third-party advanced analytics into native workflows. The dashboards that include all of these components can also be personalized and shared with thousands of users across the organization using our powerful MicroStrategy Distribution Services™.

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

•

Governed data discovery. MicroStrategy Analytics enables organizations to achieve data consistency and governance across every report, dashboard, visualization, and user within the system through a trusted and centralized metadata store. By leveraging our reusable metadata to define, manage, and maintain common definitions for metrics, attributes, data sets, and other objects through governed data discovery, organizations can lower the overall cost of developing new analytical outputs (such as reports or dashboards), while helping to ensure that the information delivered in those outputs is accurate, governed, and timely. MicroStrategy Analytics not only provides governance via centralized IT deployments where the dashboards and applications are based around a centralized metadata store, but also offers the ability to promote Desktop-based dashboards created by business users to the MicroStrategy Server, and to map external data assets to certified data systems.

•

Heterogeneous access, joining and preparation of data from across the enterprise.  MicroStrategy Analytics enables organizations to create integrated views of data across heterogeneous data stores. By mapping conforming dimensions from multiple sources within the MicroStrategy object model, the platform automatically joins data from multiple sources in the same table, chart, or visualization. Additionally, MicroStrategy Analytics also offers self-service data connect options to business users, who do not need to rely on data modeling or architecting to access any data source. Data can come from any source including most relational and columnar data warehouses, data marts, Apache™ Hadoop, SAP® Business Information Warehouse (SAP BW), Microsoft SQL Server® Analysis Services, IBM® Cognos® TM1®, Oracle® Essbase, Salesforce®, social media sources such as Twitter and Facebook, and many other operational system databases. In addition to allowing users to connect to these data sources, MicroStrategy Analytics offers data preparation and wrangling capabilities that allow business users to transform their data for improved analysis.

•

Integration of advanced analytics into mainstream reporting and analyses. MicroStrategy Analytics’ analytic engine includes predictive capabilities in MicroStrategy reports and analyses. The analytic engine can train and calculate many of the primary data mining functions, including time-series, association rules, clustering, regression, and decision-tree algorithms. Hand-in-hand with this calculation capability, MicroStrategy Analytics also includes the ability to import data mining models directly from data mining products from vendors like IBM SPSS®, Teradata®, and SAS® using the predictive modeling mark-up language (PMML) standard, and by embedding R statistical packages in the platform. With this capability, data mining models, such as neural network algorithms, rule set algorithms, and support vector machines, as well as ensembles of models, can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, the MicroStrategy Data Mining Services™ extension enables these metrics to be used freely and calculated quickly in reports, analyses, and alerts. A key capability of MicroStrategy Analytics is that business users can now readily tap into over 350 advanced analytics and statistical functions for data discovery purposes, and these functions are included within an easily accessible library.

•

Support for large data volumes and all major relational database/hardware combinations.  MicroStrategy Analytics supports systems with very large data volumes and is specifically optimized to support all major relational database platforms, Hadoop distributions, and data appliances commonly used for business intelligence systems, as well as multi-dimensional databases, such as SAP BW.  Important features of our solution in this area include:

o	Native connectors to HDFS, in addition to the hive options to connect to Cloudera®, Hortonworks®, and MapR®, among other Big Data sources;
o

Available with MicroStrategy 10, and included as an integrated part of the MicroStrategy Server product are highly scalable, in-memory cubes that can now be partitioned and support parallel processing. This new advancement in in-memory architecture allows organizations to store a greater volume of data in memory and offers faster processing;

o	Dynamically generated SQL, multidimensional expressions (MDX), and Hadoop queries that optimize the performance of each major database;
o	Very Large Database (VLDB) parameters that allow individual reports to be tuned for performance;

o	Support for hand-written SQL, Hadoop, and XQuery queries;
o	Ability to support very large user populations; and
o	Highly reliable up-time, even in high volume applications.
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

•

Customizable applications and Embedded BI. MicroStrategy Analytics applications can be customized extensively using proprietary SDK capabilities. This allows organizations to brand Web and mobile-based applications, and embed these applications directly into other corporate applications. White labeling for portal integration, single sign-on, and direct integration into other software increase the deployment options of MicroStrategy Analytics and allow IT groups to roll out analytics to the entire organization in a customizable manner, while still being able to leverage investments made in other technologies.

MicroStrategy’s Metadata Architecture

The core differentiator of our products stems from their metadata-based centralized architecture, which has been built and refined over many years and provides access to enterprise data using familiar business terms, rules, and logic. The portable, flexible, reusable, object-oriented and dynamic nature of the metadata provides an efficient BI application and mobile app development platform while maximizing maintainability and enforcing enterprise-wide consistency. The dynamic behavior of metadata in our products helps ensure consistency across business definitions, and minimizes the number of objects created, stored, and managed.  Other BI technologies are limited in their reuse capabilities, forcing developers to create the same components over and over again for use in each individual report.

MicroStrategy Server

MicroStrategy Server is the architectural foundation of MicroStrategy 10. It provides the core analytical processing and job management for all reporting, analysis, and monitoring applications. It provides a powerful, comprehensive set of features necessary for a scalable, fault-tolerant, enterprise-wide business intelligence system.

As the central contact point to metadata, MicroStrategy Server dynamically assembles the metadata objects to create optimized, multi-pass SQL queries for every major relational database, HiveQL queries for Hadoop distributions like Cloudera, MapR, Hortonworks, and Amazon EMR, interactive queries for real-time distributed SQL processing, optimized connectivity for NoSQL sources like Apache Cassandra™, HBase™, and MongoDB®, native connectivity to HDFS via MicroStrategy Hadoop Gateway, and MDX queries for multidimensional data sources. MicroStrategy Server retrieves the data, performs any additional analytical calculations not available in the databases, formats the report, and delivers the reports to business users via the MicroStrategy Web, Mobile, Office, or Desktop interfaces.

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

MicroStrategy Web architecture provides a single, consistent interface to users whether the BI application is departmental and internal, or an extranet application deployed to hundreds of thousands of users.  MicroStrategy Web allows business users of any skill level to move fluidly between various styles of BI to satisfy their reporting, analysis, and monitoring needs.

MicroStrategy Desktop

MicroStrategy Desktop is a free, standalone, on-premise, single-user tool for fast, powerful, and easy-to-use self-service visual data discovery.  It enables business users to analyze and gain valuable insight and understanding into their organizations’ data by quickly creating stunning, useful visualizations and dashboards, without assistance from the IT department.  MicroStrategy Desktop can be readily downloaded and installed on a PC or Mac, making the power of MicroStrategy 10 easily available. MicroStrategy Desktop can be used while offline and while not connected to MicroStrategy Server, and can connect to the MicroStrategy Server when needed. This user interface can help introduce MicroStrategy 10 to smaller departments that are looking for quick and easy deployment options. It offers easy migration options to the Enterprise edition of MicroStrategy Analytics, and all analytical content developed with MicroStrategy Desktop may be promoted to the MicroStrategy Server and can be consumed by the other user interfaces offered with MicroStrategy, such as MicroStrategy Web and MicroStrategy Mobile.

MicroStrategy Analytics Releases in 2016

MicroStrategy Analytics currently includes the following significant functional enhancements made during 2016:

•	Reusable document themes and dataset replacement. Developers and analysts can repurpose document design across horizontals and verticals and reduce design time.
•

Annotate and share on MicroStrategy Desktop. Highlight data points and add comments to enhance user experience with better collaboration and sharing. Previously available with MicroStrategy Mobile, this feature is now available with MicroStrategy Desktop as well.

•	Customizable home screen. Design custom home pages with enhanced branding and menu bars with personalized folder structures.
•	Express install. Allows administrators to install the enterprise platform faster by auto-configuring the prerequisites.
•	Combine multiple dashboards. Collaborate faster with other teams by consolidating multiple dashboards within a single application to create a dossier of reports and dashboards.
•	New Custom Visualization Gallery. Publicly available library of pre-configured custom visualizations for end users available on MicroStrategy Community.
•	Attribute thresholds. Highlight attribute elements in reports and dashboards using conditional thresholds and criteria.
•	Easily import custom visualizations. New workflows allow end users to quickly import D3 visualizations with a single click.
•	Develop custom visualizations in MicroStrategy Desktop. MicroStrategy Desktop can be used to build custom visualizations with fewer lines of code.

•	Work and User Fencing. Fence subscription and distribution workloads to dedicated instances to help avoid stability risk and downtimes, and optimize throughput.
•

Support for more data sources. MicroStrategy Analytics allows business users to readily connect to OData and SAS data files. MicroStrategy Analytics also offers certifications for new data sources such as Teradata 16, IBM DB2 11 and the latest Azure® SQL database, and delivers an enhanced native connector to Salesforce.

•	Enhanced Big Data connectivity. More push down functions supported with the latest drivers from leading Big Data providers in the market.
•	Support for RESTful APIs. Retrieve data from MicroStrategy in JSON format with advanced filtering capabilities to build custom applications.
•

New MicroStrategy Enterprise Manager™ dashboards. Newly designed dashboards are available out of the box with MicroStrategy Enterprise Manager to allow administrators to gain high-level operating status of the MicroStrategy environment.

•	New map visualization. New base maps support both ESRI® and Google Maps™, and allow multiple layers of information on one map.
•	Distribute interactive dashboards. New dashboard distribution capabilities allow users to schedule and send interactive files to thousands of users for offline data discovery.
•	Revamped export engine for PDFs. Re-architected export engine allows users to create highly formatted PDFs supporting D3, maps, bookmarks and large grids.

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

MicroStrategy Mobile

Our consistently highly-rated mobile offering extends beyond basic mobile analytics to deliver an innovative mobile app platform that makes building a variety of mobile business apps easier and faster.

MicroStrategy Mobile is fully integrated into the MicroStrategy Analytics platform, so it is easy to leverage existing visualizations, reports and dashboards to instantly deploy mobile business intelligence. In addition, MicroStrategy Mobile extends beyond analytics to enable organizations to rapidly build custom mobile applications that deliver analytics combined with transactions, multimedia and mapping to support business workflows. The robust code-free application development platform is designed to reduce development costs and accelerate the deployment of native mobile business apps—optimized for both iOS and Android. Companies can build fully native iOS and Android apps that take advantage of the unique device and operating system capabilities (e.g., GPS/location, calendar, and camera) on those devices. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop.  With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts.  With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.

MicroStrategy Mobile is available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.

Key benefits of MicroStrategy Mobile include:

•

Increased employee productivity by gaining new efficiencies and cutting decision times. MicroStrategy Mobile computing can dramatically improve personal productivity, replacing how people write, carry, touch, and decide today. MicroStrategy Mobile puts materials, information, and system access on devices that can be always on, always connected, and always in reach.

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

•	High performance mobilization. MicroStrategy Mobile provides compelling and high-performance MicroStrategy Mobile powered apps that can help maximize impact, durability, and adoption.

MicroStrategy Mobile Releases in 2016

MicroStrategy Mobile currently includes the following significant functional enhancements made during 2016:

•

Increased efficiency with new search feature in data-driven input controls. A new search capability in data-driven input controls allows users to quickly find and select desired inputs within long element lists when filling out transactional forms. Users can now use keywords to get real-time responses in the search result, which greatly reduces the time to locate elements.

•

Access custom visualizations, including D3, offline. Custom visualizations caching is now supported. In addition to providing offline access, this feature improves the performance of custom visualizations dramatically once cached.

•

Streamlined ability to add multiple photos. MicroStrategy Mobile streamlines the workflow to add multiple photos in a transaction. Users have an intermediate step to browse the selected photos, remove/add photos, and edit captions before submitting the photos in the transaction.

•

Support for multi-layers on maps for iOS. Layer different datasets on the same map for quick comparison and visual correlation. Each layer can leverage different data visualizations, including markers, bubbles, density, and more. Use the interactive filters to hide and show the multiple layers.

•	Ability to export reports to Excel. Export reports directly from mobile devices to Excel for further analysis, and share exported reports via e-mail.
•

Enterprise Mobility Management support via AppConfig for iOS. In addition to native integration support with AirWatch®, MobileIron® and Good Dynamics™, MicroStrategy Mobile provides native integration to configure and help secure iOS apps based on AppConfig guidelines. The integration with AppConfig provides more consistent, open and simple ways to configure and help secure mobile apps.

•

Improved native Android mobile client. MicroStrategy Mobile delivers increased functionality in its Android mobile client, introducing integration with push notifications and support for D3 visualizations.

•

Improved visualizations and charts for MicroStrategy Mobile. MicroStrategy Mobile is now able to support a greater number of popular, Web-based visualizations from the Custom Visualization Gallery, such as the KPI and Funnel visualizations. MicroStrategy Mobile now also supports custom properties and color palettes for D3 custom visualizations. Enhancements to the combination charts also allow users to render Ticker, Circle and Square chart types on MicroStrategy Mobile, allowing for richer data visualizations.

•

Customizable error messages on iOS mobile devices. MicroStrategy Mobile for iOS now supports customized error messages, expanding the ability to communicate across devices. Users can create error messages that reflect specific issues that they may be encountering when manipulating data.

•

Unified mapping for easier maintenance and seamless user experience. As in MicroStrategy Web, a single, unified map visualization supporting both ESRI and Google base maps, can now render functionalities seamlessly on iOS and Android devices. Consolidating two map visualizations into one can reduce long-term maintenance costs and improve map usability and the deployment process for users.

•

View multiple layers on maps in dashboards. On iOS, users can now leverage multiple layers to visualize different metrics or datasets, each using a different visualization type (e.g., areas, bubbles, markers or density map). This capability enables users to overlay information and visually correlate data points on a single map view.

•

Help secure Android apps with native AirWatch integration. We released a new Android AirWatch SDK that provides customers with a reliable integration with AirWatch to deploy Android apps to authorized devices and users. With the new Android AirWatch SDK, users can enable data loss prevention settings to protect sensitive data and restrict moving content outside the app.

MicroStrategy Mobile Technology Strategy

We continue to invest in enhancing MicroStrategy Mobile to empower our customers with the ability to build apps that drive their businesses forward and deliver revolutionary applications to their employees, partners, prospects, and customers. We continue to invest in enhancing MicroStrategy Mobile’s overall performance and security as well as its three core capability areas: analytics, transactions, and multimedia. We remain focused on delivering the most compelling native end user experience on devices that are adopted by enterprises. New features specific to supported operating systems will take advantage of the native API’s and incorporate new OS capabilities into apps built by our customers.

We also continue to invest in bringing to life mobile apps in an easy, fast, and flexible way. We will continue to enhance our MicroStrategy Mobile technology to deliver an experience that is philosophically “user first” by combining a powerful user experience on top of a dynamic and accessible development infrastructure.

Usher

Usher is a digital credential and identity intelligence offering that provides a highly secure, convenient way for organizations to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories. Usher can be used as a powerful enterprise productivity and workforce management resource because it is designed to enable managers to gain an almost real-time window into the location and activity of their distributed workforces, while providing powerful interactive features to manage or direct them. With the addition of Usher Professional, administrators can track user activity on a nearly real-time map using access telemetry.  They can also engage in two-way communications with users from the Usher application.  Usher works on standard smartphones running on iOS or the Android platform, and boasts an Apple Watch integration.  Through the use of Bluetooth, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities.  By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s digital credential solution addresses some of the biggest challenges facing corporations today, including authentication, identity and access management, and resource authorization, while applying industry leading business intelligence and analytics to an enterprise’s infrastructure. Usher is available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.

Usher can appeal to businesses, universities, associations, governments, and other organizations because it adds a layer of security to their systems, physical spaces, and transactions that would otherwise be technically difficult or cost-prohibitive. Usher is designed to secure an enterprise by offering an alternative to existing forms of identification and authentication.  Usher is designed to provide a more secure alternative to passwords, which can be stolen or cracked.  Usher is also designed to help reduce identity-related fraud by replacing physical ID cards that can be counterfeited and stolen.

Key benefits of Usher include:

•	Identity protection. Usher mobile identities are designed to be more secure than traditional physical forms of identity, which can be stolen and counterfeited.
•	Authentication. Usher is designed to provide a more secure alternative to passwords — which can be the weak link exploited by cybercrime attacks — with secure mobile identities.
•	Physical access control. Usher users can unlock doors by tapping on a “digital key” or by scanning a QR code. If a device is Bluetooth-enabled, a user can unlock a door simply by approaching it.
•	Workforce management. Usher can collect data about the locations of users’ Usher activity, enabling managers to remotely monitor and direct distributed workforces.
•	Activity analysis. Usher uses MicroStrategy 10 to monitor and analyze Usher user activity.
•	Convenience and cost-effectiveness. Usher allows users to carry their business credentials in digital form on their smartphones. Enterprises can reduce costs associated with the distribution and

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

MicroStrategy Cloud

MicroStrategy Cloud offers an integrated and optimized cloud business analytics platform that combines infrastructure, technology, people, and processes to offer analytics as a service to our customers. MicroStrategy Cloud builds on MicroStrategy 10, and adds class-leading ETL and database technology to provide an agile, high performance, elastic, and cost-effective analytics platform.

MicroStrategy Cloud provides our customers MicroStrategy 10 offerings through a Platform-as-a-Service (PaaS) solution hosted in the cloud. In addition to MicroStrategy Analytics and MicroStrategy Mobile, MicroStrategy Cloud also offers data integration ETL and data hosting services. The MicroStrategy Cloud PaaS provides customers with infrastructure (data center space, rack space, power, cooling, and servers), technology platforms (analytics, mobile data integration, and data hosting), operations, support, and expert analytics practitioners for a subscription fee with no upfront capital investment. MicroStrategy Cloud can offer improved time to market, higher performance, and lower overall total cost of ownership compared to traditional on-premise deployments.

MicroStrategy Analytics are offered on the AWS Marketplace® as a self-service customer managed solution where customers can launch their own MicroStrategy environments within minutes and start using our full MicroStrategy Analytics offering at a subscription or yearly fee.

Key benefits of MicroStrategy Cloud include:

•

Agile rapid application development and secure deployment. MicroStrategy Cloud provides the infrastructure, technology, processes, and experts that a customer needs to develop and securely deploy applications quickly. The entire service has been pre-packaged and optimized, and is supported by expert analytics practitioners. This solution allows our customers to get to market much more quickly than traditional approaches and react to business changes as they happen.

•

High performance analytics applications. MicroStrategy Cloud combines the high performance characteristics of MicroStrategy Analytics and MicroStrategy Mobile with high performance servers and network infrastructure. This integration allows our customers to deploy analytics and mobile applications on demand, allowing them to serve their customers more quickly and efficiently.

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

•	Global availability. Leveraging AWS, MicroStrategy Analytics is now available in all AWS data centers spanning 16 regions on 5 continents.

MicroStrategy Cloud Technology Strategy

MicroStrategy Cloud offers organizations an alternate purchase and deployment model for business analytics, compared to traditional on-premise deployments. Instead of making large upfront capital investments and building large support teams, MicroStrategy Cloud allows organizations to purchase analytics as a service with no upfront capital investments. Instead, it offers a payment structure that scales with the business requirements.

Our MicroStrategy Cloud technology strategy is focused on continuing to enhance the reliability, self-service, performance, and scalability of our offering. We also seek to differentiate our offering by investing in enhancing the security process and infrastructure around our service, monitoring existing security and compliance certifications, and obtaining new certifications.

Product Support and Other Services

MicroStrategy Services™ is comprised of the following services lines:

MicroStrategy Technology Services

The Technology Services department improves the customer experience with MicroStrategy and provides technical product support to customers and partners specific to MicroStrategy software products.  Additionally, Technology Services is responsible for negotiating and maintaining support contracts with our customers and partners alike, including support services for MicroStrategy Cloud customers. The department is comprised of the following groups:

Customer Support Group (CSG).  CSG is a team of Technical Support Engineers responsible for providing first level technical support to customers, partners, and prospects.

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

MicroStrategy Professional Services™

MicroStrategy Professional Services provides our customers with consulting and advisory expertise to help drive critical analytics and mobile solutions across key industries. We utilize our deep expertise, thought leadership, and extensive MicroStrategy resources to guide our customers in defining, developing, and delivering core business analytics solutions for their enterprises. These solutions provide our customers with greater access to critical business information and help them make better business decisions faster.  As a unified team with MicroStrategy product engineering, technical support and account executives, MicroStrategy Professional Services delivers world-class advisory services to our customers to help maximize the value of the MicroStrategy platform.  We differentiate ourselves in the following ways:

Experience and expertise.  With MicroStrategy Professional Services customers worldwide across many industries, we leverage our deep institutional knowledge to help achieve a high return on investment (“ROI”) for customers.

Thought leadership and innovation. Our consultants not only follow best practices, they also create them. We help drive real business results that benefit our customers’ bottom lines, enterprise-wide.

One MicroStrategy. Our consultants work with the backing of the MicroStrategy product engineering, technical support and account teams to continue to partner with customers to help ensure a high adoption rate, positive ROI, and increased BI maturity.

MicroStrategy Professional Services is a worldwide organization with operations in North America, South America, Europe, and Asia Pacific, delivering projects to customers across all major industries. Our Global Delivery Center™ (“GDC”) is key to our global delivery model.  Located in Warsaw, Poland, the GDC is a hub of several hundred consultants who support analytics projects directly at customer sites around the world or remotely. With functional and business management practices, the appropriate experts can transition on and off projects as needed.  The GDC can quickly scale up or down to meet unique technical and industry requirements.  Integrating the GDC with on-site project resources is a flexible and cost-efficient way to receive highly specialized services.

MicroStrategy Education Services

MicroStrategy Education Services offers education solutions and skill set development for customers and partners.  Our expansive course catalog is built on content to develop specialist, master or expert skills for analysts, developers, administrators and end users. We provide our customers with multiple learning options by offering our courses through online instructor-led courses, private on-site engagements, and self-paced on-demand courses. Our certified MicroStrategy training consultants also develop an ongoing education program to meet our customers’ specific business needs.

Marketing and Sales and Services Strategy

Our business objective is to become the leading enterprise software platform provider for analytics and mobility to the largest enterprises, governments, and the largest databases and data providers in the world.  Synergies between sales and marketing to help grow the Company and improve market momentum include the following key elements:

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

We continually seek to increase our brand awareness by focusing our messaging on the possibilities for value creation and the benefits of using our platforms, and competitive differentiators. The channels we use to communicate with these constituencies include:

•	User conferences;
•	Advertising;
•	Direct e-mail;
•	Free and evaluation software;
•	Industry awards;
•	Industry events;
•	Media coverage;
•	Mobile application downloads;
•	Our Website;
•	Social media;
•	Channel partners; and
•	Word of mouth and peer references.

Each quarter in 2016, we hosted symposia events in cities across North America, Europe, the Middle East and Asia. These events offered IT and business users an opportunity to network, attend workshops, and learn about real-world MicroStrategy 10 applications from our customers. These events also featured topics on analytics and mobile applications in retail, banking, higher education, healthcare and other sectors being transformed by Big Data. We will continue to host symposia events where we will highlight opportunities to drive the adoption of business intelligence across organizations, reduce costs through tool consolidation, and empower the workforce to be more productive – all of which can help attendees plan and achieve their analytics goals.

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

Customers

Our customers include leading companies from a range of industries, as well as the public sector. Below is a representative list of organizations that currently use our products and services.

Retail: Coach; Co-op; Deichmann SE; Giant Tiger Stores Limited; GUESS?, Inc.; La Perla; Lowe’s Companies, Inc.; New York & Company, Inc.; Pacific Sunwear of California, Inc.; Spar Austria; Staples, Inc.; The Container Store, Inc.

Financial Services and Insurance: Banco Bilbao Vizcaya Argentaria, S.A. (BBVA); Bankia; Caisse d’Epargne Cote d’Azur; Länsförsäkringar AB; Société Générale S.A.; Zurich Insurance Group

Pharmaceutical and Healthcare:  Ceva Sante Animale; Cincinnati Children’s Medical Center; HealthTrust; NHS Scotland’s Golden Jubilee National Hospital; Vizient

Manufacturing: Cardinal Glass Industries; Kinross Gold Corporation; Michelin; Republic National Distributing Company, LLC; Rite-Hite Holding Corporation; The Sherwin-Williams Company; Watsco; Weiler Corporation; Wilton Industries, Inc.

Technology, Media, and Telecommunications: Adobe; Amazon; AutoTrader.com; BMC Software; eBay Inc.; eHarmony; Eyefreight; Facebook; Houghton Mifflin Harcourt; Iridium Communications Inc.; Keysight Technologies; LinkedIn Corporation; Netflix, Inc.; The Nielsen Company; Sonic Automotive; Thomson Reuters; Yahoo!

Consumer Goods: Grupo Alsea Mexico; Chiquita Brands International, Inc.; Danone; Dr Pepper Snapple Group, Inc.; Electronic Partner Benelux; McCain Foods

Government, Public Services, and Education: American University; Brussels Airport; Centers for Medicare & Medicaid Services; City of Austin (TX); DFW International Airport; International Post Corporation; Texas Department of Transportation; Transportation Security Administration (US); U.S. Postal Service; Virginia Tech

Restaurants: Chipotle Mexican Grill, Inc.; Domino’s Pizza, Inc.; Logan’s Roadhouse, Inc.; Starbucks Coffee Company

Hospitality and Leisure: 24 Hour Fitness; Accor S.A.; Hilton Worldwide; Omega World Travel; Orbitz Worldwide; Royal Caribbean International; Starwood Hotels & Resorts Worldwide, Inc.; Tsogo Sun

Competition

MicroStrategy 10 and MicroStrategy Cloud Competitors

The analytics market is highly competitive and subject to rapidly changing technology paradigms.  Within the analytics space, we compete with many different vendors, including (i) large software vendors, such as IBM (Cognos), SAP (BO), Microsoft (Power BI), and Oracle (OBIEE), that provide one or more products that directly compete with our products, (ii) open source analytics vendors such as OpenText Analytics and Hitachi (Pentaho®), (iii) various other analytics software providers, such as Qlik, Tableau Software, TIBCO, Information Builders, and the SAS Institute, and (iv) other vendors offering cloud-based offerings, such as GoodData and Birst. Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across analytics implementation projects of varying sizes.  Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our revenue from both existing and prospective customers.

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

2014 Restructuring Plan

In the third quarter of 2014, we committed to a restructuring plan (the “2014 Restructuring Plan”) to streamline our workforce and spending to better align our cost structure with our business strategy, including reducing our workforce by 777 employees.  We implemented substantially all of the 2014 Restructuring Plan by the end of 2014.  The 2014 Restructuring Plan resulted in pre-tax restructuring charges of $0.3 million and $14.7 million for the years ended 2015 and 2014, respectively.  Pre-tax restructuring charges were not material for the year ended 2016.  We do not expect any future costs associated with the 2014 Restructuring Plan.  See Note 8, Restructuring, to the Consolidated Financial Statements in “Part IV. Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K for further detail on the 2014 Restructuring Plan.  In addition to the 2014 Restructuring Plan, we have implemented other internal cost-savings initiatives.

Employees

As of December 31, 2016, we had a total of 2,133 employees, of whom 1,048 were based in the United States and 1,085 were based internationally. Of our 2,133 employees, 587 were engaged in sales and marketing, 512 in research and development, 711 in subscription, product support, consulting, and education services, and 323 in finance, administration, and corporate operations. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries some employees are members of trade or local unions.  In France, our employees are represented by a works council as required by local law. We have not experienced any work stoppages and consider our relations with our employees to be good.

The following table summarizes employee headcount as of the dates indicated and reflects changes resulting from the 2014 Restructuring Plan as well as new hires and terminations outside the 2014 Restructuring Plan:

	December 31,	December 31,	December 31,
	2014	2015	2016
Subscription services	57	37	48
Product support	138	131	171
Consulting	600	467	453
Education	24	28	39
Sales and marketing	662	513	587
Research and development	645	461	512
General and administrative	344	310	323
Total headcount	2,470	1,947	2,133

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

Available Information

Our Website is located at www.microstrategy.com.  We make available free of charge, on or through the Investor Relations section of our Website (http://ir.microstrategy.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”).  Information found on our Website is not part of this Annual Report or any other report filed with the SEC.  The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We may not be able to sustain or increase profitability in the future

We generated net income for each of the fiscal years ended December 31, 2016, 2015, and 2014; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of December 31, 2016, we had $11.7 million of deferred tax assets, net of a $0.8 million valuation allowance. If we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, some of which have been adopted or are under active consideration by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In addition, in the United States, proposals for broad reform of the existing corporate tax system are under evaluation by various legislative and administrative bodies and by the new Presidential administration, but the likelihood of enactment of any such proposals (whether in their current forms or with modifications) is unclear, and it is not possible to accurately determine their overall impact on our effective tax rate at this time.

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

We depend on revenue from a single suite of products and related services

Our MicroStrategy Analytics, MicroStrategy Mobile, and MicroStrategy Cloud products and related services account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the adoption or prices of, these products and related services as a result of, among other factors, any change in our pricing model, increased competition, maturation in the markets for these products, or other risks described in this Annual Report.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, original equipment manufacturers, and technology partners to license and support our products.  For the year ended December 31, 2016, transactions by channel partners for which we recognized revenues accounted for 16.9% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

In addition, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us.  For example, some of our agreements with our channel partners prescribe the terms and conditions pursuant to which they are authorized to resell or distribute our software and offer technical support and related services.  We also typically require our channel partners to represent to us the details of product licenses transactions sold to end user customers.  If our channel partners do not comply with their contractual obligations to us, our business, results of operations, and financial condition may be materially adversely affected.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $221.0 million as of December 31, 2016.  We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $101.5 million, resulting in net current and non-current deferred revenue and advance payments of $119.5 million as of December 31, 2016.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 39.3%, 38.3%, and 41.1% of our total revenues for the years ended December 31, 2016, 2015, and 2014, respectively. Our international operations require significant management attention and financial resources.

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

Various corporate tax reform bills and other proposals have been or are currently under consideration by Congress and the new Presidential administration.  These proposals include, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts, the reduction or elimination of certain corporate tax incentives, modifications to the existing regime for taxing overseas earnings (including consideration of a minimum tax on adjusted unrepatriated foreign earnings and a cash flow tax with border adjustments that could treat imports less favorably than exports), and measures to prevent base erosion and profit shifting.  It is not clear whether, or to what extent, these proposals may be enacted.  Although the overall impact that such proposals may have on our future effective tax rate is unclear at this time, significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the years ended December 31, 2016, 2015, and 2014, our top three product licenses transactions with recognized revenue totaled $9.2 million, $7.4 million, and $6.4 million respectively, or 8.1%, 6.2%, and 5.1% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transaction.  These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

We depend on technology licensed to us by third parties, and the loss of this technology could impair our software, delay implementation of our offerings, or force us to pay higher license fees

We license third-party technologies that are incorporated into or utilized by our existing offerings. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party software for future offerings. In addition, we may be unable to renegotiate acceptable third-party license terms, or we may be subject to infringement liability if third-party software that we license is found to infringe intellectual property rights of others. Changes in or the loss of third-party licenses could lead to a material increase in our costs, or to our software offerings becoming inoperable or their performance being materially reduced. As a result, we may need to incur additional development costs to help ensure continued performance of our offerings, and we may experience a decreased demand for our offerings.

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

Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations or applicable privacy policies, could materially adversely affect our business

Aspects of our business, including our cloud services offerings and Usher, involve collecting, processing, disclosing, storing, and transmitting personal data, which is subject to certain privacy policies and certain federal, state, and foreign laws, regulations, and directives relating to privacy and data protection.  The amount of customer and employee data that we store through our cloud services offerings, networks, and other systems, including personal data, is increasing.  In addition, the types of data subject to protection as personal data in the European Union, the United States, and elsewhere have been expanding.  In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, financial services, and government data.  For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act (“HIPAA”).  HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance.  Entities performing certain functions that engage in creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to enforcement under HIPAA.  Our access to protected health information through our cloud services offerings triggers obligations to comply with certain privacy rules and data security requirements under HIPAA.

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

Various federal, state, and foreign legislative, regulatory, or other governmental bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, and data protection that could materially adversely impact our business.  For example, in October 2015, the Court of Justice of the European Union issued a ruling that declared the U.S.-EU Safe Harbor Framework invalid.  Following this ruling, U.S. and European authorities agreed to, and in July 2016 the European Commission formally adopted, a new mechanism for lawfully transferring personal data from the European Union to the United States, referred to as the “Privacy Shield.”  In addition, in April 2016, the European Parliament and the Council of the European Union formally adopted a comprehensive general data protection regulation, which will take effect in May 2018.  Complying with these and other changing requirements could cause us or our customers to incur substantial costs, require us to change our business practices, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results.  In addition, the Privacy Shield, as well as other mechanisms for lawfully transferring personal data of European residents from the European Union to the United States and other countries are being challenged in European courts, which could lead to uncertainty about the legality of such transfers, or burdensome or inconsistent legal requirements.  New laws or regulations restricting or limiting the collection or use of mobile data could also reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we or our third-party service providers experience a security breach and unauthorized parties obtain access to our customers’ or channel partners’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’ and channel partners’ information and data as well as our own, including in our cloud services offerings, networks, and other systems.  There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against all current or future security threats.  For example, security measures may be breached as a result of technological error, computer viruses, or third-party action, including intentional misconduct by computer hackers, physical break-ins, the actions of state actors, industrial espionage, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as user names or passwords, and employee, customer or channel partner error or malfeasance.  High-profile security breaches at other companies have increased in recent years.  A security breach could result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of our customers’ or channel partners’ data, our data (including our proprietary information, intellectual property, or trade secrets), or our cloud services offerings, networks, or other systems.  Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures.  Third parties may also conduct attacks designed to temporarily deny customers access to our services.  Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reducing the demand for our offerings and our revenue, disrupt our normal business operations, require us to spend material resources to investigate or correct the breach, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and materially adversely affect our operating results.  These risks will increase as we continue to grow the number and scale of our cloud-based offerings, and process, store, and transmit increasingly large amounts of our customers’, channel partners’, and our own information and data, which may include proprietary or confidential data or personal or identifying information.

Our intellectual property is valuable, and any inability to protect it could reduce the value of our products, services, and brand

We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures, and contractual commitments to protect our intellectual property. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented, or challenged. Any of our pending or future patent applications, whether or not currently being challenged, may not be issued with the scope of the claims we seek, if at all. Moreover, recent amendments to and developing jurisprudence regarding U.S. patent law may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, although we generally enter into confidentiality agreements with our employees, our former employees may seek employment with our business partners, customers, or competitors, and there can be no assurance that the confidential nature of our intellectual property will be maintained. Furthermore, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive.

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

For information regarding certain pending intellectual property litigation, see “Part I. Item 3. Legal Proceedings.”

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of January 30, 2017, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.4% of the total voting power.  As of January 30, 2017, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.6% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

In light of our status as a controlled company, our Board of Directors has determined not to establish an independent nominating committee or have its independent directors exercise the nominating function, and has elected instead to have the Board of Directors be directly responsible for nominating members of the Board.  A majority of our Board of Directors is currently comprised of independent directors, and our Board of Directors has established a Compensation Committee comprised entirely of independent directors. The Compensation Committee determines the compensation of our Chief Executive Officer.  However, our Board of Directors has authorized our Chief Executive Officer to determine the compensation of executive officers other than himself, rather than having such compensation determined by the Compensation Committee, except that certain executive officer compensation that is intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code is determined by the Compensation Committee pursuant to the requirements of Section 162(m).  Awards under our 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) are also approved by the Compensation Committee.  Additionally, while our Compensation Committee is empowered with the authority to retain and terminate outside counsel, compensation consultants, and other experts or consultants, it is not required to assess their independence.

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

Revenue recognition accounting pronouncements may materially adversely affect our reported results of operations

We continuously review our compliance with all new and existing revenue recognition accounting pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance.  See Note 3, Recent Accounting Standards, to the Consolidated Financial Statements in “Part IV. Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding ASU 2014-09.  We continue to evaluate the impact of this guidance on our consolidated financial position, results of operations, and cash flows. Depending on the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines, and interpretations, we may be required to modify our reported results, revenue recognition policies, or business practices, which could materially adversely affect our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2016, we leased approximately 214,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010.  The corporate headquarters office lease includes tenant incentives and allowances that we may use for leasehold improvements.  The term of the lease expires in December 2020.

In addition, we lease offices in U.S. and foreign locations for our services and support, sales and marketing, research and development, and administrative personnel. As of December 31, 2016, we leased approximately 34,000 square feet of office space in the United States, in addition to our corporate headquarters, and approximately 188,000 square feet of office space in various foreign locations.

Item 3.	Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts (the “District Court”). The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “‘502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server™, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support.  The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the District Court entered summary judgment against DataTern.  In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”).  In December 2014, the Federal Circuit issued an opinion vacating the District Court’s summary judgment, stating that the claim construction on which the summary judgment was based was incorrect.  In January 2015, the case was remanded to the District Court for further proceedings.  A claim construction ruling was issued in February 2017.  We have received indemnification requests from certain of our channel partners and customers who were sued by DataTern in the District Court in lawsuits alleging infringement of the ‘502 Patent.  The proceedings against these channel partners and customers have been stayed pending the resolution of DataTern’s lawsuit against the Company.  The outcome of these matters is not presently determinable.

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

Our class A common stock is traded on the NASDAQ Global Select Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2016
First Quarter	$182.30	$141.01
Second Quarter	195.99	165.02
Third Quarter	191.76	161.90
Fourth Quarter	207.28	162.72
Year ended December 31, 2015
First Quarter	$182.62	$150.01
Second Quarter	197.89	165.91
Third Quarter	226.48	168.63
Fourth Quarter	209.77	164.19

There is no established public trading market for our class B common stock.  As of January 30, 2017, there were approximately 1,529 stockholders of record of our class A common stock and three stockholders of record of our class B common stock.

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

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2016 – October 31, 2016	0	N/A	0	$454,708,615
November 1, 2016 – November 30, 2016	0	N/A	0	$454,708,615
December 1, 2016 – December 31, 2016	0	N/A	0	$454,708,615
Total:	0	N/A	0	$454,708,615

(1)

On July 28, 2005, we announced that the Board of Directors authorized us to repurchase up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”).  On April 29, 2008, the Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million and extended the term of the 2005 Share Repurchase Program to April 29, 2013.  On

April 25, 2013, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2018, although the program may be suspended or discontinued by us at any time.  The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any other funding arrangements that we may enter into in the future.  As of December 31, 2016, pursuant to the 2005 Share Repurchase Program, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million.  As of December 31, 2016, $454.7 million of our class A common stock remained available for repurchase pursuant to the 2005 Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

Performance Graph

The following graph compares the cumulative total stockholder return on our class A common stock from December 30, 2011 (the last trading day before the beginning of our fifth preceding fiscal year) to December 30, 2016 (the last trading day of the fiscal year ended December 31, 2016) with the cumulative total return of (i) the Total Return Index for The NASDAQ Stock Market (U.S. Companies) (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer Index.  The graph assumes the investment of $100.00 on December 30, 2011 in our class A common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index, and assumes that any dividends are reinvested. Measurement points are December 30, 2011, December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015, and December 30, 2016.

	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15	12/30/16
MicroStrategy Incorporated	$100.00	$86.21	$114.70	$149.93	$165.52	$182.24
NASDAQ Composite Index	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
NASDAQ Computer Index	$100.00	$113.97	$152.79	$185.94	$200.19	$228.29

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

We previously operated Angel.com, a provider of cloud-based Customer Experience Management solutions for Interactive Voice Response and contact centers.  In 2013, we completed the sale of our equity interest in Angel.com and have classified the gain on sale and preceding operations of the Angel.com business as discontinued operations in the following selected consolidated financial data.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statements of Operations Data
Total revenues	$512,161	$529,869	$579,830	$575,888	$565,724
Income from continuing operations, net of tax	$90,908	$105,931	$5,035	$26,550	$22,473
Discontinued operations, net of tax	$0	$0	$0	$56,782	$(1,927)
Net income	$90,908	$105,931	$5,035	$83,332	$20,546
Earnings (loss) per share (1)(2):
Basic, from continuing operations	$7.96	$9.33	$0.45	$2.35	$2.05
Basic, from discontinued operations	0.00	0.00	0.00	5.02	(0.18)
Basic earnings per share	$7.96	$9.33	$0.45	$7.37	$1.87
Diluted, from continuing operations	$7.89	$9.18	$0.44	$2.35	$2.01
Diluted, from discontinued operations	0.00	0.00	0.00	5.02	(0.17)
Diluted earnings per share	$7.89	$9.18	$0.44	$7.37	$1.84

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data
Total assets, excluding held-for-sale	$768,319	$656,894	$558,797	$585,514	$467,367
Long-term liabilities, excluding deferred revenue, advance payments, and held-for-sale	$16,741	$19,960	$26,208	$32,699	$49,649
Total stockholders’ equity	$552,177	$455,281	$324,471	$310,326	$200,311

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.
(2)	We have never declared or paid any cash dividends on either class A or class B common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MicroStrategy 10 consolidates analytics and mobility in a single unified platform, available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.  Our enterprise platform combines traditional business intelligence functionality with data discovery, mobile analytics, and powerful identity intelligence generated by digital credentials.  MicroStrategy 10 builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster.  MicroStrategy 10 consists of MicroStrategy Analytics, MicroStrategy Mobile, and Usher.

MicroStrategy Analytics empowers large organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise, while also being able to cater to smaller workgroups and departmental use via MicroStrategy Desktop.  MicroStrategy Analytics delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices (via MicroStrategy Mobile) or the Web (via MicroStrategy Web).  It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence.  MicroStrategy Analytics is available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.

MicroStrategy Web is the primary interface for analysts, data scientists, consumers and developers, offering interactive reporting, dashboarding, and ad-hoc data discovery capabilities through a Web browser. With MicroStrategy Web, a user can design and deliver dashboards across various styles of business intelligence, including scorecards, pixel-perfect documents and invoices, and interactive reports and statements, as well as for visual data discovery. MicroStrategy Web can also connect to a variety of data sources, and be used to build sophisticated advanced analytical models that may be inserted within dashboards and reports.  MicroStrategy reports and dashboards can be personalized and automatically delivered to thousands of users with MicroStrategy Server’s advanced distribution capabilities. Web applications can also be extensively customized and embedded into other applications using Web SDK for a branded experience.

MicroStrategy Desktop is a free, standalone, on-premise, single-user tool for fast, powerful, and easy-to-use self-service visual data discovery.  It enables business users to analyze and gain valuable insight and understanding into their organizations’ data by quickly creating stunning, useful visualizations and dashboards, without assistance from the IT department.  MicroStrategy Desktop can be readily downloaded and installed on a PC or Mac, making the power of MicroStrategy 10 easily available. MicroStrategy Desktop can be used while offline and while not connected to MicroStrategy Server, and can connect to the MicroStrategy Server when needed.

MicroStrategy Mobile is fully integrated into the MicroStrategy Analytics platform, so it is easy to leverage existing visualizations, reports and dashboards to instantly deploy mobile business intelligence. In addition, MicroStrategy Mobile extends beyond analytics to enable organizations to rapidly build custom mobile applications that deliver analytics combined with transactions, multimedia and mapping to support business workflows.  The robust code-

free application development platform is designed to reduce development costs and accelerate the deployment of native mobile business apps optimized for both iOS and Android.  Companies can build fully native iOS and Android apps that take advantage of the unique device and operating system capabilities (e.g., GPS/location, calendar, and camera) on those devices.  MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop.  With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce using information-driven mobile apps that are significantly more robust and secure than their Web-only counterparts.  With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.  MicroStrategy Mobile is available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.

Usher is a digital credential and identity intelligence offering that provides a highly secure, convenient way for organizations to dematerialize traditional forms of identity verification (such as passwords, tokens, and physical badges) and replace them with a single mobile identity badge that is cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories.  Usher can be used as a powerful enterprise productivity and workforce management resource because it is designed to enable managers to gain an almost real-time window into the location and activity of their distributed workforces, while providing powerful interactive features to manage or direct them. With the addition of Usher Professional, administrators can track user activity on a nearly real-time map using access telemetry.  They can also engage in two-way communications with users from the Usher application.  Usher works on standard smartphones running on iOS or the Android platform, and boasts an Apple Watch integration.  Through the use of Bluetooth, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities.  By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s digital credential solution addresses some of the biggest challenges facing corporations today, including authentication, identity and access management, and resource authorization, while applying industry leading business intelligence and analytics to an enterprise’s infrastructure.  Usher is available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.

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

MicroStrategy Analytics, offered via the on-premise enterprise platform, MicroStrategy Mobile, and MicroStrategy Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During 2016, 2015, and 2014, we did not generate significant revenues from Usher.

The following table sets forth certain operating highlights (in thousands) for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
	2016	2015	2014
Revenues
Product licenses	$113,503	$119,143	$125,952
Subscription services	30,574	27,839	22,322
Total product licenses and subscription services	144,077	146,982	148,274
Product support	285,079	281,740	295,703
Other services	83,005	101,147	135,853
Total revenues	512,161	529,869	579,830
Cost of revenues
Product licenses	8,573	8,118	6,957
Subscription services	12,765	13,051	17,560
Total product licenses and subscription services	21,338	21,169	24,517
Product support	15,001	12,748	14,241
Other services	56,808	67,191	96,452
Total cost of revenues	93,147	101,108	135,210
Gross profit	419,014	428,761	444,620
Operating expenses
Sales and marketing	158,740	148,522	225,086
Research and development	73,142	65,206	103,355
General and administrative	79,462	80,732	96,343
Restructuring costs	45	279	14,732
Total operating expenses	311,389	294,739	439,516
Income from operations	$107,625	$134,022	$5,104

The analytics market is highly competitive and our results of operations depend on our ability to market and sell offerings that provide customers with greater value than those offered by our competitors.  Our success depends on the effectiveness with which we can differentiate our products from both large software vendors that provide products across multiple lines of business, including one or more products that directly compete with our products, and other analytics vendors across large, mid-sized, and small opportunities.

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
•

making our MicroStrategy Desktop product freely available to new and existing users, which helps to increase the penetration of the product into existing and prospective accounts, increase public awareness, and generate upsell opportunities for us by seeding the need for bigger enterprise capabilities like pixel-perfect dashboards, automated distribution, governance and security, all of which are available with our enterprise platform;

•

making our free MicroStrategy Desktop product available to existing MicroStrategy Web users, who can seamlessly connect MicroStrategy Desktop to their existing projects, download dashboards from the server to MicroStrategy Desktop, work locally or offline, and use more capabilities and features, including data discovery and data wrangling;

•	improved access to MicroStrategy 10 via easy-to-access trial and evaluation versions of products on our Website;
•	easy connection to over 80 different data sources and certifications to the latest gateways to help ensure improved access to data in various formats;
•

improved access to MicroStrategy Analytics through MicroStrategy Cloud, optimally configured to be scalable and elastic, ready to grow with an enterprise’s cloud applications, and built to scale to meet usage spikes from a user’s analytics and mobile apps;

•

enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance and reliability with features like work and user fencing, and providing greater ability to manage and administer large-scale analytics projects;

•

extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “governed data discovery” or “agile analytics,” by adding new user workflows, new visualizations, new exploration features, and new self-service capabilities for the preparation of data;

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

	Years Ended December 31,
	2016	2015	2014
Sales and marketing	$2,971	$2,842	$335
Research and development	1,000	1,112	967
General and administrative	7,846	13,345	10,484
Total share-based compensation expense	$11,817	$17,299	$11,786

As of December 31, 2016, we estimated that approximately $25.7 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.0 years.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Reconciliation of non-GAAP income from operations:
Income from operations	$107,625	$134,022	$5,104
Share-based compensation expense	11,817	17,299	11,786
Restructuring costs	45	279	14,732
Non-GAAP income from operations	$119,487	$151,600	$31,622

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

Product support or post-contract support (“PCS”) revenue is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year.  Our VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based on the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed.  Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above our minimum substantive VSOE rate for PCS.  If a stated renewal rate is considered non-substantive, VSOE of PCS has not been established, and we recognize all revenue under the arrangement ratably over the PCS period.  A minimum substantive VSOE rate is determined based on an analysis of historical sales of PCS.  For a renewal rate to be non-substantive, we believe it must be significantly lower than our minimum VSOE rate. We consider a 10% variance below our minimum VSOE rate to be significant. It is rare for us to have an arrangement that includes a renewal rate that is below the minimum VSOE rate.

Revenue from consulting, education, and subscription services is recognized as the services are performed.  Our VSOE for services other than PCS is determined based on an analysis of our historical sales of each element when sold separately from software.

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

Our subscription services are generally offered as standalone arrangements or as part of arrangements that include professional services.  If deliverables in a multiple-element arrangement have standalone value upon delivery, we account for each such deliverable separately.  We have concluded that our subscription services and our professional services each have standalone value.  When we enter into multiple-element arrangements that include subscription services and professional services, the total arrangement consideration is allocated to each of the deliverables based on the relative selling price hierarchy.  We determine the relative selling price for each deliverable using VSOE of selling price, if available, or our best estimate of selling price (“BESP”), if VSOE is not available.  We have determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in our services offerings as compared to other companies and the lack of availability of third-party pricing information.  For professional services, we have established VSOE because a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range.  For subscription services, we have not established VSOE because, among other factors, the offering is relatively new and our pricing model continues to evolve. Accordingly, we use BESP to determine the relative selling price of our subscription services.

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

During 2016, 2015, and 2014, we did not generate significant revenues from Usher.

Allowance for Doubtful Accounts.  We have established an allowance for doubtful accounts, which represents our best estimate of probable losses inherent in the accounts receivable balances.  We evaluate specific accounts when we become aware that a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy.  In addition, we periodically adjust this allowance based on management’s review and assessment of the aging of receivables.  While actual credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software; five years for office equipment and automobiles; and ten years for office furniture and our corporate aircraft, which has an estimated salvage value of 70%.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.  We periodically evaluate the appropriateness of the estimated useful lives and salvage value of all property and equipment.  Any change in the estimated useful life or salvage value is treated as a change in estimate and accounted for prospectively in the period of change.

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

Income Taxes.  In determining our net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss (“NOL”) carryforwards, changes in applicable tax laws, transfer pricing methods, and prudent and feasible tax planning strategies.  However, judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections, which could impact the carrying value of our net deferred tax assets in future periods.

As a global company with subsidiaries in many countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate.  This process involves estimating current tax liabilities and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws related to the utilization of NOLs in various jurisdictions, changes in tax rates, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past and future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.  If we determine that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to deferred tax assets would reduce income in the period that such determination was made.

Share-based Compensation.  We recognize share-based compensation expense associated with stock option awards on a straight-line basis over the award’s requisite service period.  The share-based compensation expense is based on the fair value of such awards on the date of grant, as estimated using the Black-Scholes option pricing model.  See Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the assumptions used in the Black-Scholes option pricing model.  These assumptions are based on management’s best judgment, and changes to these assumptions could materially affect the fair value estimates and amount of share-based compensation expense recognized.

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

	Years Ended December 31,
	2016	2015	2014
International product licenses revenues	$(1,588)	$(8,008)	$(1,985)
International subscription services revenues	(325)	(408)	67
International product support revenues	(4,513)	(19,606)	(2,782)
International other services revenues	(1,113)	(7,357)	(1,078)
Cost of product support revenues	(327)	(543)	27
Cost of other services revenues	(950)	(6,420)	(665)
Sales and marketing expenses	(2,021)	(9,817)	(1,583)
Research and development expenses	(944)	(218)	278
General and administrative expenses	(1,396)	(2,458)	(536)

For example, if there had been no change to foreign currency exchange rates from 2015 to 2016, international product licenses revenues would have been $45.8 million rather than $44.2 million for the year ended December 31, 2016.  If there had been no change to foreign currency exchange rates from 2015 to 2016, international product support revenues would have been $116.9 million rather than $112.4 million for the year ended December 31, 2016.  If there had been no change to foreign currency exchange rates from 2015 to 2016, sales and marketing expenses would have been $160.8 million rather than $158.7 million for the year ended December 31, 2016.

Results of Operations

Comparison of the years ended December 31, 2016, 2015, and 2014

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	in 2016	in 2015
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$69,307	$70,127	$68,836	-1.2%	1.9%
International	44,196	49,016	57,116	-9.8%	-14.2%
Total product licenses revenues	113,503	119,143	125,952	-4.7%	-5.4%
Subscription Services
Domestic	26,359	24,332	19,454	8.3%	25.1%
International	4,215	3,507	2,868	20.2%	22.3%
Total subscription services revenues	30,574	27,839	22,322	9.8%	24.7%
Total product licenses and subscription services revenues	$144,077	$146,982	$148,274	-2.0%	-0.9%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	13	15	14
Between $0.5 million and $1.0 million in licenses revenue recognized	23	34	29
Total	36	49	43
Domestic:
More than $1.0 million in licenses revenue recognized	10	12	11
Between $0.5 million and $1.0 million in licenses revenue recognized	14	17	15
Total	24	29	26
International:
More than $1.0 million in licenses revenue recognized	3	3	3
Between $0.5 million and $1.0 million in licenses revenue recognized	9	17	14
Total	12	20	17

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	in 2016	in 2015
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$22,963	$25,462	$21,335	-9.8%	19.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	14,317	23,296	19,755	-38.5%	17.9%
Less than $0.5 million in licenses revenue recognized	76,223	70,385	84,862	8.3%	-17.1%
Total	113,503	119,143	125,952	-4.7%	-5.4%
Domestic:
More than $1.0 million in licenses revenue recognized	19,314	20,350	16,231	-5.1%	25.4%
Between $0.5 million and $1.0 million in licenses revenue recognized	8,627	12,503	10,596	-31.0%	18.0%
Less than $0.5 million in licenses revenue recognized	41,366	37,274	42,009	11.0%	-11.3%
Total	69,307	70,127	68,836	-1.2%	1.9%
International:
More than $1.0 million in licenses revenue recognized	3,649	5,112	5,104	-28.6%	0.2%
Between $0.5 million and $1.0 million in licenses revenue recognized	5,690	10,793	9,159	-47.3%	17.8%
Less than $0.5 million in licenses revenue recognized	34,857	33,111	42,853	5.3%	-22.7%
Total	$44,196	$49,016	$57,116	-9.8%	-14.2%

Product licenses revenues decreased $5.6 million and $6.8 million during 2016 and 2015, respectively, as compared to the prior year. For the years ended December 31, 2016, 2015, and 2014, product licenses transactions with more than $0.5 million in recognized revenue represented 32.8%, 40.9%, and 32.6%, respectively, of our product licenses revenues.  During 2016, our top three product licenses transactions totaled $9.2 million in recognized revenue, or

8.1% of total product licenses revenues, compared to $7.4 million and $6.4 million, or 6.2% and 5.1% of total product licenses revenues, during 2015 and 2014, respectively.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $0.8 million during 2016, as compared to the prior year, primarily due to a decrease in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million, and a decrease in the number of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

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

International product licenses revenues.  International product licenses revenues decreased $4.8 million during 2016, as compared to the prior year, primarily due to a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million and a $1.6 million unfavorable foreign currency exchange impact, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues decreased $8.1 million during 2015, as compared to the prior year, primarily due to an $8.0 million unfavorable foreign currency exchange impact and a decrease in the number of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

Subscription services revenues. Subscription services revenues are primarily derived from our cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $2.7 million and $5.5 million during 2016 and 2015, respectively, as compared to the prior year, primarily due to new subscription services customers and an increase in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	in 2016	in 2015
Product Support Revenues:
Domestic	$172,695	$171,832	$171,505	0.5%	0.2%
International	112,384	109,908	124,198	2.3%	-11.5%
Total product support revenues	$285,079	$281,740	$295,703	1.2%	-4.7%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues increased $3.3 million during 2016, as compared to the prior year, primarily due to new product and premium support contracts, partially offset by a $4.5 million unfavorable foreign currency exchange impact.  Product support revenues decreased $14.0 million during 2015, as compared to the prior year, primarily due to a $19.6 million unfavorable foreign currency exchange impact, partially offset by new product and premium support contracts.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	in 2016	in 2015
Other Services Revenues:
Consulting
Domestic	$35,935	$54,159	$73,180	-33.6%	-26.0%
International	37,465	37,906	48,778	-1.2%	-22.3%
Total consulting revenues	73,400	92,065	121,958	-20.3%	-24.5%
Education	9,605	9,082	13,895	5.8%	-34.6%
Total other services revenues	$83,005	$101,147	$135,853	-17.9%	-25.5%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $18.7 million during 2016, as compared to the prior year, primarily due to a decrease in billable hours worldwide and a $1.0 million unfavorable foreign currency exchange impact, partially offset by an increase in the average bill rate. Consulting revenues decreased $29.9 million during 2015, as compared to the prior year, primarily due to a decrease in billable hours worldwide and a $6.9 million unfavorable foreign currency exchange impact, partially offset by an increase in the average bill rate.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues increased $0.5 million during 2016, as compared to the prior year, primarily due to higher overall contract values and an increase in onsite and online course delivery.  Education revenues decreased $4.8 million during 2015, as compared to the prior year, primarily due to lower overall contract values and a decrease in onsite and online course delivery.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	in 2016	in 2015
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$8,573	$8,118	$6,957	5.6%	16.7%
Subscription services	12,765	13,051	17,560	-2.2%	-25.7%
Total product licenses and subscription services	21,338	21,169	24,517	0.8%	-13.7%
Product support	15,001	12,748	14,241	17.7%	-10.5%
Other services:
Consulting	50,866	63,344	90,780	-19.7%	-30.2%
Education	5,942	3,847	5,672	54.5%	-32.2%
Total other services	56,808	67,191	96,452	-15.5%	-30.3%
Total cost of revenues	$93,147	$101,108	$135,210	-7.9%	-25.2%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.5 million during 2016, as compared to the prior year, primarily due to a $2.5 million increase in amortization of capitalized software development costs related to MicroStrategy 10, which was made generally available in June 2015, and a $0.2 million increase in referral fees related to channel partners, partially offset by a $1.9 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.3, which became fully amortized in September 2015, and a $0.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.4, which became fully amortized in September 2016. We expect to amortize the remaining balance of our products’ capitalized software development costs as of December 31, 2016 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of December 31, 2016	Amortization Period
	(in thousands)	(in months)
MicroStrategy 10	8,497	17
Total capitalized software development costs, net	$8,497

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

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues decreased $0.3 million during 2016, as compared to the prior year, primarily due to a $2.1 million decrease in equipment, facility, and other related support costs, a $0.3 million decrease in compensation and related costs due to a change in staffing composition, and a $0.3 million decrease in consulting and advisory costs, partially offset by a $2.3 million increase in third-party hosting service provider fees.  Subscription services headcount increased 29.7% to 48 at December 31, 2016 from 37 at December 31, 2015.

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

Cost of product support revenues.  Cost of product support revenues consists of product support personnel and related overhead costs.  Cost of product support revenues increased $2.3 million during 2016, as compared to the prior year, primarily due to a $1.8 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in subcontractor costs, and a $0.2 million increase in recruiting costs.  Product support headcount increased 30.5% to 171 at December 31, 2016 from 131 at December 31, 2015.

Cost of product support revenues decreased $1.5 million during 2015, as compared to the prior year, primarily due to a $1.5 million decrease in compensation and related costs due to a decrease in staffing levels.  Product support headcount decreased 5.1% to 131 at December 31, 2015 from 138 at December 31, 2014.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues decreased $12.5 million during 2016, as compared to the prior year, primarily due to a $6.8 million decrease in compensation and related costs due to a decrease in average staffing levels, a $3.7 million decrease in subcontractor costs, a $1.4 million decrease in travel and entertainment expenditures, a $1.1 million decrease in facility and other related support costs, partially offset by a $0.4 million increase in recruiting costs.

Included in the above components is an aggregate $0.9 million favorable foreign currency exchange impact.  Consulting headcount decreased 3.0% to 453 at December 31, 2016 from 467 at December 31, 2015.

Cost of consulting revenues decreased $27.4 million during 2015, as compared to the prior year, primarily due to a $13.1 million decrease in compensation and related costs due to a decrease in staffing levels, a $6.7 million decrease in subcontractor costs, a $5.0 million decrease in travel and entertainment expenditures, a $2.3 million decrease in facility and other related support costs, and a $0.3 million decrease in recruiting costs.  Included in the above components is an aggregate $6.2 million favorable foreign currency exchange impact.  Consulting headcount decreased 22.2% to 467 at December 31, 2015 from 600 at December 31, 2014.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues increased $2.1 million during 2016, as compared to the prior year, primarily due to a $0.9 million increase in compensation and related costs due to an increase in staffing levels, a $0.7 million increase in facility and other related support costs, and a $0.3 million increase in subcontractor costs. Education headcount increased 39.3% to 39 at December 31, 2016 from 28 at December 31, 2015.

Cost of education revenues decreased $1.8 million during 2015, as compared to the prior year, primarily due to a $0.7 million decrease in compensation and related costs due to a decrease in average staffing levels, a $0.5 million decrease in travel and entertainment expenditures, a $0.4 million decrease in subcontractor costs, and a $0.2 million decrease in facility and other related support costs. Education headcount increased 16.7% to 28 at December 31, 2015 from 24 at December 31, 2014.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	in 2016	in 2015
Sales and marketing expenses	$158,740	$148,522	$225,086	6.9%	-34.0%

Sales and marketing expenses increased $10.2 million during 2016, as compared to the prior year, primarily due to a $4.5 million increase in compensation and related costs due to an increase in staffing levels, a $1.8 million increase in marketing and advertising costs, a $1.0 million increase in recruiting costs, a $0.9 million increase in travel and entertainment expenditures, a $0.9 million increase in facility and other related support costs, a $0.7 million increase in consulting and advisory costs, and a $0.2 million increase in non-income taxes.  Included in the above components is an aggregate $2.0 million favorable foreign currency exchange impact.  Sales and marketing headcount increased 14.4% to 587 at December 31, 2016 from 513 at December 31, 2015.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a significant recurring expense.  As of December 31, 2016, we estimated that approximately $6.6 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 2.3 years.  See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

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

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	in 2016	in 2015
General and administrative expenses	$79,462	$80,732	$96,343	-1.6%	-16.2%

General and administrative expenses decreased $1.3 million during 2016, as compared to the prior year, primarily due to a $5.5 million net decrease in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, a $1.2 million decrease in compensation and related costs primarily due to a reduction in compensation expenses associated with two executives who departed as part of an executive management reorganization in January 2016, a $0.7 million decrease in facility and other related support costs, and a $0.2 million decrease in non-income taxes, partially offset by a $1.9 million increase in severance costs associated with the streamlining of our finance organization, a $1.7 million increase in legal, consulting, and other advisory costs, a $1.2 million increase in travel and entertainment expenditures, a $1.0 million increase in other aircraft-related operating costs, and a $0.6 million increase in recruiting costs.  The $5.5 million decrease in share-based compensation expense is primarily due to a $1.6 million reversal of previously recorded share-based compensation expense associated with the stock options of two executives who departed as part of an executive management reorganization in January 2016 that were unvested as of their departure dates, and a decrease of $4.3 million in share-based compensation no longer being recognized due to their departures.  Included in the above components is an aggregate $1.4 million favorable foreign currency exchange impact.  General and administrative headcount increased 4.2% to 323 at December 31, 2016 from 310 at December 31, 2015.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense.  As of December 31, 2016, we estimated that approximately $15.7 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 1.8 years.  See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

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

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs.  The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	in 2016	in 2015
Gross research and development expenses before capitalized software development costs	$73,142	$74,804	$111,751	-2.2%	-33.1%
Capitalized software development costs	0	(9,598)	(8,396)	-100.0%	14.3%
Total research and development expenses	$73,142	$65,206	$103,355	12.2%	-36.9%
Amortization of capitalized software development costs included in cost of product licenses revenues	$7,357	$7,212	$5,222	2.0%	38.1%

Research and development expenses, before capitalization of software development costs, decreased $1.7 million during 2016, as compared to the prior year, primarily due to a $0.8 million decrease in compensation and related costs due to a change in staffing composition, a $0.6 million decrease in facility and other related support costs, and a $0.3 million decrease in consulting and advisory costs, partially offset by a $0.2 million increase in travel and entertainment expenditures.  Research and development headcount increased 11.1% to 512 at December 31, 2016 from 461 at December 31, 2015. We do not expect to capitalize material software development costs in the near term as we have significantly accelerated the pace of our software development efforts and increased the frequency of our software releases subsequent to the release of MicroStrategy 10, resulting in software development costs being expensed as incurred.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a significant recurring expense.  As of December 31, 2016, we estimated that approximately $3.4 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 2.4 years.  See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses, before capitalization of software development costs, decreased $36.9 million during 2015, as compared to the prior year, primarily due to a $27.8 million decrease in compensation and related costs due to a decrease in staffing levels, a $5.0 million decrease in facility and other related support costs, a $2.4 million decrease in consulting and advisory costs, a $0.9 million decrease in travel and entertainment expenditures, and a $0.8 million decrease in recruiting costs.  In 2015, we capitalized $9.6 million in costs associated with development efforts related to MicroStrategy 10, as compared to $8.4 million in software development costs that were capitalized in the prior year.  Research and development headcount decreased 28.5% to 461 at December 31, 2015 from 645 at December 31, 2014.

Restructuring costs.  In the third quarter of 2014, we adopted the 2014 Restructuring Plan, which included a workforce reduction of 777 employees.  Restructuring costs consisted primarily of employee severance and related benefit costs, contract termination costs, and other related costs associated with our restructuring activities. We implemented substantially all of the 2014 Restructuring Plan by the end of 2014.  Total restructuring costs were $0.3 million and $14.7 million for the years ended December 31, 2015 and 2014, respectively.  Total restructuring costs for the year ended December 31, 2016 were not material. The 2014 Restructuring Plan has been fully implemented and we do not expect any future costs associated with the 2014 Restructuring Plan.  See Note 8, Restructuring, to the Consolidated Financial Statements for further information regarding the 2014 Restructuring Plan and related restructuring costs by major cost category.

Other Income, Net

Other income, net is comprised primarily of foreign currency transaction gains and losses and realized and unrealized gains and losses on our foreign currency forward contracts.  During 2016, other income, net, of $3.2 million was comprised primarily of foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, in addition to outstanding balances denominated in the British Pound, which has declined in value as compared to the U.S. dollar.  During 2015, other income, net, of $3.6 million was comprised primarily of $2.4 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, $0.5 million in net realized and unrealized gains from the settlement of certain foreign currency forward contracts, and the reclassification of a $0.3 million foreign currency translation gain from other comprehensive income as a result of the completion of the liquidation of one of our foreign subsidiaries as part of our 2014 Restructuring Plan.  During 2014, other income, net, of $5.8 million was comprised primarily of $5.3 million in foreign currency transaction net gains, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, and $1.6 million in net unrealized gains from outstanding foreign currency forward contracts, offset by $0.5 million in net realized and unrealized losses from the settlement of certain foreign currency forward contracts, $0.3 million in net losses on disposal of fixed assets, and $0.3 million in impairment losses related to software developed for internal use.

Provision for Income Taxes

During 2016, we recorded a provision for income taxes of $22.1 million that resulted in an effective tax rate of 19.6%, as compared to a provision for income taxes of $31.9 million that resulted in an effective tax rate of 23.2% during 2015.  The change in our effective tax rate in 2016, as compared to the prior year, was primarily due to the 2016 change in the proportion of U.S. versus foreign income and certain discrete tax benefits recorded in 2016.

As of December 31, 2016, we have utilized all of our U.S. federal NOL carryforwards, but had foreign NOL carryforwards of $0.7 million.  As of December 31, 2016, foreign NOL carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $11.4 million.  As of December 31, 2016, we had a valuation allowance of $0.8 million primarily related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

If we are unable to sustain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.  We will continue to assess regularly the realizability of deferred tax assets.

Except as discussed below, we intend to indefinitely reinvest our undistributed earnings of all of our foreign subsidiaries.  Therefore, the annualized effective tax rate applied to our pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the United States in excess of certain limits (“Subpart F deemed dividends”).  Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate Subpart F deemed dividends to the United States and no additional tax is incurred on the distribution.  We repatriated Subpart F deemed dividends of $1.9 million and $1.3 million in 2016 and 2014, respectively, with no additional tax.  We did not repatriate any Subpart F deemed dividends in 2015 because we did not report any Subpart F income on our 2014 U.S. tax return.

During 2014, we recorded a provision for income taxes of $6.0 million, resulting in an effective tax rate of 54.4%.  The change in our effective tax rate in 2015, as compared to the prior year, was primarily due to a change in the overall income amount for 2015 and a change in the proportion of U.S. versus foreign income.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent subscription services, product support, and other services fees that are collected in advance and recognized over the contract service period, and product licenses revenues relating to multiple-element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2016	2015	2014
Current:
Deferred product licenses revenue	$13,023	$13,506	$10,927
Deferred subscription services revenue	18,303	15,763	16,018
Deferred product support revenue	162,781	158,738	168,833
Deferred other services revenue	10,015	9,149	10,564
Gross current deferred revenue and advance payments	204,122	197,156	206,342
Less: unpaid deferred revenue	(98,587)	(96,461)	(97,929)
Net current deferred revenue and advance payments	$105,535	$100,695	$108,413
Non-current:
Deferred product licenses revenue	$9,118	$5,397	$8,012
Deferred subscription services revenue	1,307	2,138	750
Deferred product support revenue	5,751	7,607	7,505
Deferred other services revenue	690	795	1,047
Gross non-current deferred revenue and advance payments	16,866	15,937	17,314
Less: unpaid deferred revenue	(2,951)	(6,942)	(6,496)
Net non-current deferred revenue and advance payments	$13,915	$8,995	$10,818
Total current and non-current:
Deferred product licenses revenue	$22,141	$18,903	$18,939
Deferred subscription services revenue	19,610	17,901	16,768
Deferred product support revenue	168,532	166,345	176,338
Deferred other services revenue	10,705	9,944	11,611
Gross current and non-current deferred revenue and advance payments	220,988	213,093	223,656
Less: unpaid deferred revenue	(101,538)	(103,403)	(104,425)
Net current and non-current deferred revenue and advance payments	$119,450	$109,690	$119,231

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments increased $7.9 million in 2016, as compared to the prior year, primarily due to an increase in deferred revenue from new product licenses, product support, subscription services, and other services contracts. Total gross deferred revenue and advance payments decreased $10.6 million in 2015, as compared to the prior year, primarily due to the recognition of previously deferred product licenses, product support, and other services revenues, partially offset by an increase in deferred revenue from new subscription services contracts.

We expect to recognize approximately $204.1 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of December 31, 2016 and 2015, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $279.8 million and $219.3 million, respectively, and by non-U.S. entities was $309.6 million and $266.4 million, respectively.  We earn a significant amount of our revenues outside the United States and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities.  We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.  However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $322.0 million at December 31, 2016.  Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	in 2016	in 2015
Net cash provided by operating activities	$110,589	$149,699	$14,600	-26.1%	925.3%
Net cash provided by (used in) investing activities	$4,209	$(7,681)	$(82,110)	-154.8%	-90.6%
Net cash (used in) provided by financing activities	$(1,004)	$9,178	$(1,470)	-110.9%	-724.4%

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

Net cash provided by operating activities was $110.6 million, $149.7 million, and $14.6 million during 2016, 2015, and 2014, respectively.  The decrease in net cash provided by operating activities during 2016, as compared to the prior year, was due to a $25.7 million decrease from changes in non-cash items and a $15.0 million decrease in net income, offset by a $1.6 million increase from changes in operating assets and liabilities. The increase in net cash provided by operating activities during 2015, as compared to the prior year, was due to a $100.9 million increase in net income, a $23.0 million increase from changes in operating assets and liabilities, and an $11.3 million increase from changes in non-cash items.  Non-cash items consist of depreciation and amortization, bad debt expense, unrealized net gains and losses on foreign currency forward contracts, the non-cash portion of adjustments to accrued restructuring costs, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, excess tax benefits from share-based compensation arrangements, and reclassification of foreign currency translation adjustments as a result of the completion of the liquidation of one of our foreign subsidiaries.

Net cash provided by (used in) investing activities. The changes in net cash provided by (used in) investing activities primarily relate to purchases and redemptions of short-term investments, expenditures on property and equipment, capitalized software development costs, and changes in restricted cash.  Net cash provided by investing activities was $4.2 million during 2016.  Net cash used in investing activities was $7.7 million and $82.1 million during 2015 and 2014, respectively.  The increase in net cash provided by investing activities during 2016, as compared to the prior year, was primarily due to a $118.8 million decrease in purchases of short-term investments, a $9.6 million decrease in capitalized software development costs, and a $1.1 million decrease in purchases of property and equipment, partially offset by a $117.5 million decrease in proceeds from the redemption of U.S. Treasury securities. The decrease in net cash used in investing activities during 2015, as compared to the prior year, was primarily due to a $170.3 million increase in proceeds from the redemption of U.S. Treasury securities and an $8.9 million decrease in purchases of property and equipment, partially offset by a $103.7 million increase in purchases of short-term investments and a $1.2 million increase in capitalized software development costs.

Net cash (used in) provided by financing activities.  The changes in net cash (used in) provided by financing activities primarily relate to the exercise of stock options under the 2013 Equity Plan, excess tax benefits from share-based compensation arrangements, and payments on capital lease and other financing arrangements. Net cash used in financing activities was $1.0 million and $1.5 million during 2016 and 2014, respectively. Net cash provided by financing activities was $9.2 million during 2015. The increase in net cash used in financing activities during 2016, as compared to the prior year, was primarily due to an $7.9 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan, and a $3.7 million payment to tax authorities for shares withheld for taxes related to the net exercise of a stock option under the 2013 Equity Plan, partially offset by a $1.3 million decrease in payments on capital lease and other financing arrangements. The increase in net cash provided by financing activities during 2015, as compared to the prior year, was due to an $8.7 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan, a $1.1 million increase in excess tax benefits from share-based compensation arrangements, and a $0.9 million decrease in payments on capital lease and other financing arrangements.

Share repurchases. Our Board of Directors has authorized us to repurchase up to an aggregate of $800.0 million of our class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by us at any time.  The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The 2005 Share Repurchase Program may be funded using working capital, as well as proceeds from any other funding arrangements that we may enter into in the future.  During the years ended December 31, 2016, 2015, and 2014, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program.

Contractual obligations. As disclosed in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements.  We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements.  Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase.  The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2016:

	Payments due by period ended December 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Contractual Obligations:
Operating leases	$84,324	$20,461	$37,853	$20,203	$5,807
Capital leases and other financing arrangements	2,202	1,101	1,101	0	0
Total	$86,526	$21,562	$38,954	$20,203	$5,807

Unrecognized tax benefits. As of December 31, 2016, we had $3.5 million of total gross unrecognized tax benefits, including interest accrued, recorded in other long-term liabilities. The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect any significant tax payments related to these obligations during 2017.

Off-balance sheet arrangements.  As of December 31, 2016, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance.  The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018.  The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”).  We plan to adopt this guidance on January 1, 2018, and continue to evaluate the impact of adopting under the modified versus the full retrospective method.  We are currently in the process of determining the impact of the new revenue recognition guidance on our revenue transactions, including any impacts on associated processes, systems, and internal controls.  Our evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation.  Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing VSOE of fair value on multiple element arrangements. Based on initial assessments, we have identified certain arrangements where revenue may be recognized earlier as compared to current GAAP, in particular term licenses and sales to resellers and OEMs who purchase our products for resale. We expect to recognize license revenue from term licenses upon delivery of the software, rather than over the term of the arrangement.  For reseller and OEM deals, we expect to recognize revenue when we transfer control of the products to the reseller or OEM, less potential adjustments for returns or price protection, rather than waiting for the reseller or OEM to sell the products to an end user.  We expect to begin capitalizing certain sales commissions upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. We continue to evaluate the impact of this guidance and its subsequent amendments on our consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to simplify certain aspects of accounting for share-based payment transactions.  Under ASU 2016-09, all excess tax benefits should be recognized as income tax expense or benefit in the income statement, regardless of whether the benefit reduces taxes payable in the current period.  The excess tax benefits will be combined with other income tax cash flows within operating activities in the statement of cash flows.  In addition, excess tax benefits or tax deficiencies will no longer be included in the calculation of assumed proceeds under the treasury stock method of computing diluted earnings per share. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur, when accruing share-based compensation expense. Lastly, ASU 2016-09 permits employers to withhold up to the employee’s maximum statutory tax rate in applicable jurisdictions and still qualify for the exception to liability classification. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning January 1, 2017.  Early adoption is permitted, however an entity that elects early adoption must adopt all of the amendments in the same period.  We will adopt this guidance on January 1, 2017 and will recognize excess tax benefits in our Consolidated Statements of Operations, instead of in additional paid-in capital, on a prospective basis.  We also plan to combine excess tax benefits with other income tax cash flows in our Consolidated Statements of Cash Flows on a prospective basis.  Upon adoption, excess tax benefits or tax deficiencies will no longer be included in the calculation of our diluted earnings per share.  In addition, we expect to make an accounting policy election to account for forfeitures as they occur, the impact of which is generally consistent with our current forfeiture estimate.  We do not expect to record a cumulative-effect adjustment to retained earnings as of the beginning of the period in which ASU 2016-09 is adopted.  The remaining amendments are not expected to have a material impact on our consolidated financial position, results of operations, and cash flows.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the deferral of the income tax consequences of intra-entity transfers of assets other than inventory is eliminated. Entities will be required to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur. The standard requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption using a modified retrospective approach. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, however an entity can only adopt the guidance in the first interim period of a fiscal year. We expect to adopt this guidance on January 1, 2018 and are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), to address the diversity in practice that currently exists regarding the classification and presentation of changes in restricted cash on the statement of cash flows. Under ASU 2016-18, entities will be required to include restricted cash and restricted cash equivalents with total cash and cash equivalents when reconciling the beginning and end of period amounts on the statement of cash flows. Entities will also be required to disclose information about the nature of their restricted cash and restricted cash equivalents. Additionally, if cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item in the statement of financial position, entities will be required to present a reconciliation, either on the face of the statement of cash flows or disclosed in the notes, of the totals in the statement of cash flows to the related line item captions in the statement of financial position. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, however if an entity adopts the guidance in an interim period, the adjustments must be reflected as of the beginning of the fiscal year. The standard requires entities to apply the standard retrospectively to each period presented. We expect to adopt this guidance on January 1, 2017 and will apply the required updates to our consolidated cash flow statements for all periods presented. We do not expect this guidance to impact our consolidated financial position, results of operations, and footnote disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. We do not hold or invest in these fixed-rate instruments for trading purposes or speculation.  As of December 31, 2016, we held approximately $187.3 million of investments in U.S. Treasury securities and certificates of deposit with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 39.3%, 38.3%, and 41.1% of our total revenues for the years ended December 31, 2016, 2015, and 2014, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results.  We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts.  Although we were not party to any foreign currency forward contracts as of December 31, 2016, from time to time we have entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange rate exposure, and may do so again in the future. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for trading purposes or speculation.  See Note 4, Fair Value Measurements, to the Consolidated Financial Statements for further information on foreign currency forward contracts.  We cannot be certain that any future hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of December 31, 2016 and 2015, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% and 0.3%, respectively.  The exposure to an adverse change in foreign currency rates as of December 31, 2016 decreased, as compared to the prior year, primarily due to a decrease of cash balances in our non-U.S. dollar-based bank accounts. If average exchange rates during the year ended December 31, 2016 had changed unfavorably by 10%, our revenues for the year ended December 31, 2016 would have decreased by 3.5%.  During the year ended December 31, 2016, our revenues were lower by 1.5% as a result of a 2.6% unfavorable change in weighted average exchange rates, as compared to the prior year.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with the related notes and the associated Reports of Independent Registered Public Accounting Firm, are set forth on the pages indicated in Item 15.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its assessment, our management has determined that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an attestation report on our internal control over financial reporting.  This report is included in the Reports of Independent Registered Public Accounting Firm in Item 15.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2016, we began implementing a plan to transform our worldwide finance and accounting organization. Previously, our finance and accounting activities relating to each of the countries where we operate were decentralized, and conducted by personnel based within each respective country. The transformation will result in the consolidation of our worldwide finance and accounting functions into three geographically based centers of excellence. We expect this transformation to be substantially completed by the end of the first quarter of 2017. While the nature and operation of our key transaction-level controls will not materially change as a result of the transformation, the personnel executing the controls and the locations where the controls are performed have changed and will continue to change as we complete the implementation of this transformation. We believe that we have maintained appropriate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2016 and that our internal control over financial reporting has not been, and is not reasonably likely to be, materially affected by the transformation of our finance and accounting organization.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2016 (the “2017 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report,” and “Corporate Governance and the Board of Directors and its Committees – Compensation Committee” in the 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management,” and “Executive and Director Compensation” in the 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2017 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(b)	Exhibits

We hereby file as part of this Annual Report on Form 10‑K the exhibits listed in the Index to Exhibits.

(c)	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts

All other items included in an Annual Report on Form 10‑K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MicroStrategy Incorporated:

We have audited MicroStrategy Incorporated’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 10, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MicroStrategy Incorporated:

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MicroStrategy Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 10, 2017

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$401,975	$292,341
Restricted cash	737	618
Short-term investments	187,408	193,320
Accounts receivable, net	83,319	68,154
Prepaid expenses and other current assets	11,548	10,881
Total current assets	684,987	565,314
Property and equipment, net	57,436	65,664
Capitalized software development costs, net	8,497	15,855
Deposits and other assets	5,695	2,072
Deferred tax assets, net	11,704	7,989
Total assets	$768,319	$656,894
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$36,628	$31,840
Accrued compensation and employee benefits	43,323	40,067
Accrued restructuring costs	0	56
Deferred revenue and advance payments, net	105,535	100,695
Total current liabilities	185,486	172,658
Deferred revenue and advance payments, net	13,915	8,995
Other long-term liabilities	16,447	19,943
Deferred tax liabilities	294	17
Total liabilities	216,142	201,613
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,805 shares issued and 9,400 shares outstanding, and 15,771 shares issued and 9,366 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	543,974	534,651
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(10,743)	(7,408)
Retained earnings	494,112	403,204
Total stockholders’ equity	552,177	455,281
Total liabilities and stockholders’ equity	$768,319	$656,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Product licenses	$113,503	$119,143	$125,952
Subscription services	30,574	27,839	22,322
Total product licenses and subscription services	144,077	146,982	148,274
Product support	285,079	281,740	295,703
Other services	83,005	101,147	135,853
Total revenues	512,161	529,869	579,830
Cost of revenues:
Product licenses	8,573	8,118	6,957
Subscription services	12,765	13,051	17,560
Total product licenses and subscription services	21,338	21,169	24,517
Product support	15,001	12,748	14,241
Other services	56,808	67,191	96,452
Total cost of revenues	93,147	101,108	135,210
Gross profit	419,014	428,761	444,620
Operating expenses:
Sales and marketing	158,740	148,522	225,086
Research and development	73,142	65,206	103,355
General and administrative	79,462	80,732	96,343
Restructuring costs	45	279	14,732
Total operating expenses	311,389	294,739	439,516
Income from operations	107,625	134,022	5,104
Interest income, net	2,203	284	162
Other income, net	3,218	3,558	5,785
Income before income taxes	113,046	137,864	11,051
Provision for income taxes	22,138	31,933	6,016
Net income	90,908	105,931	5,035
Basic earnings per share (1)	$7.96	$9.33	$0.45
Weighted average shares outstanding used in computing basic earnings per share	11,425	11,355	11,301
Diluted earnings per share (1)	$7.89	$9.18	$0.44
Weighted average shares outstanding used in computing diluted earnings per share	11,516	11,539	11,356

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$90,908	$105,931	$5,035
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(3,347)	(3,018)	(3,585)
Less: reclassification adjustment for translation gain included in other income	0	280	0
Foreign currency translation adjustment, net	(3,347)	(2,738)	(3,585)
Unrealized gain (loss) on short-term investments	12	(27)	53
Total other comprehensive loss	(3,335)	(2,765)	(3,532)
Comprehensive income	$87,573	$103,166	$1,503

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings
Balance at January 1, 2014	$310,326	15,478	$15	2,227	$2	$494,086	(6,405)	$(475,184)	$(831)	$292,238
Net income	5,035	0	0	0	0	0	0	0	0	5,035
Other comprehensive loss	(3,532)	0	0	0	0	0	0	0	(3,532)	0
Conversion of class B to class A common stock	0	172	0	(172)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	856	10	1	0	0	855	0	0	0	0
Share-based compensation expense	11,786	0	0	0	0	11,786	0	0	0	0
Balance at December 31, 2014	$324,471	15,660	$16	2,055	$2	$506,727	(6,405)	$(475,184)	$(4,363)	$297,273
Net income	105,931	0	0	0	0	0	0	0	0	105,931
Other comprehensive loss	(2,765)	0	0	0	0	0	0	0	(2,765)	0
Translation gain reclassified to other income	(280)	0	0	0	0	0	0	0	(280)	0
Conversion of class B to class A common stock	0	20	0	(20)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	9,529	91	0	0	0	9,529	0	0	0	0
Tax effect of stock option exercises	1,096	0	0	0	0	1,096	0	0	0	0
Share-based compensation expense	17,299	0	0	0	0	17,299	0	0	0	0
Balance at December 31, 2015	$455,281	15,771	$16	2,035	$2	$534,651	(6,405)	$(475,184)	$(7,408)	$403,204
Net income	90,908	0	0	0	0	0	0	0	0	90,908
Other comprehensive loss	(3,335)	0	0	0	0	0	0	0	(3,335)	0
Issuance of class A common stock under stock option plans	1,663	34	0	0	0	1,663	0	0	0	0
Tax effect of stock option exercises	1,244	0	0	0	0	1,244	0	0	0	0
Share-based compensation expense	11,817	0	0	0	0	11,817	0	0	0	0
Payment of taxes relating to net exercise of employee stock options	(3,739)	0	0	0	0	(3,739)	0	0	0	0
Write-off of deferred tax assets relating to vested employee stock options that are no longer exercisable	(1,662)	0	0	0	0	(1,662)	0	0	0	0
Balance at December 31, 2016	$552,177	15,805	$16	2,035	$2	$543,974	(6,405)	$(475,184)	$(10,743)	$494,112

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$90,908	$105,931	$5,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,195	21,214	25,295
Bad debt expense	224	884	2,969
Unrealized net loss (gain) on foreign currency forward contracts	0	1,641	(1,682)
Non-cash restructuring costs and adjustments	0	(136)	199
Deferred taxes	(4,983)	9,666	(1,526)
Release of liabilities for unrecognized tax benefits	(394)	(899)	0
Share-based compensation expense	11,817	17,299	11,786
Excess tax benefits from share-based compensation arrangements	(1,244)	(1,096)	0
Reclassification of foreign currency translation adjustment from other comprehensive income	0	(280)	0
Changes in operating assets and liabilities:
Accounts receivable	(16,878)	5,003	(276)
Prepaid expenses and other current assets	(880)	4,446	(2,713)
Deposits and other assets	(4,059)	1,631	909
Accounts payable and accrued expenses	6,981	1,904	(1,701)
Accrued compensation and employee benefits	3,787	(8,387)	(26,875)
Accrued restructuring costs	(58)	(1,922)	2,379
Deferred revenue and advance payments	11,238	(4,176)	731
Other long-term liabilities	(3,065)	(3,024)	70
Net cash provided by operating activities	110,589	149,699	14,600
Investing activities:
Proceeds from redemption of short-term investments	361,680	479,200	308,900
Purchases of property and equipment	(2,337)	(3,484)	(12,400)
Purchases of short-term investments	(354,999)	(473,779)	(370,050)
Capitalized software development costs	0	(9,598)	(8,396)
Increase in restricted cash	(135)	(20)	(164)
Net cash provided by (used in) investing activities	4,209	(7,681)	(82,110)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,663	9,529	856
Payment of taxes relating to net exercise of employee stock options	(3,739)	0	0
Excess tax benefits from share-based compensation arrangements	1,244	1,096	0
Payments on capital lease obligations and other financing arrangements	(172)	(1,447)	(2,326)
Net cash (used in) provided by financing activities	(1,004)	9,178	(1,470)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,160)	(5,774)	(4,272)
Net increase (decrease) in cash and cash equivalents	109,634	145,422	(73,252)
Cash and cash equivalents, beginning of year	292,341	146,919	220,171
Cash and cash equivalents, end of year	$401,975	$292,341	$146,919
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2	$34	$74
Cash paid during the year for income taxes, net of tax refunds	$24,332	$13,346	$5,529
Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$0	$14	$70

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy is a worldwide provider of enterprise software platforms. The Company’s mission is to provide enterprise customers with a world-class software platform and expert services so they can deploy unique intelligence applications. The MicroStrategy platform delivers high-performance business applications that are designed to meet the needs of both business and IT.

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

(d) Cash and Cash Equivalents and Restricted Cash

Cash equivalents include bank demand deposits, money market instruments, certificates of deposit, U.S. Treasury securities, and equivalent funds. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash balances restricted in use by contractual obligations with third parties.

(e) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments.  All highly liquid investments with stated maturity dates between three months and one year from the purchase date are classified as short-term investments. The Company determines the appropriate classification of its short-term investments at the time of purchase.

Substantially all of the Company’s short-term investments are in U.S. Treasury securities and certificates of deposit, and the Company has the ability and intent to hold these investments to maturity. Therefore, these short-term investments are classified and accounted for as held-to-maturity and are reported at amortized cost. Each reporting period, the Company determines whether a decline in fair value below the amortized cost for each individual security is other-than-temporary and if it would be required to sell the security before recovery of its amortized cost basis. If an other-than-temporary impairment has occurred, the amount representing the credit loss is recorded in “Other income, net,” and the amount related to all other factors is recognized in “Accumulated other comprehensive income (loss).” Upon recognition of an other-than-temporary impairment, the previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.

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

(g) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software; five years for office equipment and automobiles; and ten years for office furniture and owned corporate aircraft, which has an estimated salvage value of 70%.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.  The Company periodically evaluates the appropriateness of the estimated useful lives and salvage value of all property and equipment.  Any change in the estimated useful life or salvage value is treated as a change in estimate and accounted for prospectively in the period of change.

Expenditures for maintenance and repairs are charged to expense as incurred, except for certain costs related to the aircraft.  The costs of normal, recurring, or periodic repairs and maintenance activities related to the aircraft are

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(h) Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers, and quality control and field certifiers working on products after they reach technological feasibility, but before they are generally available to customers for sale.  Technological feasibility is considered to be achieved when a product design and working model of the software product have been completed.  Capitalized software development costs are typically amortized over the estimated product life of three years, on a straight-line basis. Recently, the Company has significantly improved the pace of its software development efforts and increased the frequency of its software releases, such that the period between technological feasibility and general release has been significantly reduced, resulting in no software development costs capitalized subsequent to the release of MicroStrategy 10.

Capitalized software development costs, net of accumulated amortization, were $8.5 million and $15.9 million as of December 31, 2016 and 2015, respectively.  Amortization expense related to software development costs was $7.4 million, $7.2 million, and $5.2 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in cost of product licenses and subscription services revenues.  During the years ended December 31, 2015 and 2014, the Company capitalized software development costs of $9.6 million and $8.4 million, respectively.  The Company did not capitalize any software development costs during the year ended December 31, 2016.  The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

(i) Restructuring Costs

In 2014, the Company committed to, and substantially implemented, a restructuring plan (the “2014 Restructuring Plan”). In connection with the 2014 Restructuring Plan, the Company has incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs.  See Note 8, Restructuring, to the Consolidated Financial Statements for further information on the Company’s current restructuring activities.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(k) Deferred Revenue and Advance Payments

Deferred revenue and advance payments related to product support, subscription services, and other services result from payments received prior to the performance of services for technical support, subscription, consulting, and education. Deferred revenue and advance payments related to product licenses result primarily from multiple-element arrangements that include future deliverables. Deferred revenue is comprised of deferred product licenses and subscription services, deferred product support, or other services revenue based on the objective fair value of the multiple elements of the arrangement, except for software licenses for which the Company does not have an objective measure of fair value. The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(l) Revenue Recognition

The Company recognizes revenue from sales of software licenses to end users upon:

1)	persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders, or other arrangements, generally executed by both parties;

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Product support or post-contract support (“PCS”) revenue is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year.  The Company’s VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based on the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed.  Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above the Company’s minimum substantive VSOE rate for PCS.  If a stated renewal rate is considered non-substantive, VSOE of PCS has not been established and the Company recognizes all revenue under the arrangement ratably over the PCS period.  A minimum substantive VSOE rate is determined based on an analysis of historical sales of PCS.  For a renewal rate to be non-substantive, the Company believes it must be significantly lower than its minimum VSOE rate. The Company considers a 10% variance below its minimum VSOE rate to be significant. It is rare for the Company to have an arrangement that includes a renewal rate that is below the minimum VSOE rate.

Revenue from consulting, education, and subscription services is recognized as the services are performed.  The Company’s VSOE for services other than PCS is determined based on an analysis of its historical sales of each element when sold separately from software.

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

License revenue derived from sales to resellers or original equipment manufacturers who purchase the Company’s products for resale is recognized upon sufficient evidence that the products have been sold to the end user, provided all other revenue recognition criteria have been met.  The Company’s standard software license and reseller agreements do not include any return rights other than the right to return non-conforming products for repair or replacement under standard product warranties.  During the last three fiscal years, the Company has not experienced any product returns related to warranty claims.

The Company generally offers either commercial discounts or referral fees to its channel partners, depending on the nature of services performed. Revenue recognized from transactions with channel partners involved in resale or

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also generates subscription services revenues primarily from its cloud services offerings. Subscription services revenues include subscription fees from customers for access to the full breadth of MicroStrategy Analytics and MicroStrategy Mobile capabilities, database services, and data integration services. The Company’s standard arrangements with customers generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract, following completion of the set-up service.  Any related set-up service fees are recognized ratably over the longer of the contract period or the estimated average life of the customer relationship.

The Company’s subscription services are generally offered as standalone arrangements or as part of arrangements that include professional services.  If deliverables in a multiple-element arrangement have standalone value upon delivery, the Company accounts for each such deliverable separately. The Company has concluded that its subscription services and its professional services each have standalone value. When the Company enters into multiple-element arrangements that include subscription services and professional services, the total arrangement consideration is allocated to each of the deliverables based on the relative selling price hierarchy.  The Company determines the relative selling price for each deliverable using VSOE of selling price, if available, or its best estimate of selling price (“BESP”), if VSOE is not available.  The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its services offerings as compared to other companies and the lack of availability of third-party pricing information.  For professional services, the Company has established VSOE because a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range.  For subscription services, the Company has not established VSOE because, among other factors, the offering is relatively new and its pricing model continues to evolve. Accordingly, the Company uses BESP to determine the relative selling price of its subscription services.

The Company determines BESP by reviewing historical transactions and by considering the service’s pricing models and objectives that take into account factors such as gross margin, the size and volume of the transactions, perceived pricing sensitivity, and growth strategies.  The determination of BESP is made through consultation with, and approval by, the Company’s management team, taking into consideration the go-to-market strategy.  As the Company’s pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE and BESP.

Amounts, upon invoicing, are recorded in accounts receivable and either gross deferred revenue or revenue, depending on whether the applicable revenue recognition criteria have been met.

During 2016, 2015, and 2014, the Company did not generate significant revenues from Usher.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(m) Advertising Costs

Advertising costs include production costs, which are expensed the first time the advertisement takes place, and media placement costs, which are expensed in the month the advertising appears.  Total advertising costs were $1.3 million, $0.5 million, and $3.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.  As of December 31, 2016 and 2015, the Company had no prepaid advertising costs.

(n) Share-based Compensation

The Company maintains its 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock.  The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period (generally, the vesting period).  The share-based compensation expense is based on the fair value of such awards on the date of grant, as estimated using the Black-Scholes option pricing model.  See Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan, related share-based compensation expense, and assumptions used in the Black-Scholes option pricing model.

(o) Income Taxes

The Company is subject to federal, state, and local income taxes in the United States and many foreign countries. Deferred income taxes are provided based on enacted tax laws and rates applicable to the periods in which the taxes become payable.  For uncertain income tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken.  Income tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements.  The Company recognizes accrued interest related to unrecognized tax benefits as part of income tax expense.  Penalties, if incurred, are recognized as a component of income tax expense.

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

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A and class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of December 31, 2016 and 2015, there were no shares of preferred stock outstanding.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(q) Foreign Currency Translation

The functional currency of the Company’s international operations is the local currency.  Accordingly, all assets and liabilities of international subsidiaries are translated using exchange rates in effect at the end of the period, and revenue and expenses are translated using weighted average exchange rates for the period.  The related translation adjustments are reported in “Accumulated other comprehensive income (loss)” in stockholders’ equity.  In general, upon complete or substantially complete liquidation of an investment in an international subsidiary, the amount of accumulated translation adjustments attributable to that subsidiary is reclassified from stockholders’ equity to the statement of operations.  Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

In 2015, as a result of the completion of the liquidation of one of the Company’s foreign subsidiaries as part of the 2014 Restructuring Plan, a $0.3 million foreign currency translation gain was reclassified from “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets to “Other income, net” in the accompanying Consolidated Statements of Operations.  No reclassifications were recorded in 2016 or 2014.  As of December 31, 2016, 2015, and 2014, the cumulative foreign currency translation balances were $(10.8) million, $(7.4) million, and $(4.4) million, respectively.  Since the Company intends to indefinitely reinvest its undistributed earnings of all of its subsidiaries, no taxes were recognized on the temporary differences resulting from foreign currency translation adjustments for the years ended December 31, 2016, 2015, and 2014.

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in net gains of $3.0, $2.4, and $5.3 million in 2016, 2015, and 2014, respectively, and are included in “Other income, net” in the accompanying Consolidated Statements of Operations.

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

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business.  The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.  As of December 31, 2016 and 2015, no individual customer accounted for 10% or more of net accounts receivable, and for the years ended December 31, 2016, 2015, and 2014, no individual customer accounted for 10% or more of revenue.

(3) Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance.  The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018.  The standard allows entities to apply the standard

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”).  The Company plans to adopt this guidance on January 1, 2018, and continues to evaluate the impact of adopting under the modified versus the full retrospective method.  The Company is currently in the process of determining the impact of the new revenue recognition guidance on its revenue transactions, including any impacts on associated processes, systems, and internal controls.  The Company’s evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation.  Standalone selling prices under the new guidance may not be substantially different from the Company’s current methodologies of establishing VSOE of fair value on multiple element arrangements. Based on initial assessments, the Company has identified certain arrangements where revenue may be recognized earlier as compared to current GAAP, in particular term licenses and sales to resellers and OEMs who purchase the Company’s products for resale. The Company expects to recognize license revenue from term licenses upon delivery of the software, rather than over the term of the arrangement.  For reseller and OEM deals, the Company expects to recognize revenue when it transfers control of the products to the reseller or OEM, less potential adjustments for returns or price protection, rather than waiting for the reseller or OEM to sell the products to an end user.  The Company expects to begin capitalizing certain sales commissions upon adoption of the new standard and is currently in the process of evaluating the period over which to amortize these capitalized costs. The Company continues to evaluate the impact of this guidance and its subsequent amendments on its consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to simplify certain aspects of accounting for share-based payment transactions.  Under ASU 2016-09, all excess tax benefits should be recognized as income tax expense or benefit in the income statement, regardless of whether the benefit reduces taxes payable in the current period.  The excess tax benefits will be combined with other income tax cash flows within operating activities in the statement of cash flows.  In addition, excess tax benefits or tax deficiencies will no longer be included in the calculation of assumed proceeds under the treasury stock method of computing diluted earnings per share. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur, when accruing share-based compensation expense. Lastly, ASU 2016-09 permits employers to withhold up to the employee’s maximum statutory tax rate in applicable jurisdictions and still qualify for the exception to liability classification. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning January 1, 2017.  Early adoption is permitted, however an entity that elects early adoption must adopt all of the amendments in the same period.  The Company will adopt this guidance on January 1, 2017 and will recognize excess tax benefits in the Consolidated Statements of Operations, instead of in additional paid-in capital, on a prospective basis.  The Company also plans to combine excess tax benefits with other income tax cash flows in the Consolidated Statements of Cash Flows on a prospective basis.  Upon adoption, excess tax benefits or tax deficiencies will no longer be included in the calculation of the Company’s diluted earnings per share.  In addition, the Company expects to make an accounting policy election to account for forfeitures as they occur, the impact of which is generally consistent with the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s current forfeiture estimate.  The Company does not expect to record a cumulative-effect adjustment to retained earnings as of the beginning of the period in which ASU 2016-09 is adopted.  The remaining amendments are not expected to have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the deferral of the income tax consequences of intra-entity transfers of assets other than inventory is eliminated. Entities will be required to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur. The standard requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption using a modified retrospective approach. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, however an entity can only adopt the guidance in the first interim period of a fiscal year. The Company expects to adopt this guidance on January 1, 2018 and is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), to address the diversity in practice that currently exists regarding the classification and presentation of changes in restricted cash on the statement of cash flows. Under ASU 2016-18, entities will be required to include restricted cash and restricted cash equivalents with total cash and cash equivalents when reconciling the beginning and end of period amounts on the statement of cash flows. Entities will also be required to disclose information about the nature of their restricted cash and restricted cash equivalents. Additionally, if cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item in the statement of financial position, entities will be required to present a reconciliation, either on the face of the statement of cash flows or disclosed in the notes, of the totals in the statement of cash flows to the related line item captions in the statement of financial position. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, however if an entity adopts the guidance in an interim period the adjustments must be reflected as of the beginning of the fiscal year. The standard requires entities to apply the standard retrospectively to each period presented. The Company expects to adopt this guidance on January 1, 2017 and will apply the required updates to its consolidated cash flow statements for all periods presented. The Company does not expect this guidance to impact its consolidated financial position, results of operations and footnote disclosures.

(4) Fair Value Measurements

As of December 31, 2016 and 2015, there were no financial assets or liabilities measured at fair value on a recurring basis.

The fair value of the Company’s foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value.

Changes in the fair value of the Company’s foreign currency forward contracts during 2016, 2015, and 2014 were as follows (in thousands):

		Years Ended December 31,
	Location	2016	2015	2014
Non-hedging derivative instruments:
Unrealized (loss) gain on foreign currency forward contracts	Other income, net	$0	$(1,641)	$1,682
Realized gain (loss) on foreign currency forward contracts	Other income, net	$0	$2,129	$(562)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The “Unrealized (loss) gain on foreign currency forward contracts” line item in the above table includes both the unrealized fair value gains and losses on outstanding foreign currency forward contracts and the reversal of previous period unrealized gains and losses upon the settlement of foreign currency forward contracts.  There were no foreign currency forward contracts outstanding as of December 31, 2016.  There were no transfers among the levels within the fair value hierarchy during the years ended December 31, 2016, 2015, and 2014.  As of December 31, 2016 and 2015, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2016 were $187.3 million, $187.3 million, and $187.3 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2015 were $193.3 million, $193.3 million, and $193.2 million, respectively. The gross unrecognized holding gains and losses were not material for 2016, 2015, and 2014. No other-than-temporary impairments related to these investments have been recognized as of December 31, 2016 and 2015.  As of December 31, 2016 and 2015, the Company’s available-for-sale investments were not material.

(6) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2016	2015
Billed and billable	$188,038	$175,382
Less: unpaid deferred revenue	(101,538)	(103,403)
Accounts receivable, gross	86,500	71,979
Less: allowance for doubtful accounts	(3,181)	(3,825)
Accounts receivable, net	$83,319	$68,154

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Property and Equipment

Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2016	2015
Transportation equipment	$48,835	$48,879
Computer equipment and purchased software	60,692	64,615
Furniture and equipment	10,871	11,649
Leasehold improvements	27,737	28,211
Internally developed software	9,655	9,560
Property and equipment, gross	157,790	162,914
Less: accumulated depreciation and amortization	(100,354)	(97,250)
Property and equipment, net	$57,436	$65,664

Included in transportation equipment is the Company’s owned corporate aircraft, including capitalizable costs related to the repairs to the aircraft, and aircraft-related equipment.  As of December 31, 2016, the net asset value of the aircraft and aircraft-related equipment was $38.4 million, net of $10.2 million of accumulated depreciation.  As of December 31, 2015, the net asset value of the aircraft and aircraft-related equipment was $40.0 million, net of $8.6 million of accumulated depreciation.

Included in computer equipment at December 31, 2016 and 2015 is $2.2 million and $2.4 million, respectively, acquired under capital lease arrangements.  At December 31, 2016 and 2015, accumulated amortization relating to computer equipment under capital lease arrangements totaled $2.2 million and $2.3 million, respectively.

Depreciation and amortization expense related to property and equipment, including assets under capital leases, was $10.6 million, $14.0 million, and $20.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(8) Restructuring

In September 2014, the Company committed to the 2014 Restructuring Plan to streamline its workforce and spending to better align its cost structure with its business strategy, including reducing the Company’s workforce by 777 employees, comprised of 217 employees in North America, 400 employees in Asia Pacific, 141 employees in Europe, the Middle East, and Africa, and 19 employees in Latin America.  The Company implemented substantially all of the 2014 Restructuring Plan by the end of 2014. The Company does not expect any future costs associated with the 2014 Restructuring Plan.

Costs associated with the 2014 Restructuring Plan include employee severance and related benefit costs (including outplacement services and continuing health insurance coverage), contract termination costs (including operating lease terminations for certain office space at the Company’s corporate headquarters and other international locations), and other charges (including external consulting and advisory fees related to implementing the 2014 Restructuring Plan).  The following table summarizes the major types of costs associated with the 2014 Restructuring Plan (in thousands) for the years ended December 31, 2016, 2015 and 2014, total costs incurred through December 31, 2016, and total costs expected:

	Years Ended December 31,			Cumulative Costs	Total Expected
	2016	2015	2014	Incurred To Date	Plan Costs
Severance and related employee benefits	$0	$0	$13,162	$13,162	$13,162
Contract termination costs	0	0	1,159	1,159	1,159
Other costs	45	279	411	735	735
Total restructuring costs	$45	$279	$14,732	$15,056	$15,056

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total restructuring costs above are reported as “Restructuring costs” under “Operating expenses” in the Company’s Consolidated Statements of Operations.

Restructuring-related liabilities are reported as “Accrued restructuring costs” in the Company’s Consolidated Balance Sheets.  The following table presents a summary of changes in the restructuring-related liabilities (in thousands) for the years ended December 31, 2016 and 2015, respectively:

	Balance as of	Costs	Cash	Non-cash	Adjustments	Balance as of
	January 1, 2016	Incurred	Payments	Settlements	and Other	December 31, 2016
Current:
Severance and related employee benefits	$32	$0	$(32)	$0	$0	$0
Contract termination costs	0	0	0	0	0	0
Other costs	24	45	(71)	0	2	0
Total current accrued restructuring costs	$56	$45	$(103)	$0	$2	$0

	Balance as of	Costs	Cash	Non-cash	Adjustments	Balance as of
	January 1, 2015	Incurred	Payments	Settlements	and Other	December 31, 2015
Current:
Severance and related employee benefits	$2,215	$0	$(1,885)	$0	$(298)	$32
Contract termination costs	0	0	0	0	0	0
Other costs	69	279	(316)	0	(8)	24
Total current accrued restructuring costs	$2,284	$279	$(2,201)	$0	$(306)	$56

(9) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2016	2015
Current:
Deferred product licenses revenue	$13,023	$13,506
Deferred subscription services revenue	18,303	15,763
Deferred product support revenue	162,781	158,738
Deferred other services revenue	10,015	9,149
Gross current deferred revenue and advance payments	204,122	197,156
Less: unpaid deferred revenue	(98,587)	(96,461)
Net current deferred revenue and advance payments	$105,535	$100,695

Non-current:
Deferred product licenses revenue	$9,118	$5,397
Deferred subscription services revenue	1,307	2,138
Deferred product support revenue	5,751	7,607
Deferred other services revenue	690	795
Gross non-current deferred revenue and advance payments	16,866	15,937
Less: unpaid deferred revenue	(2,951)	(6,942)
Net non-current deferred revenue and advance payments	$13,915	$8,995

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of December 31, 2016 or December 31, 2015.

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

At December 31, 2016 and 2015, deferred rent of $12.3 million and $15.7 million, respectively, was included in other long-term liabilities and $3.5 million and $3.3 million, respectively, was included in current accrued expenses.

The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2016:

		Capital Leases
	Operating Leases	and Other Financing
Year	Amount	Amount
2017	$20,461	$1,101
2018	19,608	1,101
2019	18,245	0
2020	18,103	0
2021	2,100	0
Thereafter	5,807	0
	$84,324	$2,202

Total rental expenses under operating lease agreements for the years ended December 31, 2016, 2015, and 2014 were $20.3 million, $22.6 million, and $30.4 million, respectively.

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts (the “District Court”). The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support.  The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief.  In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the District Court

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entered summary judgment against DataTern.  In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”).  In December 2014, the Federal Circuit issued an opinion vacating the District Court’s summary judgment, stating that the claim construction on which the summary judgment was based was incorrect.  In January 2015, the case was remanded to the District Court for further proceedings.  A claim construction ruling was issued in February 2017.  The Company has received indemnification requests from certain of its channel partners and customers who were sued by DataTern in the District Court in lawsuits alleging infringement of the ‘502 Patent.  The proceedings against these channel partners and customers have been stayed pending the resolution of DataTern’s lawsuit against the Company.  The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time.  Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

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

(11) Income Taxes

U.S. and international components of income (loss) before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
U.S.	$51,145	$68,555	$(5,389)
Foreign	61,901	69,309	16,440
Total	$113,046	$137,864	$11,051

The provision for income taxes (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$18,453	$11,748	$(306)
State	3,681	2,997	(1)
Foreign	4,941	7,565	7,638
	$27,075	$22,310	$7,331

Deferred:
Federal	$(4,742)	$9,215	$(2,132)
State	(890)	693	(1,038)
Foreign	695	(285)	1,855
	$(4,937)	$9,623	$(1,315)
Total provision	$22,138	$31,933	$6,016

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income before income taxes as follows for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	1.6%	1.7%	-4.3%
Foreign earnings taxed at different rates	-15.5%	-14.0%	2.9%
Withholding tax	1.4%	1.1%	14.3%
Foreign tax credit	-1.0%	-0.3%	-9.6%
Other international components	-0.1%	0.8%	0.8%
Change in valuation allowance	-0.8%	-0.1%	21.1%
Deferred tax adjustments and rate changes	0.1%	-0.1%	-4.9%
Meals and entertainment	0.4%	0.3%	5.9%
Non-deductible officers compensation	0.1%	0.0%	2.0%
Personal use of corporate aircraft	0.1%	0.1%	2.5%
Subpart F income	0.6%	0.5%	4.0%
Research and development tax credit	-0.8%	-0.6%	-13.7%
Section 199 Deduction	-1.8%	-1.5%	0.0%
Other permanent differences	0.3%	0.3%	-1.6%
Total	19.6%	23.2%	54.4%

The Company’s U.S. and foreign effective tax rates for income before income taxes were as follows for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
U.S.	32.3%	36.0%	64.5%
Foreign	9.1%	10.5%	57.7%
Combined	19.6%	23.2%	54.4%

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries.  Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the United States in excess of certain limits (“Subpart F deemed dividends”).  Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the United States and no additional tax is incurred on the distribution.  The Company repatriated Subpart F deemed dividends of $1.9 million and $1.3 million in 2016 and 2014, respectively, with no additional tax incurred.  The Company did not repatriate any Subpart F deemed dividends in 2015 because it did not report any Subpart F income on its 2014 U.S. tax return. As of December 31, 2016 and 2015, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $279.8 million and $219.3 million, respectively, and by non-U.S. entities was $309.6 million and $266.4 million, respectively.  If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the United States, the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $322.0 million at December 31, 2016.  Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

components of the Company’s deferred tax assets and liabilities (in thousands) were as follows for the periods indicated:

	December 31,
	2016	2015
Deferred tax assets, net:
Net operating loss carryforwards	$214	$501
Tax credits	1,372	2,984
Intangible assets	11	24
Deferred revenue adjustment	3,305	3,454
Accrued compensation	7,866	7,331
Share-based compensation expense	11,440	9,905
Deferred rent	1,281	2,409
Other	2,002	2,915
Deferred tax assets before valuation allowance	27,491	29,523
Valuation allowance	(832)	(1,984)
Deferred tax assets, net of valuation allowance	26,659	27,539

Deferred tax liabilities:
Prepaid expenses and other	1,098	1,389
Property and equipment	10,821	12,253
Capitalized software development costs	3,330	5,925
Total deferred tax liabilities	15,249	19,567
Total net deferred tax asset	$11,410	$7,972

Reported as:
Non-current deferred tax assets, net	11,704	7,989
Non-current deferred tax liabilities	(294)	(17)
Total net deferred tax asset	$11,410	$7,972

As of December 31, 2016 and 2015, the Company had income taxes payable of $10.5 million and $4.8 million, respectively, recorded in “Accounts payable and accrued expenses” in the Company’s Consolidated Balance Sheets.

As of December 31, 2016, the Company had unrecognized tax benefits of $3.5 million, recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. The change in unrecognized tax benefits (in thousands) is presented in the table below:

Unrecognized tax benefits at January 1, 2016	$3,298
Increase related to positions taken in prior period	76
Increase related to positions taken in current period	241
Decrease related to expiration of statute of limitations	(100)
Decrease related to settlement with tax authority	(394)
Unrecognized tax benefits at December 31, 2016	3,121
Accrued interest	415
Unrecognized tax benefits recorded in other long-term liabilities at December 31, 2016	$3,536

If recognized, $2.8 million of the gross unrecognized tax benefits would impact the Company’s effective tax rate.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits shown above is not expected to change by a material amount.  The Company recognizes estimated accrued interest related to unrecognized tax benefits in the provision for income tax accounts.  During the year ended December 31, 2016, 2015 and 2014, the Company released or recognized an immaterial amount of accrued interest.  The amount of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrued interest related to the above unrecognized tax benefits was approximately $0.4 million and $0.3 million as of December 31, 2016 and 2015, respectively.

The Company files tax returns in numerous foreign countries as well as the United States and its tax returns may be subject to audit by tax authorities in all countries in which it files.  Each country has its own statute of limitations for making assessment of additional tax liabilities.  In 2016, the Company settled the tax examination in the United States for tax years 2011 and 2012 without any material audit assessments.  The Company’s U.S. tax returns for tax years from 2013 forward are subject to potential examination by the Internal Revenue Service.

The Company’s major foreign tax jurisdictions and the tax years that remain subject to potential examination are Germany for tax years 2013 forward, Poland and China for tax years 2012 forward, Spain for tax years 2013 forward, and the United Kingdom for tax years 2015 forward.  To date there have been no material audit assessments related to audits in the United States or any of the applicable foreign jurisdictions.

The Company had no U.S. net operating loss carryforwards as of December 31, 2016 and 2015. The Company had $0.7 million and $1.1 million of foreign net operating loss carryforwards as of December 31, 2016 and 2015, respectively.  The Company had foreign tax credit and certain state tax credit carryforward tax assets totaling $0.3 million at December 31, 2016, which begin to expire in 2026.  The Company had domestic research and development tax credit, foreign tax credit, and alternative minimum tax credit carryforward tax assets totaling $1.8 million at December 31, 2015. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company as discussed below.

The Company’s valuation allowances of $0.8 million and $2.0 million at December 31, 2016 and 2015, respectively, primarily relate to certain foreign tax credit carryforward tax assets.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Share-based Compensation

The 2013 Equity Plan authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of December 31, 2016, the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan was 1,700,000 shares.

During 2016, stock options to purchase an aggregate of 45,000 shares of class A common stock were granted to certain Company employees and directors pursuant to the 2013 Equity Plan. As of December 31, 2016, there were options to purchase 885,833 shares of class A common stock outstanding under the 2013 Equity Plan. As of December 31, 2016, there were 602,500 remaining shares of class A common stock authorized for future issuance under the 2013 Equity Plan.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the periods indicated:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2014	600	$92.84
Granted	745	125.46
Exercised	(9)	92.84	$653
Forfeited/Expired	(135)	104.48
Balance as of December 31, 2014	1,201	$111.77
Granted	380	178.93
Exercised	(91)	105.25	$6,367
Forfeited/Expired	(167)	131.31
Balance as of December 31, 2015	1,323	$129.04
Granted	45	189.62
Exercised	(112)	97.82	$8,102
Forfeited/Expired	(370)	110.28
Balance as of December 31, 2016	886	$143.89
Exercisable as of December 31, 2016	345	$135.25	$21,520	7.6
Expected to vest as of December 31, 2016	541	$149.39	26,303	7.9
Total	886	$143.89	$47,823	7.7

Stock options outstanding as of December 31, 2016 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at December 31, 2016
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$117.85 - $120.00	30	$118.63	7.3
$120.01 - $150.00	510	$121.43	7.3
$150.01 - $180.00	216	$167.21	8.2
$180.01 - $201.25	130	$198.99	8.8
Total	886	$143.89	7.7

An aggregate of 222,500, 283,750, and 150,000 stock options with an aggregate fair value of $13.7 million, $14.2 million, and $6.3 million vested during the years ended December 31, 2016, 2015, and 2014, respectively.  The Company expects all unvested and outstanding options at December 31, 2016 to fully vest in future years in accordance with their vesting schedules. Therefore, share-based compensation expense has not been adjusted for any expected forfeitures.

The weighted average grant date fair value of stock option awards using the Black-Scholes option pricing model was $75.54, $73.86, and $55.84 for each share subject to a stock option granted during the years ended December 31, 2016, 2015, and 2014, respectively, based on the following assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected term of options in years	6.3	6.3	6.3
Expected volatility	38.5%	39.0% - 40.2%	41.5% - 42.5%
Risk-free interest rate	1.4% - 1.6%	1.5% - 2.0%	2.1% - 2.3%
Expected dividend yield	0.0%	0.0%	0.0%

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized approximately $11.8 million, $17.3 million, and $11.8 million in share-based compensation expense for the years ended December 31, 2016, 2015, and 2014, respectively, from stock options granted under the 2013 Equity Plan. As of December 31, 2016, there was approximately $25.7 million of total unrecognized share-based compensation expense related to unvested stock options.  As of December 31, 2016, the Company expected to recognize this remaining share-based compensation expense over a weighted-average vesting period of approximately 2.0 years.

During the years ended December 31, 2016 and 2015, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated in the current and/or prior year under the 2013 Equity Plan.  Accordingly, stockholders’ equity increased by $1.2 million and $1.1 million during the years ended December 31, 2016 and 2015, respectively.  No windfall tax benefit was realized from the exercise of stock options during the year ended December 31, 2014.

During the year ended December 31, 2016, the Company wrote off $1.7 million of deferred tax assets related to certain vested stock options that were no longer exercisable. Accordingly, additional paid-in capital decreased by $1.7 million during the year ended December 31, 2016.  No such adjustment was made during the years ended December 31, 2015 and 2014.

During the year ended December 31, 2016, the Company paid $3.7 million to tax authorities related to the net exercise of a stock option under the 2013 Equity Plan.  This payment resulted in a $3.7 million reduction to additional paid-in capital during the year ended December 31, 2016.  No net exercises of stock options were made during the years ended December 31, 2015 and 2014.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income	$90,908	$105,931	$5,035

Denominator:
Weighted average common shares of class A common stock	9,390	9,320	9,246
Weighted average common shares of class B common stock	2,035	2,035	2,055
Total weighted average common stock shares outstanding	11,425	11,355	11,301
Effect of dilutive securities:
Employee stock options	91	184	55
Adjusted weighted average shares	11,516	11,539	11,356

Earnings per share:
Basic earnings per share	$7.96	$9.33	$0.45
Diluted earnings per share	$7.89	$9.18	$0.44

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016, 2015, and 2014, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 391,000, 262,000, and 445,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

(14) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  As of December 31, 2016, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.  During the years ended December 31, 2016, 2015, and 2014, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.

(15) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 50% of their annual base pre-tax compensation, cash bonuses, and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary Company contributions.  The Company currently makes a matching contribution to each Plan participant in the amount of 50% of the first 6% of a participant’s contributions, up to a maximum of $3,000 per year.  A participant vests in the matching contributions in increments based on the participant’s years of employment by the Company, becoming fully vested after completing six years of employment.  The Company made contributions to the Plan totaling $1.9 million, $1.6 million, and $2.9 million during the years ended December 31, 2016, 2015, and 2014, respectively.

(16) Segment Information

The Company manages its business in one reportable operating segment.  The Company’s one reportable operating segment is engaged in the design, development, marketing, and sales of its software platform through licensing arrangements and cloud-based subscriptions and related services.  The following table presents total revenues, gross profit, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Year ended December 31, 2016
Total revenues	$310,972	$150,422	$50,767	$512,161
Gross profit	$253,234	$122,865	$42,915	$419,014
Year ended December 31, 2015
Total revenues	$326,792	$153,658	$49,419	$529,869
Gross profit	$265,438	$121,148	$42,175	$428,761
Year ended December 31, 2014
Total revenues	$341,692	$176,774	$61,364	$579,830
Gross profit	$261,459	$131,790	$51,371	$444,620
As of December 31, 2016
Long-lived assets	$67,031	$3,256	$1,341	$71,628
As of December 31, 2015
Long-lived assets	$77,652	$3,701	$2,238	$83,591

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the years ended December 31, 2016, 2015, and 2014, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the years ended December 31, 2016, 2015, and 2014, no individual customer accounted for 10% or more of total consolidated revenues.

As of December 31, 2016 and 2015, no individual foreign country accounted for 10% or more of total consolidated assets.

(17) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments. During the fourth quarter of 2016, the Company reversed the accrual for potential future payments in connection with the departure from the Company of two executives in connection with an executive management reorganization in January 2016, which resulted in a $3.4 million increase in net income.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2016
Revenues	$119,015	$123,142	$129,896	$140,108	$512,161
Gross profit	$96,192	$99,041	$106,961	$116,820	$419,014
Net income	$14,272	$18,884	$26,628	$31,124	$90,908
Earnings per share:(1)
Basic	$1.25	$1.65	$2.33	$2.72	$7.96
Diluted	$1.24	$1.64	$2.31	$2.69	$7.89

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2015
Revenues	$123,871	$132,940	$129,536	$143,522	$529,869
Gross profit	$96,773	$107,028	$104,852	$120,108	$428,761
Net income	$20,460	$22,467	$23,893	$39,111	$105,931
Earnings per share:(1)
Basic	$1.81	$1.98	$2.10	$3.44	$9.33
Diluted	$1.79	$1.95	$2.06	$3.38	$9.18

(1)

The sum of the basic and diluted earnings per share for the four quarters may differ from annual earnings per share as the weighted-average shares outstanding are computed independently for each of the quarters presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroStrategy Incorporated
(Registrant)

By:	/s/ Michael J. Saylor
	Name:	Michael J. Saylor
	Title:	Chairman of the Board of Directors,
President & Chief Executive Officer

Date: February 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael J. Saylor	Chairman of the Board of Directors, President & Chief Executive Officer (Principal Executive Officer)	February 10, 2017
Michael J. Saylor

/s/ Phong Le Phong Le	Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2017

/s/ Robert H. Epstein	Director	February 10, 2017
Robert H. Epstein

/s/ Stephen X. Graham	Director	February 10, 2017
Stephen X. Graham

/s/ Jarrod M. Patten	Director	February 10, 2017
Jarrod M. Patten

/s/ Carl J. Rickertsen	Director	February 10, 2017
Carl J. Rickertsen

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2016, 2015, and 2014

(in thousands)

	Balance at the			Balance at
	beginning of			the end of
	the period	Additions (1)	Deductions	the period
Allowance for doubtful accounts:
December 31, 2016	$3,825	224	(868)	$3,181
December 31, 2015	$4,412	884	(1,471)	$3,825
December 31, 2014	$3,989	2,969	(2,546)	$4,412
Deferred tax valuation allowance:
December 31, 2016	$1,984	20	(1,172)	$832
December 31, 2015	$2,311	75	(402)	$1,984
December 31, 2014	$77	2,234	0	$2,311

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.1†

MicroStrategy Incorporated 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2013 (File No. 000-24435)).

10.2†

Amendment No. 1 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2014 (File No. 000-24435)).

10.3†

Amendment No. 2 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 filed with the SEC on July 25, 2014 (File No. 333-197645)).

10.4†

Amendment No. 3 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2015 (File No. 000-24435)).

10.5†

2013 Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2013 (File No. 000-24435)).

10.6†

2016 Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (File No. 000-24435)).

10.7†

Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers (incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 000-24435)).

10.8†

Summary of Director Fees and Perquisites and Associated Other Compensation Arrangements for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (File No. 000-24435)).

10.9†

Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC (incorporated herein by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-24435)).

10.10†

Material Terms for Payment of Certain Executive Incentive Compensation (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (File No. 000-24435)).

10.11†

Summary of Designated Company Vehicles Policy (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 000-24435)).

10.12†

Amended and Restated Performance Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 000-24435)).

10.13†

Summary of Changes in Salary and Annual Cash Bonus for Timothy E. Lang (incorporated herein by reference to Item 5.02 of the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2016 (File No. 000-24435)).

10.14†

Summary of Compensation for Phong Le (incorporated herein by reference to Item 5.02 of the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2015, as amended by the registrant’s Current Report on Form 8-K/A filed with the SEC on September 14, 2015 (File Nos. 000-24435)).

10.15†

Summary of 2016 Cash Bonus Determinations for Executive Officers (incorporated herein by reference to Item 5.02 of the registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2017 (File No. 000-24435)).

10.16†	Summary of Compensation for David J. Rennyson and W. Ming Shao.

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contracts and compensatory plans or arrangements.