Form 10-Q
period 2017-03-31
MICROSTRATEGY INC
filed 2017-04-27
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 18, 2017 was 9,406,910 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2016, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016	2

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 5.	Other Information	43

Item 6.	Exhibits	43

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$358,676	$401,975
Restricted cash	851	737
Short-term investments	259,816	187,408
Accounts receivable, net	73,394	83,319
Prepaid expenses and other current assets	11,718	11,548
Total current assets	704,455	684,987
Property and equipment, net	55,811	57,436
Capitalized software development costs, net	6,998	8,497
Deposits and other assets	5,639	5,695
Deferred tax assets, net	13,633	11,704
Total assets	$786,536	$768,319
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$20,794	$36,628
Accrued compensation and employee benefits	33,111	43,323
Deferred revenue and advance payments	132,047	105,535
Total current liabilities	185,952	185,486
Deferred revenue and advance payments	12,634	13,915
Other long-term liabilities	15,614	16,447
Deferred tax liabilities	300	294
Total liabilities	214,500	216,142
Commitments and Contingencies
Stockholders' Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,812 shares issued and 9,407 shares outstanding, and 15,805 shares issued and 9,400 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	548,184	543,974
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(9,961)	(10,743)
Retained earnings	508,979	494,112
Total stockholders' equity	572,036	552,177
Total liabilities and stockholders' equity	$786,536	$768,319

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues:
Product licenses	$21,012	$22,399
Subscription services	7,772	7,354
Total product licenses and subscription services	28,784	29,753
Product support	70,490	68,497
Other services	21,302	20,765
Total revenues	120,576	119,015
Cost of revenues:
Product licenses	1,672	2,136
Subscription services	3,039	3,092
Total product licenses and subscription services	4,711	5,228
Product support	4,334	3,273
Other services	14,087	14,322
Total cost of revenues	23,132	22,823
Gross profit	97,444	96,192
Operating expenses:
Sales and marketing	39,410	36,577
Research and development	18,426	17,575
General and administrative	20,257	22,219
Restructuring costs	0	25
Total operating expenses	78,093	76,396
Income from operations	19,351	19,796
Interest income, net	837	403
Other expense, net	(1,856)	(1,668)
Income before income taxes	18,332	18,531
Provision for income taxes	3,465	4,259
Net income	14,867	14,272
Basic earnings per share (1)	$1.30	$1.25
Weighted average shares outstanding used in computing basic earnings per share	11,439	11,408
Diluted earnings per share (1)	$1.28	$1.24
Weighted average shares outstanding used in computing diluted earnings per share	11,593	11,479

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Net income	$14,867	$14,272
Other comprehensive income, net of applicable taxes:
Foreign currency translation adjustment	812	669
Unrealized loss on short-term investments	(30)	(7)
Total other comprehensive income	782	662
Comprehensive income	$15,649	$14,934

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net income	$14,867	$14,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,818	4,553
Bad debt expense	1,044	531
Deferred taxes	(1,812)	688
Share-based compensation expense	3,115	1,504
Excess tax benefits from share-based compensation arrangements	0	(1,266)
Changes in operating assets and liabilities:
Accounts receivable	9,584	11,915
Prepaid expenses and other current assets	(58)	(3,551)
Deposits and other assets	75	4
Accounts payable and accrued expenses	(16,295)	(3,093)
Accrued compensation and employee benefits	(10,795)	(4,083)
Accrued restructuring costs	0	(26)
Deferred revenue and advance payments	23,811	30,065
Other long-term liabilities	(833)	(686)
Net cash provided by operating activities	26,521	50,827
Investing activities:
Proceeds from redemption of short-term investments	91,140	63,500
Purchases of property and equipment	(820)	(193)
Purchases of short-term investments	(163,421)	(97,417)
Net cash used in investing activities	(73,101)	(34,110)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,095	241
Payment of taxes relating to net exercise of employee stock options	0	(3,739)
Excess tax benefits from share-based compensation arrangements	0	1,266
Payments on capital lease obligations and other financing arrangements	(6)	(122)
Net cash provided by (used in) financing activities	1,089	(2,354)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,306	2,266
Net (decrease) increase in cash, cash equivalents, and restricted cash	(43,185)	16,629
Cash, cash equivalents and restricted cash, beginning of period	402,712	292,959
Cash, cash equivalents and restricted cash, end of period	$359,527	$309,588

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Summary of Significant Accounting Policies

(a)	Basis of Presentation

Except for the Consolidated Balance Sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2016, which was derived from audited financial statements, the accompanying Consolidated Financial Statements are unaudited.  In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included.  All such adjustments are of a normal recurring nature, unless otherwise disclosed.  Interim results are not necessarily indicative of results for a full year.

Certain amounts in the prior year’s Consolidated Financial Statements have been reclassified to conform to current year presentation.  Changes in restricted cash have been removed from investing activities in the Consolidated Statements of Cash Flows; instead, restricted cash has been included with total cash and cash equivalents when reconciling the beginning and end of period amounts, as discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no significant changes in the Company’s accounting policies since December 31, 2016, except as discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company is not aware of any subsequent event which would require recognition or disclosure.

(2) Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to simplify certain aspects of accounting for share-based payment transactions.  Under ASU 2016-09, all excess tax benefits should be recognized as income tax expense or benefit in the income statement, regardless of whether the benefit reduces taxes payable in the current period.  The excess tax benefits will be combined with other income tax cash flows within operating activities in the statement of cash flows.  In addition, excess tax benefits or tax deficiencies will no longer be included in the calculation of assumed proceeds under the treasury stock method of computing diluted earnings per share. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur, when accruing share-based compensation expense. Lastly, ASU 2016-09 permits employers to withhold up to the employee’s maximum statutory tax rate in applicable jurisdictions and still qualify for the exception to liability classification. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. The Company adopted this guidance on January 1, 2017 and has:

(i)	recognized excess tax benefits as part of the “Provision for income taxes” line item within income before income taxes in the Consolidated Statements of Operations, on a prospective basis.
(ii)	combined the impact of excess tax benefits with the “Deferred taxes” line item within operating activities in the Consolidated Statements of Cash Flows, on a prospective basis.
(iii)	excluded excess tax benefits or tax deficiencies in the calculation of the Company’s diluted earnings per share, on a prospective basis; and
(iv)

made an accounting policy election to account for forfeitures as they occur, on a modified retrospective basis, the impact of which is generally consistent with the Company’s previous method of estimating forfeitures.

No prior periods have been adjusted with respect to the Company’s adoption of ASU 2016-09.  In addition, no cumulative-effect adjustments to retained earnings have been recorded as of the beginning of the period because there were no unrecognized excess tax benefits or tax deficiencies outstanding and no expected forfeitures applied to our share-based compensation expense as of the end of the preceding year.  The remaining amendments under ASU 2016-09 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), to address the diversity in practice that currently exists regarding the classification and presentation of changes in restricted cash on the statement of cash flows. Under ASU 2016-18, entities will be required to include restricted cash and restricted cash equivalents with total cash and cash equivalents when reconciling the beginning and end of period amounts on the statement of cash flows. Entities will also be required to disclose information about the nature of their restricted cash and restricted cash equivalents. Additionally, if cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item in the statement of financial position, entities will be required to present a reconciliation, either on the face of the statement of cash flows or disclosed in the notes, of the totals in the statement of cash flows to the related line item captions in the statement of financial position. The Company adopted this guidance on January 1, 2017 and retrospectively applied the required updates to its Consolidated Statements of Cash Flows for all periods presented. The Company does not consider its restricted cash balances to be material for further disclosure or reconciliation. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations, and footnote disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance.  The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018.  The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”).  The Company plans to adopt this guidance on January 1, 2018 and expects adoption using the full retrospective method, which is dependent on system readiness and the Company’s ability to timely compile necessary information related to prior periods.  The Company is currently in the process of determining the impact of the new revenue recognition guidance on its revenue transactions, including any impacts on associated processes, systems, and internal controls.  The Company’s evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation.  Standalone selling prices under the new guidance may not be substantially different from the Company’s current methodologies of establishing VSOE of fair value on multiple element arrangements. Based on initial assessments, the Company has identified certain arrangements where revenue may be recognized earlier as compared to current GAAP, in particular term licenses and sales to resellers and OEMs who purchase the Company’s products for resale. The Company expects to recognize license revenue from term licenses upon delivery of the software, rather than over the term of the arrangement.  For reseller and OEM deals, the Company expects to recognize revenue when it transfers control of the products to the reseller or OEM, less potential adjustments for returns or price protection, rather than waiting for the reseller or OEM to sell the products to an end user.  The Company expects to begin capitalizing certain sales commissions upon adoption of the new standard and is currently in the process of evaluating the period over which to amortize these capitalized costs. The Company continues to evaluate the impact of this guidance and its subsequent amendments on its consolidated financial position, results of operations, and cash flows, and any preliminary assessments, including the adoption method, are subject to change.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the deferral of the income tax consequences of intra-entity transfers of assets other than inventory is eliminated. Entities will be required to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur. The standard requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption using a modified retrospective approach. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted; however, an entity can only adopt the guidance in the first interim period of a fiscal year. The Company expects to adopt this guidance on January 1, 2018 and is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

(3) Fair Value Measurements

The Company estimates the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits.  The Company considers the carrying value of these instruments in the financial statements to approximate fair value due to their short maturities.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at March 31, 2017 were $259.8 million, $259.8 million, and $259.7 million, respectively.  The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2016 were $187.3 million, $187.3 million, and $187.3 million, respectively.  The gross unrecognized holding gains and losses were not material for each of the three months ended March 31, 2017 and 2016.  No other-than-temporary impairments related to these investments have been recognized as of March 31, 2017 and December 31, 2016.  As of March 31, 2017 and December 31, 2016, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2017	2016
Billed and billable	$156,220	$188,038
Less: unpaid deferred revenue	(78,677)	(101,538)
Accounts receivable, gross	77,543	86,500
Less: allowance for doubtful accounts	(4,149)	(3,181)
Accounts receivable, net	$73,394	$83,319

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2017	2016
Current:
Deferred product licenses revenue	$11,305	$13,023
Deferred subscription services revenue	18,139	18,303
Deferred product support revenue	167,933	162,781
Deferred other services revenue	9,210	10,015
Gross current deferred revenue and advance payments	206,587	204,122
Less: unpaid deferred revenue	(74,540)	(98,587)
Net current deferred revenue and advance payments	$132,047	$105,535

Non-current:
Deferred product licenses revenue	$8,455	$9,118
Deferred subscription services revenue	961	1,307
Deferred product support revenue	6,595	5,751
Deferred other services revenue	760	690
Gross non-current deferred revenue and advance payments	16,771	16,866
Less: unpaid deferred revenue	(4,137)	(2,951)
Net non-current deferred revenue and advance payments	$12,634	$13,915

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of March 31, 2017 or December 31, 2016.

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

At March 31, 2017 and December 31, 2016, deferred rent of $11.4 million and $12.3 million, respectively, was included in other long-term liabilities, and $3.6 million and $3.5 million, respectively, was included in current accrued expenses.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

(8) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three months ended March 31, 2017 and 2016, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.  As of March 31, 2017, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(9) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2013.  However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the United States, U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended 2006 and forward that were used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Germany for tax years 2013 and forward, Poland and China for tax years 2012 and forward, Spain for tax years 2013 and forward, and the United Kingdom for tax years 2015 and forward.  To date there have been no material audit assessments related to audits in any of the applicable foreign jurisdictions.

As of March 31, 2017, the Company had unrecognized tax benefits of $3.6 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.  If recognized, $2.8 million of these unrecognized tax benefits would impact the effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of March 31, 2017, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.5 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31,	December 31,
	2017	2016
Deferred tax assets, net of deferred tax liabilities	$14,165	$12,242
Valuation allowance	(832)	(832)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$13,333	$11,410

The valuation allowance as of March 31, 2017 and December 31, 2016 primarily related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2017 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2017.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the three months ended March 31, 2017, the Company recorded a provision for income taxes of $3.5 million that resulted in an effective tax rate of 18.9%, as compared to a provision for income taxes of $4.3 million that resulted in an effective tax rate of 23.0% for the three months ended March 31, 2016. The change in the effective tax rate in 2017 is mainly due to the change in the expected proportion of U.S. versus foreign income and certain discrete tax benefits.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries.  Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings.  U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the United States in excess of certain limits (“Subpart F deemed dividends”).  Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the United States and no additional tax is incurred on the distribution.  As of March 31, 2017 and December 31, 2016, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $288.2 million and $279.8 million, respectively, and by the Company’s non-U.S. entities was $330.3 million and $309.6 million, respectively.  If the cash and cash equivalents and short-term investments held by the Company’s non-U.S. entities were to be repatriated to the United States, the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $322.0 million at December 31, 2016.  Although the tax impact of repatriating these earnings is difficult to determine, the Company does not expect the maximum effective tax rate applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain. Therefore, actual results could differ materially from projections.  The timing and manner in which the Company will use research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership.  Currently, the Company expects to use these tax assets, subject to Internal Revenue Code limitations, within the carryforward periods.  Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable.  If the Company is unable to sustain profitability in future periods, it may be required to increase the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

(10) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of March 31, 2017, the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan was 1,700,000 shares.

During the first quarter of 2017, stock options to purchase an aggregate of 90,000 shares of class A common stock were granted to certain Company employees pursuant to the 2013 Equity Plan. As of March 31, 2017, there were options to purchase 939,033 shares of class A common stock outstanding under the 2013 Equity Plan.  As of March 31, 2017, there were 542,500 remaining shares of class A common stock authorized for future issuance under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2017:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2017	886	$143.89
Granted	90	189.16
Exercised	(7)	160.88	$212
Forfeited/Expired	(30)	201.25
Balance as of March 31, 2017	939	$146.27
Exercisable as of March 31, 2017	374	$137.67	$19,119	7.4
Expected to vest as of March 31, 2017	565	$151.97	21,073	7.9
Total	939	$146.27	$40,192	7.7

Stock options outstanding as of March 31, 2017 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2017
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$117.85 - $120.00	30	$118.63	7.1
$120.01 - $150.00	510	$121.43	7.1
$150.01 - $180.00	209	$167.41	7.9
$180.01 - $201.25	190	$193.97	9.2
Total	939	$146.27	7.7

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

An aggregate of 36,250 stock options with an aggregate fair value of $2.5 million vested during the three months ended March 31, 2017.  Beginning January 1, 2017, the Company made an accounting policy election to prospectively account for forfeitures as they occur.   Therefore, share-based compensation expense has not been adjusted for any estimated forfeitures. Prior periods have not been restated.   The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $77.31 for each share subject to a stock option granted during the three months ended March 31, 2017, based on the following assumptions:

Three months ended
March 31,
2017
Expected term of options in years	6.3
Expected volatility	37.8%
Risk-free interest rate	2.3%
Expected dividend yield	0.0%

No stock option awards were granted during the three months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Company recognized approximately $3.1 million and $1.5 million in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of March 31, 2017, there was approximately $27.0 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.3 years.

During the three months ended March 31, 2016, the Company was able to recognize and utilize tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated under the 2013 Equity Plan.  Accordingly, additional paid-in capital increased by $1.3 million during the three months ended March 31, 2016. Beginning January 1, 2017, excess tax benefits are no longer recognized as additional paid-in capital; instead, they are prospectively included within the provision for income taxes. Prior periods have not been restated.

During the three months ended March 31, 2016, the Company wrote off $1.6 million of deferred tax assets related to certain vested stock options that were no longer exercisable. Accordingly, additional paid-in capital decreased by $1.6 million during the three months ended March 31, 2016.  No such adjustment was made during the three months ended March 31, 2017.

During the three months ended March 31, 2016, the Company paid $3.7 million to tax authorities related to the net exercise of a stock option under the 2013 Equity Plan.  This payment resulted in a $3.7 million reduction to additional paid-in capital during the three months ended March 31, 2016.  No net exercises of stock options were made during the three months ended March 31, 2017.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method.  Beginning January 1, 2017, excess tax benefits are no longer included in the calculation of diluted earnings per share, on a prospective basis.  For the three months ended March 31, 2017 and 2016, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 345,000 and 377,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2017
Total revenues	$73,454	$33,766	$13,356	$120,576
Gross profit	$58,945	$27,244	$11,255	$97,444
Three months ended March 31, 2016
Total revenues	$72,007	$35,672	$11,336	$119,015
Gross profit	$57,583	$28,882	$9,727	$96,192
As of March 31, 2017
Long-lived assets	$63,966	$3,096	$1,386	$68,448
As of December 31, 2016
Long-lived assets	$67,031	$3,256	$1,341	$71,628

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three months ended March 31, 2017 and 2016, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2017 and 2016, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2017 and December 31, 2016, no individual foreign country accounted for 10% or more of total consolidated assets.

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

Overview

MicroStrategy® is a leading worldwide provider of enterprise analytics and mobility software. Our mission is to provide enterprise customers with a world-class software platform and expert services so they can deploy unique intelligence applications.

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

MicroStrategy Web is the primary interface for analysts, data scientists, consumers and developers, offering interactive reporting, dashboarding, and ad-hoc data discovery capabilities through a web browser. With MicroStrategy Web, a user can design and deliver dashboards across various styles of business intelligence, including scorecards, pixel-perfect documents and invoices, and interactive reports and statements, as well as for visual data discovery. MicroStrategy Web can also connect to a variety of data sources, and be used to build sophisticated advanced analytical models that may be inserted within dashboards and reports.  MicroStrategy reports and dashboards can be personalized and automatically delivered to thousands of users with MicroStrategy Server™’s advanced distribution capabilities. Web applications can also be extensively customized and embedded into other applications using MicroStrategy Web SDK for a branded experience.

MicroStrategy Desktop is a free, standalone, on-premise, single-user tool for fast, powerful, and easy-to-use self-service visual data discovery.  It enables business users to analyze and gain valuable insight and understanding into their organizations’ data by quickly creating stunning and useful visualizations and dashboards, without assistance from the IT department.  MicroStrategy Desktop can be readily downloaded and installed on a PC or Mac, making the power of MicroStrategy 10 easily available. MicroStrategy Desktop can be used while offline and while not connected to MicroStrategy Server, and can connect to the MicroStrategy Server when needed.

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

Usher is an offering that provides a highly secure, convenient way for organizations to deliver a single mobile identity badge – cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories – to its constituents. Usher works on standard smartphones running on iOS or the Android platform, and boasts an Apple Watch® integration.  Through the use of Bluetooth, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities.  Usher users are also able to scan barcodes for asset tracking applications. In the Enterprise Internet of Things paradigm, Usher serves as a digital twin for human assets. Interactions between Usher users and enterprise resources generate real-time telemetry which can be efficiently harnessed in Usher Analytics, creating actionable intelligence. Usher can also be used as a powerful enterprise productivity tool by enabling managers to gain insight into the location and activity of their distributed workforces. With the addition of Usher Professional™, managers can see user activity on a nearly real-time map and can engage in two-way communication with users to manage or direct a workforce.  By delivering strong, multi-factor authentication that can be extended to nearly every corporate system, Usher’s digital credentials address some of the biggest challenges facing corporations today, including authentication, identity and access management, and resource authorization, while applying industry-leading business intelligence and analytics to an enterprise’s infrastructure. Usher is available both as on-premise software and as a hosted service offering in MicroStrategy Cloud.

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

MicroStrategy Analytics, offered via the on-premise enterprise platform, MicroStrategy Mobile, and MicroStrategy Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During the three months ended March 31, 2017 and 2016, we did not generate significant revenues from Usher.

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Revenues
Product licenses	$21,012	$22,399
Subscription services	7,772	7,354
Total product licenses and subscription services	28,784	29,753
Product support	70,490	68,497
Other services	21,302	20,765
Total revenues	120,576	119,015
Cost of revenues
Product licenses	1,672	2,136
Subscription services	3,039	3,092
Total product licenses and subscription services	4,711	5,228
Product support	4,334	3,273
Other services	14,087	14,322
Total cost of revenues	23,132	22,823
Gross profit	97,444	96,192
Operating expenses
Sales and marketing	39,410	36,577
Research and development	18,426	17,575
General and administrative	20,257	22,219
Restructuring costs	0	25
Total operating expenses	78,093	76,396
Income from operations	$19,351	$19,796

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

In addition, there is increased market demand for analysis of a wider variety of data sources, including sensor data, social data, Web log data, and other data types. These new data sources are driving massive increases in the volume of data that can potentially be analyzed (these large scale data sets are known as “Big Data”), which in turn is accelerating development of new storage technologies like Hadoop and NoSQL databases. The demand for analytics on Big Data represents an opportunity for us, as it opens up new potential applications and use cases for our technology. It also creates a challenge as we will need to continually enhance our technology to support emerging data sources, deliver faster performance necessary to support analysis of Big Data, and support analysis of a wider variety of data types, such as unstructured, semi-structured, and streaming data.

We have undertaken multiple initiatives to address these opportunities and challenges, including:

•	releasing MicroStrategy 10, which consolidates analytics and mobility in a single unified platform;
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

•

continuing to drive the adoption of our free MicroStrategy Desktop product to existing MicroStrategy Web users, who can seamlessly connect MicroStrategy Desktop to their existing projects, download dashboards from the server to MicroStrategy Desktop, work locally or offline, and use more capabilities and features, including data discovery and data wrangling;

•

partnering with modern technology companies like Automated Insights and Narrative Science to deliver Natural Language Generation (NLG) capabilities, making the product easier to use for a broader set of end users;

•

introducing new features (such as Data Connector API and Push API), which make it easier for technology partners, including Alation, Microsoft, and others, to connect their technologies to MicroStrategy and can expand our joint-customer base with these technology partners;

•	improving access to MicroStrategy 10 via easy-to-access trial and evaluation versions of products on our website;
•	providing easy connection to over 80 different data sources and certifications to the latest gateways to help ensure improved access to data in various formats;
•

improving access to MicroStrategy Analytics through MicroStrategy Cloud, optimally configured to be scalable and elastic, ready to grow with an enterprise’s cloud applications, and built to scale to meet usage spikes from a user’s analytics and mobile apps;

•

enhancing our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance and reliability with features like work and user fencing, and providing greater ability to manage and administer large-scale analytics projects;

•

extending our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “governed data discovery” or “agile analytics,” by adding new user workflows, new visualizations, new exploration features, and new self-service capabilities for the preparation of data;

•	enhancing our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users; and
•

maintaining a dedicated performance engineering team and conducting research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes and for security solutions.

As of March 31, 2017, we had a total of 2,162 employees, of whom 1,058 were based in the United States and 1,104 were based internationally.  Of our 2,162 employees, 620 were engaged in sales and marketing, 522 in research and development, 714 in subscription, product support, consulting, and education services, and 306 in finance, administration, and corporate operations.  The following table summarizes employee headcount, as of the dates indicated:

	March 31,	December 31,	March 31,
	2016	2016	2017
Subscription services	37	48	41
Product support	135	171	185
Consulting	455	453	447
Education	31	39	41
Sales and marketing	531	587	620
Research and development	499	512	522
General and administrative	317	323	306
Total headcount	2,005	2,133	2,162

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

	Three Months Ended
	March 31,
	2017	2016
Sales and marketing	$290	$738
Research and development	395	25
General and administrative	2,430	741
Total share-based compensation expense	$3,115	$1,504

As of March 31, 2017, we estimated that approximately $27.0 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.3 years.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Reconciliation of non-GAAP income from operations:
Income from operations	$19,351	$19,796
Share-based compensation expense	3,115	1,504
Restructuring costs	0	25
Non-GAAP income from operations	$22,466	$21,325

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, provision for income taxes and other contingent liabilities, including liabilities that we deem not probable of assertion. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

We do not have any material ownership interest in any special purpose or other entities that are not wholly owned and/or consolidated into our Consolidated Financial Statements. Additionally, we do not have any material related party transactions.

The section “Critical Accounting Policies” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2016 provides a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2016, other than the adoption of ASU 2016-09, as discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements.

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

	Three Months Ended
	March 31,
	2017	2016
International product licenses revenues	$18	$(454)
International subscription services revenues	(136)	(36)
International product support revenues	(685)	(1,844)
International other services revenues	(297)	(455)
Cost of product support revenues	(56)	(84)
Cost of other services revenues	(119)	(446)
Sales and marketing expenses	(316)	(996)
Research and development expenses	(174)	(209)
General and administrative expenses	(153)	(321)

For example, if there had been no change to foreign currency exchange rates from 2016 to 2017, international product support revenues would have been $27.6 million rather than $27.0 million for the three months ended March 31, 2017.  If there had been no change to foreign currency exchange rates from 2016 to 2017, sales and marketing expenses would have been $39.7 million rather than $39.4 million for the three months ended March 31, 2017.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2017	2016	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$11,985	$12,450	-3.7%
International	9,027	9,949	-9.3%
Total product licenses revenues	21,012	22,399	-6.2%
Subscription Services
Domestic	6,313	6,553	-3.7%
International	1,459	801	82.1%
Total subscription services revenues	7,772	7,354	5.7%
Total product licenses and subscription services revenues	$28,784	$29,753	-3.3%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	1	2
Between $0.5 million and $1.0 million in licenses revenue recognized	4	6
Total	5	8
Domestic:
More than $1.0 million in licenses revenue recognized	1	1
Between $0.5 million and $1.0 million in licenses revenue recognized	2	3
Total	3	4
International:
More than $1.0 million in licenses revenue recognized	0	1
Between $0.5 million and $1.0 million in licenses revenue recognized	2	3
Total	2	4

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2017	2016	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$1,751	$3,122	-43.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,378	3,736	-36.3%
Less than $0.5 million in licenses revenue recognized	16,883	15,541	8.6%
Total	21,012	22,399	-6.2%
Domestic:
More than $1.0 million in licenses revenue recognized	1,751	1,728	1.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,203	1,848	-34.9%
Less than $0.5 million in licenses revenue recognized	9,031	8,874	1.8%
Total	11,985	12,450	-3.7%
International:
More than $1.0 million in licenses revenue recognized	0	1,394	-100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,175	1,888	-37.8%
Less than $0.5 million in licenses revenue recognized	7,852	6,667	17.8%
Total	$9,027	$9,949	-9.3%

Product licenses revenues decreased $1.4 million for the three months ended March 31, 2017, as compared to the same period in the prior year.  For the three months ended March 31, 2017 and 2016, product licenses transactions with more than $0.5 million in recognized revenue represented 19.7% and 30.6%, respectively, of our product licenses revenues.  For the three months ended March 31, 2017, our top three product licenses transactions totaled $3.1 million in recognized revenue, or 14.6% of total product licenses revenues, compared to $3.8 million, or 17.1% of total product licenses revenues, for the three months ended March 31, 2016.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $0.5 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by an increase in the average deal size of  transactions with less than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues decreased $0.9 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.  Subscription services revenues increased $0.4 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to new subscription services customers and an increase in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2017	2016	Change
Product Support Revenues:
Domestic	$43,539	$41,778	4.2%
International	26,951	26,719	0.9%
Total product support revenues	$70,490	$68,497	2.9%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues increased $2.0 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to new product and premium support contracts, partially offset by a $0.7 million unfavorable foreign currency exchange impact.  See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the negative foreign currency exchange impact on our results of operations for the three months ended March 31, 2017.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended
	March 31,		%
	2017	2016	Change
Other Services Revenues:
Consulting
Domestic	$10,046	$9,734	3.2%
International	9,000	8,752	2.8%
Total consulting revenues	19,046	18,486	3.0%
Education	2,256	2,279	-1.0%
Total other services revenues	$21,302	$20,765	2.6%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues increased $0.6 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to an increase in the average bill rate.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues did not materially change for the three months ended March 31, 2017, as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2017	2016	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,672	$2,136	-21.7%
Subscription services	3,039	3,092	-1.7%
Total product licenses and subscription services	4,711	5,228	-9.9%
Product support	4,334	3,273	32.4%
Other services:
Consulting	12,417	13,033	-4.7%
Education	1,670	1,289	29.6%
Total other services	14,087	14,322	-1.6%
Total cost of revenues	$23,132	$22,823	1.4%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased $0.5 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.4, which became fully amortized in September 2016. We expect to amortize the remaining balance of MicroStrategy 10 related capitalized software development costs as of March 31, 2017 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of March 31, 2017	Amortization Period
	(in thousands)	(in months)
MicroStrategy 10	6,998	14
Total capitalized software development costs, net	$6,998

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues did not materially change for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to a $0.2 million decrease in compensation and related costs due to a change in staffing composition, partially offset by a $0.2 million increase in third-party hosting service provider fees.  Subscription services headcount increased 10.8% to 41 at March 31, 2017 from 37 at March 31, 2016.

Cost of product support revenues.  Cost of product support revenues consists of product support personnel and related overhead costs.  Cost of product support revenues increased $1.1 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to a $1.1 million increase in compensation and related costs due to an increase in staffing levels.  Product support headcount increased 37.0% to 185 at March 31, 2017 from 135 at March 31, 2016.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues decreased $0.6 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in subcontractor costs and a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels, partially offset by a $0.2 million increase in recruiting costs.  Consulting headcount decreased 1.8% to 447 at March 31, 2017 from 455 at March 31, 2016.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues increased $0.4 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to small increases in compensation and related costs, subcontractor costs, and facility and other related support costs.  Education headcount increased 32.3% to 41 at March 31, 2017 from 31 at March 31, 2016.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2017	2016	Change
Sales and marketing expenses	$39,410	$36,577	7.7%

Sales and marketing expenses increased $2.8 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to a $2.1 million increase in compensation and related costs due to an increase in staffing levels, a $1.6 million increase in marketing and advertising costs, and a $0.2 million increase in facility and other related support costs, partially offset by a $0.8 million decrease in travel and entertainment expenditures and a $0.4 million decrease in share-based compensation expense related primarily to the departure of an executive employee in the first quarter of 2017.  Sales and marketing headcount increased 16.8% to 620 at March 31, 2017 from 531 at March 31, 2016.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense.  As of March 31, 2017, we estimate that approximately $5.3 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 2.4 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

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

	Three Months Ended
	March 31,		%
	2017	2016	Change
General and administrative expenses	$20,257	$22,219	-8.8%

General and administrative expenses decreased $2.0 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to a $3.4 million accrual taken in the first quarter of 2016, which was subsequently reversed, for potential future payments in connection with the departure from the Company of two executives in connection with an executive management reorganization in January 2016, a $0.4 million decrease in facility and other related support costs, a $0.4 million decrease in compensation and related costs due to a decrease in staffing levels, and a $0.2 million decrease in consulting and advisory costs, partially offset by a $1.7 million net increase in share-based compensation expense, a $0.3 million increase in other aircraft-related operating costs, and a $0.3 million increase in recruiting costs.  The $1.7 million net increase in share-based compensation expense is primarily the result of the inclusion, in the share-based compensation expense in the first quarter of 2016, of a reversal of $1.6 million of previously recorded share-based compensation expense due to pre-vesting forfeitures of certain stock options of two executives who departed as part of an executive management reorganization in January 2016.  General and administrative headcount decreased 3.5% to 306 at March 31, 2017 from 317 at March 31, 2016.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense.  As of March 31, 2017, we estimate that approximately $16.4 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.1 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2017	2016	Change
Research and development expenses	$18,426	$17,575	4.8%
Amortization of capitalized software development costs included in cost of product licenses revenues	$1,499	$1,953	-23.2%

Research and development expenses increased $0.9 million for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to a $0.4 million increase in share-based compensation expense and a $0.3 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.2 million decrease in recruiting costs. The $0.4 million increase in share-based compensation expense is primarily the result of the inclusion, in the share-based compensation expense in the first quarter of 2016, of a reversal of $0.4 million of previously recorded share-based compensation expense due to pre-vesting forfeitures of certain stock options. Research and development headcount increased 4.6% to 522 at March 31, 2017 from 499 at March 31, 2016.  We do not expect to capitalize material software development costs in the near term as we have significantly accelerated the pace of our software development efforts and increased the frequency of our software releases subsequent to the release of MicroStrategy 10, resulting in software development costs being expensed as incurred.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense.  As of March 31, 2017, we estimate that approximately $5.3 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 2.9 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Other Expense, Net

Other expense, net is comprised primarily of foreign currency transaction gains and losses.  For the three months ended March 31, 2017 and 2016, other expense, net, of $1.9 million and $1.7 million, respectively, were comprised primarily of foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations.

Provision for Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2017 and applied that rate to the income before income taxes in determining the provision for income taxes for the three months ended March 31, 2017.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate, as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the three months ended March 31, 2017, we recorded a provision for income taxes of $3.5 million that resulted in an effective tax rate of 18.9%, as compared to a provision for income taxes of $4.3 million that resulted in an effective tax rate of 23.0% for the three months ended March 31, 2016.  The change in the effective tax rate in 2017 is mainly due to the change in the expected proportion of U.S. versus foreign income and certain discrete tax benefits.

As of March 31, 2017, we had no U.S. federal NOL carryforwards and estimated that we had $0.7 million of foreign NOL carryforwards.  As of March 31, 2017, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $13.3 million.  As of March 31, 2017, we had a valuation allowance of $0.8 million primarily related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2017	2016	2016
Current:
Deferred product licenses revenue	$11,305	$13,023	$13,088
Deferred subscription services revenue	18,139	18,303	17,593
Deferred product support revenue	167,933	162,781	164,667
Deferred other services revenue	9,210	10,015	7,411
Gross current deferred revenue and advance payments	206,587	204,122	202,759
Less: unpaid deferred revenue	(74,540)	(98,587)	(71,322)
Net current deferred revenue and advance payments	$132,047	$105,535	$131,437
Non-current:
Deferred product licenses revenue	$8,455	$9,118	$7,573
Deferred subscription services revenue	961	1,307	2,340
Deferred product support revenue	6,595	5,751	6,425
Deferred other services revenue	760	690	755
Gross non-current deferred revenue and advance payments	16,771	16,866	17,093
Less: unpaid deferred revenue	(4,137)	(2,951)	(6,910)
Net non-current deferred revenue and advance payments	$12,634	$13,915	$10,183
Total current and non-current:
Deferred product licenses revenue	$19,760	$22,141	$20,661
Deferred subscription services revenue	19,100	19,610	19,933
Deferred product support revenue	174,528	168,532	171,092
Deferred other services revenue	9,970	10,705	8,166
Gross current and non-current deferred revenue and advance payments	223,358	220,988	219,852
Less: unpaid deferred revenue	(78,677)	(101,538)	(78,232)
Net current and non-current deferred revenue and advance payments	$144,681	$119,450	$141,620

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments increased $2.4 million as of March 31, 2017, as compared to December 31, 2016, primarily due to an increase in deferred revenue from new product support contracts, partially offset by the recognition of previously deferred product licenses, other services, and subscription services revenues. Total gross deferred revenue and advance payments increased $3.5 million as of March 31, 2017, as compared to March 31, 2016, primarily due to an increase in deferred revenue from new product support and other services contracts, partially offset by the recognition of previously deferred product licenses and subscription services revenues.

We expect to recognize approximately $206.6 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of March 31, 2017 and December 31, 2016, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities were $288.2 million and $279.8 million, respectively, and by the Company’s non-U.S. entities were $330.3 million and $309.6 million, respectively.  We earn a significant amount of our revenues outside the United States and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities.  We do not anticipate needing to repatriate the cash or cash equivalents held by our non-U.S. entities to the United States to finance our U.S. operations.  However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $322.0 million at December 31, 2016.  Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we do not expect the maximum effective tax rate applicable to such repatriation would exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	March 31,		%
	2017	2016	Change
Net cash provided by operating activities	$26,521	$50,827	-47.8%
Net cash used in investing activities	$(73,101)	$(34,110)	114.3%
Net cash provided by (used in) financing activities	$1,089	$(2,354)	-146.3%

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

Net cash provided by operating activities was $26.5 million and $50.8 million for the three months ended March 31, 2017 and 2016, respectively.  The decrease in net cash provided by operating activities during the three months ended March 31, 2017, as compared to the same period in the prior year, was due to a $25.1 million decrease from changes in operating assets and liabilities, offset by a $0.6 million increase in net income and $0.2 million increase from changes in non-cash items.  Non-cash items consist of depreciation and amortization, bad debt expense, deferred taxes, share-based compensation expense, and, in prior periods only, excess tax benefits from share-based compensation arrangements.

Net cash used in investing activities.  The changes in net cash used in investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment.  Prior periods have been restated to remove changes in restricted cash from investing activities as restricted cash is now included with cash and cash equivalents on our Consolidated Statements of Cash Flows. Net cash used in investing activities was $73.1 million and $34.1 million for the three months ended March 31, 2017 and 2016, respectively.  The increase in net cash used in investing activities for the three months ended March 31, 2017, as compared to the same period in the prior year, was due to a $66.0 million increase in purchases of short-term investments and a $0.6 million increase in purchases of property and equipment, offset by a $27.6 million increase in proceeds from the redemption of short-term investments.

Net cash provided by (used in) financing activities.  The changes in net cash provided by (used in) financing activities relate to the exercise of stock options under the 2013 Equity Plan, payments on capital leases, and, in prior periods only, excess tax benefits from share-based compensation arrangements.  Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2017.  Net cash used in financing activities was $2.4 million for the three months ended March 31, 2016.  The  increase in net cash provided by financing activities for the three months ended March 31, 2017, as compared to the same period in the prior year, was due to a $3.7 million payment to tax authorities for shares withheld for taxes related to the net exercise of a stock option under the 2013 Equity Plan in 2016 and a $0.9 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan, offset by $1.3 million in excess tax benefits from share-based compensation arrangements in the prior period and a $0.1 million decrease in payments on capital leases.

Contractual obligations.  As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements.  We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements.  Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and

several leases include options for renewal or purchase.  The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of March 31, 2017:

	Payments due by period ended March 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Contractual Obligations:
Operating leases	$80,405	$20,925	$37,450	$16,774	$5,256
Capital leases and other financing arrangements	2,195	1,100	1,095	0	0
Total	$82,600	$22,025	$38,545	$16,774	$5,256

Unrecognized tax benefits.  As of March 31, 2017, we had $3.6 million of total gross unrecognized tax benefits, including interest accrued, recorded in other long-term liabilities.  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect a significant tax payment related to these obligations during 2017.

Off-balance sheet arrangements.  As of March 31, 2017, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In March 2016, the FASB issued ASU 2016-09, to simplify certain aspects of accounting for share-based payment transactions.  Under ASU 2016-09, all excess tax benefits should be recognized as income tax expense or benefit in the income statement, regardless of whether the benefit reduces taxes payable in the current period.  The excess tax benefits will be combined with other income tax cash flows within operating activities in the statement of cash flows.  In addition, excess tax benefits or tax deficiencies will no longer be included in the calculation of assumed proceeds under the treasury stock method of computing diluted earnings per share. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur, when accruing share-based compensation expense. Lastly, ASU 2016-09 permits employers to withhold up to the employee’s maximum statutory tax rate in applicable jurisdictions and still qualify for the exception to liability classification. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. We adopted this guidance on January 1, 2017 and have:

(v)	recognized excess tax benefits as part of the “Provision for income taxes” line item within income before income taxes in our Consolidated Statements of Operations, on a prospective basis.
(vi)	combined the impact of excess tax benefits with the “Deferred taxes” line item within operating activities in our Consolidated Statements of Cash Flows, on a prospective basis.
(vii)	excluded excess tax benefits or tax deficiencies in the calculation of our diluted earnings per share, on a prospective basis; and
(viii)

made an accounting policy election to account for forfeitures as they occur, on a modified retrospective basis, the impact of which is generally consistent with our previous method of estimating forfeitures.

No prior periods have been adjusted with respect to our adoption of ASU 2016-09.  In addition, no cumulative-effect adjustments to retained earnings have been recorded as of the beginning of the period because there were no unrecognized excess tax benefits or tax deficiencies outstanding and no expected forfeitures applied to our share-based compensation expense as of the end of the preceding year.  The remaining amendments under ASU 2016-09 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In November 2016, the FASB issued ASU 2016-18, to address the diversity in practice that currently exists regarding the classification and presentation of changes in restricted cash on the statement of cash flows. Under ASU 2016-18, entities will be required to include restricted cash and restricted cash equivalents with total cash and cash equivalents when reconciling the beginning and end of period amounts on the statement of cash flows. Entities will also be required to disclose information about the nature of their restricted cash and restricted cash equivalents. Additionally, if cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item in the statement of financial position, entities will be required to present a reconciliation, either on the face of the statement of cash flows or disclosed in the notes, of the totals in the statement of cash flows to the related line item captions in the statement of financial position. We adopted this guidance on January 1, 2017 and retrospectively applied the required updates to our Consolidated Statements of Cash Flows for all periods presented. We do not consider our restricted cash balances to be material for further disclosure or reconciliation. The adoption of this guidance did not impact our consolidated financial position, results of operations, and footnote disclosures.

In May 2014, the FASB issued ASU 2014-09, which supersedes nearly all existing revenue recognition guidance.  The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018.  The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”).  We plan to adopt this guidance on January 1, 2018 and expect adoption using the full retrospective method, which is dependent on system readiness and our ability to timely compile necessary information related to prior periods.  We are currently in the process of determining the impact of the new revenue recognition guidance on our revenue transactions, including any impacts on associated processes, systems, and internal controls.  Our evaluation has included determining whether the unit of account (i.e., performance obligations) will change, as compared to current GAAP, as well as determining the standalone selling price of each performance obligation.  Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing VSOE of fair value on multiple element arrangements. Based on initial assessments, we have identified certain arrangements where revenue may be recognized earlier, as compared to current GAAP, in particular term licenses and sales to resellers and OEMs who purchase our products for resale. We expect to recognize license revenue from term licenses upon delivery of the software, rather than over the term of the arrangement.  For reseller and OEM deals, we expect to recognize revenue when we transfer control of the products to the reseller or OEM, less potential adjustments for returns or price protection, rather than waiting for the reseller or OEM to sell the products to an end user.  We expect to begin capitalizing certain sales commissions upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. We continue to evaluate the impact of this guidance and its subsequent amendments on our consolidated financial position, results of operations, and cash flows, and any preliminary assessments, including the adoption method, are subject to change.

In February 2016, the FASB issued ASU 2016-02, which requires lease assets and lease liabilities be recognized for all leases, in addition to the disclosure of key information to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from an entity’s leasing arrangements.  ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys both (i) the right to obtain economic benefits from and (ii) direct the use of an identified asset for a period of time in exchange for consideration.  Under ASU 2016-02, leases are classified as either finance or operating leases. For finance leases, a lessee shall recognize in profit or loss the amortization of the lease asset and interest on the lease liability.  For operating leases, a lessee shall recognize in profit or loss a single lease cost, calculated so that the remaining cost of the lease is allocated over the remaining lease term, generally on a straight-line basis.  ASU 2016-02 requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach and is effective for interim and annual periods beginning January 1, 2019.  Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows.

In October 2016, the FASB issued ASU 2016-16 to improve the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the deferral of the income tax consequences of intra-entity transfers of assets other than inventory is eliminated. Entities will be required to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur. The standard requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption using a modified retrospective approach. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted; however, an entity can only adopt the guidance in the first interim period of a fiscal year. We expect to adopt this guidance on January 1, 2018 and are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of March 31, 2017, we held approximately $259.8 million of investments in U.S. Treasury securities and certificates of deposit with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 39.1% and 39.5% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is the local currency.

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

As of March 31, 2017 and December 31, 2016, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% at each respective period end.  The exposure to an adverse change in foreign currency rates as of March 31, 2017 decreased, primarily due to a decrease of cash balances in our non-U.S. dollar-based bank accounts, as compared to December 31, 2016.  If average exchange rates during the three months ended March 31, 2017 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2017 would have decreased by 3.6%.  During the three months ended March 31, 2017, our revenues were lower by 0.9% as a result of a 1.7% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  During the third quarter of 2016, we began implementing a plan to transform our worldwide finance and accounting organization. Previously, our finance and accounting activities relating to each of the countries where we operate were decentralized, and conducted by personnel based within each respective country. The transformation resulted in the consolidation of our worldwide finance and accounting functions into three geographically based centers of excellence. As of the end of the first quarter of 2017, we have substantially completed this transformation. While the nature and operation of our key transaction-level controls did not materially change as a result of the transformation, the personnel executing the controls and the locations where the controls are performed have changed. We believe that we have maintained appropriate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 and that our internal control over financial reporting has not been materially affected by the finance and accounting transformation.

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies in those markets. These broad market and industry factors may seriously harm the market price of our class A common stock, regardless of our actual operating performance.

We may not be able to sustain or increase profitability in the future

We generated net income for the three months ended March 31, 2017; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2017, we had $13.6 million of deferred tax assets, net of a $0.8 million valuation allowance. If we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, many of which have been adopted or are under active consideration by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In addition, in the United States, proposals for broad reform of the existing corporate tax system are under evaluation by various legislative and administrative bodies and by the Trump administration, but the likelihood of enactment of any such proposals (whether in their current forms or with modifications) is unclear, and it is not possible to accurately determine their overall impact on our effective tax rate at this time.

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

Our products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics market is highly competitive and subject to rapidly changing technology paradigms.  Within the analytics space, we compete with many different types of vendors, including (i) large software vendors, such as IBM (Cognos), SAP (BO), Microsoft (Power BI), and Oracle (OBIEE), that provide one or more products that directly compete with our products, (ii) open source analytics vendors, such as OpenText Analytics and Hitachi (Pentaho), (iii) various other analytics software providers, such as Qlik, Tableau Software, TIBCO, Information Builders, and the SAS Institute, and (iv) other vendors offering cloud-based offerings, such as GoodData and Birst.  Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across analytics implementation projects of varying sizes.  Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our revenue from both existing and prospective customers.

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

•	continue to support a number of popular operating systems and databases;
•	maintain and improve our current offerings;
•	rapidly develop new offerings and product enhancements that achieve market acceptance;
•	maintain technological competitiveness; and
•	meet an expanding range of customer requirements.

Analytics applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and product enhancements.  In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available.  We cannot be sure that we will succeed in developing, marketing, and delivering, on a timely and cost-effective basis, new or enhanced offerings that respond to technological change or new customer requirements, nor can we be sure that any new or enhanced offerings will achieve market acceptance.  Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue.  For example, customers may delay making purchases of a new offering to permit them to make a more thorough evaluation of the offering, or until industry and marketplace reviews become widely available.  Some customers may hesitate migrating to a new offering due to concerns regarding the complexity of migration and product infancy issues on performance.  In addition, we may lose existing customers who choose a competitor’s offering rather than migrate to our new offering. This could result in a temporary or permanent revenue shortfall and materially adversely affect our business.

A substantial customer shift in the deployment of MicroStrategy Analytics from a perpetual software license model to our cloud services model could affect the timing of revenue recognition and materially adversely affect our operating results

We offer our analytics platform in the form of a perpetual software license and a cloud-based platform-as-a-service subscription.  The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our subscription services.  For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer.  For subscription services, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period.  As a result, if a substantial number of current or new customers shift to subscribing to our cloud services offerings instead of purchasing perpetual software licenses for MicroStrategy Analytics, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results and cash flows for the reporting periods during which such a shift occurs.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives.  For example, in recent years we have introduced a number of innovative technologies designed to enable companies to capitalize on Big Data, mobile applications, cloud-

based services, and security trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third-party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated.  For example, we have expended significant resources in the development and marketing of Usher, which has not generated significant revenues to date.  Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facilities or other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, and Poland.  In addition, we serve our customers, and manage certain critical internal processes, using third-party data center hosting facilities located in the United States and England and other third-party services, including Amazon Web Services and other cloud services.  We could experience a disruption or failure of our systems, or the third-party hosting facilities or other services that we use. Such disruptions or failures could include a major earthquake, fire, cyber-attack, act of terrorism or other catastrophic event, as well as power outages or telecommunications infrastructure outages, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, original equipment manufacturers, and technology partners to license and support our products.  For the three months ended March 31, 2017, transactions by channel partners for which we recognized revenues accounted for 23.1% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

Although we believe that direct sales will continue to account for a majority of our product licenses revenues, we seek to maintain a significant level of sales activities through our channel partners.  There can be no assurance that our channel partners will continue to cooperate with us.  In addition, actions taken or not taken by such parties may materially adversely affect us. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners. If we are unable to maintain our relationships with these channel partners, our business, operating results, and financial condition could be materially adversely affected.

In addition, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us.  For example, some of our agreements with our channel partners prescribe the terms and conditions pursuant to which they are authorized to resell or distribute our software and offer technical support and related services.  We also typically require our channel partners to represent to us the details of product licenses transactions sold to end user customers.  If our channel partners do not comply with their contractual obligations to us, our business, operating results, and financial condition may be materially adversely affected.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $223.4 million as of March 31, 2017.  We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $78.7 million, resulting in net current and non-

current deferred revenue and advance payments of $144.7 million as of March 31, 2017.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 39.1% and 39.5% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.  Our international operations require significant management attention and financial resources.

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

Various corporate tax reform bills and other proposals have been or are currently under consideration by Congress and the Trump administration.  These proposals include, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts, the reduction or elimination of certain corporate tax incentives, modifications to the existing regime for taxing overseas earnings (including consideration of restrictions on repatriating earnings, the adoption of a minimum tax on adjusted unrepatriated foreign earnings, and a cash flow tax with border adjustments that could treat imports less favorably than exports), and measures to prevent base erosion and profit shifting.  It is not clear whether, or to what extent, these proposals may be enacted.  Although the overall impact that such proposals may have on our future effective tax rate is unclear at this time, significant changes to the U.S. taxation of our international income could have a material adverse effect on our operating results.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the three months ended March 31, 2017 and 2016, our top three product licenses transactions with recognized revenue totaled $3.1 million and $3.8 million, respectively, or 14.6% and 17.1% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transaction.  These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of our Chairman of the Board of Directors, President & Chief Executive Officer, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel.  Competition for these employees is intense, and competition may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers.  We may not be able to retain our current key employees, or attract, train, assimilate, and retain other highly skilled personnel in the future.  Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer.  If we lose the services of Mr. Saylor, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

The emergence of new industry standards may materially adversely affect the demand for our existing offerings

The emergence of new industry standards in related fields may materially adversely affect the demand for our existing offerings.  This could happen if new web standards and technologies or new standards in the field of operating system support emerge that are incompatible with customer deployments of our software offerings.  For example, if we are unable to adapt our software offerings on a timely basis to new standards in database access technology, the ability of our software offerings to access customer databases could be impaired.

The nature of our software offerings makes them particularly susceptible to undetected errors, bugs, or security vulnerabilities, which could cause problems with how the offerings perform and which could, in turn, reduce demand for our offerings, reduce our revenue, and lead to product liability claims against us

Software as complex as ours may contain undetected errors, bugs, or security vulnerabilities.  Although we test our software offerings extensively, we have in the past discovered software errors, bugs, or security vulnerabilities in our offerings after their introduction.  Despite testing by us and our current and potential customers, errors, bugs, or security vulnerabilities may be found in new offerings or releases after commercial shipments begin.  This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect on our business, operating results, and financial condition.  We may also need to expend resources and capital to correct these defects.

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

Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations or applicable privacy policies, could materially adversely affect our business

Aspects of our business, including our cloud services offerings and Usher, involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies and certain federal, state, and foreign laws, regulations, and directives relating to privacy and data protection.  The amount of customer and employee data that we store through our cloud services offerings, networks, and other systems, including personal data, is increasing.  In addition, the types of data subject to protection as personal data in the European Union, the United States, and elsewhere have been expanding.  In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, financial services, and government data.  For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act (“HIPAA”).  HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance.  Entities performing certain functions that engage in creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to enforcement under HIPAA.  Our access to protected health information through our cloud services offerings triggers obligations to comply with certain privacy rules and data security requirements under HIPAA.

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

Various federal, state, and foreign legislative, regulatory, or other governmental bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business.  For example, in October 2015, the Court of Justice of the European Union issued a ruling that declared the U.S.-EU Safe Harbor Framework invalid.  Following this ruling, U.S. and European authorities agreed to, and in July 2016 the European Commission formally adopted, a new mechanism for lawfully transferring personal data from the European Union to the United States, referred to as the “Privacy Shield.”  In addition, in April 2016, the European Parliament and the Council of the European Union formally adopted a comprehensive general data protection regulation, which will take effect in May 2018.  Complying with these and other changing requirements could cause us or our customers to incur substantial costs, require us to change our business practices, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results.  In addition, the Privacy Shield, as well as other mechanisms for lawfully transferring personal data from the European Union to the United States and certain other countries, is being challenged in European courts, which could lead to uncertainty about the legality of such transfers, or burdensome or inconsistent legal requirements.  New laws or regulations restricting or limiting the collection or use of mobile data could also reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we or our third-party service providers experience a security breach and unauthorized parties obtain access to our customers’, prospects’, vendors’, or channel partners’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’, prospects’, vendors’, and channel partners’ information and data as well as our own, including in our cloud services offerings, networks, and other systems.  There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against all current or future security threats.  For example, security measures may be breached as a result of technological error, computer viruses, or third-party action, including intentional misconduct by computer hackers, physical break-ins, the actions of state actors, industrial espionage, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as user names or passwords, and employee, customer, or channel partner error or malfeasance.  High-profile security breaches at other companies have increased in recent years.  A security breach could result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of our customers’, prospects’, vendors’, or channel partners’ data, our data (including our proprietary information, intellectual property, or trade secrets), or our cloud services offerings, networks, or other systems.  Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures.  Third parties may also conduct attacks designed to temporarily deny customers access to our cloud services.  Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt our normal business operations, require us to spend material resources to investigate or correct the breach, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and materially adversely affect our revenue and operating results.  These risks will increase as we continue to grow the number and scale of our cloud-based offerings, and process, store, and transmit increasingly large amounts of our customers’, prospects’, vendors’, channel partners’, and our own information and data, which may include proprietary or confidential data or personal or identifying information.

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

For information regarding certain pending intellectual property litigation, see “Part II. Item 1. Legal Proceedings.”

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of April 18, 2017, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.4% of the total voting power.  As of April 18, 2017, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.6% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Revenue recognition accounting pronouncements may materially adversely affect our reported results of operations

We continuously review our compliance with all new and existing revenue recognition accounting pronouncements.  In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance.  See Note 2, Recent Accounting Standards, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” of this Quarterly Report for further information regarding ASU 2014-09.  We continue to evaluate the impact of this guidance and its subsequent amendments on our consolidated financial position, results of operations, and cash flows.   Depending on the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines, and interpretations, we may be required to modify our reported results, revenue recognition policies, or business practices, which could materially adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our share repurchase plan.

Item 5. Other Information

On April 27, 2017, we issued a press release announcing the Company’s financial results for the quarter ended March 31, 2017. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

Date: April 27, 2017

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

10.1†

Summary of Salary and Annual Cash Bonus Target Determinations for Chief Financial Officer and Chief Technology Officer (incorporated herein by reference to Item 5.02 of the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 000-24435)).

10.2†

Summary of 2016 Cash Bonus Determinations for Executive Officers (incorporated herein by reference to Item 5.02 of the registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2017 (File No. 000-24435)).

10.3†	Summary of Compensation for David J. Rennyson and W. Ming Shao.

10.4†	2017 Senior Executive Vice President, Worldwide Sales Compensation Plan.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated April 27, 2017, regarding the Company’s financial results for the quarter ended March 31 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contracts and compensatory plans or arrangements.