Form 10-Q
period 2017-06-30
MICROSTRATEGY INC
filed 2017-07-27
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 18, 2017 was 9,411,810 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2016, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	1

	Consolidated Statements of Operations for the Three Months Ended June 30, 2017 and 2016	2

	Consolidated Statements of Operations for the Six Months Ended June 30, 2017 and 2016	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$379,694	$401,975
Restricted cash	833	737
Short-term investments	252,701	187,408
Accounts receivable, net	68,005	83,319
Prepaid expenses and other current assets	13,951	11,548
Total current assets	715,184	684,987
Property and equipment, net	54,490	57,436
Capitalized software development costs, net	5,498	8,497
Deposits and other assets	6,055	5,695
Deferred tax assets, net	15,871	11,704
Total assets	$797,098	$768,319
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$23,701	$36,628
Accrued compensation and employee benefits	34,811	43,323
Deferred revenue and advance payments	123,082	105,535
Total current liabilities	181,594	185,486
Deferred revenue and advance payments	10,697	13,915
Other long-term liabilities	14,810	16,447
Deferred tax liabilities	310	294
Total liabilities	207,411	216,142
Commitments and Contingencies
Stockholders' Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,817 shares issued and 9,412 shares outstanding, and 15,805 shares issued and 9,400 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	552,541	543,974
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(7,743)	(10,743)
Retained earnings	520,055	494,112
Total stockholders' equity	589,687	552,177
Total liabilities and stockholders' equity	$797,098	$768,319

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
Revenues:
Product licenses	$19,118	$23,459
Subscription services	8,346	7,782
Total product licenses and subscription services	27,464	31,241
Product support	70,766	71,451
Other services	22,380	20,450
Total revenues	120,610	123,142
Cost of revenues:
Product licenses	1,747	2,322
Subscription services	3,400	3,356
Total product licenses and subscription services	5,147	5,678
Product support	4,542	3,687
Other services	14,686	14,736
Total cost of revenues	24,375	24,101
Gross profit	96,235	99,041
Operating expenses:
Sales and marketing	41,419	37,702
Research and development	19,561	19,160
General and administrative	19,582	21,092
Restructuring costs	0	8
Total operating expenses	80,562	77,962
Income from operations	15,673	21,079
Interest income, net	1,163	539
Other (expense) income, net	(2,618)	1,755
Income before income taxes	14,218	23,373
Provision for income taxes	3,142	4,489
Net income	11,076	18,884
Basic earnings per share (1)	$0.97	$1.65
Weighted average shares outstanding used in computing basic earnings per share	11,444	11,428
Diluted earnings per share (1)	$0.96	$1.64
Weighted average shares outstanding used in computing diluted earnings per share	11,592	11,523

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
Revenues:
Product licenses	$40,130	$45,858
Subscription services	16,118	15,136
Total product licenses and subscription services	56,248	60,994
Product support	141,256	139,948
Other services	43,682	41,215
Total revenues	241,186	242,157
Cost of revenues:
Product licenses	3,419	4,458
Subscription services	6,439	6,448
Total product licenses and subscription services	9,858	10,906
Product support	8,876	6,960
Other services	28,773	29,058
Total cost of revenues	47,507	46,924
Gross profit	193,679	195,233
Operating expenses:
Sales and marketing	80,829	74,279
Research and development	37,987	36,735
General and administrative	39,839	43,311
Restructuring costs	0	33
Total operating expenses	158,655	154,358
Income from operations	35,024	40,875
Interest income, net	2,000	942
Other (expense), income, net	(4,474)	87
Income before income taxes	32,550	41,904
Provision for income taxes	6,607	8,748
Net income	25,943	33,156
Basic earnings per share (1)	$2.27	$2.90
Weighted average shares outstanding used in computing basic earnings per share	11,441	11,418
Diluted earnings per share (1)	$2.24	$2.88
Weighted average shares outstanding used in computing diluted earnings per share	11,593	11,499

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
Net income	$11,076	$18,884
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	2,218	(1,505)
Unrealized gain on short-term investments	0	13
Total other comprehensive income (loss)	2,218	(1,492)
Comprehensive income	$13,294	$17,392

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
Net income	$25,943	$33,156
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	3,030	(836)
Unrealized (loss) gain on short-term investments	(30)	6
Total other comprehensive income (loss)	3,000	(830)
Comprehensive income	$28,943	$32,326

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net income	$25,943	$33,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,133	8,832
Bad debt expense	1,835	523
Deferred taxes	(4,015)	(2,537)
Share-based compensation expense	6,889	5,075
Excess tax benefits from share-based compensation arrangements	0	(1,208)
Changes in operating assets and liabilities:
Accounts receivable	16,033	12,876
Prepaid expenses and other current assets	(699)	(3,455)
Deposits and other assets	(274)	(2,070)
Accounts payable and accrued expenses	(15,472)	(4,387)
Accrued compensation and employee benefits	(9,685)	(148)
Accrued restructuring costs	0	(33)
Deferred revenue and advance payments	11,072	21,382
Other long-term liabilities	(1,647)	(1,458)
Net cash provided by operating activities	37,113	66,548
Investing activities:
Proceeds from redemption of short-term investments	151,860	152,820
Purchases of property and equipment	(1,467)	(935)
Purchases of short-term investments	(216,602)	(161,818)
Net cash used in investing activities	(66,209)	(9,933)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,677	1,157
Payment of taxes relating to net exercise of employee stock options	0	(3,739)
Excess tax benefits from share-based compensation arrangements	0	1,208
Payments on capital lease obligations and other financing arrangements	(12)	(1,220)
Net cash provided by (used in) financing activities	1,665	(2,594)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	5,246	1,052
Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,185)	55,073
Cash, cash equivalents and restricted cash, beginning of period	402,712	292,959
Cash, cash equivalents and restricted cash, end of period	$380,527	$348,032

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance.  The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018.  The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”).  The Company plans to adopt this guidance on January 1, 2018 and expects adoption using the full retrospective method, which is dependent on system readiness and the Company’s ability to timely compile necessary information related to prior periods.  The Company has completed several key accounting assessments related to the standard and is in the process of finalizing its remaining assessments and quantifying prior year adjustments. The Company also continues to evaluate and implement changes to related processes, systems, and internal controls.  The Company’s evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation.  Standalone selling prices under the new guidance may not be substantially different from the Company’s current methodologies of establishing VSOE of fair value on multiple element arrangements. The Company has identified certain arrangements where revenue may be recognized earlier as compared to current GAAP, in particular term licenses and sales to resellers and OEMs who purchase the Company’s products for resale. The Company expects to recognize license revenue from term licenses upon delivery of the software, rather than over the term of the arrangement.  For reseller and OEM deals, the Company expects to recognize revenue when it transfers control of the products to the reseller or OEM, less potential adjustments for returns or price protection, rather than waiting for the reseller or OEM to sell the products to an end user.  The Company expects to begin capitalizing certain sales commissions upon adoption of the new standard and is currently in the process of finalizing the period over which to amortize these capitalized costs. The Company continues to evaluate the impact of this guidance and its subsequent amendments on its consolidated financial position, results of operations, and cash flows, and any assessments made, including the adoption method, are subject to change.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at June 30, 2017 were $252.7 million, $252.7 million, and $252.6 million, respectively.  The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2016 were $187.3 million, $187.3 million, and $187.3 million, respectively.  The gross unrecognized holding gains and losses were not material for each of the three and six months ended June 30, 2017 and 2016.  No other-than-temporary impairments related to these investments have been recognized as of June 30, 2017 and December 31, 2016.  As of June 30, 2017 and December 31, 2016, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2017	2016
Billed and billable	$148,529	$188,038
Less: unpaid deferred revenue	(75,898)	(101,538)
Accounts receivable, gross	72,631	86,500
Less: allowance for doubtful accounts	(4,626)	(3,181)
Accounts receivable, net	$68,005	$83,319

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2017	2016
Current:
Deferred product licenses revenue	$10,513	$13,023
Deferred subscription services revenue	17,741	18,303
Deferred product support revenue	156,804	162,781
Deferred other services revenue	8,681	10,015
Gross current deferred revenue and advance payments	193,739	204,122
Less: unpaid deferred revenue	(70,657)	(98,587)
Net current deferred revenue and advance payments	$123,082	$105,535

Non-current:
Deferred product licenses revenue	$7,087	$9,118
Deferred subscription services revenue	784	1,307
Deferred product support revenue	7,211	5,751
Deferred other services revenue	856	690
Gross non-current deferred revenue and advance payments	15,938	16,866
Less: unpaid deferred revenue	(5,241)	(2,951)
Net non-current deferred revenue and advance payments	$10,697	$13,915

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of June 30, 2017 or December 31, 2016.

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

At June 30, 2017 and December 31, 2016, deferred rent of $10.5 million and $12.3 million, respectively, was included in other long-term liabilities, and $3.7 million and $3.5 million, respectively, was included in current accrued expenses.

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

(8) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three and six months ended June 30, 2017 and 2016, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.  As of June 30, 2017, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2017, the Company had unrecognized tax benefits of $3.6 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.  If recognized, $2.8 million of these unrecognized tax benefits would impact the effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of June 30, 2017, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.5 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30,	December 31,
	2017	2016
Deferred tax assets, net of deferred tax liabilities	$16,393	$12,242
Valuation allowance	(832)	(832)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$15,561	$11,410

The valuation allowance as of June 30, 2017 and December 31, 2016 related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2017 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2017.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2017, the Company recorded a provision for income taxes of $6.6 million that resulted in an effective tax rate of 20.3%, as compared to a provision for income taxes of $8.7 million that resulted in an effective tax rate of 20.9% for the six months ended June 30, 2016. The change in the effective tax rate in 2017 is mainly due to the change in the expected proportion of U.S. versus foreign income and certain discrete tax benefits.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries.  Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings.  U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the United States in excess of certain limits (“Subpart F deemed dividends”).  Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the United States and no additional tax is incurred on the distribution.  As of June 30, 2017 and December 31, 2016, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $286.7 million and $279.8 million, respectively, and by the Company’s non-U.S. entities was $345.7 million and $309.6 million, respectively.  If the cash and cash equivalents and short-term investments held by the Company’s non-U.S. entities were to be repatriated to the United States, the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $322.0 million at December 31, 2016.  Although the tax impact of repatriating these earnings is difficult to determine, the Company does not expect the maximum effective tax rate applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

(10) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of June 30, 2017, the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan was 1,700,000 shares.

During the second quarter of 2017, stock options to purchase an aggregate of 25,000 shares of class A common stock were granted pursuant to the 2013 Equity Plan. As of June 30, 2017, there were options to purchase 949,133 shares of class A common stock outstanding under the 2013 Equity Plan.  As of June 30, 2017, there were 527,500 remaining shares of class A common stock authorized for future issuance under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended June 30, 2017:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of April 1, 2017	939	$146.27
Granted	25	182.64
Exercised	(5)	119.02	$329
Forfeited/Expired	(10)	201.25
Balance as of June 30, 2017	949	$146.79
Exercisable as of June 30, 2017	514	$133.39	$30,133	7.1
Expected to vest as of June 30, 2017	435	$162.64	13,130	8.1
Total	949	$146.79	$43,263	7.5

Stock options outstanding as of June 30, 2017 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2017
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$117.85 - $120.00	25	$118.55	6.8
$120.01 - $150.00	510	$121.43	6.8
$150.01 - $180.00	209	$167.41	7.7
$180.01 - $201.25	205	$192.24	9.1
Total	949	$146.79	7.5

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

An aggregate of 155,000 stock options with an aggregate fair value of $8.7 million vested during the three months ended June 30, 2017. Beginning January 1, 2017, the Company made an accounting policy election to prospectively account for forfeitures as they occur.   Therefore, share-based compensation expense has not been adjusted for any estimated forfeitures. Prior periods have not been restated.    The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $72.78 and $75.54 for each share subject to a stock option granted during the three months ended June 30, 2017 and 2016, respectively, based on the following assumptions:

	Three months ended
	June 30,
	2017	2016
Expected term of options in years	6.3	6.3
Expected volatility	37.4%	38.5%
Risk-free interest rate	1.9%	1.4 - 1.6%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2017, the Company recognized approximately $3.8 million and $6.9 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and six months ended June 30, 2016, the Company recognized approximately $3.6 million and $5.1 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of June 30, 2017, there was approximately $25.1 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.3 years.

During the six months ended June 30, 2016, the Company was able to recognize and utilize tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated under the 2013 Equity Plan.  Accordingly, additional paid-in capital increased by $1.2 million during the six months ended June 30, 2016. Beginning January 1, 2017, excess tax benefits are no longer recognized as additional paid-in capital; instead, they are prospectively included within the provision for income taxes. Prior periods have not been restated.

During the six months ended June 30, 2016, the Company wrote off $1.7 million of deferred tax assets related to certain vested stock options that were no longer exercisable. Accordingly, additional paid-in capital decreased by $1.7 million during the six months ended June 30, 2016.  No such adjustment was made during the six months ended June 30, 2017.

During the six months ended June 30, 2016, the Company paid $3.7 million to tax authorities related to the net exercise of a stock option under the 2013 Equity Plan.  This payment resulted in a $3.7 million reduction to additional paid-in capital during the six months ended June 30, 2016.  No net exercises of stock options were made during the six months ended June 30, 2017.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. Beginning January 1, 2017, excess tax benefits are no longer included in the calculation of diluted earnings per share, on a prospective basis.  For the three and six months ended June 30, 2017, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 401,000 and 373,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and six months ended June 30, 2016, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 362,000 and 370,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended June 30, 2017
Total revenues	$74,284	$33,977	$12,349	$120,610
Gross profit	$59,153	$26,976	$10,106	$96,235
Three months ended June 30, 2016
Total revenues	$73,907	$36,525	$12,710	$123,142
Gross profit	$59,385	$29,066	$10,590	$99,041
Six months ended June 30, 2017
Total revenues	$147,738	$67,743	$25,705	$241,186
Gross profit	$118,098	$54,220	$21,361	$193,679
Six months ended June 30, 2016
Total revenues	$145,914	$72,197	$24,046	$242,157
Gross profit	$116,968	$57,948	$20,317	$195,233
As of June 30, 2017
Long-lived assets	$61,001	$3,222	$1,820	$66,043
As of December 31, 2016
Long-lived assets	$67,031	$3,256	$1,341	$71,628

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and six months ended June 30, 2017 and 2016, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2017 and 2016, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2017 and December 31, 2016, no individual foreign country accounted for 10% or more of total consolidated assets.

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

MicroStrategy 10™, our flagship platform offering, consolidates analytics and mobility in a single unified platform. The MicroStrategy 10 platform is available on Windows®, Linux and Amazon Web Services (“AWS”), and as a hosted service offering through MicroStrategy Cloud™. Our enterprise platform combines traditional business intelligence functionality with data discovery, mobile analytics, and powerful identity intelligence generated by digital credentials.  MicroStrategy 10 builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster.

MicroStrategy Analytics™ empowers large organizations to analyze vast amounts of data and securely distribute actionable business insight throughout an enterprise, while also being able to cater to smaller workgroups and departmental use via MicroStrategy Desktop™.  MicroStrategy Analytics delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices (via MicroStrategy Mobile™) or the web (via MicroStrategy Web™).  It also combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence.  Additionally, MicroStrategy Analytics delivers powerful identity intelligence on user behavior and resource utilization (via Usher™).

MicroStrategy Web is the primary interface for analysts, data scientists, consumers and developers, offering interactive reporting, dashboarding, and ad-hoc data discovery capabilities through a web browser. With MicroStrategy Web, a user can design and deliver dashboards across various styles of business intelligence, including scorecards, pixel-perfect documents and invoices, and interactive reports and statements, as well as for visual data discovery. MicroStrategy Web can also connect to a wide range of data sources, and be used to build sophisticated advanced analytical models that may be inserted within dashboards and reports.  MicroStrategy reports and dashboards can be personalized and automatically delivered to thousands of users with MicroStrategy Server™’s advanced distribution capabilities. Web applications can also be extensively customized and embedded into other applications using MicroStrategy Web SDK for a branded experience.

MicroStrategy Desktop is a free, standalone, on-premise, single-user tool for fast, powerful, and easy-to-use self-service visual data discovery.  It enables business users to analyze and gain valuable insight and understanding into their organizations’ data by quickly creating stunning and useful visualizations and dashboards, without assistance from the IT department.  MicroStrategy Desktop can be readily downloaded and installed on a PC or Mac, making the power of MicroStrategy 10 easily available. MicroStrategy Desktop can be used while offline and while not connected to MicroStrategy Server.  MicroStrategy Desktop connects to the MicroStrategy Server when needed, allowing for governance workflows that deliver data discovery capabilities to the enterprise at scale.

MicroStrategy Mobile is fully integrated into the MicroStrategy Analytics platform, so it is easy to leverage existing visualizations, reports and dashboards to instantly deploy mobile business intelligence. In addition, MicroStrategy Mobile extends beyond analytics to enable organizations to rapidly build custom enterprise mobility applications that deliver analytics combined with transactions, multimedia and mapping to support business workflows. The robust code-free application development platform is designed to reduce development costs and accelerate the deployment of native mobile business apps optimized for both iOS® and Android™. Companies can build fully native iOS and Android apps that take advantage of the unique device and operating system capabilities (e.g., GPS/location, calendar, and camera) on those devices. MicroStrategy Mobile is an easy, fast, and cost-effective vehicle for mobilizing an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and web applications that are currently accessible only on the desktop.  With MicroStrategy Mobile, businesses can transform their entire workforce into a connected and more productive mobile workforce.  With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.  MicroStrategy Mobile also enables companies to deploy customized, white-labeled mobile apps to business partners and customers. These apps can serve as new or enhanced offerings that differentiate an organization’s product or service to partners or customers.

Usher provides a highly secure, convenient way for organizations to deliver to its users a single mobile identity badge cryptographically linked to its owner’s smartphone and dynamically linked to an enterprise’s existing identity repositories.  In the Enterprise Internet of Things (“EIoT”) paradigm, interactions between Usher users and enterprise resources generate real-time telemetry, which can be efficiently harnessed in Usher Analytics™, creating actionable intelligence. Usher badges work on standard smartphones running on iOS or the Android platform and include an Apple Watch® integration.  Through the use of Bluetooth®, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher badge users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities.  Usher badge users are also able to scan barcodes for asset tracking applications.  Usher can additionally serve as a powerful enterprise productivity tool by enabling managers to gain insight into the location and activity of their distributed workforces via the Usher Professional™ application, where managers can see badge user activity on a nearly real-time map and engage in two-way communication with badge users to manage or direct a workforce.  By delivering strong yet convenient authentication that can be extended to nearly every corporate system, Usher as an EIoT solution can uncover insights, reduce infrastructure complexity, and secure assets -- all to help businesses flourish in the age of connected devices and connected people.  Usher addresses some of the biggest challenges facing corporations today, including authentication, identity and access management, and resource authorization, while applying industry-leading business intelligence and analytics to an enterprise’s infrastructure.

MicroStrategy on AWS allows organizations to harness the power of data through our enterprise solutions via the cloud.  Compared to traditional on-premise approaches, MicroStrategy on AWS is architected to deliver best-of-breed MicroStrategy software via the cloud, with pre-configured, ready-to-go servers, coupled with the required supporting infrastructure with metadata databases, relational databases, and Big Data storage.  With MicroStrategy on AWS, customers can launch enterprise analytics environments within minutes with a web-based provisioning tool, and use the full MicroStrategy 10 offering.  MicroStrategy on AWS deploys MicroStrategy into the customer’s AWS account where the customer maintains and manages the environment.

For customers looking for a Platform-as-a-Service (PaaS) experience, MicroStrategy Cloud offers managed services that deliver the full breadth of platform capabilities along with a dedicated cloud operations team to deploy the platform in the cloud.  MicroStrategy Cloud is well suited for organizations without extensive IT resources to maintain and manage the cloud infrastructure on their own.  MicroStrategy Cloud offers a 99.9% Service Level Agreement for availability, and is backed by a team of experts and dedicated tech support staff that provides continuous monitoring and alerting.  MicroStrategy Cloud maintains and keeps up to date on compliance and security certifications to help ensure the environments adhere to the Service Organization Control 2, ISO 27001, Payment Card Industry, Health Insurance Portability and Accountability Act, and Privacy Shield standards.

System integrators, value-added resellers, and OEMs around the world rely on MicroStrategy’s capabilities, including its functionality, workflows, report presentation, user management, security, administration, system configuration, and monitoring to build branded and custom applications of their own. MicroStrategy’s open architecture and APIs make it especially suitable for developing custom functionality or integrating with other applications.  Organizations seeking to add analytics features to their own offerings can easily and directly embed the platform into their business applications or portals with white labeling and single sign-on options.

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Product licenses	$19,118	$23,459	$40,130	$45,858
Subscription services	8,346	7,782	16,118	15,136
Total product licenses and subscription services	27,464	31,241	56,248	60,994
Product support	70,766	71,451	141,256	139,948
Other services	22,380	20,450	43,682	41,215
Total revenues	120,610	123,142	241,186	242,157
Cost of revenues
Product licenses	1,747	2,322	3,419	4,458
Subscription services	3,400	3,356	6,439	6,448
Total product licenses and subscription services	5,147	5,678	9,858	10,906
Product support	4,542	3,687	8,876	6,960
Other services	14,686	14,736	28,773	29,058
Total cost of revenues	24,375	24,101	47,507	46,924
Gross profit	96,235	99,041	193,679	195,233
Operating expenses
Sales and marketing	41,419	37,702	80,829	74,279
Research and development	19,561	19,160	37,987	36,735
General and administrative	19,582	21,092	39,839	43,311
Restructuring costs	0	8	0	33
Total operating expenses	80,562	77,962	158,655	154,358
Income from operations	$15,673	$21,079	$35,024	$40,875

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

The market for enterprise mobility apps is rapidly changing, highly competitive, and complex with many competitors and different offerings ranging from fully custom-coded applications to plug-and-play solutions.  While organizations vary greatly in their approach to, and pace of adoption of, mobile solutions, they are increasingly accelerating the transition of their businesses onto mobile devices, such as tablets and smartphones.  Over the next few years, we expect that organizations will continue to construct their information and systems to take advantage of the efficiencies and cost savings of mobile computing.  Ultimately, we expect that the majority of routine business tasks and workflows will become available as mobile-optimized touch-enabled apps.

In addition, there is increased market demand for analysis of a wider variety of data sources, including sensor data, social data, Web log data, and other data types. These new data sources are driving massive increases in the volume of data that can potentially be analyzed (these large-scale data sets are known as “Big Data”), which in turn is accelerating development of new storage technologies like Hadoop® and NoSQL databases. The demand for analytics on Big Data represents an opportunity for us, as it opens up new potential applications and use cases for our technology. It also creates a challenge as we will need to continually enhance our technology to support emerging data sources, deliver faster performance necessary to support analysis of Big Data, and support analysis of a wider variety of data types, such as unstructured, semi-structured, and streaming data.

We have undertaken multiple initiatives to address these opportunities and challenges, including:

•	releasing MicroStrategy on AWS, which allows customers to spin up their own instance of the full MicroStrategy platform in the cloud;
•

improving access to MicroStrategy 10 via easy-to-access trial and evaluation versions of products on our website, including a free 30-day trial to MicroStrategy on AWS that lets prospects experience our enterprise capabilities and allows existing customers to try new features;

•

making our MicroStrategy Desktop product freely available to new and existing users, which helps to (i) increase public awareness, (ii) increase the adoption of the product into existing accounts by empowering MicroStrategy Web users to seamlessly connect MicroStrategy Desktop to their existing projects, upload and download dashboards from the server, work offline, and try new functionality such as data blending and wrangling, and (iii) generate upsell opportunities for us by seeding the need for bigger enterprise capabilities like pixel-perfect dashboards, automated distribution, governance and security, all of which are available with our enterprise platform;

•

making MicroStrategy 10 easier to use for a broader set of end users by establishing technology partnerships with companies like Alation® and Collibra™ to expand our use cases of self-service analytics and with companies like Automated Insights® and Narrative Science™ to deliver Natural Language Generation capabilities;

•	introducing new features (such as Data Connector API and Push API) which make it easier to access data sources, allowing customers to leverage existing investments;
•	improving the functional parity between iOS and Android mobile apps in MicroStrategy Mobile;
•

maintaining a dedicated performance engineering team and conducting research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes and for security solutions; and

•

introducing a new “MicroStrategy Academics Program” that delivers free access to software and training resources to faculty and students around the world, paving the way to train the next generation of business leaders.

As part of our efforts to take greater advantage of the opportunities in the market and grow our market share, we expect to increase our level of sales and marketing expenditures and increase our investment in our technology products and personnel in future periods.

As of June 30, 2017, we had a total of 2,184 employees, of whom 1,085 were based in the United States and 1,099 were based internationally.  Of our 2,184 employees, 642 were engaged in sales and marketing, 526 in research and development, 715 in subscription, product support, consulting, and education services, and 301 in finance, administration, and corporate operations.  The following table summarizes employee headcount, as of the dates indicated:

	June 30,	December 31,	June 30,
	2016	2016	2017
Subscription services	39	48	49
Product support	156	171	176
Consulting	452	453	448
Education	31	39	42
Sales and marketing	541	587	642
Research and development	532	512	526
General and administrative	314	323	301
Total headcount	2,065	2,133	2,184

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales and marketing	$628	$765	$918	$1,503
Research and development	505	412	900	437
General and administrative	2,641	2,394	5,071	3,135
Total share-based compensation expense	$3,774	$3,571	$6,889	$5,075

As of June 30, 2017, we estimated that approximately $25.1 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.3 years.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reconciliation of non-GAAP income from operations:
Income from operations	$15,673	$21,079	$35,024	$40,875
Share-based compensation expense	3,774	3,571	6,889	5,075
Restructuring costs	0	8	0	33
Non-GAAP income from operations	$19,447	$24,658	$41,913	$45,983

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates, particularly estimates relating to revenue recognition, have a material impact on our financial statements.  In some cases, changes in accounting estimates are reasonably likely to occur from period to period.  Actual results and outcomes could differ from these estimates and assumptions.

The section “Critical Accounting Policies” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2016 provides a more detailed explanation of the judgments made and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2016, other than the adoption of ASU 2016-09, as discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
International product licenses revenues	$(204)	$(200)	$(186)	$(654)
International subscription services revenues	(95)	(44)	(231)	(80)
International product support revenues	(825)	(771)	(1,510)	(2,615)
International other services revenues	(265)	(84)	(562)	(539)
Cost of product support revenues	(59)	(76)	(115)	(160)
Cost of other services revenues	(90)	(196)	(209)	(642)
Sales and marketing expenses	(417)	(273)	(733)	(1,269)
Research and development expenses	(177)	(260)	(351)	(469)
General and administrative expenses	(150)	(197)	(303)	(518)

For example, if there had been no change to foreign currency exchange rates from 2016 to 2017, international product licenses revenues would have been $7.9 million rather than $7.7 million and $16.9 million rather than $16.7 million for the three and six months ended June 30, 2017, respectively.  If there had been no change to foreign currency exchange rates from 2016 to 2017, international product support revenues would have been $27.9 million rather than $27.0 million and $55.5 million rather than $54.0 million for the three and six months ended June 30, 2017, respectively.  If there had been no change to foreign currency exchange rates from 2016 to 2017, sales and marketing expenses would have been $41.8 million rather than $41.4 million and $81.6 million rather than $80.8 million for the three and six months ended June 30, 2017, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2017 and 2016

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$11,427	$13,717	-16.7%	$23,412	$26,167	-10.5%
International	7,691	9,742	-21.1%	16,718	19,691	-15.1%
Total product licenses revenues	19,118	23,459	-18.5%	40,130	45,858	-12.5%
Subscription Services
Domestic	6,632	6,617	0.2%	12,945	13,170	-1.7%
International	1,714	1,165	47.1%	3,173	1,966	61.4%
Total subscription services revenues	8,346	7,782	7.2%	16,118	15,136	6.5%
Total product licenses and subscription services revenues	$27,464	$31,241	-12.1%	$56,248	$60,994	-7.8%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	1	1	2	3
Between $0.5 million and $1.0 million in licenses revenue recognized	1	7	5	13
Total	2	8	7	16
Domestic:
More than $1.0 million in licenses revenue recognized	1	1	2	2
Between $0.5 million and $1.0 million in licenses revenue recognized	1	5	3	8
Total	2	6	5	10
International:
More than $1.0 million in licenses revenue recognized	0	0	0	1
Between $0.5 million and $1.0 million in licenses revenue recognized	0	2	2	5
Total	0	2	2	6

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$1,100	$1,150	-4.3%	$2,851	$4,272	-33.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	758	4,363	-82.6%	3,136	8,099	-61.3%
Less than $0.5 million in licenses revenue recognized	17,260	17,946	-3.8%	34,143	33,487	2.0%
Total	19,118	23,459	-18.5%	40,130	45,858	-12.5%
Domestic:
More than $1.0 million in licenses revenue recognized	1,100	1,150	-4.3%	2,851	2,878	-0.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	758	3,107	-75.6%	1,961	4,955	-60.4%
Less than $0.5 million in licenses revenue recognized	9,569	9,460	1.2%	18,600	18,334	1.5%
Total	11,427	13,717	-16.7%	23,412	26,167	-10.5%
International:
More than $1.0 million in licenses revenue recognized	0	0	n/a	0	1,394	-100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	0	1,256	-100.0%	1,175	3,144	-62.6%
Less than $0.5 million in licenses revenue recognized	7,691	8,486	-9.4%	15,543	15,153	2.6%
Total	$7,691	$9,742	-21.1%	$16,718	$19,691	-15.1%

Product licenses revenues decreased $4.3 million and $5.7 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year.  For the three months ended June 30, 2017 and 2016, product licenses transactions with more than $0.5 million in recognized revenue represented 9.7% and 23.5%, respectively, of our product licenses revenues.  For the six months ended June 30, 2017, our top three product licenses transactions totaled $3.6 million in recognized revenue, or 9.0% of total product licenses revenues, compared to $4.3 million, or 9.3% of total product licenses revenues, for the six months ended June 30, 2016.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $2.3 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

Domestic product licenses revenues decreased $2.8 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues decreased $2.1 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with less than $1.0 million in recognized revenue.

International product licenses revenues decreased $3.0 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.  Subscription services revenues increased $0.6 million and $1.0 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year, primarily due to new subscription services customers, and an increase in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
Product Support Revenues:
Domestic	$43,735	$42,927	1.9%	$87,274	$84,705	3.0%
International	27,031	28,524	-5.2%	53,982	55,243	-2.3%
Total product support revenues	$70,766	$71,451	-1.0%	$141,256	$139,948	0.9%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $0.7 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.8 million unfavorable foreign currency exchange impact.  Product support revenues increased $1.3 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to new product and premium support contracts, partially offset by a $1.5 million unfavorable foreign currency exchange impact. See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the negative foreign currency exchange impact on our results of operations for the three and six months ended June 30, 2017.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
Other Services Revenues:
Consulting
Domestic	$10,750	$9,096	18.2%	$20,796	$18,830	10.4%
International	9,041	9,046	-0.1%	18,041	17,798	1.4%
Total consulting revenues	19,791	18,142	9.1%	38,837	36,628	6.0%
Education	2,589	2,308	12.2%	4,845	4,587	5.6%
Total other services revenues	$22,380	$20,450	9.4%	$43,682	$41,215	6.0%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues increased $1.6 million and $2.2 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year, primarily due to an increase in average bill rates.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues increased $0.3 million in each of the three and six months ended June 30, 2017, as compared to the same periods in the prior year, primarily due to an increase in overall contract values.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,747	$2,322	-24.8%	$3,419	$4,458	-23.3%
Subscription services	3,400	3,356	1.3%	6,439	6,448	-0.1%
Total product licenses and subscription services	5,147	5,678	-9.4%	9,858	10,906	-9.6%
Product support	4,542	3,687	23.2%	8,876	6,960	27.5%
Other services:
Consulting	12,867	13,367	-3.7%	25,284	26,400	-4.2%
Education	1,819	1,369	32.9%	3,489	2,658	31.3%
Total other services	14,686	14,736	-0.3%	28,773	29,058	-1.0%
Total cost of revenues	$24,375	$24,101	1.1%	$47,507	$46,924	1.2%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased $0.6 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.4, which became fully amortized in September 2016, and a $0.1 million decrease in referral fees related to channel partners. Cost of product licenses revenues decreased $1.0 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.9 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.4, which became fully amortized in September 2016, and a $0.2 million decrease in referral fees related to channel partners.  We expect to amortize the remaining balance of MicroStrategy 10 related capitalized software development costs as of June 30, 2017 ratably over the remaining amortization period as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of June 30, 2017	Amortization Period
	(in thousands)	(in months)
MicroStrategy 10	5,498	11
Total capitalized software development costs, net	$5,498

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues did not materially change for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.2 million decrease in compensation and related costs due to a change in staffing composition, partially offset by a $0.2 million increase in third-party hosting service provider fees. Subscription services headcount increased 25.6% to 49 at June 30, 2017 from 39 at June 30, 2016.

Cost of subscription services revenues did not materially change for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.3 million increase in third-party hosting service provider fees, and a $0.2 million increase in facility and other related support costs, partially offset by a $0.3 million decrease in compensation and related costs due to a change in staffing composition.

Cost of product support revenues.  Cost of product support revenues consists of product support personnel and related overhead costs.  Cost of product support revenues increased $0.9 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.8 million increase in compensation and related costs due to an increase in staffing levels.  Product support headcount increased 12.8% to 176 at June 30, 2017 from 156 at June 30, 2016.

Cost of product support revenues increased $1.9 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $1.9 million increase in compensation and related costs due to an increase in staffing levels, and a $0.2 million increase in facility and other related support costs, partially offset by a $0.2 million decrease in subcontractor costs.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues decreased $0.5 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in subcontractor costs. Consulting headcount decreased 0.9% to 448 at June 30, 2017 from 452 at June 30, 2016.

Cost of consulting revenues decreased $1.1 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $1.0 million decrease in subcontractor costs, and a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues increased $0.5 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.2 million increase in compensation and related costs due to an increase in staffing levels, and a $0.2 million increase in dues and subscriptions.  Education headcount increased 35.5% to 42 at June 30, 2017 from 31 at June 30, 2016.

Cost of education revenues increased $0.8 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.4 million increase in compensation and related costs due to an increase in staffing levels, and a $0.2 million increase in dues and subscriptions.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
Sales and marketing expenses	$41,419	$37,702	9.9%	$80,829	$74,279	8.8%

Sales and marketing expenses increased $3.7 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $2.0 million increase in travel and entertainment expenditures, a $1.7 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in recruiting costs, and a $0.2 million increase in facility and other related support costs, partially offset by a $0.2 million decrease in consulting and advisory costs. Sales and marketing headcount increased 18.7% to 642 at June 30, 2017 from 541 at June 30, 2016. We expect to increase our sales and marketing expenses in future periods as described in the “Overview” section above.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense.  As of June 30, 2017, we estimate that approximately $4.7 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 2.2 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Sales and marketing expenses increased $6.6 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $3.8 million increase in compensation and related costs due to an increase in staffing levels, a $1.5 million increase in marketing and advertising costs, a $1.2 million increase in travel and entertainment expenditures, a $0.4 million increase in recruiting costs, and a $0.3 million increase in facility and other related support costs, partially offset by a $0.6 million net decrease in share-based compensation expense related primarily to the departure of an executive employee in the first quarter of 2017, and a $0.2 million decrease in consulting and advisory costs.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
General and administrative expenses	$19,582	$21,092	-7.2%	$39,839	$43,311	-8.0%

General and administrative expenses decreased $1.5 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $1.1 million decrease in severance costs associated with the streamlining of our finance organization, a $0.8 million decrease in legal, consulting and other advisory costs, and a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels, partially offset by a $0.3 million increase in bad debt expense, a $0.2 million net increase in share-based compensation expense related to the grant of stock options under the 2013 Equity Plan, and a $0.2 million increase in other aircraft-related operating costs.  General and administrative headcount decreased 4.1% to 301 at June 30, 2017 from 314 at June 30, 2016.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense.  As of June 30, 2017, we estimate that approximately $15.6 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.1 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

General and administrative expenses decreased $3.5 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $3.4 million accrual taken in the first quarter of 2016, which was subsequently reversed, for potential future payments in connection with the departure from the Company of two executives during an executive management reorganization in January 2016, a $1.1 million decrease in severance costs associated with the streamlining of our finance organization, a $1.1 million decrease in legal, consulting and other advisory costs, a $0.6 million decrease in compensation and related costs due to a decrease in staffing levels, and a $0.3 million decrease in facility and other related support costs, partially offset by a $1.9 million net increase in share-based compensation expense, a $0.5 million increase in other aircraft-related operating costs, and a $0.4 million increase in bad debt expense.  The $1.9 million net increase in share-based compensation expense is primarily the result of the inclusion, in the share-based compensation expense in the first quarter of 2016, of a reversal of $1.6 million of previously recorded share-based compensation expense due to pre-vesting forfeitures of certain stock options of two executives who departed during the 2016 executive management reorganization.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
Research and development expenses	$19,561	$19,160	2.1%	$37,987	$36,735	3.4%
Amortization of capitalized software development costs included in cost of product licenses revenues	$1,500	$1,953	-23.2%	$2,999	$3,905	-23.2%

Research and development expenses increased $0.4 million for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.3 million increase in facility and other related support costs, and a $0.3 million increase in consulting and advisory costs, partially offset by a $0.2 million decrease in recruiting costs, and a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels. Research and development headcount decreased 1.1% to 526 at June 30, 2017 from 532 at June 30, 2016.  We expect to increase our investment in our technology products and personnel in future periods as described in the “Overview” section above.  We have significantly accelerated the pace of our software development efforts and increased the frequency of our software releases subsequent to the release of MicroStrategy 10, which has resulted in our software development costs in recent periods being expensed as incurred.  We do not expect to capitalize material software development costs in the near term.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense.  As of June 30, 2017, we estimate that approximately $4.8 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 2.7 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses increased $1.3 million for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to a $0.5 million net increase in share-based compensation expense, a $0.4 million increase in facility and other related support costs, a $0.4 million increase in consulting and advisory costs, and a $0.2 million increase in travel and entertainment expenditures, partially offset by a $0.4 million decrease in recruiting costs. The $0.5 million net increase in share-based compensation expense is primarily the result of the inclusion, in the share-based compensation expense in the first quarter of 2016, of a reversal of $0.4 million of previously recorded share-based compensation expense due to pre-vesting forfeitures of certain stock options.

Other (Expense) Income, Net

Other (expense) income, net is comprised primarily of foreign currency transaction gains and losses.  For the three and six months ended June 30, 2017, other expense, net, of $2.6 million and $4.5 million, respectively, were comprised primarily of foreign currency transaction net losses arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

For the three and six months ended June 30, 2016, other income, net, of $1.8 million and $0.1 million, respectively, were comprised primarily of foreign currency transaction net gains arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

Provision for Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2017 and applied that rate to the income before income taxes in determining the provision for income taxes for the six months ended June 30, 2017.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2017, we recorded a provision for income taxes of $6.6 million that resulted in an effective tax rate of 20.3%, as compared to a provision for income taxes of $8.7 million that resulted in an effective tax rate of 20.9% for the six months ended June 30, 2016.  The change in the effective tax rate in 2017 is mainly due to the change in the expected proportion of U.S. versus foreign income and certain discrete tax benefits.

As of June 30, 2017, we had no U.S. federal NOL carryforwards and estimated that we had $0.7 million of foreign NOL carryforwards.  As of June 30, 2017, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $15.6 million.  As of June 30, 2017, we had a valuation allowance of $0.8 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2017	2016	2016
Current:
Deferred product licenses revenue	$10,513	$13,023	$12,710
Deferred subscription services revenue	17,741	18,303	14,704
Deferred product support revenue	156,804	162,781	150,361
Deferred other services revenue	8,681	10,015	8,573
Gross current deferred revenue and advance payments	193,739	204,122	186,348
Less: unpaid deferred revenue	(70,657)	(98,587)	(65,186)
Net current deferred revenue and advance payments	$123,082	$105,535	$121,162
Non-current:
Deferred product licenses revenue	$7,087	$9,118	$10,655
Deferred subscription services revenue	784	1,307	1,959
Deferred product support revenue	7,211	5,751	6,796
Deferred other services revenue	856	690	666
Gross non-current deferred revenue and advance payments	15,938	16,866	20,076
Less: unpaid deferred revenue	(5,241)	(2,951)	(8,704)
Net non-current deferred revenue and advance payments	$10,697	$13,915	$11,372
Total current and non-current:
Deferred product licenses revenue	$17,600	$22,141	$23,365
Deferred subscription services revenue	18,525	19,610	16,663
Deferred product support revenue	164,015	168,532	157,157
Deferred other services revenue	9,537	10,705	9,239
Gross current and non-current deferred revenue and advance payments	209,677	220,988	206,424
Less: unpaid deferred revenue	(75,898)	(101,538)	(73,890)
Net current and non-current deferred revenue and advance payments	$133,779	$119,450	$132,534

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $11.3 million as of June 30, 2017, as compared to December 31, 2016, primarily due to the recognition of previously deferred product licenses, product support, other services, and subscription services revenues. Total gross deferred revenue and advance payments increased $3.3 million as of June 30, 2017, as compared to June 30, 2016, primarily due to an increase in deferred revenue from new product support, subscription services, and other services contracts, partially offset by the recognition of previously deferred product licenses revenues.

We expect to recognize approximately $193.7 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of June 30, 2017 and December 31, 2016, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities were $286.7 million and $279.8 million, respectively, and by the Company’s non-U.S. entities were $345.7 million and $309.6 million, respectively.  We earn a significant amount of our revenues outside the United States and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities.  We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.  However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $322.0 million at December 31, 2016.  Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we do not expect the maximum effective tax rate applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended
	June 30,		%
	2017	2016	Change
Net cash provided by operating activities	$37,113	$66,548	-44.2%
Net cash used in investing activities	$(66,209)	$(9,933)	566.6%
Net cash provided by (used in) financing activities	$1,665	$(2,594)	-164.2%

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

Net cash provided by operating activities was $37.1 million and $66.5 million for the six months ended June 30, 2017 and 2016, respectively.  The decrease in net cash provided by operating activities during the six months ended June 30, 2017, as compared to the same period in the prior year, was due to a $23.4 million decrease from changes in operating assets and liabilities, and a $7.2 million decrease in net income, offset by a $1.2 million increase from changes in non-cash items. Non-cash items consist of depreciation and amortization, bad debt expense, deferred taxes, share-based compensation expense, and, in prior periods only, excess tax benefits from share-based compensation arrangements.

Net cash used in investing activities.  The changes in net cash used in investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment.  Net cash used in investing activities was $66.2 million and $9.9 million for the six months ended June 30, 2017 and 2016, respectively.  The increase in net cash used in investing activities for the six months ended June 30, 2017, as compared to the same period in the prior year, was due to a $54.8 million increase in purchases of short-term investments, a $1.0 million decrease in proceeds from the redemption of short-term investments, and a $0.5 million increase in purchases of property and equipment.

Net cash provided by (used in) financing activities.  The changes in net cash provided by (used in) financing activities relate to the exercise of stock options under the 2013 Equity Plan, payments on capital leases, and, in prior periods only, excess tax benefits from share-based compensation arrangements.  Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2017.  Net cash used in financing activities was $2.6 million for the six months ended June 30, 2016.  The increase in net cash provided by financing activities for the six months ended June 30, 2017, as compared to the same period in the prior year, was due to a $3.7 million payment in 2016 to tax authorities for shares withheld for taxes related to the net exercise of a stock option under the 2013 Equity Plan, a $1.2 million decrease in payments on capital lease and other financing arrangements, and a $0.5 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan, offset by a $1.2 million decrease in excess tax benefits from share-based compensation arrangements.

Contractual obligations.  As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements.  We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements.  Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase.  The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of June 30, 2017:

	Payments due by period ended June 30,
	Total	2018	2019-2020	2021-2022	Thereafter
Contractual Obligations:
Operating leases	$78,278	$21,382	$38,934	$12,850	$5,112
Capital leases and other financing arrangements	1,111	21	1,090	0	0
Total	$79,389	$21,403	$40,024	$12,850	$5,112

Unrecognized tax benefits.  As of June 30, 2017, we had $3.6 million of total gross unrecognized tax benefits, including interest accrued, recorded in other long-term liabilities.  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect a significant tax payment related to these obligations during 2017.

Off-balance sheet arrangements.  As of June 30, 2017, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

In May 2014, the FASB issued ASU 2014-09, which supersedes nearly all existing revenue recognition guidance.  The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018.  The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”).  We plan to adopt this guidance on January 1, 2018 and expect adoption using the full retrospective method, which is dependent on system readiness and our ability to timely compile necessary information related to prior periods.  We have completed several key accounting assessments related to the standard and are in the process of finalizing our remaining assessments and quantifying prior year adjustments. We also continue to evaluate and implement changes to related processes, systems, and internal controls.  Our evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation.  Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing VSOE of fair value on multiple element arrangements. We have identified certain arrangements where revenue may be recognized earlier, as compared to current GAAP, in particular term licenses and sales to resellers and OEMs who purchase our products for resale. We expect to recognize license revenue from term licenses upon delivery of the software, rather than over the term of the arrangement.  For reseller and OEM deals, we expect to recognize revenue when we transfer control of the products to the reseller or OEM, less potential adjustments for returns or price protection, rather than waiting for the reseller or OEM to sell the products to an end user.  We expect to begin capitalizing certain sales commissions upon adoption of the new standard and are currently in the process of finalizing the period over which to amortize these capitalized costs. We continue to evaluate the impact of this guidance and its subsequent amendments on our consolidated financial position, results of operations, and cash flows, and any assessments made, including the adoption method, are subject to change.

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

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of June 30, 2017, we held approximately $252.7 million of investments in U.S. Treasury securities and certificates of deposit with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 38.4% and 40.0% of our total revenues for the three months ended June 30, 2017 and 2016, respectively, and 38.7% and 39.7% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is the local currency.

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

As of June 30, 2017 and December 31, 2016, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% at each respective period end.  The exposure to an adverse change in foreign currency rates as of June 30, 2017 remained unchanged, as compared to December 31, 2016, primarily due to a weakening of the U.S. dollar, offset by a decrease of cash balances in our non-U.S. dollar based bank accounts.  If average exchange rates during the six months ended June 30, 2017 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2017 would have decreased by 3.6%.  During the six months ended June 30, 2017, our revenues were lower by 1.0% as a result of a 2.3% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  During the third quarter of 2016, we began implementing a plan to transform our worldwide finance and accounting organization. Previously, our finance and accounting activities relating to each of the countries where we operate were decentralized, and conducted by personnel based within each respective country. The transformation resulted in the consolidation of our worldwide finance and accounting functions into three geographically based centers of excellence. As of the end of the second quarter of 2017, we had completed this transformation. While the nature and operation of our key transaction-level controls did not materially change as a result of the transformation, the personnel executing the controls and the locations where the controls are performed have changed. Additionally, during the second quarter of 2017, we implemented a new professional service automation system to track billable time used to invoice customers, as well as process internal business travel and entertainment expenses. The implementation of this new system did not change the underlying internal controls. We believe that we have maintained appropriate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017, and that our internal control over financial reporting has not been materially affected by the finance and accounting transformation, and implementation of the new professional service automation system.

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. These broad market and industry factors may seriously harm the market price of our class A common stock, regardless of our actual operating performance.

We may not be able to sustain or increase profitability in the future

We generated net income for the six months ended June 30, 2017; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2017, we had $15.9 million of deferred tax assets, net of a $0.8 million valuation allowance. If we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

Economic uncertainty and increased competition for our customers, particularly in the retail industry, could materially adversely affect our business and results of operations

In recent years, the U.S. and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles.  Furthermore, during uncertain economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us.  If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

Furthermore, we have a significant number of customers in the retail industry, which has recently experienced intense competition and structural changes.  A significant downturn or the intensification of competition in this industry may cause organizations to reduce their capital expenditures in general or specifically reduce their spending on information technology.  In addition, customers in this industry may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts.  Customers with excess information technology resources may choose to develop in-house software solutions rather than obtain those solutions from us.  In recent years, consumers have increasingly migrated toward large e-commerce platforms and other online applications.  As a result, the retail industry has experienced consolidation and other ownership changes.  In the future, retailers may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of competitors within the retail industry, reducing the number of potential customers for our offerings.  Moreover, our competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.  We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or competitive and structural changes in the retail industry.  If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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

Further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organisation for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, make substantial changes to numerous long-standing tax positions and principles. These changes, many of which have been adopted or are under active consideration by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In addition, in the United States, proposals for broad reform of the existing corporate tax system are under evaluation by various legislative and administrative bodies and by the Trump administration, but the likelihood of enactment of any such proposals (whether in their current forms or with modifications) is unclear, and it is not possible to accurately determine their overall impact on our effective tax rate at this time.

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

Our products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics market is highly competitive and subject to rapidly changing technology paradigms.  Within the analytics space, we compete with many different types of vendors, including (i) large software vendors, such as IBM® (Cognos®), SAP® (BO), Microsoft® (Power BI™), and Oracle® (OBIEE), that provide one or more products that directly compete with our products, (ii) open source analytics vendors, such as OpenText™ Analytics and Hitachi (Pentaho®), (iii) various other analytics software providers, such as Qlik™, Tableau Software®, TIBCO®, Information Builders®, and the SAS® Institute, (iv) other vendors offering cloud-based offerings, such as GoodData and Birst, and (v) companies with EIoT technologies or technologies categorized as user authentication products that are primarily focused on traditional forms of identity verification such as smart cards, tokens, and password managers.  Our future success depends on the effectiveness with which we can differentiate and compete with these vendors and other potential competitors across analytics implementation projects of varying sizes.  Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our revenue from both existing and prospective customers.

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

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facilities or other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, and Poland.  In addition, we serve our customers, and manage certain critical internal processes, using third-party data center hosting facilities located in the United States and England and other third-party services, including Amazon Web Services and other cloud services.  We could experience a disruption or failure of our systems, or the third-party hosting facilities or other services that we use. Such disruptions or failures could include a natural disaster, fire, cyber-attack, act of terrorism, geopolitical conflict, or other catastrophic event, as well as power outages or telecommunications infrastructure outages, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, original equipment manufacturers, and technology partners to license and support our products.  For the six months ended June 30, 2017, transactions by channel partners for which we recognized revenues accounted for 24.5% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $209.7 million as of June 30, 2017.  We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $75.9 million, resulting in net current and non-current deferred revenue and advance payments of $133.8 million as of June 30, 2017.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 38.4% and 40.0% of our total revenues for the three months ended June 30, 2017 and 2016, respectively, and 38.7% and 39.7% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.  Our international operations require significant management attention and financial resources.

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

We may face heightened risks in connection with our international operations as a result of the impending withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”  The future effects of Brexit are uncertain and will depend on any agreements the United Kingdom makes to retain access to E.U. markets either during a transitional period or more permanently.  Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and significantly disrupt trade between the United Kingdom and the European Union. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including tax laws and regulations, as the United Kingdom determines which E.U. laws to replace or replicate. Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results and cash flows.

Various corporate tax reform bills and other proposals have been or are currently under consideration by Congress and the Trump administration.  These proposals include, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts, the modification or elimination of certain corporate tax incentives, changes to the existing regime for taxing overseas earnings (including changes to the current regime for repatriating such earnings, the adoption of a minimum tax on adjusted unrepatriated foreign earnings, and a cash flow tax with border adjustments that could treat imports less favorably than exports), and measures to prevent base erosion and profit shifting.  It is not clear whether, or to what extent, these proposals may be enacted.  Although the overall impact that such proposals may have on our future effective tax rate is unclear at this time, significant changes to the U.S. taxation of our international income could have a material adverse effect on our operating results.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the six months ended June 30, 2017 and 2016, our top three product licenses transactions with recognized revenue totaled $3.6 million and $4.3 million, respectively, or 9.0% and 9.3% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transaction.  These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

Various federal, state, and foreign legislative, regulatory, or other governmental bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business.  For example, in October 2015, the Court of Justice of the European Union issued a ruling that declared the U.S.-EU Safe Harbor Framework invalid.  Following this ruling, U.S. and European authorities agreed to, and in July 2016 the European Commission formally adopted, a new mechanism for lawfully transferring personal data from the European Union to the United States, referred to as the “Privacy Shield.”  In addition, in April 2016, the European Parliament and the Council of the European Union formally adopted a comprehensive general data protection regulation, which will take effect in May 2018.  Complying with these and other changing requirements could cause us or our customers to incur substantial costs, require us to change our business practices, require us to take on more onerous obligations in our contracts, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results.  In addition, the Privacy Shield, as well as other mechanisms for lawfully transferring personal data from the European Union to the United States and certain other countries, is being challenged in European courts, which could lead to uncertainty about the legality of such transfers, or burdensome or inconsistent legal requirements.  The Privacy Shield is also subject to annual review by the European Commission and the U.S. Department of Commerce beginning in September 2017, which could result in modifications to the Privacy Shield or its enforcement, or even its invalidation.  In addition, we may be subject to a cybersecurity law that went into effect in China on June 1, 2017 that has uncertain but broad application and imposes a number of new privacy and data security obligations.  New laws or regulations restricting or limiting the collection or use of mobile data could also reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of July 18, 2017, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.4% of the total voting power.  As of July 18, 2017, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.6% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our share repurchase plan.

Item 5. Other Information

On July 27, 2017, we issued a press release announcing the Company’s financial results for the quarter ended June 30, 2017. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

Date: July 27, 2017

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

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated July 27, 2017, regarding the Company’s financial results for the quarter ended June 30, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.