Form 10-Q
period 2017-09-30
MICROSTRATEGY INC
filed 2017-10-26
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 16, 2017 was 9,411,810 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2016, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	1

	Consolidated Statements of Operations for the Three Months Ended September 30, 2017 and 2016	2

	Consolidated Statements of Operations for the Nine Months Ended September 30, 2017 and 2016	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5.	Other Information	47

Item 6.	Exhibits	47

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$386,855	$401,975
Restricted cash	764	737
Short-term investments	259,249	187,408
Accounts receivable, net	66,337	83,319
Prepaid expenses and other current assets	17,649	11,548
Total current assets	730,854	684,987
Property and equipment, net	53,712	57,436
Capitalized software development costs, net	3,999	8,497
Deposits and other assets	7,099	5,695
Deferred tax assets, net	17,988	11,704
Total assets	$813,652	$768,319
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$25,368	$36,628
Accrued compensation and employee benefits	36,039	43,323
Deferred revenue and advance payments, net	115,420	105,535
Total current liabilities	176,827	185,486
Deferred revenue and advance payments, net	9,767	13,915
Other long-term liabilities	14,560	16,447
Deferred tax liabilities	159	294
Total liabilities	201,313	216,142
Commitments and Contingencies
Stockholders' Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,817 shares issued and 9,412 shares outstanding, and 15,805 shares issued and 9,400 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	556,209	543,974
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(6,683)	(10,743)
Retained earnings	537,979	494,112
Total stockholders' equity	612,339	552,177
Total liabilities and stockholders' equity	$813,652	$768,319

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2016
	(unaudited)	(unaudited)
Revenues:
Product licenses	$21,553	$29,632
Subscription services	7,725	7,639
Total product licenses and subscription services	29,278	37,271
Product support	72,886	72,460
Other services	23,048	20,165
Total revenues	125,212	129,896
Cost of revenues:
Product licenses	1,763	2,370
Subscription services	3,592	3,219
Total product licenses and subscription services	5,355	5,589
Product support	4,218	3,959
Other services	14,816	13,387
Total cost of revenues	24,389	22,935
Gross profit	100,823	106,961
Operating expenses:
Sales and marketing	41,806	39,169
Research and development	19,360	18,069
General and administrative	19,082	19,703
Restructuring costs	0	12
Total operating expenses	80,248	76,953
Income from operations	20,575	30,008
Interest income, net	1,449	507
Other expense, net	(1,903)	(473)
Income before income taxes	20,121	30,042
Provision for income taxes	2,197	3,414
Net income	17,924	26,628
Basic earnings per share (1)	$1.57	$2.33
Weighted average shares outstanding used in computing basic earnings per share	11,447	11,431
Diluted earnings per share (1)	$1.56	$2.31
Weighted average shares outstanding used in computing diluted earnings per share	11,499	11,521

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)	(unaudited)
Revenues:
Product licenses	$61,683	$75,490
Subscription services	23,843	22,775
Total product licenses and subscription services	85,526	98,265
Product support	214,142	212,408
Other services	66,730	61,380
Total revenues	366,398	372,053
Cost of revenues:
Product licenses	5,182	6,828
Subscription services	10,031	9,667
Total product licenses and subscription services	15,213	16,495
Product support	13,094	10,919
Other services	43,589	42,445
Total cost of revenues	71,896	69,859
Gross profit	294,502	302,194
Operating expenses:
Sales and marketing	122,635	113,448
Research and development	57,347	54,804
General and administrative	58,921	63,014
Restructuring costs	0	45
Total operating expenses	238,903	231,311
Income from operations	55,599	70,883
Interest income, net	3,449	1,449
Other expense, net	(6,377)	(386)
Income before income taxes	52,671	71,946
Provision for income taxes	8,804	12,162
Net income	43,867	59,784
Basic earnings per share (1)	$3.83	$5.23
Weighted average shares outstanding used in computing basic earnings per share	11,443	11,422
Diluted earnings per share (1)	$3.79	$5.20
Weighted average shares outstanding used in computing diluted earnings per share	11,567	11,503

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	September 30,
	2017	2016
	(unaudited)	(unaudited)
Net income	$17,924	$26,628
Other comprehensive income, net of applicable taxes:
Foreign currency translation adjustment	1,060	269
Unrealized gain on short-term investments	0	10
Total other comprehensive income	1,060	279
Comprehensive income	$18,984	$26,907

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)	(unaudited)
Net income	$43,867	$59,784
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	4,090	(567)
Unrealized (loss) gain on short-term investments	(30)	16
Total other comprehensive income (loss)	4,060	(551)
Comprehensive income	$47,927	$59,233

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net income	$43,867	$59,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,838	13,089
Bad debt expense	1,726	1,219
Deferred taxes	(6,214)	(4,439)
Release of liabilities for unrecognized tax benefits	0	(394)
Share-based compensation expense	10,557	8,424
Excess tax benefits from share-based compensation arrangements	0	(1,208)
Changes in operating assets and liabilities:
Accounts receivable	18,804	8,983
Prepaid expenses and other current assets	(3,954)	(657)
Deposits and other assets	(1,280)	(3,905)
Accounts payable and accrued expenses	(14,468)	(4,668)
Accrued compensation and employee benefits	(8,845)	717
Accrued restructuring costs	0	(56)
Deferred revenue and advance payments, net	1,156	19,435
Other long-term liabilities	(1,904)	(2,288)
Net cash provided by operating activities	49,283	94,036
Investing activities:
Proceeds from redemption of short-term investments	340,920	273,520
Purchases of property and equipment	(2,282)	(1,560)
Purchases of short-term investments	(411,666)	(292,948)
Net cash used in investing activities	(73,028)	(20,988)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,677	1,157
Payment of taxes relating to net exercise of employee stock options	0	(3,739)
Excess tax benefits from share-based compensation arrangements	0	1,208
Payments on capital lease obligations and other financing arrangements	(17)	(166)
Net cash provided by (used in) financing activities	1,660	(1,540)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	6,992	1,654
Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,093)	73,162
Cash, cash equivalents and restricted cash, beginning of period	402,712	292,959
Cash, cash equivalents and restricted cash, end of period	$387,619	$366,121

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance.  The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018.  The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”).  The Company plans to adopt this guidance on January 1, 2018 and expects adoption using the full retrospective method, which is dependent on system readiness and the Company’s ability to timely compile necessary information related to prior periods.  The Company has completed several key accounting assessments related to the standard and is in the process of finalizing its remaining assessments and quantifying prior year adjustments. The Company also continues to evaluate and implement changes to related processes, systems, and internal controls.  The Company’s evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation.  Standalone selling prices under the new guidance may not be substantially different from the Company’s current methodologies of establishing VSOE of fair value on multiple element arrangements. The Company has identified certain arrangements where revenue may be recognized earlier as compared to current GAAP, in particular term licenses and sales to resellers and OEMs who purchase the Company’s products for resale. The Company expects to recognize license revenue from term licenses upon delivery of the software, rather than over the term of the arrangement.  For reseller and OEM deals, the Company expects to recognize revenue when it transfers control of the products to the reseller or OEM, less potential adjustments for returns or price protection, rather than waiting for the reseller or OEM to sell the products to an end user.  Upon adoption of the new standard, the Company also expects to begin capitalizing certain commissions payable to its sales force and subsequently amortizing these capitalized costs on a straight-line basis over a three-year period.  Further, the Company expects to no longer offset its receivable and deferred revenue balances for unpaid items included in deferred revenue and advance payments.  The Company continues to evaluate the impact of this guidance and its subsequent amendments on its consolidated financial position, results of operations, and cash flows, and any assessments made, including the adoption method, are subject to change.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

effective for interim and annual periods beginning January 1, 2019.  Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the deferral of the income tax consequences of intra-entity transfers of assets other than inventory is eliminated. Entities will be required to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur. The standard requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption using a modified retrospective approach. ASU 2016-16 is effective for interim and annual periods beginning January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, and cash flows.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at September 30, 2017 were $259.2 million, $259.2 million, and $259.2 million, respectively.  The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2016 were $187.3 million, $187.3 million, and $187.3 million, respectively.  The gross unrecognized holding gains and losses were not material for each of the three and nine months ended September 30, 2017 and 2016.  No other-than-temporary impairments related to these investments have been recognized as of September 30, 2017 and December 31, 2016.  As of September 30, 2017 and December 31, 2016, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2017	2016
Billed and billable	$136,340	$188,038
Less: unpaid deferred revenue	(65,912)	(101,538)
Accounts receivable, gross	70,428	86,500
Less: allowance for doubtful accounts	(4,091)	(3,181)
Accounts receivable, net	$66,337	$83,319

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2017	2016
Current:
Deferred product licenses revenue	$10,771	$13,023
Deferred subscription services revenue	15,583	18,303
Deferred product support revenue	141,496	162,781
Deferred other services revenue	8,743	10,015
Gross current deferred revenue and advance payments	176,593	204,122
Less: unpaid deferred revenue	(61,173)	(98,587)
Net current deferred revenue and advance payments	$115,420	$105,535

Non-current:
Deferred product licenses revenue	$7,320	$9,118
Deferred subscription services revenue	406	1,307
Deferred product support revenue	5,790	5,751
Deferred other services revenue	990	690
Gross non-current deferred revenue and advance payments	14,506	16,866
Less: unpaid deferred revenue	(4,739)	(2,951)
Net non-current deferred revenue and advance payments	$9,767	$13,915

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of September 30, 2017 or December 31, 2016.

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

At September 30, 2017 and December 31, 2016, deferred rent of $9.5 million and $12.3 million, respectively, was included in other long-term liabilities, and $3.7 million and $3.5 million, respectively, was included in current accrued expenses.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts (the “District Court”). The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server™, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support.  The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief.  In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the District Court entered summary judgment against DataTern.  In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”).  In December 2014, the Federal Circuit issued an opinion vacating the District Court’s summary judgment, stating that the claim construction on which the summary judgment was based was incorrect.  In January 2015, the case was remanded to the District Court for further proceedings.  A claim construction ruling was issued in February 2017.  In August 2017, counsel for DataTern filed a motion to withdraw from the lawsuit.  The District Court initially gave DataTern a deadline of September 18, 2017 to find replacement counsel, which was later extended to October 20, 2017.  On October 20, 2017, the District Court dismissed the case for failure to prosecute when DataTern failed to identify substitute counsel.  The Company has received indemnification requests from certain of its channel partners and customers who were sued by DataTern in the District Court in lawsuits alleging infringement of the ‘502 Patent.  The proceedings against these channel partners and customers have been stayed pending the resolution of DataTern’s lawsuit against the Company.  The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time.  Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

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

(8) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three and nine months ended September 30, 2017 and 2016, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.  As of September 30, 2017, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(9) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2013.  However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the United States, U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended 2006 and forward that were used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Germany for tax years 2016 and forward, Poland and China for tax years 2012 and forward, Spain for tax years 2014 and forward, and the United

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Kingdom for tax years 2015 and forward. To date there have been no material audit assessments related to audits in any of the applicable foreign jurisdictions.

As of September 30, 2017, the Company had unrecognized tax benefits of $4.3 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.  If recognized, $3.5 million of these unrecognized tax benefits would impact the effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of September 30, 2017, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.7 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30,	December 31,
	2017	2016
Deferred tax assets, net of deferred tax liabilities	$18,773	$12,242
Valuation allowance	(944)	(832)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$17,829	$11,410

The valuation allowance as of September 30, 2017 and December 31, 2016 related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2017 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2017.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2017, the Company recorded a provision for income taxes of $8.8 million that resulted in an effective tax rate of 16.7%, as compared to a provision for income taxes of $12.2 million that resulted in an effective tax rate of 16.9% for the nine months ended September 30, 2016. The change in the effective tax rate in 2017 is mainly due to the change in the expected proportion of U.S. versus foreign income and certain discrete tax items.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries.  Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings.  U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the United States in excess of certain limits (“Subpart F deemed dividends”).  Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the United States and no additional tax is incurred on the distribution.  As of September 30, 2017 and December 31, 2016, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $284.1 million and $279.8 million, respectively, and by the Company’s non-U.S. entities was $362.0 million and $309.6 million, respectively.  If the cash and cash equivalents and short-term investments held by the Company’s non-U.S. entities were to be repatriated to the United States, the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $322.0 million at December 31, 2016.  Although the tax impact of repatriating these earnings is difficult to determine, the Company does not expect the maximum effective tax rate applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

(10) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of September 30, 2017, the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan was 1,700,000 shares.

During the three months ended September 30, 2017 and 2016, no stock option awards were granted pursuant to the 2013 Equity Plan. As of September 30, 2017, there were options to purchase 941,633 shares of class A common stock outstanding under the 2013 Equity Plan.  As of September 30, 2017, there were 535,000 remaining shares of class A common stock authorized for future issuance under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended September 30, 2017:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of July 1, 2017	949	$146.79
Granted	0	0.00
Exercised	0	0.00	$0
Forfeited/Expired	(7)	201.25
Balance as of September 30, 2017	942	$146.36
Exercisable as of September 30, 2017	529	$135.31	$2,524	6.8
Expected to vest as of September 30, 2017	413	$160.54	906	7.8
Total	942	$146.36	$3,430	7.3

Stock options outstanding as of September 30, 2017 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2017
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$117.85 - $120.00	25	$118.55	6.6
$120.01 - $150.00	510	$121.43	6.6
$150.01 - $180.00	209	$167.41	7.4
$180.01 - $201.25	198	$191.90	8.9
Total	942	$146.36	7.3

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

An aggregate of 15,000 stock options with an aggregate fair value of $1.2 million vested during the three months ended September 30, 2017. Beginning January 1, 2017, the Company made an accounting policy election to prospectively account for forfeitures as they occur.  Therefore, share-based compensation expense has not been adjusted for any estimated forfeitures. Prior periods have not been restated.

For the three and nine months ended September 30, 2017, the Company recognized approximately $3.7 million and $10.6 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and nine months ended September 30, 2016, the Company recognized approximately $3.3 million and $8.4 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of September 30, 2017, there was approximately $20.8 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.1 years.

During the nine months ended September 30, 2016, the Company was able to recognize and utilize tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated under the 2013 Equity Plan.  Accordingly, additional paid-in capital increased by $1.2 million during the nine months ended September 30, 2016. Beginning January 1, 2017, excess tax benefits are no longer recognized as additional paid-in capital; instead, they are prospectively included within the provision for income taxes. Prior periods have not been restated.

During the nine months ended September 30, 2016, the Company wrote off $1.7 million of deferred tax assets related to certain vested stock options that were no longer exercisable. Accordingly, additional paid-in capital decreased by $1.7 million during the nine months ended September 30, 2016.  No such adjustment was made during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, the Company paid $3.7 million to tax authorities related to the net exercise of a stock option under the 2013 Equity Plan.  This payment resulted in a $3.7 million reduction to additional paid-in capital during the nine months ended September 30, 2016.  No net exercises of stock options were made during the nine months ended September 30, 2017.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. Beginning January 1, 2017, excess tax benefits are no longer included in the calculation of diluted earnings per share, on a prospective basis.  For the three and nine months ended September 30, 2017, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 412,000 and 385,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and nine months ended September 30, 2016, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 380,000 and 373,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended September 30, 2017
Total revenues	$72,439	$40,018	$12,755	$125,212
Gross profit	$57,716	$32,716	$10,391	$100,823
Three months ended September 30, 2016
Total revenues	$82,513	$34,636	$12,747	$129,896
Gross profit	$68,084	$28,183	$10,694	$106,961
Nine months ended September 30, 2017
Total revenues	$220,177	$107,761	$38,460	$366,398
Gross profit	$175,814	$86,936	$31,752	$294,502
Nine months ended September 30, 2016
Total revenues	$228,427	$106,833	$36,793	$372,053
Gross profit	$185,052	$86,131	$31,011	$302,194
As of September 30, 2017
Long-lived assets	$59,728	$3,542	$1,540	$64,810
As of December 31, 2016
Long-lived assets	$67,031	$3,256	$1,341	$71,628

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and nine months ended September 30, 2017 and 2016, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2017 and 2016, no individual customer accounted for 10% or more of total consolidated revenues.

As of September 30, 2017 and December 31, 2016, no individual foreign country accounted for 10% or more of total consolidated assets.

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

MicroStrategy 10™, our flagship platform offering, consolidates analytics and mobility in a single unified platform. The MicroStrategy 10 platform is available on Windows®, Linux and Amazon Web Services (“AWS”), and as a hosted service offering through MicroStrategy Cloud™. Our enterprise platform offers a comprehensive suite of business intelligence functionality, from data discovery to mobile analytics, data mining, Big Data analytics, enterprise reporting and powerful identity intelligence generated by digital credentials.  MicroStrategy 10 builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster.

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

MicroStrategy on AWS allows organizations to harness the power of data through our enterprise solutions via the cloud.  Compared to traditional on-premise approaches, MicroStrategy on AWS is architected to deliver best-of-breed MicroStrategy software via the cloud, with pre-configured, ready-to-go servers, coupled with the required supporting infrastructure.  With MicroStrategy on AWS, customers can launch enterprise analytics environments within minutes via a web-based provisioning tool, and use the full MicroStrategy 10 offering.  MicroStrategy on AWS deploys MicroStrategy directly into the customer’s AWS account where the customer maintains and manages the environment.

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

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Product licenses	$21,553	$29,632	$61,683	$75,490
Subscription services	7,725	7,639	23,843	22,775
Total product licenses and subscription services	29,278	37,271	85,526	98,265
Product support	72,886	72,460	214,142	212,408
Other services	23,048	20,165	66,730	61,380
Total revenues	125,212	129,896	366,398	372,053
Cost of revenues
Product licenses	1,763	2,370	5,182	6,828
Subscription services	3,592	3,219	10,031	9,667
Total product licenses and subscription services	5,355	5,589	15,213	16,495
Product support	4,218	3,959	13,094	10,919
Other services	14,816	13,387	43,589	42,445
Total cost of revenues	24,389	22,935	71,896	69,859
Gross profit	100,823	106,961	294,502	302,194
Operating expenses
Sales and marketing	41,806	39,169	122,635	113,448
Research and development	19,360	18,069	57,347	54,804
General and administrative	19,082	19,703	58,921	63,014
Restructuring costs	0	12	0	45
Total operating expenses	80,248	76,953	238,903	231,311
Income from operations	$20,575	$30,008	$55,599	$70,883

The analytics market is highly competitive and our results of operations depend on our ability to market and sell offerings that provide customers with greater value than those offered by our competitors.  Our success depends on the effectiveness with which we can differentiate our products from both large software vendors that provide products across multiple lines of business, including one or more products that directly compete with our products, and other analytics vendors across large, mid-sized, and small opportunities.  A key differentiator that we believe distinguishes our offerings is that we offer a single platform with comprehensive analytics that supports both the needs of IT and business users, by delivering easy-to-use data discovery combined with enterprise governance.

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

We have undertaken multiple initiatives to address these opportunities and challenges, including:

•

introducing Dossier™, a new way to consume analytics on MicroStrategy 10 using an interactive book of dashboards and reports that combines relevant analytics into a single place, with a new streamlined interface that goes beyond dashboards and brings key data into a format that users can understand and use to make better, actionable decisions and identify new opportunities (available on MicroStrategy Web and tablets via native apps for both iOS and Android);

•

releasing MicroStrategy on AWS, which allows customers to spin up their own instance of the full MicroStrategy platform in the cloud, and expanding support for MicroStrategy on AWS in more locations (such as London, Sydney, Frankfurt, Tokyo, Ireland, Ohio, Oregon, and Northern Virginia) and in more languages (such as English, French, Italian, Portuguese, Spanish, Dutch, Japanese, Korean, and Chinese);

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

•	offering new collaboration tools that allow more users to interact and collaborate on analytics content, which can ultimately drive adoption to more users across the enterprise;
•	delivering new out-of-the-box connectors that help analysts visualize log files and semi-structured data such as Solr, Box, One Drive, Elasticsearch and others; and
•

introducing greater flexibility to visualize and interact with multi-level or ragged hierarchy reports against MDX (Multidimensional Expressions) sources such as Essbase and MSAS, and delivering enhancements such as dynamic filtering and support for derived attributes and metrics.

As part of our efforts to take greater advantage of the opportunities in the market and grow our market share, we expect to increase our level of sales and marketing expenditures and investment in our technology products and personnel in future periods.

As of September 30, 2017, we had a total of 2,178 employees, of whom 1,079 were based in the United States and 1,099 were based internationally.  Of our 2,178 employees, 635 were engaged in sales and marketing, 539 in research and development, 701 in subscription, product support, consulting, and education services, and 303 in finance, administration, and corporate operations.  The following table summarizes employee headcount, as of the dates indicated:

	September 30,	December 31,	September 30,
	2016	2016	2017
Subscription services	49	48	50
Product support	162	171	163
Consulting	458	453	447
Education	35	39	41
Sales and marketing	571	587	635
Research and development	528	512	539
General and administrative	317	323	303
Total headcount	2,120	2,133	2,178

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales and marketing	$635	$871	$1,553	$2,374
Research and development	291	199	1,191	636
General and administrative	2,742	2,279	7,813	5,414
Total share-based compensation expense	$3,668	$3,349	$10,557	$8,424

As of September 30, 2017, we estimated that approximately $20.8 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.1 years.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reconciliation of non-GAAP income from operations:
Income from operations	$20,575	$30,008	$55,599	$70,883
Share-based compensation expense	3,668	3,349	10,557	8,424
Restructuring costs	0	12	0	45
Non-GAAP income from operations	$24,243	$33,369	$66,156	$79,352

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
International product licenses revenues	$287	$(103)	$101	$(757)
International subscription services revenues	16	(86)	(215)	(166)
International product support revenues	836	(678)	(674)	(3,293)
International other services revenues	329	(199)	(233)	(738)
Cost of product support revenues	10	(80)	(105)	(240)
Cost of other services revenues	273	(106)	64	(748)
Sales and marketing expenses	323	(178)	(410)	(1,447)
Research and development expenses	(2)	(241)	(353)	(710)
General and administrative expenses	45	(403)	(258)	(921)

For example, if there had been no change to foreign currency exchange rates from 2016 to 2017, international product licenses revenues would have been $8.9 million rather than $9.2 million and $25.8 million rather than $25.9 million for the three and nine months ended September 30, 2017, respectively.  If there had been no change to foreign currency exchange rates from 2016 to 2017, international product support revenues would have been $29.0 million rather than $29.8 million and $84.5 million rather than $83.8 million for the three and nine months ended September 30, 2017, respectively.  If there had been no change to foreign currency exchange rates from 2016 to 2017, sales and marketing expenses would have been $41.5 million rather than $41.8 million and $123.0 million rather than $122.6 million for the three and nine months ended September 30, 2017, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2017 and 2016

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$12,403	$21,981	-43.6%	$35,815	$48,148	-25.6%
International	9,150	7,651	19.6%	25,868	27,342	-5.4%
Total product licenses revenues	21,553	29,632	-27.3%	61,683	75,490	-18.3%
Subscription Services
Domestic	5,981	6,587	-9.2%	18,926	19,757	-4.2%
International	1,744	1,052	65.8%	4,917	3,018	62.9%
Total subscription services revenues	7,725	7,639	1.1%	23,843	22,775	4.7%
Total product licenses and subscription services revenues	$29,278	$37,271	-21.4%	$85,526	$98,265	-13.0%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	3	4	5	7
Between $0.5 million and $1.0 million in licenses revenue recognized	6	4	11	17
Total	9	8	16	24
Domestic:
More than $1.0 million in licenses revenue recognized	3	4	5	6
Between $0.5 million and $1.0 million in licenses revenue recognized	3	3	6	11
Total	6	7	11	17
International:
More than $1.0 million in licenses revenue recognized	0	0	0	1
Between $0.5 million and $1.0 million in licenses revenue recognized	3	1	5	6
Total	3	1	5	7

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$3,800	$7,910	-52.0%	$6,651	$12,182	-45.4%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,025	2,189	83.9%	7,161	10,288	-30.4%
Less than $0.5 million in licenses revenue recognized	13,728	19,533	-29.7%	47,871	53,020	-9.7%
Total	21,553	29,632	-27.3%	61,683	75,490	-18.3%
Domestic:
More than $1.0 million in licenses revenue recognized	3,800	7,910	-52.0%	6,651	10,788	-38.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,285	1,687	35.4%	4,246	6,642	-36.1%
Less than $0.5 million in licenses revenue recognized	6,318	12,384	-49.0%	24,918	30,718	-18.9%
Total	12,403	21,981	-43.6%	35,815	48,148	-25.6%
International:
More than $1.0 million in licenses revenue recognized	0	0	n/a	0	1,394	-100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,740	502	246.6%	2,915	3,646	-20.0%
Less than $0.5 million in licenses revenue recognized	7,410	7,149	3.7%	22,953	22,302	2.9%
Total	$9,150	$7,651	19.6%	$25,868	$27,342	-5.4%

Product licenses revenues decreased $8.1 million and $13.8 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year.  For the three months ended September 30, 2017 and 2016, product licenses transactions with more than $0.5 million in recognized revenue represented 36.3% and 34.1%, respectively, of our product licenses revenues.  For the nine months ended September 30, 2017, our top three product licenses transactions totaled $4.5 million in recognized revenue, or 7.2% of total product licenses revenues, compared to $6.6 million, or 8.7% of total product licenses revenues, for the nine months ended September 30, 2016.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $9.6 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with less than $0.5 million in recognized revenue and a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the average deal size of transactions with recognized revenue between $0.5 million and $1.0 million.

Domestic product licenses revenues decreased $12.3 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with less than $0.5 million in recognized revenue, a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue, and a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

International product licenses revenues.  International product licenses revenues increased $1.5 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

International product licenses revenues decreased $1.5 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $0.5 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.  Subscription services revenues did not materially change for the three months ended September 30, 2017, as compared to the same period in the prior year.  Subscription services revenues increased $1.1 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to new subscription services customers, and an increase in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change
Product Support Revenues:
Domestic	$43,082	$43,781	-1.6%	$130,356	$128,486	1.5%
International	29,804	28,679	3.9%	83,786	83,922	-0.2%
Total product support revenues	$72,886	$72,460	0.6%	$214,142	$212,408	0.8%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues increased $0.4 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.8 million favorable foreign currency exchange impact.  Product support revenues increased $1.7 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to new product and premium support contracts, partially offset by a $0.7 million unfavorable foreign currency exchange impact. See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the foreign currency exchange impact on our results of operations for the three and nine months ended September 30, 2017.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change
Other Services Revenues:
Consulting
Domestic	$9,550	$8,324	14.7%	$30,346	$27,154	11.8%
International	11,095	9,345	18.7%	29,136	27,143	7.3%
Total consulting revenues	20,645	17,669	16.8%	59,482	54,297	9.5%
Education	2,403	2,496	-3.7%	7,248	7,083	2.3%
Total other services revenues	$23,048	$20,165	14.3%	$66,730	$61,380	8.7%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues increased $3.0 million and $5.2 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year, primarily due to an increase in average bill rates.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues did not materially change for the three months ended September 30, 2017, as compared to the same period in the prior year. Education revenues increased $0.2 million for the nine months ended September 30, 2017, as compared to the same periods in the prior year, primarily due to an increase in overall contract values.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,763	$2,370	-25.6%	$5,182	$6,828	-24.1%
Subscription services	3,592	3,219	11.6%	10,031	9,667	3.8%
Total product licenses and subscription services	5,355	5,589	-4.2%	15,213	16,495	-7.8%
Product support	4,218	3,959	6.5%	13,094	10,919	19.9%
Other services:
Consulting	13,295	11,909	11.6%	38,579	38,309	0.7%
Education	1,521	1,478	2.9%	5,010	4,136	21.1%
Total other services	14,816	13,387	10.7%	43,589	42,445	2.7%
Total cost of revenues	$24,389	$22,935	6.3%	$71,896	$69,859	2.9%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased $0.6 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.4, which became fully amortized in September 2016, and a $0.2 million decrease in referral fees related to channel partners. Cost of product licenses revenues decreased $1.6 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $1.4 million decrease in amortization of capitalized software development costs related to MicroStrategy 9.4, which became fully amortized in September 2016, and a $0.3 million decrease in referral fees related to channel partners.  We expect to amortize the remaining balance of MicroStrategy 10 related capitalized software development costs as of September 30, 2017 ratably over the remaining amortization period as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of September 30, 2017	Amortization Period
	(in thousands)	(in months)
MicroStrategy 10	3,999	8
Total capitalized software development costs, net	$3,999

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues increased $0.4 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.6 million increase in third-party hosting service provider fees.  Subscription services headcount increased 2.0% to 50 at September 30, 2017 from 49 at September 30, 2016.

Cost of subscription services revenues increased $0.4 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.9 million increase in third-party hosting service provider fees, partially offset by a $0.5 million decrease in compensation and related costs.

Cost of product support revenues.  Cost of product support revenues consists of product support personnel and related overhead costs.  Cost of product support revenues increased $0.3 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.2 million increase in compensation and related costs due to an increase in staffing levels.  Product support headcount increased 0.6% to 163 at September 30, 2017 from 162 at September 30, 2016.

Cost of product support revenues increased $2.2 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $2.2 million increase in compensation and related costs due to an increase in average staffing levels, and a $0.2 million increase in facility and other related support costs, partially offset by a $0.3 million decrease in subcontractor costs.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues increased $1.4 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $1.0 million increase in compensation and related costs and a $0.5 million increase in travel and entertainment expenditures, partially offset by a $0.3 million decrease in subcontractor costs. Consulting headcount decreased 2.4% to 447 at September 30, 2017 from 458 at September 30, 2016.

Cost of consulting revenues increased $0.3 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.8 million increase in compensation and related costs and a $0.7 million increase in travel and entertainment expenditures, partially offset by a $1.3 million decrease in subcontractor costs.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues did not materially change for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.2 million increase in compensation and related costs due to an increase in staffing levels, being substantially offset by a $0.2 million decrease in subcontractor costs.  Education headcount increased 17.1% to 41 at September 30, 2017 from 35 at September 30, 2016.

Cost of education revenues increased $0.9 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.6 million increase in compensation and related costs due to an increase in staffing levels, and a $0.2 million increase in dues and subscriptions.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change
Sales and marketing expenses	$41,806	$39,169	6.7%	$122,635	$113,448	8.1%

Sales and marketing expenses increased $2.6 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $2.0 million increase in marketing and advertising costs, a $0.7 million increase in compensation and related costs due to an increase in staffing levels, and a $0.6 million increase in travel and entertainment expenditures, partially offset by a $0.3 million decrease in recruiting costs, a $0.2 million net decrease in share-based compensation expense related primarily to the departure of an executive employee in the first quarter of 2017, and a $0.2 million decrease in facility and other related support costs. Sales and marketing headcount increased 11.2% to 635 at September 30, 2017 from 571 at September 30, 2016. We expect to increase our sales and marketing expenses in future periods as described in the “Overview” section above.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as sales and marketing expense, will continue to be a recurring expense.  As of September 30, 2017, we estimate that approximately $4.1 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 2.0 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Sales and marketing expenses increased $9.2 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $4.5 million increase in compensation and related costs due to an increase in staffing levels, a $3.5 million increase in marketing and advertising costs, a $1.8 million increase in travel and entertainment expenditures, and a $0.2 million increase in facility and other related support costs, partially offset by a $0.8 million net decrease in share-based compensation expense related primarily to the departure of an executive employee in the first quarter of 2017, and a $0.2 million decrease in consulting and advisory costs.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change
General and administrative expenses	$19,082	$19,703	-3.2%	$58,921	$63,014	-6.5%

General and administrative expenses decreased $0.6 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.6 million decrease in severance costs associated with the streamlining of our finance organization, a $0.3 million decrease in legal, consulting and other advisory costs, and a $0.2 million decrease in bad debt expense, partially offset by a $0.5 million net increase in share-based compensation expense. The $0.5 million net increase in share-based compensation expense is primarily due to the grant of stock options under the 2013 Equity Plan and the inclusion, in the share-based compensation expense in the third quarter of 2016, of a reversal of $0.2 million of previously recorded share-based compensation expense due to pre-vesting forfeitures of certain stock options.  General and administrative headcount decreased 4.4% to 303 at September 30, 2017 from 317 at September 30, 2016.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense.  As of September 30, 2017, we estimate that approximately $12.8 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.0 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

General and administrative expenses decreased $4.1 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $3.4 million accrual taken in the first quarter of 2016, which was subsequently reversed, for potential future payments in connection with the departure of two executives during an executive management reorganization in January 2016, a $1.6 million decrease in severance costs associated with the streamlining of our finance organization, a $1.4 million decrease in legal, consulting and other advisory costs, a $0.6 million decrease in compensation and related costs due to a decrease in staffing levels, and a $0.3 million decrease in facility and other related support costs, partially offset by a $2.4 million net increase in share-based compensation expense, a $0.6 million increase in other aircraft-related operating costs, and a $0.2 million increase in bad debt expense.  The $2.4 million net increase in share-based compensation expense is primarily due to the inclusion, in the share-based compensation expense in the first quarter of 2016, of a reversal of $1.6 million of previously recorded share-based compensation expense due to pre-vesting forfeitures of certain stock options of two executives who departed during the 2016 executive management reorganization, and the grant of stock options under the 2013 Equity Plan.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change
Research and development expenses	$19,360	$18,069	7.1%	$57,347	$54,804	4.6%
Amortization of capitalized software development costs included in cost of product licenses revenues	$1,499	$1,952	-23.2%	$4,498	$5,858	-23.2%

Research and development expenses increased $1.3 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.7 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in facility and other related support costs, and a $0.2 million increase in consulting and advisory costs. Research and development headcount increased 2.1% to 539 at September 30, 2017 from 528 at September 30, 2016.  We expect to increase our investment in our technology products and personnel in future periods as described in the “Overview” section above.  We have significantly accelerated the pace of our software development efforts and increased the frequency of our software releases subsequent to the release of MicroStrategy 10, which has resulted in our software development costs in recent periods being expensed as incurred.  We do not expect to capitalize material software development costs in the near term.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense.  As of September 30, 2017, we estimate that approximately $3.9 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 2.5 years.  See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses increased $2.5 million for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a $0.7 million increase in facility and other related support costs, a $0.7 million increase in compensation and related costs due to an increase in staffing levels, a $0.6 million net increase in share-based compensation expense, a $0.5 million increase in consulting and advisory costs, and a $0.2 million increase in travel and entertainment expenditures, partially offset by a $0.3 million decrease in recruiting costs. The $0.6 million net increase in share-based compensation expense is primarily due to the inclusion, in the share-based compensation expense in the first quarter of 2016, of a reversal of $0.4 million of previously recorded share-based compensation expense due to pre-vesting forfeitures of certain stock options, and the grant of stock options under the 2013 Equity Plan.

Other Expense, Net

Other expense, net is comprised primarily of foreign currency transaction gains and losses.  For the three and nine months ended September 30, 2017, other expense, net, of $1.9 million and $6.4 million, respectively, were comprised primarily of foreign currency transaction net losses arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

For the three and nine months ended September 30, 2016, other expense, net, of $0.5 million and $0.4 million, respectively, were comprised primarily of foreign currency transaction net losses arising mainly from the revaluation of outstanding balances denominated in the British Pound, which had declined in value as compared to the U.S. dollar and other currencies.

Provision for Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2017 and applied that rate to the income before income taxes in determining the provision for income taxes for the nine months ended September 30, 2017.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2017, we recorded a provision for income taxes of $8.8 million that resulted in an effective tax rate of 16.7%, as compared to a provision for income taxes of $12.2 million that resulted in an effective tax rate of 16.9% for the nine months ended September 30, 2016.  The change in the effective tax rate in 2017 is mainly due to the change in the expected proportion of U.S. versus foreign income and certain discrete tax benefits.

As of September 30, 2017, we had no U.S. federal NOL carryforwards and estimated that we had $6.1 million of foreign NOL carryforwards.  As of September 30, 2017, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $17.8 million.  As of September 30, 2017, we had a valuation allowance of $0.9 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2017	2016	2016
Current:
Deferred product licenses revenue	$10,771	$13,023	$11,401
Deferred subscription services revenue	15,583	18,303	12,820
Deferred product support revenue	141,496	162,781	140,593
Deferred other services revenue	8,743	10,015	9,226
Gross current deferred revenue and advance payments	176,593	204,122	174,040
Less: unpaid deferred revenue	(61,173)	(98,587)	(58,414)
Net current deferred revenue and advance payments	$115,420	$105,535	$115,626
Non-current:
Deferred product licenses revenue	$7,320	$9,118	$9,918
Deferred subscription services revenue	406	1,307	1,594
Deferred product support revenue	5,790	5,751	6,394
Deferred other services revenue	990	690	763
Gross non-current deferred revenue and advance payments	14,506	16,866	18,669
Less: unpaid deferred revenue	(4,739)	(2,951)	(3,518)
Net non-current deferred revenue and advance payments	$9,767	$13,915	$15,151
Total current and non-current:
Deferred product licenses revenue	$18,091	$22,141	$21,319
Deferred subscription services revenue	15,989	19,610	14,414
Deferred product support revenue	147,286	168,532	146,987
Deferred other services revenue	9,733	10,705	9,989
Gross current and non-current deferred revenue and advance payments	191,099	220,988	192,709
Less: unpaid deferred revenue	(65,912)	(101,538)	(61,932)
Net current and non-current deferred revenue and advance payments	$125,187	$119,450	$130,777

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $29.9 million as of September 30, 2017, as compared to December 31, 2016, primarily due to the recognition of previously deferred product support, product licenses, subscription services, and other services revenues. Total gross deferred revenue and advance payments decreased $1.6 million as of September 30, 2017, as compared to September 30, 2016, primarily due to the recognition of previously deferred product licenses and other services revenues, partially offset by an increase in deferred revenue from new subscription services and product support contracts.

We expect to recognize approximately $176.6 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of September 30, 2017 and December 31, 2016, the amount of cash and cash equivalents and short-term investments held by our U.S. entities were $284.1 million and $279.8 million, respectively, and by our non-U.S. entities were $362.0 million and $309.6 million, respectively.  We earn a significant amount of our revenues outside the United States and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities.  We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.  However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $322.0 million at December 31, 2016.  Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we do not expect the maximum effective tax rate applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended
	September 30,		%
	2017	2016	Change
Net cash provided by operating activities	$49,283	$94,036	-47.6%
Net cash used in investing activities	$(73,028)	$(20,988)	248.0%
Net cash provided by (used in) financing activities	$1,660	$(1,540)	-207.8%

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

Net cash provided by operating activities was $49.3 million and $94.0 million for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in net cash provided by operating activities during the nine months ended September 30, 2017, as compared to the same period in the prior year, was due to a $28.1 million decrease from changes in operating assets and liabilities, a $15.9 million decrease in net income, and a $0.8 million decrease from changes in non-cash items. Non-cash items generally consist of depreciation and amortization, bad debt expense, deferred taxes, share-based compensation expense, release of liabilities for unrecognized tax benefits, and, in prior periods only, excess tax benefits from share-based compensation arrangements.

Net cash used in investing activities.  The changes in net cash used in investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment.  Net cash used in investing activities was $73.0 million and $21.0 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase in net cash used in investing activities for the nine months ended September 30, 2017, as compared to the same period in the prior year, was due to a $118.7 million increase in purchases of short-term investments, and a $0.7 million increase in purchases of property and equipment, offset by a $67.4 million increase in proceeds from the redemption of short-term investments.

Net cash provided by (used in) financing activities.  The changes in net cash provided by (used in) financing activities relate to the exercise of stock options under the 2013 Equity Plan, payments on capital leases, and, in prior periods only, excess tax benefits from share-based compensation arrangements.  Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2017.  Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2016.  The increase in net cash provided by financing activities for the nine months ended September 30, 2017, as compared to the same period in the prior year, was due to a $3.7 million payment in 2016 to tax authorities for shares withheld for taxes related to the net exercise of a stock option under the 2013 Equity Plan, a $0.5 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan, and a $0.1 million decrease in payments on capital lease and other financing arrangements, offset by a $1.2 million decrease in excess tax benefits from share-based compensation arrangements.

Contractual obligations.  As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements.  We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements.  Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase.  The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of September 30, 2017:

	Payments due by period ended September 30,
	Total	2018	2019-2020	2021-2022	Thereafter
Contractual Obligations:
Operating leases	$75,601	$24,157	$38,313	$8,602	$4,529
Capital leases and other financing arrangements	1,106	1,100	6	0	0
Total	$76,707	$25,257	$38,319	$8,602	$4,529

Unrecognized tax benefits.  As of September 30, 2017, we had $4.3 million of total gross unrecognized tax benefits, including penalty and interest accrued, recorded in other long-term liabilities.  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect a significant tax payment related to these obligations during 2017.

Off-balance sheet arrangements.  As of September 30, 2017, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

In May 2014, the FASB issued ASU 2014-09, which supersedes nearly all existing revenue recognition guidance.  The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative disclosures are required about: (i) the entity’s contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018.  The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”).  We plan to adopt this guidance on January 1, 2018 and expect adoption using the full retrospective method, which is dependent on system readiness and our ability to timely compile necessary information related to prior periods.  We have completed several key accounting assessments related to the standard and are in the process of finalizing our remaining assessments and quantifying prior year adjustments. We also continue to evaluate and implement changes to related processes, systems, and internal controls.  Our evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation.  Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing VSOE of fair value on multiple element arrangements. We have identified certain arrangements where revenue may be recognized earlier, as compared to current GAAP, in particular term licenses and sales to resellers and OEMs who purchase our products for resale. We expect to recognize license revenue from term licenses upon delivery of the software, rather than over the term of the arrangement.  For reseller and OEM deals, we expect to recognize revenue when we transfer control of the products to the reseller or OEM, less potential adjustments for returns or price protection, rather than waiting for the reseller or OEM to sell the products to an end user.  Upon adoption of the new standard, we also expect to begin capitalizing certain commissions payable to our sales force and subsequently amortizing these capitalized costs on a straight-line basis over a three-year period.  Further, we expect to no longer offset our receivable and deferred revenue balances for unpaid items included in deferred revenue and advance payments.  We continue to evaluate the impact of this guidance and its subsequent amendments on our consolidated financial position, results of operations, and cash flows, and any assessments made, including the adoption method, are subject to change.

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

In October 2016, the FASB issued ASU 2016-16 to improve the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the deferral of the income tax consequences of intra-entity transfers of assets other than inventory is eliminated. Entities will be required to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur. The standard requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption using a modified retrospective approach. ASU 2016-16 is effective for interim and annual periods beginning January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of September 30, 2017, we held approximately $259.2 million of investments in U.S. Treasury securities and certificates of deposit with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 42.1% and 36.5% of our total revenues for the three months ended September 30, 2017 and 2016, respectively, and 39.9% and 38.6% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is the local currency.

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

As of September 30, 2017 and December 31, 2016, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% at each respective period end.  The exposure to an adverse change in foreign currency rates as of September 30, 2017 remained unchanged, as compared to December 31, 2016, primarily due to a weakening of the U.S. dollar and an increase of cash balances in our non-U.S. dollar based bank accounts.  If average exchange rates during the nine months ended September 30, 2017 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2017 would have decreased by 3.7%.  During the nine months ended September 30, 2017, our revenues were lower by 0.3% as a result of a 0.6% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  During the third quarter of 2016, we began implementing a plan to transform our worldwide finance and accounting organization. Previously, our finance and accounting activities relating to each of the countries where we operate were decentralized, and conducted by personnel based within each respective country. The transformation resulted in the consolidation of our worldwide finance and accounting functions into three geographically based centers of excellence. As of the end of the second quarter of 2017, we had completed this transformation. While the nature and operation of our key transaction-level controls did not materially change as a result of the transformation, the personnel executing the controls and the locations where the controls are performed have changed. Additionally, during the second quarter of 2017, we implemented a new professional service automation system to track billable time used to invoice customers, as well as process internal business travel and entertainment expenses. The implementation of this new system did not change the underlying internal controls. We believe that we have maintained appropriate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017, and that our internal control over financial reporting has not been materially affected by the finance and accounting transformation, and implementation of the new professional service automation system.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts (the “District Court”). The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support.  The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In light of a judgment in a separate action involving DataTern in another jurisdiction, in February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement and the District Court entered summary judgment against DataTern.  In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”).  In December 2014, the Federal Circuit issued an opinion vacating the District Court’s summary judgment, stating that the claim construction on which the summary judgment was based was incorrect.  In January 2015, the case was remanded to the District Court for further proceedings.  A claim construction ruling was issued in February 2017.  In August 2017, counsel for DataTern filed a motion to withdraw from the lawsuit.  The District Court initially gave DataTern a deadline of September 18, 2017 to find replacement counsel, which was later extended to October 20, 2017.  On October 20, 2017, the District Court dismissed the case for failure to prosecute when DataTern failed to identify substitute counsel.  We have received indemnification requests from certain of our channel partners and customers who were sued by DataTern in the District Court in lawsuits alleging infringement of the ‘502 Patent.  The proceedings against these channel partners and customers have been stayed pending the resolution of DataTern’s lawsuit against the Company.  The outcome of these matters is not presently determinable.

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

If any of the following risks occurs, our business, financial condition, or results of operations could be materially adversely affected.  In such case, the market price of our class A common stock could decline and you may lose all or part of your investment.

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

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. For example, if our revenues in the future are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses.

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

•	announcements by us or our competitors of acquisitions, dispositions, new offerings, significant contracts, commercial relationships, or capital commitments;
•	the emergence of new sales channels in which we are unable to compete effectively;
•	our ability to develop, market, and deliver new and enhanced offerings on a timely basis;
•	commencement of, or our involvement in, litigation;
•	any major change in our Board of Directors, management, or governing documents;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	recommendations by securities analysts or changes in earnings estimates and our ability to meet those estimates;
•	investor perception of our Company;
•	announcements by our competitors of their earnings that are not in line with analyst expectations;
•	the volume of shares of our class A common stock available for public sale;
•	sales or purchases of stock by us or by our stockholders, and issuances of awards under our stock incentive plan;
•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and
•	general economic conditions and slow or negative growth of related markets.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the nine months ended September 30, 2017; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2017, we had $18.0 million of deferred tax assets, net of a $0.9 million valuation allowance. If we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

We depend on revenue from a single suite of products and related services as well as revenue from our installed customer base

Our MicroStrategy 10 platform and related services account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the adoption or prices of, these products and related services as a result of, among other factors, any change in our pricing or packaging model, increased competition, maturation in the markets for these products, or other risks described in this Quarterly Report.

We also depend on our installed customer base for a substantial portion of our revenue. We have contracts with our license customers for ongoing support and maintenance, as well as contracts for cloud-based subscription services that provide recurring revenues to us. In addition, our installed customer base has historically generated additional new license and services revenues for us. If our existing customers cancel or fail to renew their service contracts or fail to purchase additional products or services, our revenue could decrease and our operating results could be materially adversely affected.

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

A substantial customer shift in the deployment of MicroStrategy Analytics from a perpetual software license model to our cloud services model could affect the timing of revenue recognition and materially adversely affect our operating results

We offer our analytics platform in the form of a perpetual software license and a cloud-based subscription.  The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our cloud-based subscriptions.  For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer.  For cloud-based subscriptions, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period.  As a result, if a substantial number of current or new customers shift to subscribing to our cloud services offerings instead of purchasing perpetual software licenses for MicroStrategy Analytics, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results and cash flows for the reporting periods during which such a shift occurs.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives.  For example, in recent years we have introduced a number of innovative technologies designed to enable companies to capitalize on Big Data, mobile applications, cloud-based services, security, and Internet of Things trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third-party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated.  Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, original equipment manufacturers, and technology partners to license and support our products.  For the nine months ended September 30, 2017, transactions by channel partners for which we recognized revenues accounted for 24.5% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $191.1 million as of September 30, 2017.  We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $65.9 million, resulting in net current and non-current deferred revenue and advance payments of $125.2 million as of September 30, 2017.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 42.1% and 36.5% of our total revenues for the three months ended September 30, 2017 and 2016, respectively, and 39.9% and 38.6% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively.  Our international operations require significant management attention and financial resources.

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

Various corporate tax reform bills and other proposals have been or are currently under consideration by Congress and the Trump administration.  These proposals include, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts, the modification or elimination of certain tax incentives, changes to the existing regime for taxing overseas earnings (including possible modifications to the current regime for repatriating such earnings), and measures to prevent BEPS.  It is not clear whether, or to what extent, these proposals may be enacted.  Although the overall impact that such proposals may have on our future effective tax rate is unclear at this time, significant changes to the U.S. taxation of our international income could have a material adverse effect on our operating results.

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

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles of certain of our products and services, which could reduce our revenues

To date, our customers have typically invested substantial time, money, and other resources, and involved many people in the decision to license our software products and purchase our related services.  As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while it seeks internal approval for the purchase of our products or services.  During this long sales cycle, events may occur that affect the size and/or timing of the order or even cause it to be canceled.  For example, our competitors may introduce new offerings, or the customer’s own budget and purchasing priorities may change.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the nine months ended September 30, 2017 and 2016, our top three product licenses transactions with recognized revenue totaled $4.5 million and $6.6 million, respectively, or 7.2% and 8.7% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period, or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions, and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transaction.  These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

Various federal, state, and foreign legislative, regulatory, or other governmental bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business.  For example, in October 2015, the Court of Justice of the European Union issued a ruling that declared the U.S.-EU Safe Harbor Framework invalid.  Following this ruling, U.S. and European authorities agreed to, and in July 2016 the European Commission formally adopted, a new mechanism for lawfully transferring personal data from the European Union to the United States, referred to as the “Privacy Shield.”  In addition, in April 2016, the European Parliament and the Council of the European Union formally adopted a comprehensive general data protection regulation, which will take effect in May 2018.  The new law governs data practices and privacy, and establishes new requirements regarding the handling of personal data.  Furthermore, a new ePrivacy regulation, regulating electronic communications, is also slated to take effect in the European Union in 2018.  Complying with these and other changing requirements could cause us or our customers to incur substantial costs, require us to change our business practices, require us to take on more onerous obligations in our contracts, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results.  In addition, the Privacy Shield, as well as other mechanisms for lawfully transferring personal data from the European Union to the United States and certain other countries, is being challenged in European courts, which could lead to uncertainty about the legality of such transfers, or burdensome or inconsistent legal requirements.  The Privacy Shield is also subject to annual review by the European Commission and the U.S. Department of Commerce beginning in September 2017, which could result in modifications to the Privacy Shield or its enforcement, or even its invalidation.  In addition, we may be subject to a cybersecurity law that went into effect in China on June 1, 2017 that has uncertain but broad application and imposes a number of new privacy and data security obligations.  New laws or regulations restricting or limiting the collection or use of mobile data could also reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

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

Our intellectual property is valuable, and any inability to protect it could reduce the value of our products, services, and brand

We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures, and contractual commitments to protect our intellectual property. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented, or challenged. Any of our pending or future patent applications, whether or not currently being challenged, may not be issued with the scope of the claims we seek, if at all. Moreover, amendments to and developing jurisprudence regarding U.S. patent law may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, although we generally enter into confidentiality agreements with our employees, our former employees may seek employment with our business partners, customers, or competitors, and there can be no assurance that the confidential nature of our intellectual property will be maintained. Furthermore, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of October 16, 2017, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.4% of the total voting power.  As of October 16, 2017, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.6% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our share repurchase plan.

Item 5. Other Information

On October 26, 2017, we issued a press release announcing the Company’s financial results for the quarter ended September 30, 2017. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated October 26, 2017, regarding the Company’s financial results for the quarter ended September 30, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: October 26, 2017