Form 10-Q
period 2018-03-31
MICROSTRATEGY INC
filed 2018-04-26
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 16, 2018 was 9,411,810 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Assets
Current assets:
Cash and cash equivalents	$152,155	$420,244
Restricted cash	1,025	938
Short-term investments	543,312	254,927
Accounts receivable, net	147,332	165,364
Prepaid expenses and other current assets	32,656	19,180
Total current assets	876,480	860,653
Property and equipment, net	53,414	53,359
Capitalized software development costs, net	1,000	2,499
Deposits and other assets	6,974	7,411
Deferred tax assets, net	12,041	9,297
Total assets	$949,909	$933,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$25,688	$30,711
Accrued compensation and employee benefits	34,343	41,498
Deferred revenue and advance payments	201,718	198,734
Total current liabilities	261,749	270,943
Deferred revenue and advance payments	5,668	6,400
Other long-term liabilities	68,906	50,146
Deferred tax liabilities	4	4
Total liabilities	336,327	327,493
Commitments and Contingencies
Stockholders' Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,817 shares issued and 9,412 shares outstanding, and 15,817 shares issued and 9,412 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	564,661	559,918
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(4,219)	(5,659)
Retained earnings	528,306	526,633
Total stockholders' equity	613,582	605,726
Total liabilities and stockholders' equity	$949,909	$933,219

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Revenues:
Product licenses	$17,301	$22,646
Subscription services	7,662	7,772
Total product licenses and subscription services	24,963	30,418
Product support	74,415	70,512
Other services	23,589	21,302
Total revenues	122,967	122,232
Cost of revenues:
Product licenses	2,211	1,672
Subscription services	3,249	3,039
Total product licenses and subscription services	5,460	4,711
Product support	4,796	4,334
Other services	14,929	14,087
Total cost of revenues	25,185	23,132
Gross profit	97,782	99,100
Operating expenses:
Sales and marketing	51,335	39,582
Research and development	23,560	18,426
General and administrative	22,172	20,257
Total operating expenses	97,067	78,265
Income from operations	715	20,835
Interest income, net	2,034	837
Other expense, net	(1,594)	(1,856)
Income before income taxes	1,155	19,816
(Benefit from) provision for income taxes	(518)	4,259
Net income	1,673	15,557
Basic earnings per share (1)	$0.15	$1.36
Weighted average shares outstanding used in computing basic earnings per share	11,447	11,439
Diluted earnings per share (1)	$0.15	$1.34
Weighted average shares outstanding used in computing diluted earnings per share	11,488	11,593

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Net income	$1,673	$15,557
Other comprehensive income, net of applicable taxes:
Foreign currency translation adjustment	1,440	1,048
Unrealized loss on short-term investments	0	(30)
Total other comprehensive income	1,440	1,018
Comprehensive income	$3,113	$16,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Operating activities:
Net income	$1,673	$15,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,298	4,491
Bad debt expense	165	1,044
Deferred taxes	(2,662)	(968)
Share-based compensation expense	4,743	3,115
Changes in operating assets and liabilities:
Accounts receivable	422	9,584
Prepaid expenses and other current assets	(3,783)	(270)
Deposits and other assets	228	98
Accounts payable and accrued expenses	(6,016)	(16,295)
Accrued compensation and employee benefits	(8,085)	(11,296)
Deferred revenue and advance payments	19,570	22,294
Other long-term liabilities	9,164	(833)
Net cash provided by operating activities	18,717	26,521
Investing activities:
Proceeds from redemption of short-term investments	195,820	91,140
Purchases of property and equipment	(1,294)	(820)
Purchases of short-term investments	(483,440)	(163,421)
Net cash used in investing activities	(288,914)	(73,101)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	0	1,095
Payments on capital lease obligations and other financing arrangements	(7)	(6)
Net cash (used in) provided by financing activities	(7)	1,089
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,202	2,306
Net decrease in cash, cash equivalents, and restricted cash	(268,002)	(43,185)
Cash, cash equivalents and restricted cash, beginning of period	421,182	402,712
Cash, cash equivalents and restricted cash, end of period	$153,180	$359,527

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying Consolidated Financial Statements of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair statement of financial position and results of operations have been included.  All such adjustments are of a normal recurring nature, unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

Certain amounts in the prior year’s Consolidated Financial Statements have been restated upon the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its subsequent amendments (“ASU 2014-09”), as discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no significant changes in the Company’s accounting policies since December 31, 2017, except as discussed below with respect to the Company’s adoption of ASU 2014-09.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

The Company adopted ASU 2014-09 effective as of January 1, 2018 and has adjusted its prior period consolidated financial statements to reflect full retrospective adoption.  Refer to Note 2, Recent Accounting Standards, to the Consolidated Financial Statements for a summary of the significant changes in accounting principles and the impact to the Company’s previously reported consolidated financial statements.

Under ASU 2014-09, the Company recognizes revenue using a five-step model:

(i)	Identifying the contract(s) with a customer,
(ii)	Identifying the performance obligation,
(iii)	Determining the transaction price,
(iv)	Allocating the transaction price to the performance obligations in the contract, and
(v)	Recognizing revenue when, or as, the Company satisfies a performance obligation.

The Company has elected to exclude taxes assessed by government authorities in determining the transaction price, and therefore revenue is recognized net of taxes collected from customers.

Performance Obligations and Timing of Revenue Recognition

The Company primarily sells goods and services that fall into the categories discussed below. Each category contains one or more performance obligations that are either (i) capable of being distinct (i.e., the customer can benefit from the good or service on its own or together with readily available resources, including those purchased separately from the Company) and distinct within the context of the contract (i.e., separately identifiable from other promises in the contract), or (ii) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer.  Aside from the Company’s term and perpetual software licenses, which are delivered at a point in time, the majority of the Company’s other services are delivered over time.

Product Licenses

The Company sells different types of on-premise business intelligence software, licensed on a term or perpetual basis.  Although license arrangements are sold with product support, the software is fully functional at the outset of the arrangement and is considered a distinct performance obligation.  Revenue from product license sales is recognized when control of the software license has

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

transferred to the customer, which is the later of delivery or commencement of the license term.  The Company may also sell through resellers and original equipment manufacturers (“OEMs”) who purchase the Company’s products for resale.  In reseller arrangements, revenue is recognized when control of the product is transferred to the end user.  In OEM arrangements, revenue is recognized upon delivery to the OEM.

Subscription Services

The Company also sells access to its software through a subscription-based cloud offering, wherein customers access the software through a third-party hosting service. Control of the software itself does not transfer to the customer under this arrangement and is not considered a separate performance obligation.  Subscription services are regularly sold on a standalone basis with telephone support only.  Revenue related to this subscription service is recognized on a straight-line basis over the contract period, which is the period over which the customer has continuous access to the software.

Product Support

In all license arrangements, customers are required to purchase a standard product support package and may also purchase a premium product support package for a fixed annual fee.  All product support packages include both technical support and when-and-if-available software upgrades, which are treated as a single performance obligation as they are considered a series of distinct services that are substantially the same and have the same duration and measure of progress.  Revenue from product support is recognized on a straight-line basis over the contract period, which is the period over which the customer has continuous access to product support.

Consulting Services

The Company sells consulting services to help customers plan and execute deployment of the Company’s software.  Customers are not required to use consulting services to fully benefit from the software license.  Consulting services are regularly sold on a standalone basis and either (i) prepaid upfront or (ii) sold on a time and materials basis.  Consulting arrangements are each considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer’s ability to use the other consulting offerings or other products and services.  Revenue under consulting arrangements is recognized over time as services are delivered.  For time and materials-based consulting arrangements, the Company has elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of the Company’s service to date.

Education Services

The Company sells various education and training services to its customers. Education services are sold on a standalone basis under three different arrangements: (i) prepaid bulk training units that may be redeemed on training courses based on standard redemption rates, (ii) an annual subscription to unlimited training courses, and (iii) individual courses purchased a la carte.  Education arrangements are each considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, or affect the customer’s ability to use the other education offerings or other products and services. Revenue on prepaid bulk training units and individual course purchases are recognized when the courses are delivered. Revenue on the annual subscription is recognized on a straight-line basis over the contract period, which is the period over which the customer has continuous access to unlimited training courses.

Refer to Note 10, Segment Information, to the Consolidated Financial Statements for information regarding total revenues by geographic region.

Significant Judgments and Estimates

The adoption of ASU 2014-09 requires the Company to make significant judgments to determine the transaction price of a contract and subsequently allocate the transaction price based on an estimated standalone selling price (“SSP”). The Company is also required to make significant judgements with respect to capitalizing incremental costs to obtain a customer contract and determining the subsequent amortization period. These significant judgments and estimates are discussed further below.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal will not occur.  The amount of variable consideration excluded from the transaction price was not material for the three months ended March 31, 2018 and 2017. The Company’s estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to its transaction prices, but such true-up adjustments are not expected to be material.  The Company has the following sources of variable consideration:

(i)

Performance penalties – Subscription services and product support arrangements generally contain performance response time guarantees. For subscription services arrangements, the Company estimates variable consideration using a portfolio approach because performance penalties are tied to standard up-time requirements.  For product support arrangements, the Company estimates variable consideration on a contract basis because such arrangements are customer-specific.  For both subscription services and product support arrangements, the Company uses an expected value approach to estimate variable consideration based on historical business practices and current and future performance expectations to determine the likelihood of incurring penalties.

(ii)

Extended payment terms – The Company’s standard payment terms are generally within 180 days of invoicing. If extended payment terms are granted to customers, those terms generally do not exceed one year. For contracts with extended payment terms, the Company estimates variable consideration on a contract basis because such estimates are customer-specific, and uses an expected value approach to analyze historical business experience on a customer-by-customer basis to determine the likelihood that extended payment terms lead to an implied price concession.

(iii)

Sales and usage-based royalties – Certain product license arrangements include sales or usage-based royalties, covering both the software license and product support.  In these arrangements, the Company uses an expected value approach to estimate and recognize revenue for royalty sales each period, utilizing historical data on a contract-by-contract basis.  True-up adjustments are recorded in subsequent periods when royalty reporting is received from the OEM partners.

The Company provides a standard software assurance warranty to repair, replace, or refund software that does not perform in accordance with documentation. The standard software assurance warranty period is generally less than one year.  Assurance warranty refunds were not material for the three months ended March 31, 2018 and 2017.

The Company does not adjust the transaction price for significant financing components where the time period between cash payment and performance is one year or less.  However, there are circumstances where the timing between cash payment and performance may exceed one year.  These circumstances generally involve prepaid multi-year product support and subscription services arrangements where the customer determines when the service is utilized (e.g., when to request on-call support services or when to use and access the software on the cloud).  In these circumstances, the Company has determined no significant financing component exists because the customer controls when to utilize the service and because there are significant business purposes behind the timing difference between payment and performance (e.g., maximizing profit in the case of product support services and ensuring collectability in the case of subscription services).

Allocating the Transaction Price Based on Standalone Selling Prices

The Company allocates the transaction price to each performance obligation in a contract based on its relative SSP.  The SSP is the price at which the Company sells the product or service on a standalone basis at contract inception.  In circumstances where SSP is not directly observable, the Company estimates SSP using the following methodologies:

(i)

Product licenses – Product licenses are not sold on a standalone basis and pricing is highly variable.  The Company establishes SSP of product licenses using a residual approach after first establishing the SSP of standard product support.  Standard product support is sold on a standalone basis within a narrow range of the net license fee, and because an economic relationship exists between product licenses and standard product support, the Company has concluded that the residual method to estimate SSP of product licenses sold on both a perpetual and term basis is a fair allocation of the transaction price.

(ii)

Subscription services – Given the highly variable selling price of subscription services, the Company establishes the SSP of its subscription services arrangements using a similar residual approach after first establishing the SSP of consulting and education services. The Company has concluded that the residual method to estimate SSP of its subscription services is a fair allocation of the transaction price.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(iii)

Standard product support – The Company establishes SSP of standard product support as a percentage of the stated net license fee, given such pricing is consistent with its normal pricing practices and there exists sufficient history of customers renewing at similar percentages.  Each quarter, the Company tracks renewal rates negotiated when standard product support is initially sold with a perpetual license in order to determine the SSP of standard product support within each geographic region for the upcoming quarter. If the stated standard product support fee falls within the SSP range, the specific rate in the contract will be used to estimate SSP. If the stated fee is above or below SSP, the highest or lowest end of the range, respectively, will generally be used to estimate SSP of standard product support.

(iv)

Premium product support, consulting services, and education services –SSP of premium product support, consulting services, and education services is established by using a bell-shaped curve approach to define a narrow range within each geographic region in which the services are discounted off of the list price on a standalone basis.

The Company often provides options to purchase future products or services at a discount. The Company analyzes the option price against the SSP of the previously established goods or services to determine if the options represent material rights that should be accounted for as separate performance obligations.  In general, options sold at or above SSP are not considered separate performance obligations because the customer could have received that right without entering into the contract.  If a material right exists, revenue associated with the option is recognized when the future goods or services are transferred, or when the option expires. During the three months ended March 31, 2018 and 2017, rights arising from future purchase options have not been material.

Incremental Costs to Obtain Customer Contracts

Incremental costs incurred to obtain contracts with customers include certain variable compensation (e.g., commissions and bonuses) paid to the Company’s sales team.  Although the Company may bundle its goods and services into one contract, commissions are individually determined on each distinct good or service in the contract.  The Company expenses as incurred those amounts earned on consulting and education services, which are generally performed within a one-year period and primarily sold on a standalone basis. The Company also expenses as incurred those amounts earned on product license sales, since the amount is earned when the license is delivered. The Company capitalizes those amounts earned on product support and amortizes the costs over a period of time that is consistent with the pattern of transfer of the product support to the customer, which the Company has determined to be a period of three years. Although the Company typically sells product support for a period of one year, a majority of customers renew their product support arrangements.  Three years is generally the period after which platforms are no longer supported by the Company's support team and when customers generally choose to upgrade their software platform.  The Company does not pay variable compensation on product support renewals.  Variable compensation earned on subscription cloud services are expensed as incurred due to their immaterial nature. As of March 31, 2018 and December 31, 2017, capitalized costs to obtain customer contracts, net of accumulated amortization, were $4.3 million and $4.5 million, respectively, and are presented within “Deposits and other assets” in the Consolidated Balance Sheets.  During the three months ended March 31, 2018 and 2017, amortization expense related to these capitalized costs were $0.7 million and $0.7 million, respectively.

(2) Recent Accounting Standards

Revenue from contracts with customers

The Company adopted ASU 2014-09 effective as of January 1, 2018 and adjusted prior period consolidated financial statements to reflect full retrospective adoption.  In adopting ASU 2014-09, the Company has made the following significant changes in accounting principles:

(i)

Timing of revenue recognition for term license sales. Under ASU 2014-09, the Company now recognizes product licenses revenue from term licenses upon delivery of the software.  Previously, this revenue was recognized over the term of the arrangement.

(ii)

Timing of revenue recognition for sales to channel partners.  Under ASU 2014-09, the Company now recognizes revenue from sales made to OEMs when control of the products transfers to the OEM, less adjustments for returns or price protection.  Previously, this revenue was not recognized until the product was sold by the OEM to the end user. Revenue from sales made to resellers continues to be recognized when control of the product has transferred to the end user.

(iii)

Allocating the transaction price to the performance obligations in the contract.  Under ASU 2014-09, the Company will allocate the transaction price to the various performance obligations in the contract based on their relative SSP.  Except for SSP of product support, the Company’s methodologies for estimating SSP of its various performance obligations are generally consistent with the Company’s previous methodologies used to establish vendor specific objective evidence of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

fair value on multiple element arrangements.  The SSP of product support will result in a difference in the allocation of the transaction price between product support and product license performance obligations. The impact from SSP-based allocations was not material to the Company’s prior or current period financial statements and is not expected to be material in future periods.

(iv)

Material rights. The Company’s contracts with customers may include options to acquire additional goods and services at a discount.  Under ASU 2014-09, certain of these options may be considered material rights if sold below SSP and would be treated as separate performance obligations and included in the allocation of the transaction price. Previously, none of the Company’s options were considered material rights. The impact from material rights was not material to the Company’s prior or current period financial statements and is not expected to be material in future periods.

(v)

Presentation of accounts receivable, contract assets, and contract liabilities (deferred revenue). Under ASU 2014-09, the Company’s rights to consideration are presented separately depending on whether those rights are conditional (“contract assets”) or unconditional (“accounts receivable”). See Note 4, Contract Balances, to the Consolidated Financial Statements for further discussion on balance sheet presentation.  Under ASU 2014-09, the Company cannot net accounts receivable with contract liabilities (“deferred revenue”) and the Company no longer offsets its accounts receivable and deferred revenue balances for unpaid items that are included in the deferred revenue balance. Previously, this offsetting of accounts receivable and deferred revenue balances for unpaid amounts was applied in the Company’s prior period financial statements.

(vi)

Deferral of incremental direct costs to obtaining a contract with a customer.  Under ASU 2014-09, the Company now capitalizes certain variable compensation payable to its sales force and subsequently amortizes the capitalized costs over a period of time that is consistent with the transfer of the related good or service to the customer, which the Company has determined to be three years. Previously, the Company elected to expense these incremental direct costs as incurred.

Upon adoption of ASU 2014-09, the Company recorded a cumulative $13.0 million increase to its 2016 beginning retained earnings balance, offset by a $12.9 million decrease in gross deferred revenues, a $5.2 million decrease in deferred tax assets, net of deferred tax liabilities, a $4.4 million increase in other non-current assets, and a $0.9 million increase in other current assets.

The following line items as of December 31, 2017 and for the three months ended March 31, 2017 have been adjusted in the Consolidated Financial Statements to reflect the adoption of ASU 2014-09:

	December 31, 2017
Consolidated Balance Sheet	As Reported (audited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Accounts receivable, net	$69,500	$95,864	$165,364
Prepaid expenses and other current assets	18,002	1,178	19,180
Deposits and other assets	2,868	4,543	7,411
Deferred tax assets, net	13,391	(4,094)	9,297
Deferred revenue and advance payments	112,649	86,085	198,734
Deferred revenue and advance payments, non-current	10,181	(3,781)	6,400
Accumulated other comprehensive loss	(5,968)	309	(5,659)
Retained earnings	511,755	14,878	526,633

	Three Months Ended March 31, 2017
Consolidated Statement of Operations:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Product licenses revenue	$21,012	$1,634	$22,646
Product support revenues	70,490	22	70,512
Sales and marketing expenses	39,410	172	39,582
Provision for income taxes	3,465	794	4,259
Net income	14,867	690	15,557
Diluted earnings per share	1.28	0.06	1.34

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31, 2017
Consolidated Statement of Comprehensive Income:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Net income	$14,867	$690	$15,557
Foreign currency translation adjustment	812	236	1,048
Comprehensive income	15,649	926	16,575

	Three Months Ended March 31, 2017
Consolidated Statement of Cash Flows:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Net income	$14,867	$690	$15,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,818	673	4,491
Deferred taxes	(1,812)	844	(968)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(58)	(212)	(270)
Deposits and other assets	75	23	98
Accrued compensation and employee benefits	(10,795)	(501)	(11,296)
Deferred revenue and advance payments	23,811	(1,517)	22,294

Intra-entity asset transfers

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the deferral of the income tax consequences of intra-entity transfers of assets other than inventory is eliminated. Entities will be required to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur. The standard requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption using a modified retrospective approach. The Company adopted this guidance effective as of January 1, 2018.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.  No cumulative-effect adjustment to retained earnings was made.

Lease accounting

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lease assets and lease liabilities be recognized for all leases, in addition to the disclosure of key information to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from an entity’s leasing arrangements.  ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys both (i) the right to obtain economic benefits from and (ii) direct the use of an identified asset for a period of time in exchange for consideration.  Under ASU 2016-02, leases are classified as either finance or operating leases. For finance leases, a lessee shall recognize in profit or loss the amortization of the lease asset and interest on the lease liability.  For operating leases, a lessee shall recognize in profit or loss a single lease cost, calculated so that the remaining cost of the lease is allocated over the remaining lease term, generally on a straight-line basis.  ASU 2016-02 requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach and is effective for interim and annual periods beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows and has compiled an initial inventory of its leases.  These leases are primarily related to office space in the United States and foreign locations and are currently classified as operating leases under generally accepted accounting principles.

(3) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments.  Substantially all of the Company’s short-term investments are in U.S. Treasury securities, and the Company has the ability and intent to hold these investments to maturity.  The stated maturity dates of these investments are between three months and one year from the purchase

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

date.  These held-to-maturity investments are recorded at amortized cost and included within “Short-term investments” on the accompanying Consolidated Balance Sheets.  The fair value of held-to-maturity investments is determined based on quoted market prices in active markets for identical securities (Level 1 inputs).

The amortized cost, carrying value, and fair value of held-to-maturity investments at March 31, 2018 were $543.3 million, $543.3 million, and $543.1 million, respectively.  The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2017 were $254.9 million, $254.9 million, and $254.8 million, respectively.  The gross unrecognized holding gains and losses were not material for each of the three months ended March 31, 2018 and 2017.  No other-than-temporary impairments related to these investments have been recognized as of March 31, 2018 and December 31, 2017.

(4) Contract Balances

The Company invoices its customers in accordance with billing schedules established in each contract.  The Company’s rights to consideration from customers are presented separately in the Company’s Consolidated Balance Sheets depending on whether those rights are conditional or unconditional.

The Company presents unconditional rights to consideration from customers within “Accounts receivable, net” in its Consolidated Balance Sheets.  All of the Company’s contracts are generally non-cancellable and/or non-refundable and therefore an unconditional right generally exists when the customer is billed or amounts are billable per the contract.

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2018	2017
		(as adjusted)
Billed and billable	$151,289	$169,554
Less: allowance for doubtful accounts	(3,957)	(4,190)
Accounts receivable, net	$147,332	$165,364

The Company maintains an allowance for doubtful accounts which represents its best estimate of probable losses inherent in the accounts receivable balances.  The Company evaluates specific accounts when it becomes aware that a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy.  In addition, the Company periodically adjusts this allowance based on its review and assessment of the aging of receivables. The Company’s bad debt expense and write-offs totaled $0.2 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

In contrast, rights to consideration that are subject to a condition other than the passage of time are considered “contract assets” and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset will transfer to accounts receivable and a true-up adjustment will be recorded to revenue.  During the three months ended March 31, 2018 and 2017, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.9 million and $1.2 million in accrued sales and usage-based royalty revenue, as of March 31, 2018 and December 31, 2017, respectively.

The Company’s contract assets are netted against “contract liabilities” at the contract level.  Contract liabilities are amounts received or due from customers in advance of the Company transferring the products or services to the customer.  Revenue is subsequently recognized in the period(s) in which control of the products or services are transferred to the customer.  The Company’s contract liabilities are presented as either current or non-current “Deferred revenues and advance payments” in the Consolidated Balance Sheets, depending on whether the products or services are expected to be transferred to the customer within the next year.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2018	2017
		(as adjusted)
Current:
Deferred product licenses revenue	$3,064	$3,760
Deferred subscription services revenue	16,742	17,324
Deferred product support revenue	173,156	168,185
Deferred other services revenue	8,756	9,465
Total current deferred revenue and advance payments	$201,718	$198,734

Non-current:
Deferred product licenses revenue	$843	$820
Deferred subscription services revenue	385	126
Deferred product support revenue	3,854	4,826
Deferred other services revenue	586	628
Total non-current deferred revenue and advance payments	$5,668	$6,400

During the three months ended March 31, 2018 and 2017, the Company recognized revenues of $74.6 million and $74.8 million, respectively, from amounts included in the beginning total current deferred revenue and advance payments balances. For the three months ended March 31, 2018 and 2017, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

As of March 31, 2018, the Company had an aggregate transaction price of $207.4 million allocated to unsatisfied performance obligations related to product support, subscription services, and other services contracts.  The Company expects to recognize $201.7 million within the next year and $5.7 million thereafter.

(5) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of March 31, 2018 or December 31, 2017.

The Company leases office space and computer and other equipment under operating lease agreements.  Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees.  Several of these leases include options for renewal or purchase.  The Company does not have any material capital leases.  The Company leases approximately 214,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. In January 2018, the Company amended the lease to extend the lease term through December 2030. The amended lease also provides for certain tenant allowances and incentives. At March 31, 2018 and December 31, 2017, deferred rent of $27.3 million and $8.5 million, respectively, was included in other long-term liabilities.

As a result of the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), the Company estimated and recorded a one-time $40.3 million tax expense related to the mandatory deemed repatriation transition tax (“Transition Tax”) during the year ended December 31, 2017.  At March 31, 2018, $36.8 million of the Transition Tax was unpaid and was included in “Other long-term liabilities.”

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(b) Contingencies

The Company is involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, management does not expect the resolution of these legal proceedings to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company has contingent liabilities that, in management’s judgment, are not probable of assertion.  If such unasserted contingent liabilities were to be asserted, or become probable of assertion, the Company may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

(6) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”).  In April 2018, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2023, although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three months ended March 31, 2018 and 2017, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.  As of March 31, 2018, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(7) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2014.  However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the United States, U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended 2006 and forward that were used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Germany for tax years 2016 and forward, Poland and China for tax years 2013 and forward, Spain for tax years 2014 and forward, and the United Kingdom for tax years 2016 and forward. To date there have been no material audit assessments related to audits in any of the applicable foreign jurisdictions.

As of March 31, 2018, the Company had unrecognized tax benefits of $4.1 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.  If recognized, $3.5 million of these unrecognized tax benefits would impact the effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of March 31, 2018, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.6 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31,	December 31,
	2018	2017
		(as adjusted)
Deferred tax assets, net of deferred tax liabilities	$13,052	$10,308
Valuation allowance	(1,015)	(1,015)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$12,037	$9,293

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The valuation allowance as of March 31, 2018 and December 31, 2017 related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2018 and applied that rate to its income before income taxes in determining its benefit from income taxes for the three months ended March 31, 2018.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the three months ended March 31, 2018, the Company recorded a benefit from income taxes of $0.5 million that resulted in an effective tax rate of (44.8)%, as compared to a provision for income taxes of $4.3 million that resulted in an effective tax rate of 21.5% for the three months ended March 31, 2017. The change in the effective tax rate in 2018 is mainly due to the change in the expected proportion of U.S. versus foreign income, the decrease in U.S. corporate tax rate, and certain discrete tax items.

The Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  GAAP allows the Company to either: (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into its measurement of deferred taxes (the “deferred method”).  The Company has elected the period cost method. The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2018 annual effective tax rate that is reflected in its benefit from income taxes for the three months ended March 31, 2018.  The Company will continue to refine its calculation for the GILTI tax and FDII deduction in future quarters. The Tax Act also imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries of the Company.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must disclose the income tax effects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but reasonable estimates can be determined, it must record provisional estimates in the financial statements. If a company cannot determine provisional estimates to be included in the financial statements, it should continue to apply ASC 740 based on the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company’s accounting for certain elements of the Tax Act was incomplete as of December 31, 2017 and remains incomplete as of March 31, 2018. However, the Company was able to make reasonable estimates of certain tax effects and recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional discrete net tax expense of $40.3 million, of which $36.8 million was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2017 and March 31, 2018 related to the one-time Transition Tax. To determine the Transition Tax, the Company must determine the amount of post-1986 accumulated E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the Company was able to make a reasonable estimate of the Transition Tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the Company was able to make a reasonable estimate of the impact of the reduced U.S. corporate tax rate, its effective tax rate may be affected by other aspects of the Tax Act, including, but not limited to, the impact of the Tax Act on state taxes.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries.  U.S. federal tax laws require the Company to include in its U.S. taxable income certain investment income earned outside of the United States in excess of certain limits (“Subpart F deemed dividends”).  Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the United States and no additional tax is incurred on the distribution.  As of March 31, 2018 and December 31, 2017, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $303.3 million and $293.8 million, respectively, and by the Company’s non-U.S. entities was $392.2 million and $381.4 million, respectively.  If the cash and cash equivalents and short-term investments held by the Company’s non-U.S. entities were to be repatriated to the United States, after taking into account the $40.3 million Transition Tax recorded during the year ended December 31, 2017, the Company does not expect such repatriation to generate any additional U.S federal taxable income to the Company.

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

(8) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  In March 2018, the Board of Directors authorized, subject to stockholder approval, a further amendment to the 2013 Equity Plan to, among other things, increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 1,700,000 shares to 2,300,000 shares (“Amendment No. 4”). The Company considers stockholder approval of Amendment No. 4 to the 2013 Equity Plan to be perfunctory since the Company’s Chairman, President & Chief Executive Officer holds a majority of the total voting power of all the Company’s outstanding voting stock.

During the first quarter of 2018, stock options to purchase an aggregate of 475,000 shares of class A common stock were granted pursuant to the 2013 Equity Plan. As of March 31, 2018, there were options to purchase 1,462,883 shares of class A common stock outstanding under the 2013 Equity Plan.  As of March 31, 2018, there were 613,750 remaining shares of class A common stock authorized for future issuance under the 2013 Equity Plan, 600,000 of which are subject to stockholder approval of Amendment No. 4.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2018:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2018	992	$145.28
Granted	475	131.71
Exercised	0	0.00	$0
Forfeited/Expired	(4)	165.01
Balance as of March 31, 2018	1,463	$140.83
Exercisable as of March 31, 2018	587	$138.98	$3,029	6.5
Expected to vest as of March 31, 2018	876	$142.06	1,085	8.8
Total	1,463	$140.83	$4,114	7.9

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock options outstanding as of March 31, 2018 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2018
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$117.85 - $120.00	25	$118.55	6.1
$120.01 - $150.00	1,045	$126.78	8.0
$150.01 - $180.00	198	$167.55	6.9
$180.01 - $201.25	195	$191.78	8.4
Total	1,463	$140.83	7.9

An aggregate of 55,000 stock options with an aggregate fair value of $4.0 million vested during the three months ended March 31, 2018. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $52.44 and $77.31 for each share subject to a stock option granted during the three months ended March 31, 2018 and 2017, respectively, based on the following assumptions:

	Three months ended
	March 31,
	2018	2017
Expected term of options in years	6.3	6.3
Expected volatility	35.2 - 35.5%	37.8%
Risk-free interest rate	2.7%	2.3%
Expected dividend yield	0.0%	0.0%

For the three months ended March 31, 2018 and 2017, the Company recognized approximately $4.7 million and $3.1 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of March 31, 2018, there was approximately $40.0 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.3 years.

(9) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three months ended March 31, 2018 and 2017, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 721,000 and 345,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2018
Total revenues	$72,079	$38,198	$12,690	$122,967
Gross profit	$57,051	$30,515	$10,216	$97,782
Three months ended March 31, 2017 (as adjusted)
Total revenues	$75,564	$33,728	$12,940	$122,232
Gross profit	$61,055	$27,206	$10,839	$99,100
As of March 31, 2018
Long-lived assets	$53,088	$5,849	$2,451	$61,388
As of December 31, 2017 (as adjusted)
Long-lived assets	$55,355	$5,626	$2,288	$63,269

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three months ended March 31, 2018 and 2017, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2018 and 2017, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2018 and December 31, 2017, no individual foreign country accounted for 10% or more of total consolidated assets.

(11) Subsequent Events

In April 2018, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2023. Refer to Note 6, Treasury Stock, to the Consolidated Financial Statements for further information about the 2005 Share Repurchase Program.

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

Usher delivers to its users unique mobile identity badges, each cryptographically linked to its owner’s smartphone and dynamically linked to the enterprise’s existing identity repositories, that are highly secure and convenient for organizations to deploy.  Usher badges work on standard smartphones running on iOS or the Android platform and include an Apple Watch® integration.  Through the use of Bluetooth®, QR codes, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher badge users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities.  Usher badge users are also able to scan barcodes for asset tracking applications.  Usher can additionally serve as a powerful enterprise productivity tool with Usher Professional™, a dynamic and searchable employee directory that facilitates communication among users, and gives managers insight into the location and activity of their distributed workforce. Usher Professional users can view badge user activity on a nearly real-time map and manage or direct their workforce by engaging in two-way communication with badge users.  In the Enterprise Internet of Things (“EIoT”) paradigm, interactions between Usher users and enterprise resources generate real-time telemetry, which can be efficiently harnessed in Usher Analytics™, creating actionable intelligence.  By delivering strong yet convenient authentication that can be extended to nearly every corporate system, Usher can uncover insights, reduce infrastructure complexity, and secure assets -- all to help businesses flourish in the age of connected devices and connected people.  Usher addresses some of the biggest challenges facing corporations today, including multi-factor authentication, identity and access management, and resource authorization, while applying industry-leading business intelligence and analytics to an enterprise’s infrastructure.

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

Systems integrators, value-added resellers, and OEMs around the world rely on the capabilities of the MicroStrategy platform, including its functionality, workflows, report presentation, user management, security, administration, system configuration, and monitoring, to build branded and custom applications of their own. Our platform’s open architecture and APIs make it especially suitable for developing custom functionality or integrating with other applications.  Organizations seeking to add analytics features to their own offerings can easily and directly embed the platform into their business applications or portals with white labeling and single sign-on options.

We adopted ASU 2014-09 and its subsequent amendments effective January 1, 2018 and adjusted our prior period consolidated financial statements to reflect full retrospective adoption.  Refer to Note 2, Recent Accounting Standards, to the Consolidated Financial Statements for a summary of the significant changes in accounting principles and the impact to the Company’s previously reported consolidated financial statements.  Where applicable, prior period information within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been adjusted to reflect the full retrospective adoption of ASU 2014-09.

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
		(as adjusted)
Revenues
Product licenses	$17,301	$22,646
Subscription services	7,662	7,772
Total product licenses and subscription services	24,963	30,418
Product support	74,415	70,512
Other services	23,589	21,302
Total revenues	122,967	122,232
Cost of revenues
Product licenses	2,211	1,672
Subscription services	3,249	3,039
Total product licenses and subscription services	5,460	4,711
Product support	4,796	4,334
Other services	14,929	14,087
Total cost of revenues	25,185	23,132
Gross profit	97,782	99,100
Operating expenses
Sales and marketing	51,335	39,582
Research and development	23,560	18,426
General and administrative	22,172	20,257
Total operating expenses	97,067	78,265
Income from operations	$715	$20,835

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

We have undertaken multiple initiatives to address these opportunities and challenges, including:

•

introducing Dossier™, a new way to consume analytics on MicroStrategy 10 using an interactive book of reports and dashboards that combines relevant analytics into a single place, with a new streamlined interface that goes beyond reports and dashboards and brings key data into a format that users can understand and use to make better, actionable decisions and identify new opportunities (available on MicroStrategy Web and MicroStrategy Mobile via native apps for both iOS and Android);

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
•

delivering new out-of-the-box connectors that help analysts visualize log files and semi-structured data, such as Solr, Box, One Drive, Elasticsearch and others, introducing greater flexibility to visualize and interact with multi-level or ragged hierarchy reports against MDX (Multidimensional Expressions) sources such as Essbase and MSAS, and delivering enhancements such as dynamic filtering and support for derived attributes and metrics;

•

offering new pre-packaged custom connectors for other data discovery tools, including Power BI, Qlik, and Tableau, that can help organizations resolve issues with fragmented analytical silos and bring governance and security to their analytics deployment with a consolidated semantic architecture; and

•

introducing MicroStrategy Geospatial Services™, a new service for geospatial analytics that leverages vector-based maps through integration with Mapbox to deliver more mapping capabilities so our customers can gain additional insights from their location data.

As part of our efforts to take greater advantage of the opportunities in the market and grow our market share, we expect to increase our sales and marketing expenditures and increase our research and development expenditures as we invest in our technology products and personnel in future periods.

As of March 31, 2018, we had a total of 2,306 employees, of whom 1,139 were based in the United States and 1,167 were based internationally.  Of our 2,306 employees, 667 were engaged in sales and marketing, 604 in research and development, 722 in subscription, product support, consulting, and education services, and 313 in finance, administration, and corporate operations.  The following table summarizes employee headcount, as of the dates indicated:

	March 31,	December 31,	March 31,
	2018	2017	2017
Subscription services	57	53	41
Product support	182	172	185
Consulting	441	441	447
Education	42	41	41
Sales and marketing	667	652	620
Research and development	604	559	522
General and administrative	313	298	306
Total headcount	2,306	2,216	2,162

We lease approximately 214,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. In January 2018, we amended the lease on this property to extend the lease term through December 2030. We recognize lease expense on continuing operating leases ratably over the term of the applicable lease.

As discussed in Note 8, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock under our 2013 Equity Plan.  Share-based compensation expense (in thousands) from these stock option awards was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Cost of product support revenues	$47	$0
Cost of consulting revenues	9	0
Cost of education revenues	28	0
Sales and marketing	1,064	290
Research and development	635	395
General and administrative	2,960	2,430
Total share-based compensation expense	$4,743	$3,115

As of March 31, 2018, we estimated that approximately $40.0 million of additional share-based compensation expense for options granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 3.3 years.

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

Non-GAAP Financial Measures

We are providing a supplemental financial measure for income from operations that excludes the impact of our share-based compensation arrangements. This financial measure is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this financial measure may not be comparable to similarly titled measures of other companies.  Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that this non-GAAP financial measure is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes a significant non-cash expense that we believe is not reflective of our general business performance.  In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies.  Therefore, we believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
		(as adjusted)
Reconciliation of non-GAAP income from operations:
Income from operations	$715	$20,835
Share-based compensation expense	4,743	3,115
Non-GAAP income from operations	$5,458	$23,950

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

The section “Critical Accounting Policies” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2017 provides a more detailed explanation of the judgments made and a discussion of our accounting estimates and policies related to revenue recognition prior to the adoption of ASU 2014-09.  We adopted ASU 2014-09 effective January 1, 2018.  Refer to Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for our current accounting policies related to revenue recognition.

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

	Three Months Ended
	March 31,
	2018	2017
		(as adjusted)
International product licenses revenues	$464	$8
International subscription services revenues	173	(136)
International product support revenues	2,914	(685)
International other services revenues	1,194	(297)
Cost of product support revenues	140	(56)
Cost of other services revenues	901	(119)
Sales and marketing expenses	1,333	(316)
Research and development expenses	398	(174)
General and administrative expenses	353	(153)

For example, if there had been no change to foreign currency exchange rates from 2017 to 2018, international product licenses revenues would have been $5.6 million rather than $6.1 million for the three months ended March 31, 2018.  If there had been no change to foreign currency exchange rates from 2017 to 2018, international product support revenues would have been $28.4 million rather than $31.3 million for the three months ended March 31, 2018.  If there had been no change to foreign currency exchange rates from 2017 to 2018, sales and marketing expenses would have been $50.0 million rather than $51.3 million for the three months ended March 31, 2018.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2018	2017	Change
		(as adjusted)
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$11,196	$14,073	-20.4%
International	6,105	8,573	-28.8%
Total product licenses revenues	17,301	22,646	-23.6%
Subscription Services
Domestic	6,077	6,313	-3.7%
International	1,585	1,459	8.6%
Total subscription services revenues	7,662	7,772	-1.4%
Total product licenses and subscription services revenues	$24,963	$30,418	-17.9%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
		(as adjusted)
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	1	2
Between $0.5 million and $1.0 million in licenses revenue recognized	4	4
Total	5	6
Domestic:
More than $1.0 million in licenses revenue recognized	1	2
Between $0.5 million and $1.0 million in licenses revenue recognized	3	2
Total	4	4
International:
More than $1.0 million in licenses revenue recognized	0	0
Between $0.5 million and $1.0 million in licenses revenue recognized	1	2
Total	1	2

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2018	2017	Change
		(as adjusted)
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$1,055	$4,054	-74.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,567	2,378	7.9%
Less than $0.5 million in licenses revenue recognized	13,679	16,214	-15.6%
Total	17,301	22,646	-23.6%
Domestic:
More than $1.0 million in licenses revenue recognized	1,055	4,054	-74.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,010	1,203	67.1%
Less than $0.5 million in licenses revenue recognized	8,131	8,816	-7.8%
Total	11,196	14,073	-20.4%
International:
More than $1.0 million in licenses revenue recognized	0	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	557	1,175	-52.6%
Less than $0.5 million in licenses revenue recognized	5,548	7,398	-25.0%
Total	$6,105	$8,573	-28.8%

Product licenses revenues decreased $5.3 million for the three months ended March 31, 2018, as compared to the same period in the prior year.  For the three months ended March 31, 2018 and 2017, product licenses transactions with more than $0.5 million in recognized revenue represented 20.9% and 28.4%, respectively, of our product licenses revenues.  For the three months ended March 31, 2018, our top three product licenses transactions totaled $2.5 million in recognized revenue, or 14.6% of total product licenses revenues, compared to $4.8 million, or 21.0% of total product licenses revenues, for the three months ended March 31, 2017.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $2.9 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million.

International product licenses revenues.  International product licenses revenues decreased $2.5 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with less than $1.0 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.  Subscription services revenues did not materially change for the three months ended March 31, 2018, as compared to the same period in the prior year.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2018	2017	Change
		(as adjusted)
Product Support Revenues:
Domestic	$43,144	$43,561	-1.0%
International	31,271	26,951	16.0%
Total product support revenues	$74,415	$70,512	5.5%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues increased $3.9 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a

$2.9 million favorable foreign currency exchange impact and new product and premium support contracts. See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the foreign currency exchange impact on our results of operations for the three months ended March 31, 2018.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended
	March 31,		%
	2018	2017	Change
Other Services Revenues:
Consulting
Domestic	$10,305	$10,046	2.6%
International	10,982	9,000	22.0%
Total consulting revenues	21,287	19,046	11.8%
Education	2,302	2,256	2.0%
Total other services revenues	$23,589	$21,302	10.7%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues increased $2.2 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a $1.1 million favorable foreign currency exchange impact, a $0.5 million decrease in our bad debt reserves, and a $0.4 million increase in consulting revenues recognized from previously deferred balances.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues did not materially change for the three months ended March 31, 2018, as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2018	2017	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$2,211	$1,672	32.2%
Subscription services	3,249	3,039	6.9%
Total product licenses and subscription services	5,460	4,711	15.9%
Product support	4,796	4,334	10.7%
Other services:
Consulting	13,321	12,417	7.3%
Education	1,608	1,670	-3.7%
Total other services	14,929	14,087	6.0%
Total cost of revenues	$25,185	$23,132	8.9%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.5 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a $0.3 million increase in referral fees related to channel partners. We expect to amortize the remaining balance of MicroStrategy 10 related capitalized software development costs as of March 31, 2018 ratably over the remaining amortization period as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of March 31, 2018	Amortization Period
	(in thousands)	(in months)
MicroStrategy 10	1,000	2
Total capitalized software development costs, net	$1,000

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues increased $0.2 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a $0.3 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.2 million decrease in facility and other related support costs.  Subscription services headcount increased 39.0% to 57 at March 31, 2018 from 41 at March 31, 2017.

Cost of product support revenues.  Cost of product support revenues consists of product support personnel and related overhead costs.  Cost of product support revenues increased $0.5 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a $0.3 million increase in compensation and related costs due to an increase in average staffing levels. Product support headcount decreased 1.6% to 182 at March 31, 2018 from 185 at March 31, 2017.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of product support revenues, will continue to be a recurring expense.  As of March 31, 2018, we estimated  that approximately $1.3 million of additional share-based compensation expense will be recognized as cost of product support revenues over a remaining weighted average period of 3.9 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues increased $0.9 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a $1.0 million increase in compensation and related costs, partially offset by a $0.2 million decrease in subcontractor costs. Included in cost of consulting revenues is an aggregate $0.8 million unfavorable foreign currency exchange impact. Consulting headcount decreased 1.3% to 441 at March 31, 2018 from 447 at March 31, 2017.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of consulting revenues, will continue to be a recurring expense.  As of March 31, 2018, we estimated that approximately $0.2 million of additional share-based compensation expense will be recognized as cost of consulting revenues over a remaining weighted average period of 3.9 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues did not materially change for the three months ended March 31, 2018, as compared to the same period in the prior year. Education headcount increased 2.4% to 42 at March 31, 2018 from 41 at March 31, 2017.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of education revenues, will continue to be a recurring expense.  As of March 31, 2018, we estimated that approximately $0.8 million of additional share-based compensation expense will be recognized as cost of education revenues over a remaining weighted average period of 3.9 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2018	2017	Change
		(as adjusted)
Sales and marketing expenses	$51,335	$39,582	29.7%

Sales and marketing expenses increased $11.8 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a $4.8 million increase in marketing and advertising costs, a $2.8 million increase in compensation and related costs due to an increase in staffing levels, a $2.8 million increase in travel and entertainment expenditures, a $0.8 million net increase in share-based compensation expense, and a $0.5 million increase in facility and other related support costs. The $0.8 million net increase in share-based compensation expense is due to the grant of stock options under the 2013 Equity Plan and the inclusion, in the share-based compensation expense in the first quarter of 2017, of a reversal of $0.3 million of previously recorded share-based compensation expense due to pre-vesting forfeitures of certain stock options. Included in sales and marketing expenses is an aggregate $1.3 million unfavorable foreign currency exchange impact. Sales and marketing headcount increased 7.6% to 667 at March 31, 2018 from 620 at March 31, 2017. We expect to increase our sales and marketing expenses in future periods as described in the “Overview” section above.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as sales and marketing expense, will continue to be a significant recurring expense.  As of March 31, 2018, we estimated that approximately $13.1 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.3 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

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

	Three Months Ended
	March 31,		%
	2018	2017	Change
General and administrative expenses	$22,172	$20,257	9.5%

General and administrative expenses increased $1.9 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a $0.8 million increase in subcontractor costs, a $0.5 million net increase in share-based compensation expense, a $0.3 million increase in recruiting costs, and a $0.2 million increase in travel and entertainment expenditures. The $0.5 million net increase in share-based compensation expense is primarily due to the grant of stock options under the 2013 Equity Plan.  General and administrative headcount increased 2.3% to 313 at March 31, 2018 from 306 at March 31, 2017.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense.  As of March 31, 2018, we estimated that approximately $16.5 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 3.1 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2018	2017	Change
Research and development expenses	$23,560	$18,426	27.9%
Amortization of capitalized software development costs included in cost of product licenses revenues	$1,499	$1,499	0.0%

Research and development expenses increased $5.1 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to a $3.2 million increase in compensation and related costs due to an increase in staffing levels, a $0.7 million increase in facility and other related support costs, a $0.5 million increase in recruiting costs, a $0.3 million increase in consulting and advisory costs, and a $0.2 million net increase in share-based compensation expense. The $0.2 million net increase in share-based compensation expense is primarily due to the grant of stock options under the 2013 Equity Plan. Research and development headcount increased 15.7% to 604 at March 31, 2018 from 522 at March 31, 2017.  We expect to increase our investment in our technology products and personnel in future periods as described in the “Overview” section above.  We have significantly accelerated the pace of our software development efforts and increased the frequency of our software releases subsequent to the release of MicroStrategy 10, which has resulted in our software development costs in recent periods being expensed as incurred.  We do not expect to capitalize material software development costs in the near term.

As a result of the grant of stock options under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a recurring expense.  As of March 31, 2018, we estimated that approximately $8.1 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 3.2 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Other Expense, Net

Other expense, net is comprised primarily of foreign currency transaction gains and losses.  For the three months ended March 31, 2018 and 2017, other expense, net, of $1.6 million and $1.9 million, respectively, were comprised primarily of foreign currency transaction net losses arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

(Benefit from) provision for income taxes

We have estimated an annual effective tax rate for the full fiscal year 2018 and applied that rate to the income before income taxes in determining the benefit from income taxes for the three months ended March 31, 2018.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the three months ended March 31, 2018, we recorded a benefit from income taxes of $0.5 million that resulted in an effective tax rate of (44.8)%, as compared to a provision for income taxes of $4.3 million that resulted in an effective tax rate of 21.5% for the three months ended March 31, 2017.  The change in the effective tax rate in 2018 is mainly due to a decrease in the corporate tax rate from 35% to 21% resulting from the Tax Act and the change in the expected proportion of U.S. versus foreign income and certain discrete tax benefits.

As of March 31, 2018, we had no U.S. federal NOL carryforwards and estimated that we had $2.5 million of foreign NOL carryforwards.  As of March 31, 2018, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $12.0 million.  As of March 31, 2018, we had a valuation allowance of $1.0 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2018	2017	2017
		(as adjusted)	(as adjusted)
Current:
Deferred product licenses revenue	$3,064	$3,760	$2,933
Deferred subscription services revenue	16,742	17,324	18,139
Deferred product support revenue	173,156	168,185	168,145
Deferred other services revenue	8,756	9,465	9,210
Total current deferred revenue and advance payments	$201,718	$198,734	$198,427
Non-current:
Deferred product licenses revenue	$843	$820	$651
Deferred subscription services revenue	385	126	961
Deferred product support revenue	3,854	4,826	6,595
Deferred other services revenue	586	628	760
Total non-current deferred revenue and advance payments	$5,668	$6,400	$8,967
Total current and non-current:
Deferred product licenses revenue	$3,907	$4,580	$3,584
Deferred subscription services revenue	17,127	17,450	19,100
Deferred product support revenue	177,010	173,011	174,740
Deferred other services revenue	9,342	10,093	9,970
Total current and non-current deferred revenue and advance payments	$207,386	$205,134	$207,394

Total deferred revenue and advance payments increased $2.3 million as of March 31, 2018, as compared to December 31, 2017, primarily due to an increase in deferred revenue from new product support customers, partially offset by the recognition of previously deferred other services, product licenses and subscription services revenues. Total deferred revenue and advance payments did not materially change as of March 31, 2018, as compared to March 31, 2017, primarily due to the recognition of previously deferred subscription services and other services revenue, materially offset by an increase in deferred revenue from new product support and product licenses contracts.

We expect to recognize approximately $201.7 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of March 31, 2018 and December 31, 2017, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $303.3 million and $293.8 million, respectively, and by our non-U.S. entities was $392.2 million and $381.4 million, respectively.  We earn a significant amount of our revenues outside the United States and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities.  We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.  Under the Tax Act, our undistributed earnings (as computed for U.S federal income tax purposes) as of December 31, 2017 are subject to the Transition Tax, which was recorded at a provisional amount of $40.3 million during the year ended December 31, 2017.  We intend to elect to pay this tax over an eight-year period beginning in 2018. If we were to elect to repatriate these amounts, after taking into account the Transition Tax described above, we do not expect such repatriation to generate any additional U.S. federal taxable income to us.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	March 31,		%
	2018	2017	Change
Net cash provided by operating activities	$18,717	$26,521	-29.4%
Net cash used in investing activities	$(288,914)	$(73,101)	295.2%
Net cash (used in) provided by financing activities	$(7)	$1,089	-100.6%

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

Net cash provided by operating activities was $18.7 million and $26.5 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in net cash provided by operating activities during the three months ended March 31, 2018, as compared to the same period in the prior year, was due to a $13.9 million decrease in net income and a $2.1 million decrease from changes in non-cash items, offset by an $8.2 million increase from changes in operating assets and liabilities. Non-cash items consist of depreciation and amortization, bad debt expense, deferred taxes, and share-based compensation expense.

Net cash used in investing activities.  The changes in net cash used in investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment.  Net cash used in investing activities was $288.9 million and $73.1 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in net cash used in investing activities for the three months ended March 31, 2018, as compared to the same period in the prior year, was due to a $320.0 million increase in purchases of short-term investments and a $0.5 million increase in purchases of property and equipment, offset by a $104.7 million increase in proceeds from the redemption of short-term investments.

Net cash (used in) provided by financing activities.  The changes in net cash (used in) provided by financing activities relate to the exercise of stock options under the 2013 Equity Plan and payments on capital leases.  Net cash used in financing activities was not material for the three months ended March 31, 2018.  Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2017.  The increase in net cash used in financing activities for the three months ended March 31, 2018, as compared to the same period in the prior year, was primarily due to a $1.1 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan.

Contractual obligations.  As disclosed in Note 5, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees. Several of these leases include options for renewal or purchase.  We do not have any material capital leases.

As a result of the Tax Act, we estimated and recorded a one-time Transition Tax of $40.3 million during the year ended December 31, 2017, and intend to elect to pay this tax over an eight-year period beginning in 2018.

The following table shows future minimum rent payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements, and anticipated payments related to the one-time Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of March 31, 2018 (in thousands):

	Payments due by period ended March 31,
	Total	2019	2020-2021	2022-2023	Thereafter
Contractual Obligations:
Operating leases	$174,735	$15,309	$29,996	$27,066	$102,364
Transition tax	36,800	3,200	6,400	9,200	18,000
Total	$211,535	$18,509	$36,396	$36,266	$120,364

Unrecognized tax benefits.  As of March 31, 2018, we had $4.1 million of total gross unrecognized tax benefits, including penalty and interest accrued, recorded in other long-term liabilities.  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect a significant tax payment related to these obligations during 2018.

Off-balance sheet arrangements.  As of March 31, 2018, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. As discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements, the adoption of ASU 2016-02 is effective for interim and annual periods beginning January 1, 2019 and, amongst other changes, requires the recognition of lease assets and lease liabilities. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Recent Accounting Standards

Refer to Note 2, Recent Accounting Standards, to the Consolidated Financial Statements for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Where applicable, prior period information in this “Item 3. Quantitative and Qualitative Disclosures About Market Risk” has been adjusted to reflect the full retrospective adoption of ASU 2014-09.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of March 31, 2018, we held approximately $543.3 million of investments in U.S. Treasury securities and certificates of deposit with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 41.4% and 38.2% of our total revenues for the three months ended March 31, 2018 and 2017, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is the local currency.

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

As of March 31, 2018 and December 31, 2017, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% and 0.3%, respectively. If average exchange rates during the three months ended March 31, 2018 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2018 would have decreased by 3.8%.  During the three months ended March 31, 2018, our revenues were higher by 4.0% as a result of a 10.7% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  We believe that we have maintained appropriate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018. We implemented new internal controls during fiscal year 2017 to facilitate our adoption of ASU 2014-09 and believe our existing internal control over financial reporting has not been materially affected by the adoption of ASU 2014-09 in the first quarter of 2018.

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

Where applicable, prior period information in this “Item 1A. Risk Factors” has been adjusted to reflect the full retrospective adoption of ASU 2014-09.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the three months ended March 31, 2018; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2018, we had $12.0 million of deferred tax assets, net of a $1.0 million valuation allowance. If we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Further changes in the tax laws of foreign jurisdictions could arise, including as a result of the project undertaken by the Organisation for Economic Co-operation and Development (“OECD”) to combat base erosion and profit shifting (“BEPS”). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, make substantial changes to numerous long-standing tax positions and principles. These changes, many of which have been adopted or are under active consideration by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes. Furthermore, in the United States, legislation bringing about broad changes in the existing corporate tax system was recently enacted. This legislation may result in material impacts to our results of operations due to changes to the valuation of our tax assets and tax expense, and may affect customer behavior and our ability to forecast our effective tax rate. Many aspects of the legislation are unclear at this time and, as a result, we have not yet been able to determine the full impact of the legislation on our business, operating results, and financial condition.

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

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate

In December 2017, the U.S. government enacted the Tax Act, which significantly affected U.S. tax law by changing how the United States imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

If the market for analytics products fails to grow as we expect or if businesses fail to adopt our offerings, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of analytics products and related technical support, consulting, and education services.  We expect these sales to account for a large portion of our revenues for the foreseeable future.  Although demand for analytics products has grown in recent years, the market for analytics offerings continues to evolve.  Resistance from consumer and privacy groups to commercial collection, use, and sharing of data on spending patterns and other personal behavior (including individuals’ online or offline activities, mobile data, sensor data, social data, web log data, Internet of Things data, and other personal data) has grown in recent years and our customers, potential customers or the public in general may perceive that use of our analytics products could violate individual privacy rights.  In addition, increasing government restrictions on the collection, use, and transfer of personal data could impair the further growth of the market for analytics products.  We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, OEMs, and technology partners to license and support our products.  For the three months ended March 31, 2018, transactions by channel partners for which we recognized revenues accounted for 22.2% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and non-current deferred revenue and advance payments totaled $207.4 million as of March 31, 2018.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 41.4% and 38.2% of our total revenues for the three months ended March 31, 2018 and 2017, respectively.  Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities, including:

•	fluctuations in foreign currency exchange rates;
•	new, or changes in, regulatory requirements;
•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•	costs of localizing offerings;
•	lack of acceptance of localized offerings;
•	difficulties in and costs of staffing, managing, and operating our international operations;
•	tax issues, including restrictions on repatriating earnings;
•	weaker intellectual property protection;
•	economic weakness or currency related crises;
•	the burden of complying with a wide variety of laws, including those relating to labor matters, consumer and data protection, privacy, data localization, network security, and encryption;
•	generally longer payment cycles and greater difficulty in collecting accounts receivable;
•	our ability to adapt to sales practices and customer requirements in different cultures;
•	corporate espionage; and
•	political instability and security risks in the countries where we are doing business.

Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results and cash flows.  For example, we may face heightened risks in connection with our international operations as a result of the impending withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”  The future effects of Brexit are uncertain and will depend on any agreements the United Kingdom makes to retain access to E.U. markets either during a transitional period or more permanently.  Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and significantly disrupt trade between the United Kingdom and the European Union. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations, including tax laws and regulations, as the United Kingdom determines which E.U. laws to replace or replicate.

In addition, the Trump administration has called for substantial changes to U.S. foreign trade policy, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States, and has recently increased tariffs on certain goods imported into the United States from China, following which the Chinese government increased tariffs on certain goods imported into China from the United States.  An escalation of protectionist trade measures could adversely affect the markets in which we sell our products and services, and in turn our business, financial condition, operating results and cash flows.

In addition, the Tax Act brings about, among other items, corporate income tax rate changes, the modification or elimination of certain tax incentives, changes to the existing regime for taxing overseas earnings (including modifications to the current regime for repatriating such earnings), and measures to prevent BEPS. The changes to the U.S. taxation of our international income could have a material effect on our future operating results. From time to time, we may undertake various potential intercompany transactions and legal entity restructurings that involve our international subsidiaries. We consider various factors in evaluating these potential transactions and restructurings, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, and the long-term cash flows and cash needs of our business. Such transactions and restructurings could negatively impact our overall tax rate and result in additional tax liabilities.

Moreover, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and local laws prohibiting corrupt payments to government officials. These laws and regulations also include import and export requirements and economic and trade sanctions administered by the Office of Foreign Assets Control and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations, and individuals.  Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, channel partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation and our brand.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the three months ended March 31, 2018 and 2017, our top three product licenses transactions with recognized revenue totaled $2.5 million and $4.8 million, respectively, or 14.6% and 21.0% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period, or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions, and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transaction.  These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, localization, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations, contractual obligations, or applicable privacy policies, could materially adversely affect our business

Aspects of our business, including our cloud services offerings and Usher, involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies, contractual obligations, and certain federal, state, and foreign laws, regulations, and directives relating to privacy and data protection.  The amount of customer and employee data that we store through our cloud services offerings, networks, and other systems, including personal data, is increasing.  In addition, the types of data subject to protection as personal data in the European Union, the United States, and elsewhere have been expanding.  In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, biometric, genetic, financial services, and government data, children’s data, precise location data, and data regarding a person’s race or ethnic origins, political opinions, religious or philosophical beliefs, trade union membership, or sex life or sexual orientation.  For example, in the United States, protected health information is subject to HIPAA.  HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance.  Entities performing certain functions that engage in creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to enforcement under HIPAA.  Our access to protected health information through our cloud services offerings triggers obligations to comply with certain privacy rules and data security requirements under HIPAA.

Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us or our third-party service providers to comply with applicable privacy policies, contractual obligations, or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by domestic or foreign government entities or others, including private plaintiffs in litigation.  Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, and/or government orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, reputation, and financial condition.

Various federal, state, and foreign legislative, regulatory, or other government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business.  For example, in October 2015, the Court of Justice of the European Union issued a ruling that declared the U.S.-EU Safe Harbor Framework invalid.  Following this ruling, U.S. and European authorities agreed to, and in July 2016 the European Commission formally adopted, a new mechanism for lawfully transferring personal data from the European Union to the United States, referred to as the “Privacy Shield.”  In addition, in April 2016, the European Parliament and the Council of the European Union formally adopted a comprehensive general data protection regulation (“GDPR”), which will take effect in May 2018.  GDPR governs data practices and privacy, establishes new requirements regarding the handling of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, permits regulators to impose fines of up to 4% of global annual revenue, and establishes a private right of action.  Furthermore, a new ePrivacy regulation, regulating electronic communications, was proposed in 2017 and is under negotiation in the European Union.  Complying with these and other changing requirements could cause us or our customers to incur substantial costs or pay substantial fines or penalties, require us to change our business practices, require us to take on more onerous obligations in our contracts, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results.  In addition, the Privacy Shield, as well as other mechanisms for lawfully transferring personal data from the European Union to the United States and certain other countries, are being challenged in European courts, which could lead to uncertainty about the legality of such transfers, or burdensome or inconsistent legal requirements.  The Privacy Shield is also subject to annual review by the European Commission and the U.S. Department of Commerce, which could result in modifications to the Privacy Shield or its enforcement, or even its invalidation.  In addition, we may be subject to a cybersecurity law that went into effect in China in June 2017 that has uncertain but broad application and imposes a number of new privacy and data security obligations, including a data localization requirement for certain types of data.  New laws or regulations restricting or limiting the collection or use of mobile data could also reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we or our third-party service providers experience a security breach and unauthorized parties obtain access to our customers’, prospects’, vendors’, or channel partners’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’, prospects’, vendors’, and channel partners’ information and data as well as our own, including in our cloud services offerings, networks, and other systems.  There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against all current or future security threats.  For example, security measures may be breached as a result of technological error, computer viruses, or third-party action, including intentional misconduct by computer hackers, physical break-ins, the actions of state actors, industrial espionage, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as user names or passwords, and employee, customer, or channel partner error or malfeasance.  High-profile security breaches at other companies have increased in recent years, and we have experienced attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’ or service providers’ cloud offerings, networks, and other systems.  A security breach could result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of our customers’, prospects’, vendors’, or channel partners’ data, our data (including our proprietary information, intellectual property, or trade secrets), or our cloud services offerings, networks, or other systems.  Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate, detect, or mitigate attempted security breaches and implement adequate preventative measures.  Third parties may also conduct attacks designed to prevent access to critical data or systems through ransomware or temporarily deny customers access to our cloud services.  Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt our normal business operations, require us to spend material resources to investigate or correct the breach, require us to notify affected customers or individuals, or applicable regulators, and provide identity theft protection services to individuals under applicable laws, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and materially adversely affect our revenue and operating results.  These risks will increase as we continue to grow the number and scale of our cloud-based offerings, and process, store, and transmit increasingly large amounts of our customers’, prospects’, vendors’, channel partners’, and our own information and data, which may include proprietary or confidential data or personal or identifying information.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of April 16, 2018, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.4% of the total voting power.  As of April 16, 2018, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.6% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 6, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our share repurchase plan.

Item 5. Other Information

In a Current Report on Form 8-K filed with the SEC on April 4, 2018, MicroStrategy Incorporated (the “Company”) disclosed that David J. Rennyson, a named executive officer of the Company, resigned from his position as the Company’s Senior Executive Vice President, Worldwide Sales and that Mr. Rennyson would remain with the Company in an advisory capacity for a transition period.

On April 23, 2018, the Company and Mr. Rennyson entered into an agreement (the “Agreement”), under which the parties agreed that Mr. Rennyson’s employment would terminate on October 3, 2018 (the “Termination Date”), unless Mr. Rennyson chooses to resign his employment prior to that date. Under the Agreement, the Company agreed that Mr. Rennyson will be on paid leave and will receive his present base salary of $475,000 through the Termination Date (the “Leave Term”). Should Mr. Rennyson secure new employment and resign from the Company prior to the Termination Date, the Company has agreed to pay Mr. Rennyson a lump sum amount equal to the value of the base salary that Mr. Rennyson would have received between the effective date of such resignation and the Termination Date if he had remained employed with the Company during such period. With some exceptions, Mr. Rennyson will be eligible for and will accrue benefits pursuant to the terms of the Company’s benefits plans during the Leave Term. Mr. Rennyson’s outstanding stock options will also continue vesting during the Leave Term and may be exercised to the extent any portions are vested as of the Termination Date. All unvested portions of stock options held by Mr. Rennyson that would not vest by the Termination Date were canceled as of April 19, 2018. The Company has also agreed to pay Mr. Rennyson a lump sum of $100,000. The Agreement includes a general release of claims and certain other covenants in favor of the Company.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On April 26, 2018, we issued a press release announcing the Company’s financial results for the quarter ended March 31, 2018. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

10.1†

Summary of Salary Determinations for Certain Executive Officers (incorporated herein by reference to Item 5.02 of the registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018 (File No. 000-24435)).

10.2†

2018 Senior Executive Vice President, Worldwide Sales Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2018 (File No. 000-24435)).

10.3†

2018 Senior Executive Vice President, Worldwide Services Compensation Plan (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2018 (File No. 000-24435)).

10.4†

Summary of 2017 Cash Bonus Determinations for Executive Officers (incorporated herein by reference to Item 5.02 of the registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2018 (File No. 000-24435)).

10.5†	Agreement, dated as of April 23, 2018, by and between the registrant and David Rennyson.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated April 26, 2018, regarding the Company’s financial results for the quarter ended March 31, 2018.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contracts and compensatory plans or arrangements.

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

Date: April 26, 2018