Form 10-Q
period 2018-06-30
MICROSTRATEGY INC
filed 2018-07-26
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 16, 2018 was 9,432,210 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,427	$420,244
Restricted cash	964	938
Short-term investments	609,167	254,927
Accounts receivable, net	125,115	165,364
Prepaid expenses and other current assets	27,863	19,180
Total current assets	853,536	860,653
Property and equipment, net	51,918	53,359
Capitalized software development costs, net	0	2,499
Deposits and other assets	7,112	7,411
Deferred tax assets, net	14,761	9,297
Total assets	$927,327	$933,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$22,670	$30,711
Accrued compensation and employee benefits	38,617	41,498
Deferred revenue and advance payments	175,358	198,734
Total current liabilities	236,645	270,943
Deferred revenue and advance payments	5,816	6,400
Other long-term liabilities	64,503	50,146
Deferred tax liabilities	4	4
Total liabilities	306,968	327,493
Commitments and Contingencies
Stockholders' Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,837 shares issued and 9,432 shares outstanding, and 15,817 shares issued and 9,412 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	570,502	559,918
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(8,111)	(5,659)
Retained earnings	533,134	526,633
Total stockholders' equity	620,359	605,726
Total liabilities and stockholders' equity	$927,327	$933,219

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Revenues:
Product licenses	$19,292	$17,728
Subscription services	7,584	8,346
Total product licenses and subscription services	26,876	26,074
Product support	73,676	70,766
Other services	20,050	22,380
Total revenues	120,602	119,220
Cost of revenues:
Product licenses	1,667	1,747
Subscription services	3,445	3,400
Total product licenses and subscription services	5,112	5,147
Product support	4,810	4,542
Other services	15,118	14,686
Total cost of revenues	25,040	24,375
Gross profit	95,562	94,845
Operating expenses:
Sales and marketing	50,978	41,626
Research and development	25,082	19,561
General and administrative	21,299	19,582
Total operating expenses	97,359	80,769
(Loss) income from operations	(1,797)	14,076
Interest income, net	3,223	1,163
Other income (expense), net	4,461	(2,618)
Income before income taxes	5,887	12,621
Provision for income taxes	1,059	2,668
Net income	4,828	9,953
Basic earnings per share (1)	$0.42	$0.87
Weighted average shares outstanding used in computing basic earnings per share	11,459	11,444
Diluted earnings per share (1)	$0.42	$0.86
Weighted average shares outstanding used in computing diluted earnings per share	11,493	11,592

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Revenues:
Product licenses	$36,593	$40,374
Subscription services	15,246	16,118
Total product licenses and subscription services	51,839	56,492
Product support	148,091	141,278
Other services	43,639	43,682
Total revenues	243,569	241,452
Cost of revenues:
Product licenses	3,878	3,419
Subscription services	6,694	6,439
Total product licenses and subscription services	10,572	9,858
Product support	9,606	8,876
Other services	30,047	28,773
Total cost of revenues	50,225	47,507
Gross profit	193,344	193,945
Operating expenses:
Sales and marketing	102,313	81,208
Research and development	48,642	37,987
General and administrative	43,471	39,839
Total operating expenses	194,426	159,034
(Loss) income from operations	(1,082)	34,911
Interest income, net	5,257	2,000
Other income (expense), net	2,867	(4,474)
Income before income taxes	7,042	32,437
Provision for income taxes	541	6,927
Net income	6,501	25,510
Basic earnings per share (1)	$0.57	$2.23
Weighted average shares outstanding used in computing basic earnings per share	11,453	11,441
Diluted earnings per share (1)	$0.57	$2.20
Weighted average shares outstanding used in computing diluted earnings per share	11,488	11,593

(2)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	June 30,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Net income	$4,828	$9,953
Other comprehensive income, net of applicable taxes:
Foreign currency translation adjustment	(3,892)	2,257
Total other comprehensive (loss) income	(3,892)	2,257
Comprehensive income	$936	$12,210

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Net income	$6,501	$25,510
Other comprehensive income, net of applicable taxes:
Foreign currency translation adjustment	(2,452)	3,305
Unrealized loss on short-term investments	0	(30)
Total other comprehensive (loss) income	(2,452)	3,275
Comprehensive income	$4,049	$28,785

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Operating activities:
Net income	$6,501	$25,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,870	8,540
Bad debt expense	948	1,835
Deferred taxes	(5,758)	(3,654)
Share-based compensation expense	8,121	6,889
Changes in operating assets and liabilities:
Accounts receivable	5,044	16,033
Prepaid expenses and other current assets	453	(992)
Deposits and other assets	(344)	(275)
Accounts payable and accrued expenses	(7,775)	(15,472)
Accrued compensation and employee benefits	(3,015)	(10,712)
Deferred revenue and advance payments	10,502	11,058
Other long-term liabilities	4,780	(1,647)
Net cash provided by operating activities	23,327	37,113
Investing activities:
Proceeds from redemption of short-term investments	245,680	151,860
Purchases of property and equipment	(2,644)	(1,467)
Purchases of short-term investments	(596,376)	(216,602)
Net cash used in investing activities	(353,340)	(66,209)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	2,471	1,677
Payments on capital lease obligations and other financing arrangements	(9)	(12)
Net cash provided by financing activities	2,462	1,665
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,240)	5,246
Net decrease in cash, cash equivalents, and restricted cash	(329,791)	(22,185)
Cash, cash equivalents and restricted cash, beginning of period	421,182	402,712
Cash, cash equivalents and restricted cash, end of period	$91,391	$380,527

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Product Licenses

The Company sells different types of on-premise business intelligence software, licensed on a term or perpetual basis.  Although license arrangements are sold with product support, the software is fully functional at the outset of the arrangement and is considered a distinct performance obligation.  Revenue from product license sales is recognized when control of the software license has transferred to the customer, which is the later of delivery or commencement of the license term.  The Company may also sell through resellers and original equipment manufacturers (“OEMs”) who purchase the Company’s products for resale.  In reseller arrangements, revenue is recognized when control of the product is transferred to the end user.  In OEM arrangements, revenue is recognized upon delivery to the OEM.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal will not occur.  The amount of variable consideration excluded from the transaction price was not material for the three and six months ended June 30, 2018 and 2017. The Company’s estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to its transaction prices, but such true-up adjustments are not expected to be material.  The Company has the following sources of variable consideration:

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

The Company provides a standard software assurance warranty to repair, replace, or refund software that does not perform in accordance with documentation. The standard software assurance warranty period is generally less than one year.  Assurance warranty claims were not material for the three and six months ended June 30, 2018 and 2017.

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

The Company often provides options to purchase future products or services at a discount. The Company analyzes the option price against the previously established SSP of the goods or services to determine if the options represent material rights that should be accounted for as separate performance obligations.  In general, options sold at or above SSP are not considered separate performance obligations because the customer could have received that right without entering into the contract.  If a material right exists, revenue associated with the option is recognized when the future goods or services are transferred, or when the option expires. During the three and six months ended June 30, 2018 and 2017, rights arising from future purchase options have not been material.

Incremental Costs to Obtain Customer Contracts

Incremental costs incurred to obtain contracts with customers include certain variable compensation (e.g., commissions and bonuses) paid to the Company’s sales team.  Although the Company may bundle its goods and services into one contract, commissions are individually determined on each distinct good or service in the contract.  The Company expenses as incurred those amounts earned on consulting and education services, which are generally performed within a one-year period and primarily sold on a standalone basis. The Company also expenses as incurred those amounts earned on product license sales, since the amount is earned when the license is delivered. The Company capitalizes those amounts earned on product support and amortizes the costs over a period of time that is consistent with the pattern of transfer of the product support to the customer, which the Company has determined to be a period of three years. Although the Company typically sells product support for a period of one year, a majority of customers renew their product support arrangements.  Three years is generally the period after which platforms are no longer supported by the Company's support team and when customers generally choose to upgrade their software platform.  The Company does not pay variable compensation on product support renewals.  Variable compensation earned on subscription cloud services are expensed as incurred due to their immaterial nature. As of June 30, 2018 and December 31, 2017, capitalized costs to obtain customer contracts, net of accumulated amortization, were $4.0 million and $4.5 million, respectively, and are presented within “Deposits and other assets” in the Consolidated Balance Sheets.  During the three and six months ended June 30, 2018 and 2017, amortization expense related to these capitalized costs were $0.4 million and $1.1 million, and $0.7 million and $1.4 million, respectively.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

(iii)

Allocating the transaction price to the performance obligations in the contract.  Under ASU 2014-09, the Company will allocate the transaction price to the various performance obligations in the contract based on their relative SSP.  Except for SSP of product support, the Company’s methodologies for estimating SSP of its various performance obligations are generally consistent with the Company’s previous methodologies used to establish vendor specific objective evidence of fair value on multiple element arrangements.  The SSP of product support will result in a difference in the allocation of the transaction price between product support and product license performance obligations. The impact from SSP-based allocations was not material to the Company’s prior or current period financial statements and is not expected to be material in future periods.

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

The following line items as of December 31, 2017 and for the three and six months ended June 30, 2017 have been adjusted in the Consolidated Financial Statements to reflect the adoption of ASU 2014-09:

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30, 2017
Consolidated Statement of Operations:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Product licenses revenue	$19,118	$(1,390)	$17,728
Sales and marketing expenses	41,419	207	41,626
Provision for income taxes	3,142	(474)	2,668
Net income	11,076	(1,123)	9,953
Diluted earnings per share	0.96	(0.10)	0.86

	Six Months Ended June 30, 2017
Consolidated Statement of Operations:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Product licenses revenue	$40,130	$244	$40,374
Product support revenues	141,256	22	141,278
Sales and marketing expenses	80,829	379	81,208
Provision for income taxes	6,607	320	6,927
Net income	25,943	(433)	25,510
Diluted earnings per share	2.24	(0.04)	2.20

	Three Months Ended June 30, 2017
Consolidated Statement of Comprehensive Income:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Net income	$11,076	$(1,123)	$9,953
Foreign currency translation adjustment	2,218	39	2,257
Comprehensive income	13,294	(1,084)	12,210

	Six Months Ended June 30, 2017
Consolidated Statement of Comprehensive Income:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Net income	$25,943	$(433)	$25,510
Foreign currency translation adjustment	3,030	275	3,305
Comprehensive income	28,943	(158)	28,785

	Six Months Ended June 30, 2017
Consolidated Statement of Cash Flows:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Net income	$25,943	$(433)	$25,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,133	1,407	8,540
Deferred taxes	(4,015)	361	(3,654)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(699)	(293)	(992)
Deposits and other assets	(274)	(1)	(275)
Accrued compensation and employee benefits	(9,685)	(1,027)	(10,712)
Deferred revenue and advance payments	11,072	(14)	11,058

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Lease accounting

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lease assets and lease liabilities be recognized for all leases, in addition to the disclosure of key information to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from an entity’s leasing arrangements.  ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys both (i) the right to obtain economic benefits from and (ii) direct the use of an identified asset for a period of time in exchange for consideration.  Under ASU 2016-02, leases are classified as either finance or operating leases. For finance leases, a lessee shall recognize in profit or loss the amortization of the lease asset and interest on the lease liability.  For operating leases, a lessee shall recognize in profit or loss a single lease cost, calculated so that the remaining cost of the lease is allocated over the remaining lease term, generally on a straight-line basis.  ASU 2016-02 requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach and is effective for interim and annual periods beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows and continues to re-evaluate its inventory of leases, including reviewing other contracts for potential embedded leases.  The Company’s current leases are primarily related to office space in the United States and foreign locations and are classified as operating leases under generally accepted accounting principles. The Company plans to elect the package of practical expedients described in ASU 2016-02, which includes not reassessing the lease classification on these existing leases.  The Company has also selected a lease management system and is currently validating the completeness and accuracy of the relevant lease information within the system.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at June 30, 2018 were $609.2 million, $609.2 million, and $608.6 million, respectively.  The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2017 were $254.9 million, $254.9 million, and $254.8 million, respectively.  The gross unrecognized holding gains and losses were not material for each of the three and six months ended June 30, 2018 and 2017.  No other-than-temporary impairments related to these investments have been recognized as of June 30, 2018 and December 31, 2017.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2018	2017
		(as adjusted)
Billed and billable	$129,034	$169,554
Less: allowance for doubtful accounts	(3,919)	(4,190)
Accounts receivable, net	$125,115	$165,364

The Company maintains an allowance for doubtful accounts which represents its best estimate of probable losses inherent in the accounts receivable balances.  The Company evaluates specific accounts when it becomes aware that a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy.  In addition, the Company periodically adjusts this allowance based on its review and assessment of the aging of receivables. For the three and six months ended June 30, 2018 and 2017, the Company’s bad debt expense and write-offs totaled $0.8 million and $0.9 million, and $0.8 million and $1.8 million, respectively.

In contrast, rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset will transfer to accounts receivable and a true-up adjustment will be recorded to revenue.  During the three and six months ended June 30, 2018 and 2017, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $0.5 million and $1.2 million in accrued sales and usage-based royalty revenue, as of June 30, 2018 and December 31, 2017, respectively.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2018	2017
		(as adjusted)
Current:
Deferred product licenses revenue	$1,819	$3,760
Deferred subscription services revenue	13,847	17,324
Deferred product support revenue	151,909	168,185
Deferred other services revenue	7,783	9,465
Total current deferred revenue and advance payments	$175,358	$198,734

Non-current:
Deferred product licenses revenue	$794	$820
Deferred subscription services revenue	9	126
Deferred product support revenue	3,950	4,826
Deferred other services revenue	1,063	628
Total non-current deferred revenue and advance payments	$5,816	$6,400

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three and six months ended June 30, 2018 and 2017, the Company recognized revenues of $56.8 million and $131.3 million, and $55.7 million and $130.5 million, respectively, from amounts included in the total current deferred revenue and advance payments balances at the beginning of the respective year.  For the three and six months ended June 30, 2018 and 2017, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

As of June 30, 2018, the Company had an aggregate transaction price of $181.2 million allocated to unsatisfied performance obligations related to product support, subscription services, other services, and product licenses contracts.  The Company expects to recognize $175.4 million within the next year and $5.8 million thereafter.

(5) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of June 30, 2018 or December 31, 2017.

The Company leases office space and computer and other equipment under operating lease agreements.  Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees.  Several of these leases include options for renewal or purchase.  The Company does not have any material capital leases.  The Company leases approximately 214,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. In January 2018, the Company amended the lease to extend the lease term through December 2030. The amended lease also provides for certain tenant allowances and incentives. At June 30, 2018 and December 31, 2017, deferred rent of $27.3 million and $8.5 million, respectively, was included in other long-term liabilities.

As a result of the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), the Company estimated and recorded a one-time $40.3 million tax expense related to the mandatory deemed repatriation transition tax (“Transition Tax”) during the year ended December 31, 2017.  At June 30, 2018, $32.5 million of the Transition Tax was unpaid and was included in “Other long-term liabilities.”

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

(6) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”).  In April 2018, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2023, although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three and six months ended June 30, 2018 and 2017, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.  As of June 30, 2018, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

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

As of June 30, 2018, the Company had unrecognized tax benefits of $4.1 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.  If recognized, $3.6 million of these unrecognized tax benefits would impact the effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of June 30, 2018, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.7 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30,	December 31,
	2018	2017
		(as adjusted)
Deferred tax assets, net of deferred tax liabilities	$15,772	$10,308
Valuation allowance	(1,015)	(1,015)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$14,757	$9,293

The valuation allowance as of June 30, 2018 and December 31, 2017 related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2018 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2018.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2018, the Company recorded a provision for income taxes of $0.5 million that resulted in an effective tax rate of 7.7%, as compared to a provision for income taxes of $6.9 million that resulted in an effective tax rate of 21.4% for the six months ended June 30, 2017. The change in the effective tax rate in 2018 is mainly due to the change in the expected proportion of U.S. versus foreign income and the decrease in U.S. corporate tax rate.

The Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  GAAP allows the Company to either: (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into its measurement of deferred taxes (the “deferred method”).  The Company has elected the period cost method. The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

estimated the impact of the GILTI tax and FDII deduction in determining its 2018 annual effective tax rate that is reflected in its provision for income taxes for the six months ended June 30, 2018.  The Company will continue to refine its calculation for the GILTI tax and FDII deduction in future quarters. The Tax Act also imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries of the Company.

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

The Company’s accounting for certain elements of the Tax Act was incomplete as of December 31, 2017 and remains incomplete as of June 30, 2018. However, the Company was able to make reasonable estimates of certain tax effects and recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional discrete net tax expense of $40.3 million, of which $32.5 million and $36.8 million were recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively, related to the one-time Transition Tax. To determine the Transition Tax, the Company must determine the amount of post-1986 accumulated E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company has not made any further measurement period adjustments related to the Transition Tax. However, the Company expects to revise its estimates of E&P and associated non-U.S. income taxes throughout 2018 as the Company continues to analyze the impact of foreign exchange gains or losses and gathers support for non-U.S. income taxes paid.  As the Company accumulates and processes data to finalize the underlying calculations, and as regulators issue further guidance, the Company’s estimates may change during 2018.  The Company will continue to refine such amounts within the measurement period allowed, which it expects to complete no later than December 31, 2018.  Likewise, while the Company was able to make a reasonable estimate of the impact of the reduced U.S. corporate tax rate, its effective tax rate may be affected by other aspects of the Tax Act, including, but not limited to, the impact of the Tax Act on state taxes.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries.  U.S. federal tax laws require the Company to include in its U.S. taxable income certain investment income earned outside of the United States in excess of certain limits (“Subpart F deemed dividends”).  Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the United States and no additional tax is incurred on the distribution.  As of June 30, 2018 and December 31, 2017, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $300.1 million and $293.8 million, respectively, and by the Company’s non-U.S. entities was $399.5 million and $381.4 million, respectively.  If the cash and cash equivalents and short-term investments held by the Company’s non-U.S. entities were to be repatriated to the United States, after taking into account the $40.3 million Transition Tax recorded during the year ended December 31, 2017, the Company does not expect such repatriation to generate any additional U.S. federal taxable income to the Company.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  In March 2018, the Board of Directors authorized, and in May 2018 the Company’s stockholders approved, a further amendment to the 2013 Equity Plan to, among other things, increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 1,700,000 shares to 2,300,000 shares. As of June 30, 2018, there were 565,000 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

During the second quarter of 2018, stock options to purchase an aggregate of 102,500 shares of class A common stock were granted pursuant to the 2013 Equity Plan. As of June 30, 2018, there were options to purchase 1,481,233 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended June 30, 2018:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of April 1, 2018	1,463	$140.83
Granted	103	128.27
Exercised	(21)	121.13	$196
Forfeited/Expired	(64)	163.25
Balance as of June 30, 2018	1,481	$139.26
Exercisable as of June 30, 2018	724	137.07	3,316	5.7
Expected to vest as of June 30, 2018	757	141.36	19	9.3
Total	1,481	$139.26	3,335	7.5

Stock options outstanding as of June 30, 2018 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2018
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$117.85 - $120.00	23	$118.50	5.8
$120.01 - $150.00	1,109	$126.92	7.9
$150.01 - $180.00	178	$167.68	4.9
$180.01 - $201.25	171	$192.39	7.9
Total	1,481	$139.26	7.5

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

An aggregate of 157,500 stock options with an aggregate fair value of $8.9 million vested during the three months ended June 30, 2018. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $50.76 and $72.78 for each share subject to a stock option granted during the three months ended June 30, 2018 and 2017, respectively, based on the following assumptions:

	Three months ended
	June 30,
	2018	2017
Expected term of options in years	6.3	6.3
Expected volatility	34.6% - 34.9%	37.4%
Risk-free interest rate	2.7% - 2.8%	1.9%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2018, the Company recognized approximately $3.4 million and $8.1 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and six months ended June 30, 2017, the Company recognized approximately $3.8 million and $6.9 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan.  As of June 30, 2018, there was approximately $37.6 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.3 years.

Other stock-based awards

During the second quarter of 2018, the Company granted certain awards characterized as “other stock-based awards” under the 2013 Equity Plan.  These other stock-based awards are similar to stock options, but these awards are settled in cash only and not in shares of the Company’s class A common stock.  Upon exercise of this award, the participant would be entitled to receive an amount in cash equal to the fair market value of the Company’s class A common stock in excess of a stated exercise price. These awards vest in equal annual installments over a four-year period (unless accelerated upon a change in control event (as defined in the applicable award agreement) or otherwise in accordance with the provisions of the 2013 Equity Plan or applicable award agreement). During the second quarter of 2018, the Company granted such other stock-based awards with respect to an aggregate of 10,000 underlying shares of class A common stock with a weighted average exercise price per share of $129.90 pursuant to the 2013 Equity Plan.  Similar to stock option awards, the Company recognizes share-based compensation expense associated with these awards on a straight-line basis over the award’s requisite service period (generally, the vesting period), with share-based compensation expense based on the fair value of the award estimated using the Black-Scholes option pricing model.  However, due to the required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period with resulting adjustments to share-based compensation expense recorded until the earlier of settlement or expiration.  For each of the three and six months ended June 30, 2018, the Company did not recognize a material amount in share-based compensation expense from these awards. As of June 30, 2018, there was approximately $0.5 million of total unrecognized share-based compensation expense related to these awards.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.9 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

(9) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three and six months ended June 30, 2018, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 938,000 and 830,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.  For the three and six months ended June 30, 2017, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 401,000 and 373,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended June 30, 2018
Total revenues	$68,025	$38,008	$14,569	$120,602
Gross profit	$53,239	$30,246	$12,077	$95,562
Three months ended June 30, 2017 (as adjusted)
Total revenues	$73,238	$34,024	$11,958	$119,220
Gross profit	$58,107	$27,023	$9,715	$94,845
Six months ended June 30, 2018
Total revenues	$140,104	$76,206	$27,259	$243,569
Gross profit	$110,290	$60,761	$22,293	$193,344
Six months ended June 30, 2017 (as adjusted)
Total revenues	$148,802	$67,752	$24,898	$241,452
Gross profit	$119,162	$54,229	$20,554	$193,945
As of June 30, 2018
Long-lived assets	$50,722	$5,595	$2,713	$59,030
As of December 31, 2017 (as adjusted)
Long-lived assets	$55,355	$5,626	$2,288	$63,269

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and six months ended June 30, 2018 and 2017, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2018 and 2017, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2018 and December 31, 2017, no individual foreign country accounted for 10% or more of total consolidated assets.

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

MicroStrategy 10™, our flagship platform offering, consolidates analytics and mobility in a single unified platform. The MicroStrategy 10 platform is available on Windows, Linux and Amazon Web Services (“AWS”), and as a hosted service offering through MicroStrategy Cloud™. Our platform offers a comprehensive suite of business intelligence functionality, from data discovery to mobile analytics, data mining, Big Data analytics, enterprise reporting and powerful identity intelligence generated by digital credentials. MicroStrategy 10 builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster. MicroStrategy 10 consists of MicroStrategy Analytics™, MicroStrategy Mobile™, and Usher®.

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

Usher delivers to its users unique mobile identity badges, each cryptographically linked to its owner’s smartphone and dynamically linked to the enterprise’s existing identity repositories, that are highly secure and convenient for organizations to deploy.  Usher badges work on standard smartphones running on iOS or the Android platform and include an Apple Watch integration.  Through the use of Bluetooth, QR codes, NFC tags, biometrics, push notifications, time-limited PIN codes, and other authentication methods, Usher badge users can log into applications, VPNs, and workstations, unlock doors and other physical gateways, and validate each other’s identities.  Usher badge users are also able to scan barcodes for asset tracking applications.  Usher can additionally serve as a powerful enterprise productivity tool with Usher Professional™, a dynamic and searchable user directory that facilitates communication among users, and gives managers insight into the location and activity of their distributed workforce. Usher Professional users with the administrator role can view badge user activity on a nearly real-time map and manage or direct their workforce by engaging in two-way communication with badge users.  In the enterprise Internet of Things (“EIoT”) paradigm, interactions between Usher users and enterprise resources generate real-time physical and logical telemetry, which can be efficiently harnessed in Usher Analytics™, creating actionable intelligence.  By delivering strong yet convenient authentication that can be extended to nearly every corporate system, Usher can uncover insights, reduce infrastructure complexity, and secure assets—all to help businesses flourish in the age of connected devices and connected people.  Usher addresses some of the biggest challenges facing corporations today, including multi-factor authentication, identity and access management, and resource authorization, while applying industry-leading business intelligence and analytics to an enterprise’s infrastructure.

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

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Revenues
Product licenses	$19,292	$17,728	$36,593	$40,374
Subscription services	7,584	8,346	15,246	16,118
Total product licenses and subscription services	26,876	26,074	51,839	56,492
Product support	73,676	70,766	148,091	141,278
Other services	20,050	22,380	43,639	43,682
Total revenues	120,602	119,220	243,569	241,452
Cost of revenues
Product licenses	1,667	1,747	3,878	3,419
Subscription services	3,445	3,400	6,694	6,439
Total product licenses and subscription services	5,112	5,147	10,572	9,858
Product support	4,810	4,542	9,606	8,876
Other services	15,118	14,686	30,047	28,773
Total cost of revenues	25,040	24,375	50,225	47,507
Gross profit	95,562	94,845	193,344	193,945
Operating expenses
Sales and marketing	50,978	41,626	102,313	81,208
Research and development	25,082	19,561	48,642	37,987
General and administrative	21,299	19,582	43,471	39,839
Total operating expenses	97,359	80,769	194,426	159,034
(Loss) income from operations	$(1,797)	$14,076	$(1,082)	$34,911

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

•

launching MicroStrategy Library™, a personalized interface for business users to access Dossier apps, which lets users quickly locate the content they need by scanning thumbnail tiles or using our advanced search functionality to locate specific dossiers, objects, or visualizations;

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

•

releasing MicroStrategy Workstation, a client tool for both PC and Mac that complements the tasks performed by MicroStrategy Web and offers all the features of MicroStrategy Desktop, while also allowing administrators to manage users, user groups, reports, documents, and datasets and assign user roles;

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

As part of our efforts to take greater advantage of the opportunities in the market and grow our market share, we expect to continue sales and marketing expenditures at the current pace and to further increase research and development expenditures as we invest in our technology products and personnel in future periods.

As of June 30, 2018, we had a total of 2,380 employees, of whom 1,179 were based in the United States and 1,201 were based internationally.  Of our 2,380 employees, 687 were engaged in sales and marketing, 651 in research and development, 720 in subscription, product support, consulting, and education services, and 322 in finance, administration, and corporate operations.  The following table summarizes employee headcount, as of the dates indicated:

	June 30,	December 31,	June 30,
	2018	2017	2017
Subscription services	54	53	49
Product support	184	172	176
Consulting	443	441	448
Education	39	41	42
Sales and marketing	687	652	642
Research and development	651	559	526
General and administrative	322	298	301
Total headcount	2,380	2,216	2,184

We lease approximately 214,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. In January 2018, we amended the lease on this property to extend the lease term through December 2030. We recognize lease expense on continuing operating leases ratably over the term of the applicable lease.

As discussed in Note 8, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock and certain other stock-based awards under our 2013 Equity Plan.  Share-based compensation expense (in thousands) from these awards was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of product support revenues	$81	$0	$128	$0
Cost of consulting revenues	17	0	26	0
Cost of education revenues	49	0	77	0
Sales and marketing	658	628	1,722	918
Research and development	789	505	1,424	900
General and administrative	1,784	2,641	4,744	5,071
Total share-based compensation expense	$3,378	$3,774	$8,121	$6,889

As of June 30, 2018, we estimated that approximately $38.1 million of additional share-based compensation expense for awards granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 3.3 years.

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

Non-GAAP Financial Measures

We are providing a supplemental financial measure for (loss) income from operations that excludes the impact of our share-based compensation arrangements. This financial measure is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this financial measure may not be comparable to similarly titled measures of other companies.  Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that this non-GAAP financial measure is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes a significant non-cash expense that we believe is not reflective of our general business performance.  In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies.  Therefore, we believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Reconciliation of non-GAAP (loss) income from operations:
(Loss) income from operations	$(1,797)	$14,076	$(1,082)	$34,911
Share-based compensation expense	3,378	3,774	8,121	6,889
Non-GAAP income from operations	$1,581	$17,850	$7,039	$41,800

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
International product licenses revenues	$200	$(215)	$664	$(207)
International subscription services revenues	99	(95)	272	(231)
International product support revenues	1,194	(825)	4,108	(1,510)
International other services revenues	399	(265)	1,593	(562)
Cost of product support revenues	59	(59)	199	(115)
Cost of other services revenues	358	(90)	1,259	(209)
Sales and marketing expenses	628	(415)	1,961	(731)
Research and development expenses	361	(177)	759	(351)
General and administrative expenses	158	(150)	511	(303)

For example, if there had been no change to foreign currency exchange rates from 2017 to 2018, international product licenses revenues would have been $11.1 million rather than $11.3 million and $16.8 million rather than $17.4 million for the three and six months ended June 30, 2018, respectively.  If there had been no change to foreign currency exchange rates from 2017 to 2018, international product support revenues would have been $28.8 million rather than $30.0 million and $57.2 million rather than $61.3 million for the three and six months ended June 30, 2018, respectively.  If there had been no change to foreign currency exchange rates from 2017 to 2018, sales and marketing expenses would have been $50.4 million rather than $51.0 million and $100.4 million rather than $102.3 million for the three and six months ended June 30, 2018, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change
		(as adjusted)			(as adjusted)
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$7,953	$10,381	-23.4%	$19,149	$24,454	-21.7%
International	11,339	7,347	54.3%	17,444	15,920	9.6%
Total product licenses revenues	19,292	17,728	8.8%	36,593	40,374	-9.4%
Subscription Services
Domestic	5,889	6,632	-11.2%	11,966	12,945	-7.6%
International	1,695	1,714	-1.1%	3,280	3,173	3.4%
Total subscription services revenues	7,584	8,346	-9.1%	15,246	16,118	-5.4%
Total product licenses and subscription services revenues	$26,876	$26,074	3.1%	$51,839	$56,492	-8.2%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	3	1	4	3
Between $0.5 million and $1.0 million in licenses revenue recognized	3	1	7	5
Total	6	2	11	8
Domestic:
More than $1.0 million in licenses revenue recognized	1	1	2	3
Between $0.5 million and $1.0 million in licenses revenue recognized	1	1	4	3
Total	2	2	6	6
International:
More than $1.0 million in licenses revenue recognized	2	0	2	0
Between $0.5 million and $1.0 million in licenses revenue recognized	2	0	3	2
Total	4	0	5	2

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change
		(as adjusted)			(as adjusted)
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$3,901	$1,100	254.6%	$4,956	$5,154	-3.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,175	758	186.9%	4,742	3,136	51.2%
Less than $0.5 million in licenses revenue recognized	13,216	15,870	-16.7%	26,895	32,084	-16.2%
Total	19,292	17,728	8.8%	36,593	40,374	-9.4%
Domestic:
More than $1.0 million in licenses revenue recognized	1,794	1,100	63.1%	2,849	5,154	-44.7%
Between $0.5 million and $1.0 million in licenses revenue recognized	610	758	-19.5%	2,620	1,961	33.6%
Less than $0.5 million in licenses revenue recognized	5,549	8,523	-34.9%	13,680	17,339	-21.1%
Total	7,953	10,381	-23.4%	19,149	24,454	-21.7%
International:
More than $1.0 million in licenses revenue recognized	2,107	0	n/a	2,107	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	1,565	0	n/a	2,122	1,175	80.6%
Less than $0.5 million in licenses revenue recognized	7,667	7,347	4.4%	13,215	14,745	-10.4%
Total	$11,339	$7,347	54.3%	$17,444	$15,920	9.6%

Product licenses revenues increased $1.6 million and decreased $3.8 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year.  For the three months ended June 30, 2018 and 2017, product licenses transactions with more than $0.5 million in recognized revenue represented 31.5% and 10.5%, respectively, of our product licenses revenues.  For the six months ended June 30, 2018, our top three product licenses transactions totaled $3.9 million in recognized revenue, or 10.8% of total product licenses revenues, compared to $5.2 million, or 12.8% of total product licenses revenues, for the six months ended June 30, 2017.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $2.4 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a decrease in the average deal size of transactions with less than $1.0 million in recognized revenue, partially offset by an increase in the average deal size of transactions with more than $1.0 million in recognized revenue.

Domestic product licenses revenues decreased $5.3 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue and a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million.

International product licenses revenues.  International product licenses revenues increased $4.0 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue.

International product licenses revenues increased $1.5 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.  Subscription services revenues decreased $0.8 million and $0.9 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year, primarily due to a decrease in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change
					(as adjusted)
Product Support Revenues:
Domestic	$43,681	$43,735	-0.1%	$86,825	$87,296	-0.5%
International	29,995	27,031	11.0%	61,266	53,982	13.5%
Total product support revenues	$73,676	$70,766	4.1%	$148,091	$141,278	4.8%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues increased $2.9 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $1.2 million favorable foreign currency exchange impact and new product and premium support contracts. Product support revenues increased $6.8 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $4.1 million favorable foreign currency exchange impact and new product and premium support contracts. See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the foreign currency exchange impact on our results of operations for the three and six months ended June 30, 2018.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change
Other Services Revenues:
Consulting
Domestic	$8,986	$10,750	-16.4%	$19,291	$20,796	-7.2%
International	8,724	9,041	-3.5%	19,706	18,041	9.2%
Total consulting revenues	17,710	19,791	-10.5%	38,997	38,837	0.4%
Education	2,340	2,589	-9.6%	4,642	4,845	-4.2%
Total other services revenues	$20,050	$22,380	-10.4%	$43,639	$43,682	-0.1%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues decreased $2.1 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide, partially offset by a $0.4 million favorable foreign currency exchange impact. Consulting revenues increased $0.2 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $1.4 million favorable foreign currency exchange impact, partially offset by a decrease in billable hours worldwide.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues decreased $0.2 million for each of the three and six months ended June 30, 2018, as compared to the same periods in the prior year, primarily due to a decrease in overall contract values.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,667	$1,747	-4.6%	$3,878	$3,419	13.4%
Subscription services	3,445	3,400	1.3%	6,694	6,439	4.0%
Total product licenses and subscription services	5,112	5,147	-0.7%	10,572	9,858	7.2%
Product support	4,810	4,542	5.9%	9,606	8,876	8.2%
Other services:
Consulting	13,542	12,867	5.2%	26,863	25,284	6.2%
Education	1,576	1,819	-13.4%	3,184	3,489	-8.7%
Total other services	15,118	14,686	2.9%	30,047	28,773	4.4%
Total cost of revenues	$25,040	$24,375	2.7%	$50,225	$47,507	5.7%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues did not materially change for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 10, which became fully amortized in May 2018, partially offset by a $0.3 million increase in royalties paid to third-party software vendors.  Cost of product licenses revenues increased $0.5 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $0.6 million increase in royalties paid to third-party software vendors and a $0.4 million increase in referral fees related to channel partners, partially offset by a $0.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 10, which became fully amortized in May 2018.  As of June 30, 2018, our capitalized software development costs have been fully amortized.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues did not materially change for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $0.2 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.3 million decrease in facility and other related support costs.  Subscription services headcount increased 10.2% to 54 at June 30, 2018 from 49 at June 30, 2017.

Cost of subscription services revenues increased $0.3 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $0.5 million increase in compensation and related costs due to an increase in staffing levels and a $0.2 million increase in third-party hosting service provider fees, partially offset by a $0.5 million decrease in facility and other related support costs.

Cost of product support revenues.  Cost of product support revenues consists of product support personnel and related overhead costs.  Cost of product support revenues increased $0.3 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $0.2 million increase in compensation and related costs due to an increase in staffing levels. Product support headcount increased 4.5% to 184 at June 30, 2018 from 176 at June 30, 2017.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of product support revenues, will continue to be a recurring expense.  As of June 30, 2018, we estimated that approximately $1.2 million of additional share-based compensation expense will be recognized as cost of product support revenues over a remaining weighted average period of 3.6 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Cost of product support revenues increased $0.7 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $0.5 million increase in compensation and related costs due to an increase in staffing levels.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues increased $0.7 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $0.5 million increase in compensation and related costs. Included in cost of consulting revenues is an aggregate $0.3 million unfavorable foreign currency exchange impact. Consulting headcount decreased 1.1% to 443 at June 30, 2018 from 448 at June 30, 2017.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of consulting revenues, will continue to be a recurring expense.  As of June 30, 2018, we estimated that approximately $0.2 million of additional share-based compensation expense will be recognized as cost of consulting revenues over a remaining weighted average period of 3.6 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Cost of consulting revenues increased $1.6 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $1.4 million increase in compensation and related costs. Included in cost of consulting revenues is an aggregate $1.2 million unfavorable foreign currency exchange impact.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues decreased $0.2 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $0.1 million decrease in facility and other related support costs. Education headcount decreased 7.1% to 39 at June 30, 2018 from 42 at June 30, 2017.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of education revenues, will continue to be a recurring expense.  As of June 30, 2018, we estimated that approximately $0.7 million of additional share-based compensation expense will be recognized as cost of education revenues over a remaining weighted average period of 3.6 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Cost of education revenues decreased $0.3 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $0.3 million decrease in facility and other related support costs.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change
		(as adjusted)			(as adjusted)
Sales and marketing expenses	$50,978	$41,626	22.5%	$102,313	$81,208	26.0%

Sales and marketing expenses increased $9.4 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $4.7 million increase in marketing and advertising costs, a $2.7 million increase in compensation and related costs due to an increase in staffing levels, a $1.0 million increase in the amortization of capitalized variable compensation, net of newly capitalized amounts, a $0.3 million increase in subcontractor costs, a $0.3 million increase in recruiting costs, and a $0.2 million increase in facility and other related support costs. The increase in sales and marketing expenses reflects our previously announced strategy to seek to take greater advantage of the opportunities in the market by increasing our sales and marketing expenditures. Share-based compensation expense did not materially change for the three months ended June 30, 2018, as compared to the same period in the prior year, due to the grant of additional awards under the 2013 Equity Plan, substantially offset by reversals of previously recorded share-based compensation expense due to pre-vesting forfeitures of certain stock options. Included in sales and marketing expenses for the three months ended June 30, 2018 is an aggregate $0.6 million unfavorable foreign currency exchange impact. Sales and marketing headcount increased 7.0% to 687 at June 30, 2018 from 642 at June 30, 2017. We expect sales and marketing expenses to continue at the current pace in future periods as described in the “Overview” section above.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as sales and marketing expense, will continue to be a significant recurring expense.  As of June 30, 2018, we estimated that approximately $11.5 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.5 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Sales and marketing expenses increased $21.1 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $9.6 million increase in marketing and advertising costs, a $5.5 million increase in compensation and related costs due to an increase in staffing levels, a $2.9 million increase in travel and entertainment expenditures, a $1.1 million increase in the amortization of capitalized variable compensation, net of newly capitalized amounts, a $0.8 million net increase in share-based compensation expense, a $0.7 million increase in facility and other related support costs, a $0.4 million increase in subcontractor costs, and a $0.3 million increase in recruiting costs, partially offset by a $0.3 million decrease in non-income taxes. The $0.8 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by a reversal of previously recorded share-based compensation expense due to pre-vesting forfeitures of certain stock options. Included in sales and marketing expenses for the six months ended June 30, 2018 is an aggregate $2.0 million unfavorable foreign currency exchange impact.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change
Research and development expenses	$25,082	$19,561	28.2%	$48,642	$37,987	28.0%
Amortization of capitalized software development costs included in cost of product licenses revenues	$1,000	$1,500	-33.3%	$2,499	$2,999	-16.7%

Research and development expenses increased $5.5 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $4.2 million increase in compensation and related costs due to an increase in staffing levels, a $0.7 million increase in recruiting costs, a $0.5 million increase in facility and other related support costs, and a $0.3 million net increase in share-based compensation expense. The increase in research and development expenses reflects our previously announced strategy to seek to take greater advantage of the opportunities in the market by increasing our research and development expenditures as we invest in our technology products and personnel. The $0.3 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan. Research and development headcount increased 23.8% to 651 at June 30, 2018 from 526 at June 30, 2017.  We expect to further increase our investment in our technology products and personnel in future periods as described in the “Overview” section above.  We have significantly accelerated the pace of our software development efforts and increased the frequency of our software releases subsequent to the release of MicroStrategy 10, which has resulted in our software development costs in recent periods being expensed as incurred.  We do not expect to capitalize material software development costs in the near term.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as research and development expense, will continue to be a significant recurring expense.  As of June 30, 2018, we estimated that approximately $7.8 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 3.1 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses increased $10.7 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $7.5 million increase in compensation and related costs due to an increase in staffing levels, a $1.2 million increase in facility and other related support costs, a $1.2 million increase in recruiting costs, a $0.5 million net increase in share-based compensation expense, and a $0.2 million increase in consulting and advisory costs. The $0.5 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change
General and administrative expenses	$21,299	$19,582	8.8%	$43,471	$39,839	9.1%

General and administrative expenses increased $1.7 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $0.9 million increase in subcontractor costs, a $0.7 million increase in compensation and related costs due to an increase in staffing levels, a $0.4 million increase in employee relations expenses, a $0.3 million increase in recruiting costs, a $0.2 million increase in travel and entertainment expenditures, and a $0.2 million increase in facility and other related support costs, partially offset by a $0.9 million net decrease in share-based compensation expense. The $0.9 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested in the second quarter of 2018, partially offset by the grant of additional awards under the 2013 Equity Plan.  General and administrative headcount increased 7.0% to 322 at June 30, 2018 from 301 at June 30, 2017.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense.  As of June 30, 2018, we estimated that approximately $16.7 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 3.2 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

General and administrative expenses increased $3.6 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a $1.7 million increase in subcontractor costs, a $0.8 million increase in compensation and related costs due to an increase in staffing levels, a $0.7 million increase in recruiting costs, a $0.5 million increase in travel and entertainment expenditures, a $0.4 million increase in employee relations expenses, and a $0.3 million increase in facility and other related support costs, partially offset by a $0.4 million decrease in aircraft-related operating costs, and a $0.3 million net decrease in share-based compensation expense. The $0.3 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested in the second quarter of 2018, partially offset by the grant of additional awards under the 2013 Equity Plan.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of foreign currency transaction gains and losses.  For the three and six months ended June 30, 2018, other income, net, of $4.5 million and $2.9 million, respectively, were comprised primarily of foreign currency transaction net gains arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

For the three and six months ended June 30, 2017, other expense, net, of $2.6 million and $4.5 million, respectively, were comprised primarily of foreign currency transaction net losses arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

Provision for income taxes

We have estimated an annual effective tax rate for the full fiscal year 2018 and applied that rate to the income before income taxes in determining the provision for income taxes for the six months ended June 30, 2018.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2018, we recorded a provision for income taxes of $0.5 million that resulted in an effective tax rate of 7.7%, as compared to a provision for income taxes of $6.9 million that resulted in an effective tax rate of 21.4% for the six months ended June 30, 2017.  The change in the effective tax rate in 2018 is mainly due to a decrease in the corporate tax rate from 35% to 21% resulting from the Tax Act and the change in the expected proportion of U.S. versus foreign income.

As of June 30, 2018, we had no U.S. federal NOL carryforwards and estimated that we had $2.5 million of foreign NOL carryforwards.  As of June 30, 2018, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $14.8 million.  As of June 30, 2018, we had a valuation allowance of $1.0 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2018	2017	2017
		(as adjusted)	(as adjusted)
Current:
Deferred product licenses revenue	$1,819	$3,760	$2,320
Deferred subscription services revenue	13,847	17,324	17,741
Deferred product support revenue	151,909	168,185	156,984
Deferred other services revenue	7,783	9,465	8,681
Total current deferred revenue and advance payments	$175,358	$198,734	$185,726
Non-current:
Deferred product licenses revenue	$794	$820	$620
Deferred subscription services revenue	9	126	784
Deferred product support revenue	3,950	4,826	7,211
Deferred other services revenue	1,063	628	856
Total non-current deferred revenue and advance payments	$5,816	$6,400	$9,471
Total current and non-current:
Deferred product licenses revenue	$2,613	$4,580	$2,940
Deferred subscription services revenue	13,856	17,450	18,525
Deferred product support revenue	155,859	173,011	164,195
Deferred other services revenue	8,846	10,093	9,537
Total current and non-current deferred revenue and advance payments	$181,174	$205,134	$195,197

Total deferred revenue and advance payments decreased $24.0 million as of June 30, 2018, as compared to December 31, 2017, primarily due to the recognition of previously deferred product support, subscription services, product licenses and other services revenues. Total deferred revenue and advance payments decreased $14.0 million as of June 30, 2018, as compared to June 30, 2017, primarily due to the recognition of previously deferred product support, subscription services, other services and product licenses revenues.

We expect to recognize approximately $175.4 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of June 30, 2018 and December 31, 2017, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $300.1 million and $293.8 million, respectively, and by our non-U.S. entities was $399.5 million and $381.4 million, respectively.  We earn a significant amount of our revenues outside the United States and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities.  We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.  Under the Tax Act, our undistributed earnings (as computed for U.S. federal income tax purposes) as of December 31, 2017 are subject to the Transition Tax, which was recorded at a provisional amount of $40.3 million during the year ended December 31, 2017.  We intend to elect to pay this tax over an eight-year period beginning in 2018. If we were to elect to repatriate these amounts, after taking into account the Transition Tax described above, we do not expect such repatriation to generate any additional U.S. federal taxable income to us.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended
	June 30,		%
	2018	2017	Change
Net cash provided by operating activities	$23,327	$37,113	-37.1%
Net cash used in investing activities	$(353,340)	$(66,209)	433.7%
Net cash provided by financing activities	$2,462	$1,665	47.9%

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

Net cash provided by operating activities was $23.3 million and $37.1 million for the six months ended June 30, 2018 and 2017, respectively.  The decrease in net cash provided by operating activities during the six months ended June 30, 2018, as compared to the same period in the prior year, was due to a $19.0 million decrease in net income and a $6.4 million decrease from changes in non-cash items, offset by an $11.7 million increase from changes in operating assets and liabilities. Non-cash items consist of depreciation and amortization, bad debt expense, deferred taxes, and share-based compensation expense.

Net cash used in investing activities.  The changes in net cash used in investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment.  Net cash used in investing activities was $353.3 million and $66.2 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in net cash used in investing activities for the six months ended June 30, 2018, as compared to the same period in the prior year, was due to a $379.8 million increase in purchases of short-term investments and a $1.2 million increase in purchases of property and equipment, offset by a $93.8 million increase in proceeds from the redemption of short-term investments.

Net cash provided by financing activities.  The changes in net cash provided by financing activities primarily relate to the exercise of stock options under the 2013 Equity Plan.  Net cash provided by financing activities was $2.5 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in net cash provided by financing activities for the six months ended June 30, 2018, as compared to the same period in the prior year, was primarily due to a $0.8 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan.

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

The following table shows future minimum rent payments under noncancellable operating leases and agreements with initial terms of greater than one year and anticipated payments related to the one-time Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of June 30, 2018 (in thousands):

	Payments due by period ended June 30,
	Total	2019	2020-2021	2022-2023	Thereafter
Contractual Obligations:
Operating leases	$178,263	$18,663	$32,370	$28,096	$99,134
Transition tax	32,479	0	5,279	9,200	18,000
Total	$210,742	$18,663	$37,649	$37,296	$117,134

Unrecognized tax benefits.  As of June 30, 2018, we had $4.1 million of total gross unrecognized tax benefits, including penalty and interest accrued, recorded in other long-term liabilities.  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect a significant tax payment related to these obligations during 2018.

Off-balance sheet arrangements.  As of June 30, 2018, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. As discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements, the adoption of ASU 2016-02 is effective for interim and annual periods beginning January 1, 2019 and, amongst other changes, requires the recognition of lease assets and lease liabilities. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of June 30, 2018, we held approximately $609.2 million of investments in U.S. Treasury securities and certificates of deposit with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 43.6% and 38.6% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 42.5% and 38.4% of our total revenues for the six months ended June 30, 2018 and 2017, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is the local currency.

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

As of June 30, 2018 and December 31, 2017, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% and 0.3%, respectively. If average exchange rates during the six months ended June 30, 2018 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2018 would have decreased by 3.8%.  During the six months ended June 30, 2018, our revenues were higher by 2.8% as a result of a 7.8% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  We believe that we have maintained appropriate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018. We implemented new internal controls during fiscal year 2017 to facilitate our adoption of ASU 2014-09 and believe our existing internal control over financial reporting has not been materially affected by the adoption of ASU 2014-09 in the first half of 2018.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the six months ended June 30, 2018; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2018, we had $14.8 million of deferred tax assets, net of a $1.0 million valuation allowance. If we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Some of our competitors have longer operating histories and significantly greater financial, technical, and marketing resources than we do.  As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and marketing of their offerings than we can, such as offering certain analytics products free of charge when bundled with other software offerings.  In addition, many of our competitors have strong relationships with current and potential customers, extensive industry and specialized business knowledge, as well as corresponding proprietary technologies that they can leverage, such as multidimensional databases and enterprise resource planning repositories.  As a result, they may be able to prevent us from penetrating new accounts or expanding within existing accounts.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, OEMs, and technology partners to license and support our products.  For the six months ended June 30, 2018, transactions by channel partners for which we recognized revenues accounted for 21.7% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and non-current deferred revenue and advance payments totaled $181.2 million as of June 30, 2018.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 43.6% and 38.6% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 42.5% and 38.4% of our total revenues for the six months ended June 30, 2018 and 2017, respectively.  Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the six months ended June 30, 2018 and 2017, our top three product licenses transactions with recognized revenue totaled $3.9 million and $5.2 million, respectively, or 10.8% and 12.8% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period, or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions, and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transaction.  These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

Various federal, state, and foreign legislative, regulatory, or other government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business.  For example, in October 2015, the Court of Justice of the European Union issued a ruling that declared the U.S.-EU Safe Harbor Framework invalid.  Following this ruling, U.S. and European authorities agreed to, and in July 2016 the European Commission formally adopted, a new mechanism for lawfully transferring personal data from the European Union to the United States, referred to as the “Privacy Shield.”  In addition, in April 2016, the European Parliament and the Council of the European Union formally adopted a comprehensive general data protection regulation (“GDPR”), which took effect in May 2018.  GDPR governs data practices and privacy, establishes new requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, permits regulators to impose fines of up to 4% of global annual revenue, and establishes a private right of action.  Furthermore, a new

ePrivacy regulation, regulating electronic communications, was proposed in 2017 and is under negotiation in the European Union.  Complying with these and other changing requirements could cause us or our customers to incur substantial costs or pay substantial fines or penalties, require us to change our business practices, require us to take on more onerous obligations in our contracts, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results.  In addition, the Privacy Shield, as well as other mechanisms for lawfully transferring personal data from the European Union to the United States and certain other countries, are being challenged in European courts, which could lead to uncertainty about the legality of such transfers, or burdensome or inconsistent legal requirements.  The Privacy Shield is also subject to annual review by the European Commission and the U.S. Department of Commerce, which could result in modifications to the Privacy Shield or its enforcement, or even its invalidation.  In addition, we may be subject to a cybersecurity law that went into effect in China in June 2017 that has uncertain but broad application and imposes a number of new privacy and data security obligations, including a data localization requirement for certain types of data.  New laws or regulations restricting or limiting the collection or use of mobile data could also reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we or our third-party service providers experience a security breach and unauthorized parties obtain access to our customers’, prospects’, vendors’, or channel partners’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’, prospects’, vendors’, and channel partners’ information and data as well as our own, including in our cloud services offerings, networks, and other systems.  There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against all current or future security threats.  For example, security measures may be breached as a result of technological error, computer viruses, or third-party action, including intentional misconduct by computer hackers, physical break-ins, the actions of state actors, industrial espionage, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as user names or passwords, and employee, customer, or channel partner error or malfeasance.  We have experienced attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’ or service providers’ cloud offerings, networks, and other systems.  A security breach could result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of our customers’, prospects’, vendors’, or channel partners’ data, our data (including our proprietary information, intellectual property, or trade secrets), or our cloud services offerings, networks, or other systems.  Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate, detect, or mitigate attempted security breaches and implement adequate preventative measures.  Third parties may also conduct attacks designed to prevent access to critical data or systems through ransomware or temporarily deny customers access to our cloud services.  Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt our normal business operations, require us to spend material resources to investigate or correct the breach, require us to notify affected customers or individuals, or applicable regulators, and provide identity theft protection services to individuals under applicable laws, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and materially adversely affect our revenue and operating results.  These risks will increase as we continue to grow the number and scale of our cloud-based offerings, and process, store, and transmit increasingly large amounts of our customers’, prospects’, vendors’, channel partners’, and our own information and data, which may include proprietary or confidential data or personal or identifying information. Moreover, high-profile security breaches at other companies have increased in recent years.  If a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of business intelligence or analytics platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of July 16, 2018, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.3% of the total voting power.  As of July 16, 2018, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.5% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

In light of our status as a controlled company, our Board of Directors has determined not to establish an independent nominating committee or have its independent directors exercise the nominating function, and has elected instead to have the Board of Directors be directly responsible for nominating members of the Board.  A majority of our Board of Directors is currently comprised of independent directors, and our Board of Directors has established a Compensation Committee comprised entirely of independent directors. The Compensation Committee determines the compensation of our Chief Executive Officer.  However, our Board of Directors has authorized our Chief Executive Officer to determine the compensation of executive officers other than himself, rather than having such compensation determined by the Compensation Committee, except that certain performance-based executive officer compensation is determined by the Compensation Committee.  Awards under our 2013 Equity Plan are also approved by the Compensation Committee.  Additionally, while our Compensation Committee is empowered with the authority to retain and terminate outside counsel, compensation consultants, and other experts or consultants, it is not required to assess their independence.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 6, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our share repurchase plan.

Item 5. Other Information

On July 26, 2018, we issued a press release announcing the Company’s financial results for the quarter ended June 30, 2018. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

10.1†

Summary of Compensation for Senior Executive Vice President, Worldwide Sales (incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2018 (File No. 000-24435)).

10.2†

Agreement, dated as of April 23, 2018, by and between the registrant and David Rennyson (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (File No. 000-24435)).

10.3†	2018 Senior Executive Vice President, Worldwide Sales Compensation Plan.

10.4†	Amendment No. 4 to the MicroStrategy Incorporated 2013 Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated July 26, 2018, regarding the Company’s financial results for the quarter ended June 30, 2018.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSTRATEGY INCORPORATED

By:	/s/ Michael J. Saylor
Michael J. Saylor
Chairman of the Board of Directors,
President & Chief Executive Officer

By:	/s/ Phong Le
Phong Le
Senior Executive Vice President,
Chief Operating Officer & Chief Financial Officer

Date: July 26, 2018