Form 10-Q
period 2018-09-30
MICROSTRATEGY Inc
filed 2018-10-25
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 15, 2018 was 9,432,210 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,082	$420,244
Restricted cash	901	938
Short-term investments	587,093	254,927
Accounts receivable, net	110,761	165,364
Prepaid expenses and other current assets	27,629	19,180
Total current assets	838,466	860,653
Property and equipment, net	51,861	53,359
Capitalized software development costs, net	0	2,499
Deposits and other assets	7,549	7,411
Deferred tax assets, net	15,628	9,297
Total assets	$913,504	$933,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$23,002	$30,711
Accrued compensation and employee benefits	37,819	41,498
Deferred revenue and advance payments	151,043	198,734
Total current liabilities	211,864	270,943
Deferred revenue and advance payments	4,923	6,400
Other long-term liabilities	61,290	50,146
Deferred tax liabilities	4	4
Total liabilities	278,081	327,493
Commitments and Contingencies
Stockholders' Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,837 shares issued and 9,432 shares outstanding, and 15,817 shares issued and 9,412 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	573,474	559,918
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(8,718)	(5,659)
Retained earnings	545,833	526,633
Total stockholders' equity	635,423	605,726
Total liabilities and stockholders' equity	$913,504	$933,219

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Revenues:
Product licenses	$20,264	$22,356
Subscription services	7,240	7,725
Total product licenses and subscription services	27,504	30,081
Product support	74,463	72,881
Other services	20,185	23,048
Total revenues	122,152	126,010
Cost of revenues:
Product licenses	377	1,763
Subscription services	3,259	3,592
Total product licenses and subscription services	3,636	5,355
Product support	5,079	4,218
Other services	14,674	14,816
Total cost of revenues	23,389	24,389
Gross profit	98,763	101,621
Operating expenses:
Sales and marketing	45,429	42,005
Research and development	25,829	19,360
General and administrative	20,285	19,082
Total operating expenses	91,543	80,447
Income from operations	7,220	21,174
Interest income, net	3,441	1,449
Other income (expense), net	798	(1,903)
Income before income taxes	11,459	20,720
(Benefit from) provision for income taxes	(1,240)	2,536
Net income	12,699	18,184
Basic earnings per share (1)	$1.11	$1.59
Weighted average shares outstanding used in computing basic earnings per share	11,467	11,447
Diluted earnings per share (1)	$1.10	$1.58
Weighted average shares outstanding used in computing diluted earnings per share	11,538	11,499

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Revenues:
Product licenses	$56,857	$62,730
Subscription services	22,486	23,843
Total product licenses and subscription services	79,343	86,573
Product support	222,554	214,159
Other services	63,824	66,730
Total revenues	365,721	367,462
Cost of revenues:
Product licenses	4,255	5,182
Subscription services	9,953	10,031
Total product licenses and subscription services	14,208	15,213
Product support	14,685	13,094
Other services	44,721	43,589
Total cost of revenues	73,614	71,896
Gross profit	292,107	295,566
Operating expenses:
Sales and marketing	147,742	123,213
Research and development	74,471	57,347
General and administrative	63,756	58,921
Total operating expenses	285,969	239,481
Income from operations	6,138	56,085
Interest income, net	8,698	3,449
Other income (expense), net	3,665	(6,377)
Income before income taxes	18,501	53,157
(Benefit from) provision for income taxes	(699)	9,463
Net income	19,200	43,694
Basic earnings per share (1)	$1.68	$3.82
Weighted average shares outstanding used in computing basic earnings per share	11,458	11,443
Diluted earnings per share (1)	$1.67	$3.78
Weighted average shares outstanding used in computing diluted earnings per share	11,502	11,567

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	September 30,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Net income	$12,699	$18,184
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(607)	1,120
Total other comprehensive (loss) income	(607)	1,120
Comprehensive income	$12,092	$19,304

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Net income	$19,200	$43,694
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(3,059)	4,425
Unrealized loss on short-term investments	0	(30)
Total other comprehensive (loss) income	(3,059)	4,395
Comprehensive income	$16,141	$48,089

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)	(as adjusted, unaudited)
Operating activities:
Net income	$19,200	$43,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,483	12,009
Bad debt expense	1,053	1,726
Deferred taxes	(6,667)	(5,508)
Share-based compensation expense	11,132	10,557
Changes in operating assets and liabilities:
Accounts receivable	9,300	18,804
Prepaid expenses and other current assets	(1,075)	(5,042)
Deposits and other assets	(956)	(1,288)
Accounts payable and accrued expenses	(5,816)	(14,468)
Accrued compensation and employee benefits	(3,901)	(10,437)
Deferred revenue and advance payments	(4,032)	1,140
Other long-term liabilities	1,527	(1,904)
Net cash provided by operating activities	23,248	49,283
Investing activities:
Proceeds from redemption of short-term investments	348,980	340,920
Purchases of property and equipment	(4,457)	(2,282)
Purchases of short-term investments	(674,528)	(411,666)
Net cash used in investing activities	(330,005)	(73,028)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	2,471	1,677
Payments on capital lease obligations and other financing arrangements	(9)	(17)
Net cash provided by financing activities	2,462	1,660
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(3,904)	6,992
Net decrease in cash, cash equivalents, and restricted cash	(308,199)	(15,093)
Cash, cash equivalents and restricted cash, beginning of period	421,182	402,712
Cash, cash equivalents and restricted cash, end of period	$112,983	$387,619

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

Education Services

The Company sells various education and training services to its customers. Education services are sold on a standalone basis under three different arrangements: (i) prepaid bulk training units that may be redeemed on training courses based on standard redemption rates, (ii) an annual subscription to unlimited training courses, and (iii) individual courses purchased a la carte.  Education arrangements are each considered separate performance obligations because they do not integrate with each other or with other products and services to deliver a combined output to the customer, do not modify or customize (or are not modified or customized by) each other or other products and services, and do not affect the customer’s ability to use the other education offerings or other products and services. Revenue on prepaid bulk training units and individual course purchases are recognized when the courses are delivered. Revenue on the annual subscription is recognized on a straight-line basis over the contract period, which is the period over which the customer has continuous access to unlimited training courses.

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

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal will not occur.  The amount of variable consideration excluded from the transaction price was not material for the three and nine months ended September 30, 2018 and 2017. The Company’s estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to its transaction prices, but such true-up adjustments are not expected to be material.  The Company has the following sources of variable consideration:

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

The Company provides a standard software assurance warranty to repair, replace, or refund software that does not perform in accordance with documentation. The standard software assurance warranty period is generally less than one year.  Assurance warranty claims were not material for the three and nine months ended September 30, 2018 and 2017.

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

The Company often provides options to purchase future products or services at a discount. The Company analyzes the option price against the previously established SSP of the goods or services to determine if the options represent material rights that should be accounted for as separate performance obligations.  In general, options sold at or above SSP are not considered separate performance obligations because the customer could have received that right without entering into the contract.  If a material right exists, revenue associated with the option is recognized when the future goods or services are transferred, or when the option expires. During the three and nine months ended September 30, 2018 and 2017, rights arising from future purchase options have not been material.

Incremental Costs to Obtain Customer Contracts

Incremental costs incurred to obtain contracts with customers include certain variable compensation (e.g., commissions and bonuses) paid to the Company’s sales team.  Although the Company may bundle its goods and services into one contract, commissions are individually determined on each distinct good or service in the contract.  The Company expenses as incurred those amounts earned on consulting and education services, which are generally performed within a one-year period and primarily sold on a standalone basis. The Company also expenses as incurred those amounts earned on product license sales, since the amount is earned when the license is delivered. The Company capitalizes those amounts earned on product support and amortizes the costs over a period of time that is consistent with the pattern of transfer of the product support to the customer, which the Company has determined to be a period of three years. Although the Company typically sells product support for a period of one year, a majority of customers renew their product support arrangements.  Three years is generally the period after which platforms are no longer supported by the Company's support team and when customers generally choose to upgrade their software platform.  The Company does not pay variable compensation on product support renewals.  Variable compensation earned on subscription cloud services are expensed as incurred due to their immaterial nature. As of September 30, 2018 and December 31, 2017, capitalized costs to obtain customer contracts, net of accumulated amortization, were $3.9 million and $4.5 million, respectively, and are presented within “Deposits and other assets” in the Consolidated Balance Sheets.  During the three and nine months ended September 30, 2018 and 2017, amortization expense related to these capitalized costs were $0.6 million and $1.6 million, and $0.8 million and $2.2 million, respectively, and are reflected within “Sales and marketing” in the Consolidated Statements of Operations.

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

The following line items as of December 31, 2017 and for the three and nine months ended September 30, 2017 have been adjusted in the Consolidated Financial Statements to reflect the adoption of ASU 2014-09:

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30, 2017
Consolidated Statement of Operations:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Product licenses revenue	$21,553	$803	$22,356
Product support revenues	72,886	(5)	72,881
Sales and marketing expenses	41,806	199	42,005
Provision for income taxes	2,197	339	2,536
Net income	17,924	260	18,184
Diluted earnings per share	1.56	0.02	1.58

	Nine Months Ended September 30, 2017
Consolidated Statement of Operations:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Product licenses revenue	$61,683	$1,047	$62,730
Product support revenues	214,142	17	214,159
Sales and marketing expenses	122,635	578	123,213
Provision for income taxes	8,804	659	9,463
Net income	43,867	(173)	43,694
Diluted earnings per share	3.79	(0.01)	3.78

	Three Months Ended September 30, 2017
Consolidated Statement of Comprehensive Income:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Net income	$17,924	$260	$18,184
Foreign currency translation adjustment	1,060	60	1,120
Comprehensive income	18,984	320	19,304

	Nine Months Ended September 30, 2017
Consolidated Statement of Comprehensive Income:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Net income	$43,867	$(173)	$43,694
Foreign currency translation adjustment	4,090	335	4,425
Comprehensive income	47,927	162	48,089

	Nine Months Ended September 30, 2017
Consolidated Statement of Cash Flows:	As Reported (unaudited)	Effect of the Adoption of ASU 2014-09 (unaudited)	As Adjusted (unaudited)
Net income	$43,867	$(173)	$43,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,838	2,171	12,009
Deferred taxes	(6,214)	706	(5,508)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,954)	(1,088)	(5,042)
Deposits and other assets	(1,280)	(8)	(1,288)
Accrued compensation and employee benefits	(8,845)	(1,592)	(10,437)
Deferred revenue and advance payments	1,156	(16)	1,140

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intra-entity asset transfers

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the deferral of the income tax consequences of intra-entity transfers of assets other than inventory is eliminated. Entities will be required to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur. The standard requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption using a modified retrospective approach. The Company adopted this guidance effective as of January 1, 2018.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.  No cumulative-effect adjustment to retained earnings was made.

Lease accounting

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lease assets and lease liabilities be recognized for all leases, in addition to the disclosure of key information to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from an entity’s leasing arrangements.  ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys both (i) the right to obtain economic benefits from and (ii) direct the use of an identified asset for a period of time in exchange for consideration.  Under ASU 2016-02, leases are classified as either finance or operating leases. For finance leases, a lessee shall recognize in profit or loss the amortization of the lease asset and interest on the lease liability.  For operating leases, a lessee shall recognize in profit or loss a single lease cost, calculated so that the remaining cost of the lease is allocated over the remaining lease term, generally on a straight-line basis.  The initial release of ASU 2016-02 requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach.  However, in July 2018, the FASB issued Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements, which adds a transition option to allow application of the new standard at the adoption date, with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Under this transition option, comparative periods presented in the financial statements would not be restated.  Instead, the comparative periods would continue to be presented in the financial statements and related notes to the financial statements under current U.S. generally accepted accounting principles (“GAAP”). The standard and its subsequent amendments are effective for interim and annual periods beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, cash flows, and disclosures and continues to re-evaluate its inventory of leases, including reviewing contracts for potential embedded leases.  The Company’s current leases are primarily related to office space in the United States and foreign locations and are classified as operating leases under GAAP. The Company plans to elect the package of practical expedients described in ASU 2016-02, which includes not reassessing the lease classification on these existing leases.  The Company also plans to elect the transition option to apply the new lease requirements at the adoption date without restating comparative periods presented in its financial statements.  The Company has selected a lease management system and is currently validating the completeness and accuracy of the relevant lease information within the system.

Cloud computing arrangements

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize and which costs to expense. Under this model, customers would need to determine the nature of the implementation costs and the project stage in which they are incurred to determine which costs to capitalize or expense.  Customers would be required to amortize the capitalized implementation costs over the term of the hosting arrangement, which might extend beyond the noncancelable period if there are options to extend or terminate. ASU 2018-15 specifies the financial statement presentation of capitalized implementation costs and related amortization, in addition to required disclosures for material capitalized implementation costs related to hosting arrangements that are service contracts. The standard is effective for interim and annual periods beginning January 1, 2020.  Early adoption is permitted.  Entities can choose to adopt this guidance prospectively to eligible costs incurred on or after the date the guidance is first applied, or to adopt the guidance retrospectively.  The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at September 30, 2018 were $587.1 million, $587.1 million, and $586.2 million, respectively.  The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2017 were $254.9 million, $254.9 million, and $254.8 million, respectively.  The gross unrecognized holding gains and losses were not material for each of the three and nine months ended September 30, 2018 and 2017.  No other-than-temporary impairments related to these investments have been recognized as of September 30, 2018 and December 31, 2017.

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

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2018	2017
		(as adjusted)
Billed and billable	$114,483	$169,554
Less: allowance for doubtful accounts	(3,722)	(4,190)
Accounts receivable, net	$110,761	$165,364

The Company maintains an allowance for doubtful accounts which represents its best estimate of probable losses inherent in the accounts receivable balances.  The Company evaluates specific accounts when it becomes aware that a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy.  In addition, the Company periodically adjusts this allowance based on its review and assessment of the aging of receivables. For the three and nine months ended September 30, 2018 and 2017, the Company’s bad debt expense and write-offs (reversals) totaled $0.1 million and $1.1 million, and $(0.1) million and $1.7 million, respectively.

In contrast, rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset will transfer to accounts receivable and a true-up adjustment will be recorded to revenue.  During the three and nine months ended September 30, 2018 and 2017, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $0.4 million and $1.2 million in accrued sales and usage-based royalty revenue, as of September 30, 2018 and December 31, 2017, respectively.

Contract liabilities are amounts received or due from customers in advance of the Company transferring the products or services to the customer.  Revenue is subsequently recognized in the period(s) in which control of the products or services are transferred to the customer.  The Company’s contract liabilities are presented as either current or non-current “Deferred revenues and advance

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

payments” in the Consolidated Balance Sheets, depending on whether the products or services are expected to be transferred to the customer within the next year.

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2018	2017
		(as adjusted)
Current:
Deferred product licenses revenue	$584	$3,760
Deferred subscription services revenue	11,736	17,324
Deferred product support revenue	131,185	168,185
Deferred other services revenue	7,538	9,465
Total current deferred revenue and advance payments	$151,043	$198,734

Non-current:
Deferred product licenses revenue	$730	$820
Deferred subscription services revenue	0	126
Deferred product support revenue	3,701	4,826
Deferred other services revenue	492	628
Total non-current deferred revenue and advance payments	$4,923	$6,400

During the three and nine months ended September 30, 2018 and 2017, the Company recognized revenues of $39.2 million and $170.6 million, and $40.4 million and $170.9 million, respectively, from amounts included in the total current deferred revenue and advance payments balances at the beginning of the respective year.  For the three and nine months ended September 30, 2018 and 2017, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

As of September 30, 2018, the Company had an aggregate transaction price of $156.0 million allocated to unsatisfied performance obligations related to product support, subscription services, other services, and product licenses contracts.  The Company expects to recognize $151.0 million within the next year and $4.9 million thereafter.

(5) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of September 30, 2018 or December 31, 2017.

The Company leases office space under operating lease agreements.  Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees.  Several of these leases include options for renewal.  The Company does not have any material capital leases.  The Company leases approximately 214,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. In January 2018, the Company amended the lease to extend the lease term through December 2030. The amended lease also provides for certain tenant allowances and incentives. At September 30, 2018 and December 31, 2017, deferred rent of $27.1 million and $8.5 million, respectively, was included in other long-term liabilities.

As a result of the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), the Company estimated and recorded a one-time $40.3 million tax expense related to the mandatory deemed repatriation transition tax (“Transition Tax”) during the year ended December 31, 2017. The Company subsequently recorded a measurement-

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

period adjustment to reduce the Transition Tax by $3.1 million during the three months ended September 30, 2018. At September 30, 2018, $28.9 million of the Transition Tax was unpaid and was included in “Other long-term liabilities.”

(b) Contingencies

Following an internal review, the Company believes that its Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities.  While the Company believes that it is probable that the resolution of this matter will result in a loss, the amount or range of loss is not reasonably estimable at this time.  Given the early state of the matter, no assurance can be given that the outcome will not result in a material impact on the Company’s earnings and financial results for the period in which any such liability is accrued.  However, the Company believes that the outcome of this matter will not have a material effect on the Company’s financial position.

The Company is also involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, management does not expect the resolution of these legal proceedings to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company has contingent liabilities that, in management’s judgment, are not probable of assertion.  If such unasserted contingent liabilities were to be asserted, or become probable of assertion, the Company may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

(6) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”).  In April 2018, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2023, although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three and nine months ended September 30, 2018 and 2017, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.  As of September 30, 2018, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(7) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2014.  However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the United States, U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended 2007 and forward that were used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Germany for tax years 2016 and forward, Italy, Poland and China for tax years 2013 and forward, Spain for tax years 2014 and forward, and the United Kingdom for tax years 2016 and forward. To date there have been no material audit assessments related to audits in any of the applicable foreign jurisdictions.

As of September 30, 2018, the Company had unrecognized tax benefits of $4.5 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.  If recognized, $4.0 million of these unrecognized tax benefits would impact the effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the (benefit from) provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s (benefit from) provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of September 30, 2018, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.7 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30,	December 31,
	2018	2017
		(as adjusted)
Deferred tax assets, net of deferred tax liabilities	$16,783	$10,308
Valuation allowance	(1,159)	(1,015)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$15,624	$9,293

The valuation allowance as of September 30, 2018 and December 31, 2017 related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2018 and applied that rate to its income before income taxes in determining its benefit from income taxes for the nine months ended September 30, 2018.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2018, the Company recorded a benefit from income taxes of $0.7 million that resulted in an effective tax rate of (3.8)%, as compared to a provision for income taxes of $9.5 million that resulted in an effective tax rate of 17.8% for the nine months ended September 30, 2017. The change in the effective tax rate in 2018 is mainly due to discrete items, such as the adjustment to the Transition Tax recorded in the three months ended September 30, 2018.

The Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  GAAP allows the Company to either: (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (ii) factor such amounts into its measurement of deferred taxes (the “deferred method”).  The Company has elected the period cost method. The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2018 annual effective tax rate that is reflected in its benefit from income taxes for the nine months ended September 30, 2018.  The Company will continue to refine its calculation for the GILTI tax and FDII deduction in future quarters. The Tax Act also imposes a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries of the Company.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under FASB Accounting Standards Codification 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must disclose the income tax effects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but reasonable estimates can be determined, it must record provisional estimates in the financial statements. If a company cannot determine provisional estimates to be included in the financial statements, it should continue to apply ASC 740 based on the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company’s accounting for certain elements of the Tax Act was incomplete as of December 31, 2017 and remains incomplete as of September 30, 2018. However, the Company was able to make reasonable estimates of certain tax effects and recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the Company recorded an initial provisional net tax expense of $40.3 million, of which $36.8 million was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet as of December 31, 2017 related to the one-time Transition Tax. To determine the Transition Tax, the Company must determine the amount of post-1986 accumulated E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Upon refining its non-U.S. E&P and associated income taxes during the three months ended September 30, 2018, the Company recorded a measurement-period adjustment to reduce the Transition Tax by $3.1 million. As of September 30, 2018, the Company’s total provisional estimate for the Transition Tax was $37.2 million, of which $8.3 million had been paid and $28.9 million was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.  As the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company continues to analyze the impact of foreign exchange gains or losses and gathers support for non-U.S. income taxes paid, and as regulators issue further guidance, the Company’s estimates may change in the fourth quarter of 2018.  The Company will continue to refine such amounts within the measurement period allowed, which it expects to complete no later than December 22, 2018.  Likewise, while the Company was able to make a reasonable estimate of the impact of the reduced U.S. corporate tax rate, its effective tax rate may be affected by other aspects of the Tax Act, including, but not limited to, the impact of the Tax Act on state taxes.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries.  U.S. federal tax laws require the Company to include in its U.S. taxable income certain investment income earned outside of the United States in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the United States and no additional tax is incurred on the distribution.  As of September 30, 2018 and December 31, 2017, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $297.0 million and $293.8 million, respectively, and by the Company’s non-U.S. entities was $402.2 million and $381.4 million, respectively.  If the cash and cash equivalents and short-term investments held by the Company’s non-U.S. entities were to be repatriated to the United States, after taking into account the $37.2 million Transition Tax, the Company does not expect such repatriation to generate any additional U.S. federal taxable income to the Company.

In determining the Company’s benefit from or provision for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, particularly changes related to the utilization of NOLs in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense or benefit and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain. Therefore, actual results could differ materially from projections.  Currently, the Company expects to use its deferred tax assets, subject to Internal Revenue Code limitations, within the carryforward periods.  Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable.  If the Company is unable to sustain profitability in future periods, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

(8) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of September 30, 2018, the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan was 2,300,000 shares. As of September 30, 2018, there were 556,250 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

During the third quarter of 2018, stock options to purchase an aggregate of 75,000 shares of class A common stock were granted pursuant to the 2013 Equity Plan. As of September 30, 2018, there were options to purchase 1,489,983 shares of class A common stock outstanding under the 2013 Equity Plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended September 30, 2018:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of July 1, 2018	1,481	$139.26
Granted	75	127.93
Exercised	0	0.00	$0
Forfeited/Expired	(66)	135.36
Balance as of September 30, 2018	1,490	$138.87
Exercisable as of September 30, 2018	735	138.16	9,935	5.3
Expected to vest as of September 30, 2018	755	139.55	6,123	9.2
Total	1,490	$138.87	16,058	7.3

Stock options outstanding as of September 30, 2018 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2018
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$117.85 - $120.00	23	$118.50	3.3
$120.01 - $150.00	1,124	$126.78	7.7
$150.01 - $180.00	173	$167.40	4.2
$180.01 - $201.25	170	$192.44	7.6
Total	1,490	$138.87	7.3

An aggregate of 15,000 stock options with an aggregate fair value of $1.2 million vested during the three months ended September 30, 2018. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $50.57 for each share subject to a stock option granted during the three months ended September 30, 2018, based on the following assumptions:

Three months ended
September 30,
2018
Expected term of options in years	6.3
Expected volatility	34.5%
Risk-free interest rate	2.9%
Expected dividend yield	0.0

No stock option awards were granted during the three months ended September 30, 2017.

For the three and nine months ended September 30, 2018, the Company recognized approximately $3.0 million and $11.1 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and nine months ended September 30, 2017, the Company recognized approximately $3.7 million and $10.6 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan.  As of September 30, 2018, there was approximately $35.1 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.1 years.

Other stock-based awards

During the second quarter of 2018, the Company granted certain awards characterized as “other stock-based awards” under the 2013 Equity Plan.  These other stock-based awards are similar to stock options, but these awards are settled in cash only and not in shares of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the Company’s class A common stock.  Upon exercise of one of these awards, the participant would be entitled to receive an amount in cash equal to the fair market value of the Company’s class A common stock in excess of a stated exercise price. These awards vest in equal annual installments over a four-year period (unless accelerated upon a change in control event (as defined in the applicable award agreement) or otherwise in accordance with the provisions of the 2013 Equity Plan or applicable award agreement).  During the second quarter of 2018, the Company granted such other stock-based awards with respect to an aggregate of 10,000 underlying shares of class A common stock with a weighted average exercise price per share of $129.90 pursuant to the 2013 Equity Plan.  Similar to stock option awards, the Company recognizes share-based compensation expense associated with these awards on a straight-line basis over the award’s requisite service period (generally, the vesting period), with share-based compensation expense based on the fair value of the award estimated using the Black-Scholes option pricing model.  However, due to the required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period with resulting adjustments to share-based compensation expense recorded until the earlier of settlement or expiration.  For each of the three and nine months ended September 30, 2018, the Company did not recognize a material amount in share-based compensation expense from these awards. As of September 30, 2018, there was approximately $0.5 million of total unrecognized share-based compensation expense related to these awards.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.7 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

(9) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three and nine months ended September 30, 2018, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 979,000 and 880,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.  For the three and nine months ended September 30, 2017, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 412,000 and 385,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended September 30, 2018
Total revenues	$70,611	$37,628	$13,913	$122,152
Gross profit	$56,549	$30,779	$11,435	$98,763
Three months ended September 30, 2017 (as adjusted)
Total revenues	$73,443	$40,081	$12,486	$126,010
Gross profit	$58,720	$32,779	$10,122	$101,621
Nine months ended September 30, 2018
Total revenues	$210,715	$113,834	$41,172	$365,721
Gross profit	$166,839	$91,540	$33,728	$292,107
Nine months ended September 30, 2017 (as adjusted)
Total revenues	$222,245	$107,833	$37,384	$367,462
Gross profit	$177,882	$87,008	$30,676	$295,566
As of September 30, 2018
Long-lived assets	$50,215	$5,825	$3,370	$59,410
As of December 31, 2017 (as adjusted)
Long-lived assets	$55,355	$5,626	$2,288	$63,269

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and nine months ended September 30, 2018 and 2017, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2018 and 2017, no individual customer accounted for 10% or more of total consolidated revenues.

As of September 30, 2018 and December 31, 2017, no individual foreign country accounted for 10% or more of total consolidated assets.

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

The MicroStrategy Intelligent Enterprise™ platform consolidates analytics and mobility in a single unified platform and is available on Windows, Linux, and Amazon Web Services (“AWS”) and as a hosted service offering through MicroStrategy Cloud™. Our platform offers a comprehensive suite of business intelligence functionality, from data discovery to mobile analytics, data mining, Big Data analytics, enterprise reporting and powerful identity intelligence generated by digital credentials. Our platform builds on proven enterprise capabilities to make sophisticated, high-performance analytics more accessible, easier to use, and faster. The Intelligent Enterprise platform consists of MicroStrategy Analytics™, MicroStrategy Mobile™, and Usher®.

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

MicroStrategy Desktop is a free, standalone, on-premise, single-user tool for fast, powerful, and easy-to-use self-service visual data discovery.  It enables business users to analyze and gain valuable insight and understanding into their organizations’ data by quickly creating stunning and useful visualizations, without assistance from the IT department.  MicroStrategy Desktop can be readily downloaded and installed on a PC or Mac, making the power of our platform easily available. MicroStrategy Desktop can be used while offline and while not connected to MicroStrategy Server.  MicroStrategy Desktop connects to MicroStrategy Server when needed, allowing for governance workflows that deliver data discovery capabilities to the enterprise at scale.

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

Usher delivers to its users unique mobile identity badges, each cryptographically linked to its owner’s smartphone and dynamically linked to the enterprise’s existing identity repositories, that are highly secure and convenient for organizations to deploy.  Usher badges work on standard smartphones running on iOS and Android and include an Apple Watch integration.  Through the use of Bluetooth, QR codes, NFC tags, biometrics, push notifications, time-limited codes, and other authentication methods, Usher badge users can log into applications, VPNs, and workstations; unlock doors and other physical gateways; and validate each other’s identities.  Usher badge users are also able to scan barcodes for asset tracking applications.  Usher can additionally serve as a powerful enterprise productivity tool with Usher Professional™, a dynamic and searchable user directory that facilitates communication among users, and gives managers insight into the location and activity of their distributed workforce. Usher Professional users with the administrator role can view user activity on a nearly real-time map and manage or direct their workforce by engaging in two-way communication with badge users.  In the enterprise Internet of Things (“EIoT”) paradigm, interactions between Usher users and enterprise resources generate real-time physical and logical telemetry, which can be efficiently harnessed on our platform, creating actionable intelligence.  By delivering strong yet convenient authentication that can be extended to nearly every corporate system, Usher can uncover insights, reduce infrastructure complexity, and secure assets—all to help businesses flourish in the age of connected devices and connected people.  Usher addresses some of the biggest challenges facing corporations today, including multi-factor authentication, identity and access management, and resource authorization, while applying industry-leading business intelligence and analytics to an enterprise’s infrastructure.

MicroStrategy on AWS allows organizations to harness the power of data through our enterprise solutions via the cloud.  Compared to traditional on-premise approaches, MicroStrategy on AWS is architected to deliver best-of-breed MicroStrategy software via the cloud, with pre-configured, ready-to-go servers, coupled with the required supporting infrastructure.  With MicroStrategy on AWS, customers can launch enterprise analytics environments within minutes via a web-based provisioning tool, and use the full MicroStrategy offering.  MicroStrategy on AWS deploys the Intelligent Enterprise platform directly into the customer’s AWS account where the customer maintains and manages the environment.

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

Channel partners around the world rely on the capabilities of the Intelligent Enterprise platform, including its functionality, workflows, report presentation, user management, security, administration, system configuration, and monitoring, to build branded and custom applications of their own. Our platform’s open architecture and APIs make it especially suitable for developing custom functionality or integrating with other applications. Organizations seeking to add analytics features to their own offerings can easily and directly embed the platform into their business applications or portals with white labeling and single sign-on options.

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

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Revenues
Product licenses	$20,264	$22,356	$56,857	$62,730
Subscription services	7,240	7,725	22,486	23,843
Total product licenses and subscription services	27,504	30,081	79,343	86,573
Product support	74,463	72,881	222,554	214,159
Other services	20,185	23,048	63,824	66,730
Total revenues	122,152	126,010	365,721	367,462
Cost of revenues
Product licenses	377	1,763	4,255	5,182
Subscription services	3,259	3,592	9,953	10,031
Total product licenses and subscription services	3,636	5,355	14,208	15,213
Product support	5,079	4,218	14,685	13,094
Other services	14,674	14,816	44,721	43,589
Total cost of revenues	23,389	24,389	73,614	71,896
Gross profit	98,763	101,621	292,107	295,566
Operating expenses
Sales and marketing	45,429	42,005	147,742	123,213
Research and development	25,829	19,360	74,471	57,347
General and administrative	20,285	19,082	63,756	58,921
Total operating expenses	91,543	80,447	285,969	239,481
Income from operations	$7,220	$21,174	$6,138	$56,085

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

We have undertaken multiple initiatives to address these opportunities and challenges, including:

•

introducing Dossier™, a new way to consume analytics on our platform using an interactive book of reports and dashboards that combines relevant analytics into a single place, with a new streamlined interface that goes beyond reports and dashboards and brings key data into a format that users can understand and use to make better, actionable decisions and identify new opportunities (available on MicroStrategy Web and MicroStrategy Mobile via native apps for both iOS and Android);

•

launching MicroStrategy Library™, a personalized interface for business users to access Dossier apps, which lets users quickly locate the content they need by scanning thumbnail tiles or using our advanced search functionality to locate specific dossiers, objects, or visualizations;

•

releasing MicroStrategy on AWS, which allows customers to spin up their own instance of the full Intelligent Enterprise platform in the cloud, and expanding support for MicroStrategy on AWS in more locations (such as London, Sydney, Frankfurt, Tokyo, Ireland, Ohio, Oregon, and Northern Virginia) and in nine different languages (English, French, Italian, Portuguese, Spanish, Dutch, Japanese, Korean, and Chinese);

•

improving access to our platform via easy-to-access trial and evaluation versions of products on our website, including a free 30-day trial to MicroStrategy on AWS that lets prospects experience our enterprise capabilities and allows existing customers to try new features;

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

•	offering real-time telemetry capabilities and usage information via Platform Analytics, enabling administrators to get a 360-degree view of their system across different environments;
•	offering new collaboration tools that allow more users to interact and collaborate on analytics content, which can ultimately drive adoption to more users across the enterprise;
•

enabling analysts and business users to find insights with natural language queries by simply typing business questions or Google-like queries in plain text, which automatically generates interactive visualizations displaying the answer;

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

As of September 30, 2018, we had a total of 2,464 employees, of whom 1,214 were based in the United States and 1,250 were based internationally.  Of our 2,464 employees, 699 were engaged in sales and marketing, 688 in research and development, 751 in subscription, product support, consulting, and education services, and 326 in finance, administration, and corporate operations.  The following table summarizes employee headcount, as of the dates indicated:

	September 30,	December 31,	September 30,
	2018	2017	2017
Subscription services	55	53	50
Product support	194	172	163
Consulting	458	441	447
Education	44	41	41
Sales and marketing	699	652	635
Research and development	688	559	539
General and administrative	326	298	303
Total headcount	2,464	2,216	2,178

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of product support revenues	$83	$0	$211	$0
Cost of consulting revenues	16	0	42	0
Cost of education revenues	50	0	127	0
Sales and marketing	703	635	2,425	1,553
Research and development	824	291	2,248	1,191
General and administrative	1,335	2,742	6,079	7,813
Total share-based compensation expense	$3,011	$3,668	$11,132	$10,557

As of September 30, 2018, we estimated that approximately $35.7 million of additional share-based compensation expense for awards granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 3.2 years.

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

Non-GAAP Financial Measures

We are providing supplemental financial measures for income from operations that excludes the impact of our share-based compensation arrangements and for net income and diluted earnings per share that exclude the impact from the Tax Act. These supplemental financial measures are not measurements of financial performance under GAAP and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.  We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because in the case of the supplemental measure for income from operations, it excludes a significant non-cash expense that we believe is not reflective of our general business performance, and in the case of the supplemental measures for net income and diluted earnings per share, they exclude one-time tax adjustments related to the Tax Act.  In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies.  Therefore, we believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP financial measures to their most directly comparable GAAP measures (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Reconciliation of non-GAAP income from operations:
Income from operations	$7,220	$21,174	$6,138	$56,085
Share-based compensation expense	3,011	3,668	11,132	10,557
Non-GAAP income from operations	$10,231	$24,842	$17,270	$66,642

Reconciliation of non-GAAP net income:
Net income	$12,699	$18,184	$19,200	$43,694
Measurement-period adjustment related to U.S. tax reform	(3,106)	0	(3,106)	0
Non-GAAP net income	$9,593	$18,184	$16,094	$43,694

Reconciliation of non-GAAP diluted earnings per share:
Diluted earnings per share	$1.10	$1.58	$1.67	$3.78
Impact of measurement-period adjustment related to U.S. tax reform (per diluted share)	(0.27)	0.00	(0.27)	0.00
Non-GAAP diluted earnings per share	$0.83	$1.58	$1.40	$3.78

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

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  As currency rates change from quarter over quarter and year over year, our results of operations may be impacted.  The table below summarizes the impact (in thousands) of fluctuations in foreign currency exchange rates on certain components of our Consolidated Statements of Operations by showing the increase (decrease) in international revenues or expenses, as applicable, from the same period in the prior year.  The term “international” refers to operations outside of the United States and Canada.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Product licenses revenues	$(861)	$280	$(197)	$73
Subscription services revenues	(11)	16	261	(215)
Product support revenues	(1,206)	836	2,902	(674)
Other services revenues	(273)	329	1,320	(233)
Cost of product support revenues	(66)	10	133	(105)
Cost of other services revenues	(277)	273	982	64
Sales and marketing expenses	(959)	319	1,002	(412)
Research and development expenses	(102)	(2)	657	(353)
General and administrative expenses	(184)	45	327	(258)

For example, if there had been no change to foreign currency exchange rates from 2017 to 2018, international product licenses revenues would have been $10.9 million rather than $10.1 million and $27.7 million rather than $27.5 million for the three and nine months ended September 30, 2018, respectively.  If there had been no change to foreign currency exchange rates from 2017 to 2018, international product support revenues would have been $31.3 million rather than $30.1 million and $88.4 million rather than $91.3 million for the three and nine months ended September 30, 2018, respectively.  If there had been no change to foreign currency exchange rates from 2017 to 2018, sales and marketing expenses would have been $46.4 million rather than $45.4 million and $146.7 million rather than $147.7 million for the three and nine months ended September 30, 2018, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change
		(as adjusted)			(as adjusted)
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$10,192	$13,412	-24.0%	$29,341	$37,866	-22.5%
International	10,072	8,944	12.6%	27,516	24,864	10.7%
Total product licenses revenues	20,264	22,356	-9.4%	56,857	62,730	-9.4%
Subscription Services
Domestic	5,710	5,981	-4.5%	17,676	18,926	-6.6%
International	1,530	1,744	-12.3%	4,810	4,917	-2.2%
Total subscription services revenues	7,240	7,725	-6.3%	22,486	23,843	-5.7%
Total product licenses and subscription services revenues	$27,504	$30,081	-8.6%	$79,343	$86,573	-8.4%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	3	6	6
Between $0.5 million and $1.0 million in licenses revenue recognized	7	7	14	12
Total	9	10	20	18
Domestic:
More than $1.0 million in licenses revenue recognized	1	3	3	6
Between $0.5 million and $1.0 million in licenses revenue recognized	2	4	6	7
Total	3	7	9	13
International:
More than $1.0 million in licenses revenue recognized	1	0	3	0
Between $0.5 million and $1.0 million in licenses revenue recognized	5	3	8	5
Total	6	3	11	5

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change
		(as adjusted)			(as adjusted)
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$2,834	$3,800	-25.4%	$7,790	$8,954	-13.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,252	4,824	-11.9%	8,994	7,960	13.0%
Less than $0.5 million in licenses revenue recognized	13,178	13,732	-4.0%	40,073	45,816	-12.5%
Total	20,264	22,356	-9.4%	56,857	62,730	-9.4%
Domestic:
More than $1.0 million in licenses revenue recognized	1,367	3,800	-64.0%	4,216	8,954	-52.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,252	3,084	-59.4%	3,872	5,045	-23.3%
Less than $0.5 million in licenses revenue recognized	7,573	6,528	16.0%	21,253	23,867	-11.0%
Total	10,192	13,412	-24.0%	29,341	37,866	-22.5%
International:
More than $1.0 million in licenses revenue recognized	1,467	0	n/a	3,574	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	3,000	1,740	72.4%	5,122	2,915	75.7%
Less than $0.5 million in licenses revenue recognized	5,605	7,204	-22.2%	18,820	21,949	-14.3%
Total	$10,072	$8,944	12.6%	$27,516	$24,864	10.7%

Product licenses revenues decreased $2.1 million and $5.9 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year.  For the three months ended September 30, 2018 and 2017, product licenses transactions with more than $0.5 million in recognized revenue represented 35.0% and 38.6%, respectively, of our product licenses revenues.  For the nine months ended September 30, 2018, our top three product licenses transactions totaled $4.6 million in recognized revenue, or 8.1% of total product licenses revenues, compared to $5.5 million, or 8.7% of total product licenses revenues, for the nine months ended September 30, 2017.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $3.2 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $1.0 million in recognized revenue and a decrease in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues decreased $8.5 million for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions.

International product licenses revenues.  International product licenses revenues increased $1.1 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue, partially offset by a $0.9 million unfavorable foreign currency exchange impact.  See “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” for further information on the foreign currency exchange impact on our results of operations for the three and nine months ended September 30, 2018.

International product licenses revenues increased $2.7 million for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.  Subscription services revenues decreased $0.5 million and $1.4 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year, primarily due to a decrease in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change
		(as adjusted)			(as adjusted)
Product Support Revenues:
Domestic	$44,396	$43,077	3.1%	$131,221	$130,373	0.7%
International	30,067	29,804	0.9%	91,333	83,786	9.0%
Total product support revenues	$74,463	$72,881	2.2%	$222,554	$214,159	3.9%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues increased $1.6 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to new product and premium support contracts, partially offset by a $1.2 million unfavorable foreign currency exchange impact. Product support revenues increased $8.4 million for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to new product and premium support contracts and a $2.9 million favorable foreign currency exchange impact.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change
Other Services Revenues:
Consulting
Domestic	$8,866	$9,550	-7.2%	$28,157	$30,346	-7.2%
International	9,135	11,095	-17.7%	28,841	29,136	-1.0%
Total consulting revenues	18,001	20,645	-12.8%	56,998	59,482	-4.2%
Education	2,184	2,403	-9.1%	6,826	7,248	-5.8%
Total other services revenues	$20,185	$23,048	-12.4%	$63,824	$66,730	-4.4%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues decreased $2.6 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide and a $0.3 million unfavorable foreign currency exchange impact. Consulting revenues decreased $2.5 million for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide, partially offset by a $1.2 million favorable foreign currency exchange impact.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues decreased $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year, primarily due to a decrease in overall contract values.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$377	$1,763	-78.6%	$4,255	$5,182	-17.9%
Subscription services	3,259	3,592	-9.3%	9,953	10,031	-0.8%
Total product licenses and subscription services	3,636	5,355	-32.1%	14,208	15,213	-6.6%
Product support	5,079	4,218	20.4%	14,685	13,094	12.2%
Other services:
Consulting	12,996	13,295	-2.2%	39,859	38,579	3.3%
Education	1,678	1,521	10.3%	4,862	5,010	-3.0%
Total other services	14,674	14,816	-1.0%	44,721	43,589	2.6%
Total cost of revenues	$23,389	$24,389	-4.1%	$73,614	$71,896	2.4%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased $1.4 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $1.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 10, which became fully amortized in May 2018, and a $0.2 million decrease in referral fees related to channel partners, partially offset by a $0.3 million increase in royalties paid to third-party software vendors.  Cost of product licenses revenues decreased $0.9 million for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $2.0 million decrease in amortization of capitalized software development costs related to MicroStrategy 10, which became fully amortized in May 2018, partially offset by a $0.8 million increase in royalties paid to third-party software vendors and a $0.2 million increase in referral fees related to channel partners.  As of September 30, 2018, our capitalized software development costs have been fully amortized.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues decreased $0.3 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $0.3 million decrease in third-party hosting service provider fees and a $0.2 million decrease in facility and other related support costs.  Subscription services headcount increased 10.0% to 55 at September 30, 2018 from 50 at September 30, 2017.

Cost of subscription services revenues did not materially change for the nine months ended September 30, 2018, as compared to the same period in the prior year.

Cost of product support revenues.  Cost of product support revenues consists of product support personnel and related overhead costs.  Cost of product support revenues increased $0.9 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $0.5 million increase in compensation and related costs due to an increase in staffing levels and a $0.2 million increase in recruiting costs. Product support headcount increased 19.0% to 194 at September 30, 2018 from 163 at September 30, 2017.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of product support revenues, will continue to be a recurring expense.  As of September 30, 2018, we estimated that approximately $1.1 million of additional share-based compensation expense will be recognized as cost of product support revenues over a remaining weighted average period of 3.4 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Cost of product support revenues increased $1.6 million for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $1.0 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in recruiting costs, and a $0.2 million net increase in share-based compensation expense. The $0.2 million net increase in share-based compensation expense is due to the grant of additional awards under the 2013 Equity Plan.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues decreased $0.3 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $0.3 million decrease in compensation and related costs and a $0.2 million decrease in travel and entertainment expenditures, partially offset by a $0.2 million increase in recruiting costs. Included in cost of consulting revenues is an aggregate $0.3 million favorable foreign currency exchange impact. Consulting headcount increased 2.5% to 458 at September 30, 2018 from 447 at September 30, 2017.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of consulting revenues, will continue to be a recurring expense.  As of September 30, 2018, we estimated that approximately $0.2 million of additional share-based compensation expense will be recognized as cost of consulting revenues over a remaining weighted average period of 3.4 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Cost of consulting revenues increased $1.3 million for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $1.1 million increase in compensation and related costs and a $0.3 million increase in recruiting costs, partially offset by a $0.2 million decrease in subcontractor costs. Included in cost of consulting revenues is an aggregate $0.9 million unfavorable foreign currency exchange impact.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues increased $0.2 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $0.1 million increase in subcontractor costs. Education headcount increased 7.3% to 44 at September 30, 2018 from 41 at September 30, 2017.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of education revenues, will continue to be a recurring expense.  As of September 30, 2018, we estimated that approximately $0.7 million of additional share-based compensation expense will be recognized as cost of education revenues over a remaining weighted average period of 3.4 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Cost of education revenues did not materially change for the nine months ended September 30, 2018, as compared to the same period in the prior year.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change
		(as adjusted)			(as adjusted)
Sales and marketing expenses	$45,429	$42,005	8.2%	$147,742	$123,213	19.9%

Sales and marketing expenses increased $3.4 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $1.3 million increase in compensation and related costs due to an increase in staffing levels, a $0.7 million increase in subcontractor costs, a $0.6 million increase in recruiting costs, a $0.5 million increase in travel and entertainment expenditures, and a $0.4 million increase in facility and other related support costs, partially offset by a $0.2 million decrease in the amortization of capitalized variable compensation. The increase in sales and marketing expenses reflects our previously announced strategy to seek to take greater advantage of the opportunities in the market by increasing our sales and marketing expenditures. Share-based compensation expense did not materially change for the three months ended September 30, 2018, as compared to the same period in the prior year. Included in sales and marketing expenses for the three months ended September 30, 2018 is an aggregate $1.0 million favorable foreign currency exchange impact. Sales and marketing headcount increased 10.1% to 699 at September 30, 2018 from 635 at September 30, 2017. We expect sales and marketing expenses to continue at the current pace in future periods as described in the “Overview” section above.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as sales and marketing expense, will continue to be a significant recurring expense.  As of September 30, 2018, we estimated that approximately $12.9 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.5 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Sales and marketing expenses increased $24.5 million for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $9.7 million increase in marketing and advertising costs, an $8.3 million increase in compensation and related costs due to an increase in staffing levels, a $3.3 million increase in travel and entertainment expenditures, a $1.1 million increase in subcontractor costs, a $1.1 million increase in facility and other related support costs, a $0.9 million increase in recruiting costs, and a $0.9 million net increase in share-based compensation expense, partially offset by a $0.5 million decrease in the amortization of capitalized variable compensation and a $0.2 million decrease in non-income taxes. The $0.9 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by reversals of previously recorded share-based compensation expenses due to pre-vesting forfeitures of certain stock options. Included in sales and marketing expenses for the nine months ended September 30, 2018 is an aggregate $1.0 million unfavorable foreign currency exchange impact.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change
Research and development expenses	$25,829	$19,360	33.4%	$74,471	$57,347	29.9%
Amortization of capitalized software development costs included in cost of product licenses revenues	$0	$1,499	-100.0%	$2,499	$4,498	-44.4%

Research and development expenses increased $6.5 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $4.5 million increase in compensation and related costs due to an increase in staffing levels, a $0.8 million increase in facility and other related support costs, a $0.5 million net increase in share-based compensation expense, a $0.3 million increase in consulting and advisory costs, and a $0.2 million increase in recruiting costs. The increase in research and development expenses reflects our previously announced strategy to seek to take greater advantage of the opportunities in the market by increasing our research and development expenditures as we invest in our technology products and personnel. The $0.5 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan. Research and development headcount increased 27.6% to 688 at September 30, 2018 from 539 at September 30, 2017.  We expect to further increase our investment in our technology products and personnel in future periods as described in the “Overview” section above.  We have significantly accelerated the pace of our software development efforts and increased the frequency of our software releases subsequent to the release of MicroStrategy 10, which has resulted in our software development costs in recent periods being expensed as incurred.  We do not expect to capitalize material software development costs in the near term.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as research and development expense, will continue to be a significant recurring expense.  As of September 30, 2018, we estimated that approximately $7.0 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 2.9 years.  See “Overview” and Note 8, Share-based

Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

Research and development expenses increased $17.1 million for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $12.0 million increase in compensation and related costs due to an increase in staffing levels, a $2.1 million increase in facility and other related support costs, a $1.3 million increase in recruiting costs, a $1.1 million net increase in share-based compensation expense, a $0.5 million increase in consulting and advisory costs, and a $0.2 million increase in travel and entertainment expenditures. The $1.1 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change
General and administrative expenses	$20,285	$19,082	6.3%	$63,756	$58,921	8.2%

General and administrative expenses increased $1.2 million for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $1.0 million increase in subcontractor costs, a $0.9 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in facility and other related support costs, a $0.2 million increase in bad debt expense, and a $0.2 million increase in recruiting costs, partially offset by a $1.4 million net decrease in share-based compensation expense. The $1.4 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested in the second quarter of 2018, partially offset by the grant of additional awards under the 2013 Equity Plan.  General and administrative headcount increased 7.6% to 326 at September 30, 2018 from 303 at September 30, 2017.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense.  As of September 30, 2018, we estimated that approximately $13.8 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.9 years.  See “Overview” and Note 8, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan and related share-based compensation expense.

General and administrative expenses increased $4.8 million for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to a $2.7 million increase in subcontractor costs, a $1.7 million increase in compensation and related costs due to an increase in staffing levels, a $0.8 million increase in recruiting costs, a $0.6 million increase in facility and other related support costs, a $0.5 million increase in travel and entertainment expenditures, and a $0.5 million increase in employee relations expenses, partially offset by a $1.7 million net decrease in share-based compensation expense and a $0.5 million decrease in aircraft-related operating costs. The $1.7 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested in the second quarter of 2018, partially offset by the grant of additional awards under the 2013 Equity Plan.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of foreign currency transaction gains and losses.  For the three and nine months ended September 30, 2018, other income, net, of $0.8 million and $3.7 million, respectively, were comprised primarily of foreign currency transaction net gains arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

For the three and nine months ended September 30, 2017, other expense, net, of $1.9 million and $6.4 million, respectively, were comprised primarily of foreign currency transaction net losses arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

(Benefit from) provision for income taxes

We have estimated an annual effective tax rate for the full fiscal year 2018 and applied that rate to the income before income taxes in determining the benefit from income taxes for the nine months ended September 30, 2018.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2018, we recorded a benefit from income taxes of $0.7 million that resulted in an effective tax rate of (3.8)%, as compared to a provision for income taxes of $9.5 million that resulted in an effective tax rate of 17.8% for the nine months ended September 30, 2017.  The change in the effective tax rate in 2018 is mainly due to discrete items, such as the adjustment to the Transition Tax recorded in the three months ended September 30, 2018.

As of September 30, 2018, we had no U.S. federal NOL carryforwards and estimated that we had $2.5 million of foreign NOL carryforwards.  As of September 30, 2018, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $15.6 million.  As of September 30, 2018, we had a valuation allowance of $1.2 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2018	2017	2017
		(as adjusted)	(as adjusted)
Current:
Deferred product licenses revenue	$584	$3,760	$2,752
Deferred subscription services revenue	11,736	17,324	15,583
Deferred product support revenue	131,185	168,185	141,675
Deferred other services revenue	7,538	9,465	8,743
Total current deferred revenue and advance payments	$151,043	$198,734	$168,753
Non-current:
Deferred product licenses revenue	$730	$820	$646
Deferred subscription services revenue	0	126	406
Deferred product support revenue	3,701	4,826	5,790
Deferred other services revenue	492	628	990
Total non-current deferred revenue and advance payments	$4,923	$6,400	$7,832
Total current and non-current:
Deferred product licenses revenue	$1,314	$4,580	$3,398
Deferred subscription services revenue	11,736	17,450	15,989
Deferred product support revenue	134,886	173,011	147,465
Deferred other services revenue	8,030	10,093	9,733
Total current and non-current deferred revenue and advance payments	$155,966	$205,134	$176,585

Total deferred revenue and advance payments decreased $49.2 million as of September 30, 2018, as compared to December 31, 2017, primarily due to the recognition of previously deferred product support, subscription services, product licenses and other services revenues. Total deferred revenue and advance payments decreased $20.6 million as of September 30, 2018, as compared to September 30, 2017, primarily due to the recognition of previously deferred product support, subscription services, product licenses and other services revenues.

We expect to recognize approximately $151.0 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of September 30, 2018 and December 31, 2017, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $297.0 million and $293.8 million, respectively, and by our non-U.S. entities was $402.2 million and $381.4 million, respectively.  We earn a significant amount of our revenues outside the United States and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of all of our non-U.S. entities.  We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.  Under the Tax Act, our undistributed earnings (as computed for U.S. federal income tax purposes) as of December 31, 2017 are subject to the Transition Tax, which was recorded at an initial provisional amount of $40.3 million during the year ended December 31, 2017 and subsequently reduced by $3.1 million during the three months ended September 30, 2018.  We elected to pay this tax over an eight-year period beginning in 2018. If we were to elect to repatriate these amounts, after taking into account the Transition Tax described above, we do not expect such repatriation to generate any additional U.S. federal taxable income to us.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended
	September 30,		%
	2018	2017	Change
Net cash provided by operating activities	$23,248	$49,283	-52.8%
Net cash used in investing activities	$(330,005)	$(73,028)	351.9%
Net cash provided by financing activities	$2,462	$1,660	48.3%

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

Net cash provided by operating activities was $23.2 million and $49.3 million for the nine months ended September 30, 2018 and 2017, respectively.  The decrease in net cash provided by operating activities during the nine months ended September 30, 2018, as compared to the same period in the prior year, was due to a $24.5 million decrease in net income and a $9.8 million decrease from changes in non-cash items, offset by an $8.2 million increase from changes in operating assets and liabilities. Non-cash items consist of depreciation and amortization, bad debt expense, deferred taxes, and share-based compensation expense.

Net cash used in investing activities.  The changes in net cash used in investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment.  Net cash used in investing activities was $330.0 million and $73.0 million for the nine months ended September 30, 2018 and 2017, respectively.  The increase in net cash used in investing activities for the nine months ended September 30, 2018, as compared to the same period in the prior year, was due to a $262.9 million increase in purchases of short-term investments and a $2.2 million increase in purchases of property and equipment, offset by an $8.1 million increase in proceeds from the redemption of short-term investments.

Net cash provided by financing activities.  The changes in net cash provided by financing activities primarily relate to the exercise of stock options under the 2013 Equity Plan.  Net cash provided by financing activities was $2.5 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively.  The increase in net cash provided by financing activities for the nine months ended September 30, 2018, as compared to the same period in the prior year, was primarily due to a $0.8 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan.

Contractual obligations.  As disclosed in Note 5, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space under operating lease agreements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees. Several of these leases include options for renewal.  We do not have any material capital leases.

As of September 30, 2018, we have estimated and recorded a $37.2 million Transition Tax resulting from the Tax Act.  We elected to pay this tax over an eight-year period beginning in 2018.

The following table shows future minimum rent payments under noncancellable operating leases and agreements with initial terms of greater than one year and anticipated payments related to the Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of September 30, 2018 (in thousands):

	Payments due by period ended September 30,
	Total	2019	2020-2021	2022-2023	Thereafter
Contractual Obligations:
Operating leases and other arrangements	$190,399	$22,846	$39,199	$32,043	$96,311
Transition tax	28,935	0	3,848	8,485	16,602
Total	$219,334	$22,846	$43,047	$40,528	$112,913

Unrecognized tax benefits.  As of September 30, 2018, we had $4.5 million of total gross unrecognized tax benefits, including penalty and interest accrued, recorded in other long-term liabilities.  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect a significant tax payment related to these obligations during 2018.

Off-balance sheet arrangements.  As of September 30, 2018, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. As discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements, the adoption of ASU 2016-02 is effective for interim and annual periods beginning January 1, 2019 and, amongst other changes, requires the recognition of lease assets and lease liabilities. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of September 30, 2018, we held approximately $587.1 million of investments in U.S. Treasury securities and certificates of deposit with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 42.2% and 41.7% of our total revenues for the three months ended September 30, 2018 and 2017, respectively, and 42.4% and 39.5% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of September 30, 2018 and December 31, 2017, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.2% and 0.3%, respectively. If average exchange rates during the nine months ended September 30, 2018 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2018 would have decreased by 3.8%.  During the nine months ended September 30, 2018, our revenues were higher by 1.2% as a result of a 4.1% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  We believe that we have maintained appropriate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018. We implemented new internal controls during fiscal year 2017 to facilitate our adoption of ASU 2014-09 and believe our existing internal control over financial reporting has not been materially affected by the adoption of ASU 2014-09 in the first nine months of 2018.  Additionally, late in the third quarter of 2018, we implemented a new system to configure, price, and quote our products and service offerings and manage revenue contract-related processes and approvals. We continue to assess the impact of this new system on our internal control over financial reporting, but do not currently expect to make significant changes to our existing internal controls.  In the interim, we have performed additional procedures and manual reconciliations to validate the completeness and accuracy of data generated by the new system in the third quarter of 2018.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the nine months ended September 30, 2018; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2018, we had $15.6 million of deferred tax assets, net of a $1.2 million valuation allowance. If we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

In the United States, legislation bringing about broad changes in the existing corporate tax system was enacted in December 2017. Over time, this legislation may result in material impacts to our results of operations due to changes to the valuation of our tax assets and tax expense, and may affect customer behavior and our ability to forecast our effective tax rate. Many aspects of the legislation are unclear at this time and, as a result, we have not yet been able to determine the full impact of the legislation on our business, operating results, and financial condition.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, OEMs, and technology partners to license and support our products.  For the nine months ended September 30, 2018, transactions by channel partners for which we recognized revenues accounted for 23.8% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and non-current deferred revenue and advance payments totaled $156.0 million as of September 30, 2018.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 42.2% and 41.7% of our total revenues for the three months ended September 30, 2018 and 2017, respectively, and 42.4% and 39.5% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively.  Our international operations require significant management attention and financial resources.

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
•

the burden of complying with a wide variety of laws, including those relating to labor matters, government procurement and contracting requirements, consumer and data protection, privacy, data localization, network security, and encryption;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;
•	our ability to adapt to sales practices and customer requirements in different cultures;
•	corporate espionage; and
•	political instability and security risks in the countries where we are doing business.

Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results and cash flows.  For example, we may face heightened risks in connection with our international operations as a result of the impending withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”  The future effects of Brexit are uncertain and will depend on any agreements the United Kingdom makes to retain access to E.U. markets either during a transitional period or more permanently.  Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and significantly disrupt trade between the United Kingdom and the European Union. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations, including tax laws and regulations, as the United Kingdom determines which E.U. laws to replace or replicate. In addition, the Trump administration has called for substantial changes to U.S. foreign trade policy, including the imposition of greater restrictions on international trade and significant increases in tariffs on goods imported into the United States, and has recently increased tariffs on certain goods imported into the United States from a number of foreign markets, following which retaliatory tariffs have been imposed on exports of certain U.S. goods to those markets.  These tariffs and any further escalation of protectionist trade measures could adversely affect the markets in which we sell our products and services, and in turn our business, financial condition, operating results and cash flows.

In addition, the Tax Act brings about, among other items, corporate income tax rate changes, the modification or elimination of certain tax incentives, changes to the existing regime for taxing overseas earnings, and measures to prevent BEPS. The changes to the U.S. taxation of our international income could have a material effect on our future operating results. From time to time, we may undertake various potential intercompany transactions and legal entity restructurings that involve our international subsidiaries. We consider various factors in evaluating these potential transactions and restructurings, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, and the long-term cash flows and cash needs of our business. Such transactions and restructurings could negatively impact our overall tax rate and result in additional tax liabilities.

Moreover, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, local laws prohibiting corrupt payments to government officials, and local laws relating to government procurement and contracting requirements. These laws and regulations also include import and export requirements and economic and trade sanctions administered by the Office of Foreign Assets Control and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations, and individuals.  Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, channel partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation and our brand.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the nine months ended September 30, 2018 and 2017, our top three product licenses transactions with recognized revenue totaled $4.6 million and $5.5 million, respectively, or 8.1% and 8.7% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period, or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions, and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transaction.  These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

Various federal, state, and foreign legislative, regulatory, or other government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business.  For example, in October 2015, the Court of Justice of the European Union issued a ruling that declared the U.S.-EU Safe Harbor Framework invalid.  Following this ruling, U.S. and European authorities agreed to, and in July 2016 the European Commission formally adopted, a new mechanism for lawfully transferring personal data from the European Union to the United States, referred to as the “Privacy Shield.”  In addition, in April 2016, the European Parliament and the Council of the European Union formally adopted a comprehensive general data protection regulation (“GDPR”), which took effect in May 2018.  GDPR governs data practices and privacy, establishes new requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to 4% of global annual revenue, and establishes a private right of action.  Furthermore, a new ePrivacy regulation, regulating electronic communications, was proposed in 2017 and is under negotiation in the European Union.  Complying with these and other changing requirements could cause us or our customers to incur substantial costs or pay substantial fines or penalties, require us to change our business practices, require us to take on more onerous obligations in our contracts, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results.  In addition, the Privacy Shield, as well as other mechanisms for lawfully transferring personal data from the European Union to the United States and certain other countries, are being challenged in European courts, which could lead to uncertainty about the legality of such transfers, or burdensome or inconsistent legal requirements.  The Privacy Shield is also subject to annual review by the European Commission and the U.S. Department of Commerce, which could result in modifications to the Privacy Shield or its enforcement, or even its invalidation.  In addition, we may be subject to a cybersecurity law that went into effect in China in June 2017 that has uncertain but broad application and imposes a number of new privacy and data security obligations, including a data localization requirement for certain types of data.  New laws or regulations restricting or limiting the collection or use of mobile data could also reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we or our third-party service providers experience a security breach and unauthorized parties obtain access to our customers’, prospects’, vendors’, or channel partners’ data, our data, or our cloud services offerings, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’, prospects’, vendors’, and channel partners’ information and data as well as our own, including in our cloud services offerings, networks, and other systems.  There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against all current or future security threats.  For example, security measures may be breached as a result of technological error, computer viruses, or third-party action, including intentional misconduct by computer hackers, physical break-ins, the actions of state actors, industrial espionage, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as user names or passwords, and employee, customer, or channel partner error or malfeasance.  We have experienced attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’ or service providers’ cloud offerings, networks, and other systems.  A security breach could result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of our customers’, prospects’, vendors’, or channel partners’ data, our data (including our proprietary information, intellectual property, or trade secrets), or our cloud services offerings, networks, or other systems.  Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate, detect, or mitigate attempted security breaches and implement adequate preventative measures.  Third parties may also conduct attacks designed to prevent access to critical data or systems through ransomware or temporarily deny customers access to our cloud services.  Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt our normal business operations, require us to spend material resources to investigate or correct the breach, require us to notify affected customers or individuals and/or applicable regulators and others, and provide identity theft protection services to individuals under applicable laws, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and materially adversely affect our revenue and operating results.  These risks will increase as we continue to grow the number and scale of our cloud-based offerings, and process, store, and transmit increasingly large amounts of our customers’, prospects’, vendors’, channel partners’, and our own information and data, which may include proprietary or confidential data or personal or identifying information.  Moreover, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of business intelligence or analytics platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of October 15, 2018, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 68.3% of the total voting power.  As of October 15, 2018, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 67.5% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 6, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our share repurchase plan.

Item 5. Other Information

On October 25, 2018, we issued a press release announcing the Company’s financial results for the quarter ended September 30, 2018. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

10.1†	Summary of Compensation for Senior Executive Vice President & Chief Marketing Officer.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated October 25, 2018, regarding the Company’s financial results for the quarter ended September 30, 2018.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contracts and compensatory plans or arrangements.

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

Date: October 25, 2018