Form 10-Q
period 2019-03-31
MICROSTRATEGY Inc
filed 2019-04-30
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 15, 2019 was 8,204,395 and 2,035,184, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$258,743	$109,924
Restricted cash	922	862
Short-term investments	292,314	466,186
Accounts receivable, net	133,922	171,359
Prepaid expenses and other current assets	32,511	30,068
Total current assets	718,412	778,399
Property and equipment, net	54,832	51,919
Right-of-use assets	87,743	0
Deposits and other assets	8,374	8,134
Deferred tax assets, net	18,983	17,316
Total assets	$888,344	$855,768
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$37,227	$33,684
Accrued compensation and employee benefits	36,713	48,045
Deferred revenue and advance payments	190,070	176,540
Total current liabilities	264,010	258,269
Deferred revenue and advance payments	4,539	6,469
Operating lease liabilities	106,661	0
Other long-term liabilities	34,793	61,262
Deferred tax liabilities	35	37
Total liabilities	410,038	326,037
Commitments and Contingencies
Stockholders' Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,850 shares issued and 8,202 shares outstanding, and 15,837 shares issued and 8,552 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	581,429	576,957
Treasury stock, at cost; 7,648 shares and 7,285 shares, respectively	(634,405)	(586,161)
Accumulated other comprehensive loss	(9,964)	(10,217)
Retained earnings	541,228	549,134
Total stockholders' equity	478,306	529,731
Total liabilities and stockholders' equity	$888,344	$855,768

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenues:
Product licenses	$18,291	$17,301
Subscription services	7,144	7,662
Total product licenses and subscription services	25,435	24,963
Product support	71,450	74,415
Other services	18,481	23,589
Total revenues	115,366	122,967
Cost of revenues:
Product licenses	519	2,211
Subscription services	3,598	3,249
Total product licenses and subscription services	4,117	5,460
Product support	7,067	4,796
Other services	14,989	14,929
Total cost of revenues	26,173	25,185
Gross profit	89,193	97,782
Operating expenses:
Sales and marketing	48,760	51,335
Research and development	28,215	23,560
General and administrative	22,604	22,172
Total operating expenses	99,579	97,067
(Loss) income from operations	(10,386)	715
Interest income, net	2,566	2,034
Other expense, net	(596)	(1,594)
(Loss) income before income taxes	(8,416)	1,155
Benefit from income taxes	(510)	(518)
Net (loss) income	(7,906)	1,673
Basic (loss) earnings per share (1)	$(0.77)	$0.15
Weighted average shares outstanding used in computing basic (loss) earnings per share	10,328	11,447
Diluted (loss) earnings per share (1)	$(0.77)	$0.15
Weighted average shares outstanding used in computing diluted (loss) earnings per share	10,328	11,488

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)	(unaudited)
Net (loss) income	$(7,906)	$1,673
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(162)	1,440
Unrealized gain on short-term investments	415	0
Total other comprehensive income	253	1,440
Comprehensive (loss) income	$(7,653)	$3,113

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings
Balance at January 1, 2018	$605,726	15,817	$16	2,035	$2	$559,918	(6,405)	$(475,184)	$(5,659)	$526,633
Net income	1,673	0	0	0	0	0	0	0	0	1,673
Other comprehensive income	1,440	0	0	0	0	0	0	0	1,440	0
Share-based compensation expense	4,743	0	0	0	0	4,743	0	0	0	0
Balance at March 31, 2018	$613,582	15,817	$16	2,035	$2	$564,661	(6,405)	$(475,184)	$(4,219)	$528,306
Net income	4,828	0	0	0	0	0	0	0	0	4,828
Other comprehensive loss	(3,892)	0	0	0	0	0	0	0	(3,892)	0
Issuance of class A common stock under stock option plans	2,471	20	0	0	0	2,471	0	0	0	0
Share-based compensation expense	3,370	0	0	0	0	3,370	0	0	0	0
Balance at June 30, 2018	$620,359	15,837	$16	2,035	$2	$570,502	(6,405)	$(475,184)	$(8,111)	$533,134
Net income	12,699	0	0	0	0	0	0	0	0	12,699
Other comprehensive loss	(607)	0	0	0	0	0	0	0	(607)	0
Share-based compensation expense	2,972	0	0	0	0	2,972	0	0	0	0
Balance at September 30, 2018	$635,423	15,837	$16	2,035	$2	$573,474	(6,405)	$(475,184)	$(8,718)	$545,833
Net income	3,301	0	0	0	0	0	0	0	0	3,301
Other comprehensive loss	(1,499)	0	0	0	0	0	0	0	(1,499)	0
Purchases of treasury stock	(110,977)	0	0	0	0	0	(880)	(110,977)	0	0
Share-based compensation expense	3,483	0	0	0	0	3,483	0	0	0	0
Balance at December 31, 2018	$529,731	15,837	$16	2,035	$2	$576,957	(7,285)	$(586,161)	$(10,217)	$549,134
Net loss	(7,906)	0	0	0	0	0	0	0	0	(7,906)
Other comprehensive income	253	0	0	0	0	0	0	0	253	0
Issuance of class A common stock under stock option plans	1,507	13	0	0	0	1,507	0	0	0	0
Purchases of treasury stock	(48,244)	0	0	0	0	0	(363)	(48,244)	0	0
Share-based compensation expense	2,965	0	0	0	0	2,965	0	0	0	0
Balance at March 31, 2019	$478,306	15,850	$16	2,035	$2	$581,429	(7,648)	$(634,405)	$(9,964)	$541,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(7,906)	$1,673
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,664	3,298
Bad debt expense	827	165
Net realized loss on short-term investments	41	0
Deferred taxes	(1,694)	(2,662)
Share-based compensation expense	3,017	4,743
Changes in operating assets and liabilities:
Accounts receivable	10,266	422
Prepaid expenses and other current assets	(3,070)	(3,783)
Deposits and other assets	(134)	228
Accounts payable and accrued expenses	(3,108)	(6,016)
Accrued compensation and employee benefits	(12,195)	(8,085)
Deferred revenue and advance payments	38,502	19,570
Operating lease liabilities	(2,074)	0
Other long-term liabilities	320	9,164
Net cash provided by operating activities	26,456	18,717
Investing activities:
Proceeds from redemption of short-term investments	314,403	195,820
Purchases of property and equipment	(6,011)	(1,294)
Purchases of short-term investments	(138,099)	(483,440)
Net cash provided by (used in) investing activities	170,293	(288,914)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,507	0
Purchases of treasury stock	(48,244)	0
Payments on capital lease obligations and other financing arrangements prior to the adoption of ASU 2016-02	0	(7)
Net cash used in financing activities	(46,737)	(7)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,133)	2,202
Net increase (decrease) in cash, cash equivalents, and restricted cash	148,879	(268,002)
Cash, cash equivalents and restricted cash, beginning of period	110,786	421,182
Cash, cash equivalents and restricted cash, end of period	$259,665	$153,180

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

As discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and its subsequent amendments (“ASU 2016-02”) effective January 1, 2019. Comparative prior period Consolidated Financial Statements have not been restated and are not directly comparable to the current period Consolidated Financial Statements.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no significant changes in the Company’s accounting policies since December 31, 2018, except as discussed below with respect to the Company’s adoption of ASU 2016-02.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company is not aware of any subsequent event that would require recognition or disclosure.

(b) Leases

ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to both (i) obtain economic benefits from and (ii) direct the use of an identified asset for a period of time in exchange for consideration.  Under ASU 2016-02, the Company evaluates its contracts to determine if they contain a lease and classifies any lease components identified as an operating or finance lease.  For each lease component, the Company recognizes a right-of-use (“ROU”) asset and a lease liability.  ROU assets and lease liabilities are presented separately for operating and finance leases; however, the Company currently has no material finance leases.  The Company’s operating leases are primarily related to office space in the United States and foreign locations.

In a contract that contains a lease, a component is an item or activity that transfers a good or service to the lessee.  Such contracts may be comprised of lease components, non-lease components, and elements that are not components.  Each lease component represents a lessee’s right to use an underlying asset in the contract if the lessee can benefit from the right of use of the asset either on its own or together with other readily available resources and if the right of use is neither highly dependent nor highly interrelated with other rights of use. Non-lease components include items such as common area maintenance and utilities provided by the lessor.  The Company has elected the practical expedient provided in ASU 2016-02 to not separate lease components from non-lease components for office space, which is the Company’s only material underlying asset class.  For each lease within this asset class, the non-lease components and related lease components are accounted for as a single lease component.  Items or activities that do not transfer goods or services to the lessee, such as administrative tasks to set up the contract and reimbursement or payment of lessor costs, are not components of the contract and therefore no contract consideration is allocated to such items or activities.

Consideration in the contract is comprised of any fixed payments and variable payments that depend on an index or rate. Payments in the Company's operating lease arrangements are typically comprised of base office rent and parking fees.  Costs related to the Company’s non-lease components, as described above, are generally variable and do not depend on an index or rate and are therefore excluded from the contract consideration allocated to the lease components.  The Company’s operating lease arrangements generally do not contain any payments related to items or activities that are not components.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Operating lease liabilities are initially and subsequently measured at the present value of unpaid lease payments, discounted at the discount rate of the lease.  Operating lease ROU assets are initially measured as the sum of the initial lease liability, any initial direct costs incurred, and any prepaid lease payments, less any lease incentives received.  The ROU asset is amortized over the term of the lease. A single lease expense is recorded within operating expenses in the consolidated statements of operations on a straight-line basis over the lease term. Variable lease payments that are not included in the measurement of the lease liability are recognized in the period when the obligations for those payments are incurred. In the Company's lease agreements, these variable payments typically include certain taxes, utilities, and maintenance costs, and other fees.

The Company uses its incremental borrowing rate as the discount rate for all of its leases, as the rate implicit in the lease is not readily determinable in any of its lease contracts. In determining the incremental borrowing rate, the Company considers its credit risk profile, the currency of the contract, the economic environment in which the lease exists, and the term of the lease.

The Company does not recognize lease liabilities or ROU assets for any short-term leases with a non-cancellable lease term of 12 months or less. Instead the lease payments for these short-term leases are expensed on a straight-line basis over the lease term, and any variable payments are recognized in the period when the obligations for those payments are incurred.  The Company believes that, using this methodology, expense reasonably reflects the Company’s short-term lease commitments.

(2) Recent Accounting Standards

Lease accounting

The Company adopted ASU 2016-02 effective as of January 1, 2019 and elected the transition option to apply the new lease requirements as of the adoption date without restating comparative periods presented in its financial statements. Additionally, the Company elected the package of practical expedients described in ASU 2016-02, which includes not reassessing the following: (i) lease classification of existing leases, (ii) whether expired or existing contracts contain leases, and (iii) initial direct costs for existing leases.

Upon adoption of ASU 2016-02, the Company recognized additional ROU assets of $88.8 million, additional total lease liabilities of $116.9 million, reductions in total deferred rent of $28.5 million, and reductions in prepaid expenses of $0.4 million in its 2019 beginning balances. All adjustments relate to the Company’s operating leases; the Company does not have any material leases that are classified as finance leases. There was no cumulative effect adjustment to the Company's 2019 beginning retained earnings balance, as the Company did not have material unamortized initial direct costs. Beginning with the three months ended March 31, 2019, the Company presents the amortization of its operating ROU assets and the change in its operating lease liabilities within the operating activities section of its consolidated statements of cash flows. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated results of operations.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Credit losses

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including trade accounts receivable), net investments in leases, and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. ASU 2016-13 also changes the impairment accounting for available-for-sale debt securities, requiring credit losses to be recorded through an allowance for credit losses. The standard is effective for interim and annual periods beginning January 1, 2020.  Early adoption is permitted.  A modified retrospective adoption method is required, with a cumulative-effect adjustment to the opening retained earnings balance in the period of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

(3) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments.  All of the Company’s short-term investments are in U.S. Treasury securities and all short-term investments have stated maturity dates between three months and one year from the purchase date.  All short-term investments are included within “Short-term investments” on the accompanying Consolidated Balance Sheets.  The fair value of the Company’s short-term investments is determined based on quoted market prices in active markets for identical securities (Level 1 inputs). As of March 31, 2019 and December 31, 2018, all short-term investments were classified as available-for-sale and reported at fair value.

The amortized cost and fair value of available-for-sale investments at March 31, 2019 were $292.3 million and $292.3 million, respectively.  The amortized cost and fair value of available-for-sale investments at December 31, 2018 were $466.6 million and $466.2 million, respectively.  The total gross unrecognized holding losses accumulated in other comprehensive loss were not material as of March 31, 2019 and December 31, 2018. The total gross unrecognized holding gains accumulated in other comprehensive loss were not material as of March 31, 2019 and December 31, 2018.  No other-than-temporary impairments related to these investments have been recognized as of March 31, 2019 and December 31, 2018.

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

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2019	2018
Billed and billable	$138,490	$176,848
Less: allowance for doubtful accounts	(4,568)	(5,489)
Accounts receivable, net	$133,922	$171,359

The Company maintains an allowance for doubtful accounts, which represents its best estimate of probable losses inherent in the accounts receivable balances.  The Company evaluates specific accounts when it becomes aware that a customer may not be able to meet its financial obligations due to deterioration of the customer’s liquidity, financial viability, or credit ratings or the customer’s bankruptcy.  In addition, the Company periodically adjusts this allowance based on its review and assessment of the aging of receivables. For the three months ended March 31, 2019 and 2018, the Company’s bad debt expense and write-offs totaled $0.8 million and $0.2 million, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In contrast, rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue.  During the three months ended March 31, 2019 and 2018, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.2 million and $0.8 million in accrued sales and usage-based royalty revenue as of March 31, 2019 and December 31, 2018, respectively.

Contract liabilities are amounts received or due from customers in advance of the Company transferring the products or services to the customer.  Revenue is subsequently recognized in the period(s) in which control of the products or services is transferred to the customer.  The Company’s contract liabilities are presented as either current or non-current “Deferred revenue and advance payments” in the Consolidated Balance Sheets, depending on whether the products or services are expected to be transferred to the customer within the next year.

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2019	2018
Current:
Deferred product licenses revenue	$555	$1,768
Deferred subscription services revenue	15,641	13,508
Deferred product support revenue	166,306	152,501
Deferred other services revenue	7,568	8,763
Total current deferred revenue and advance payments	$190,070	$176,540

Non-current:
Deferred product licenses revenue	$479	$542
Deferred subscription services revenue	247	2,384
Deferred product support revenue	3,231	3,091
Deferred other services revenue	582	452
Total non-current deferred revenue and advance payments	$4,539	$6,469

During the three months ended March 31, 2019 and 2018, the Company recognized revenues of $67.0 million and $74.6 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of the respective year.  For the three months ended March 31, 2019 and 2018, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

As of March 31, 2019, the Company had an aggregate transaction price of $194.6 million allocated to unsatisfied performance obligations related to product support, subscription services, other services, and product licenses contracts.  The Company expects to recognize $190.1 million within the next 12 months and $4.5 million thereafter.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Leases

The Company leases office space in the United States and foreign locations under operating lease agreements. Office space is the Company’s only material underlying asset class under operating lease agreements. The Company has no material finance leases.

Under the Company’s office space lease agreements, fixed payments and variable payments that depend on an index or rate are typically comprised of base rent and parking fees. Additionally, under these agreements the Company is generally responsible for certain variable payments that typically include certain taxes, utilities and maintenance costs, and other fees. These variable lease payments are generally based on the Company’s occupation or usage percentages and are subject to adjustments by the lessor.

As of March 31, 2019, the Company’s ROU asset and total lease liability balances were comprised of $74.3 million and $101.6 million, respectively, for leases in the United States and $13.4 million and $14.2 million, respectively, for foreign leases. The Company’s most significant lease is for its corporate headquarters, in which it leases approximately 214,000 square feet of office space at a location in Northern Virginia. The ROU asset and total lease liability balances related to the Company’s corporate headquarters lease were $69.5 million and $96.7 million, respectively, as of March 31, 2019. The lease agreement for the Company’s corporate headquarters location is set to expire in December 2030, with an option for the Company to extend the term for an additional five or 10 consecutive years. The Company is currently not reasonably certain it will exercise this renewal option and therefore has not included the renewal option in the lease term. Several of the Company’s remaining leases also contain options for renewal or options to terminate all or a portion of the leased space. The Company continually assesses the likelihood of exercising these options and recognizes an option as part of its ROU assets and lease liabilities if and when it is reasonably certain that it will exercise the option.

The following table presents the Company’s total lease cost and other lease details for the three months ended March 31, 2019 (in thousands, except years and discount rate):

Lease cost:
Operating lease cost	$3,769
Short-term lease cost	814
Variable lease cost	311
Total lease cost	$4,894
Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,861
ROU assets obtained in exchange for new operating lease liabilities	$1,017
Weighted-average remaining lease term in years – operating leases	10.6
Weighted-average discount rate – operating leases	6.0%

The following table presents the maturities of the Company’s operating lease liabilities as of March 31, 2019 (in thousands):

For the period ended March 31,
2020	$15,684
2021	15,439
2022	14,909
2023	14,717
2024	14,089
Thereafter	83,327
Total lease payments	158,165
Less: imputed interest	(42,402)
Total	$115,763

Reported as:
Current operating lease liabilities	$9,102
Non-current operating lease liabilities	106,661
Total	$115,763

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table shows future minimum payments under noncancellable operating leases and purchase agreements with initial terms of greater than one year, based on the expected due dates of the various installments as of December 31, 2018 (in thousands), as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, prior to the adoption of ASU 2016-02:

Operating Leases
Year	Amount
2019	$27,768
2020	25,583
2021	18,573
2022	15,694
2023	15,607
Thereafter	92,347
$195,572

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of March 31, 2019 or December 31, 2018.

See Note 5, Leases, to the Consolidated Financial Statements for information regarding the Company’s commitments that are related to lease agreements.

As a result of the U.S. government-enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), the Company recorded a tax expense of $37.2 million prior to 2019, related to the mandatory deemed repatriation transition tax (“Transition Tax”).  At March 31, 2019, $28.9 million of the Transition Tax was unpaid and was included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. See Note 8, Income Taxes, to the Consolidated Financial Statements for further information.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2023 (the “Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three months ended March 31, 2019, the Company repurchased an aggregate of 362,148 shares of its class A common stock at an average price per share of $133.21 and an aggregate cost of $48.2 million pursuant to the Share Repurchase Program.  As of March 31, 2019, the Company had repurchased an aggregate of 5,069,762 shares of its class A common stock at an average price per share of $99.51 and an aggregate cost of $504.5 million pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.  During the three months ended March 31, 2018, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program.

(8) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various U.S. federal, state, and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2014.  However, due to the Company’s use of state net operating loss (“NOL”) and federal tax credit carryovers in the United States, U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended 2007 and forward that the Company used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Italy for tax years 2013 and forward, Poland for tax years 2014 and forward, Spain for tax years 2015 and forward, and Germany and the United Kingdom for tax years 2016 and forward. To date there have been no material audit assessments related to audits in any of the applicable foreign jurisdictions.

As of March 31, 2019, the Company had unrecognized tax benefits of $5.0 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.  If recognized, $4.5 million of these unrecognized tax benefits would impact the Company’s effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the benefit from income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s benefit from income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of March 31, 2019, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.8 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31,	December 31,
	2019	2018
Deferred tax assets, net of deferred tax liabilities	$20,455	$18,786
Valuation allowance	(1,507)	(1,507)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$18,948	$17,279

The valuation allowance as of March 31, 2019 and December 31, 2018 related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2019 and applied that rate to its loss before income taxes in determining its benefit from income taxes for the three months ended March 31, 2019.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 31, 2019, the Company recorded a benefit from income taxes of $0.5 million that resulted in an effective tax rate of 6.1%, as compared to a benefit from income taxes of $0.5 million that resulted in an effective tax rate of (44.8)% for the three months ended March 31, 2018. The change in the effective tax rate in 2019 is mainly due to the change in the expected proportion of U.S. versus foreign income.

In the United States, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.  The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2019 annual effective tax rate that is reflected in its benefit from income taxes for the three months ended March 31, 2019.

The Tax Act also imposed a Transition Tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries of the Company. To determine the amount of the Transition Tax, the Company must determine, among other things, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. As of March 31, 2019 and December 31, 2018, the Company’s total provision for the Transition Tax was $37.2 million, of which $8.3 million had been paid and $28.9 million was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. The Transition Tax will be paid in full by 2025.

The Company earns a significant amount of its revenues outside the United States and, as of December 31, 2018, the Company’s accumulated foreign earnings and profits were $397.4 million.  As of March 31, 2019 and December 31, 2018, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $124.1 million and $173.6 million, respectively, and by the Company’s non-U.S. entities was $427.0 million and $402.5 million, respectively.  As of March 31, 2019, the Company intends to indefinitely reinvest at least $197.4 million of its undistributed foreign earnings.  This amount takes into consideration a one-time repatriation the Company intends to make in 2019. When the Company makes such repatriation, after taking into account the Transition Tax described above, the Company expects it will generate only an immaterial U.S. tax expense related to U.S. state income taxes.

In the United Kingdom, recently enacted legislation related to offshore receipts in respect of intangible property imposes a 20% tax on payments made by multinational companies that hold intangible property in low tax jurisdictions where the income derived from such intangible property results from sales within the United Kingdom.  Based on currently available information, the Company intends to treat this tax as a transactional tax included in operating expenses and will start accruing this tax as of April 6, 2019, the date of implementation of the law. Accordingly, this tax is not reflected in the accompanying Consolidated Financial Statements.

In determining the Company’s provision for (benefit from) income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, particularly changes related to the utilization of NOLs in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense or benefit and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain. Therefore, actual results could differ materially from projections.  Currently, the Company expects to use its deferred tax assets, subject to Internal Revenue Code limitations, within the carryforward periods.  Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable.  If the Company is unable to regain or increase profitability in future periods, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of March 31, 2019, a total of 2,300,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of March 31, 2019, there were 573,750 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

During the three months ended March 31, 2019, stock options to purchase an aggregate of 30,000 shares of class A common stock were granted pursuant to the 2013 Equity Plan. As of March 31, 2019, there were options to purchase 1,459,983 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2019:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2019	1,480	$137.16
Granted	30	$145.41
Exercised	(13)	$120.59	$245
Forfeited/Expired	(37)	$140.98
Balance as of March 31, 2019	1,460	$137.38
Exercisable as of March 31, 2019	814	$137.00	$12,929	5.9
Expected to vest as of March 31, 2019	646	$137.85	$7,628	8.9
Total	1,460	$137.38	$20,557	7.2

Stock options outstanding as of March 31, 2019 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2019
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$119.02 - $140.00	1,154	$126.44	7.3
$140.01 - $160.00	30	$145.41	9.9
$160.01 - $180.00	113	$167.75	5.9
$180.01 - $201.25	163	$192.40	7.1
Total	1,460	$137.38	7.2

An aggregate of 132,000 stock options with an aggregate fair value of $7.6 million vested during the three months ended March 31, 2019. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $54.85 and $52.44 for each share subject to a stock option granted during the three months ended March 31, 2019 and 2018, respectively, based on the following assumptions:

	Three months ended
	March 31,
	2019	2018
Expected term of options in years	6.3	6.3
Expected volatility	33.4%	35.2% - 35.5%
Risk-free interest rate	2.5%	2.7%
Expected dividend yield	0.0%	0.0%

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 31, 2019 and 2018, the Company recognized approximately $3.0 million and $4.7 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of March 31, 2019, there was approximately $30.9 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.9 years.

Other stock-based awards

During the first quarter of 2019, the Company did not grant any “other stock-based awards” under the 2013 Equity Plan. For each of the three months ended March 31, 2019 and 2018, the Company did not recognize a material amount in share-based compensation expense from other stock-based awards. As of March 31, 2019, there was approximately $0.5 million of total unrecognized share-based compensation expense related to other stock-based awards.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.2 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

(10) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method.

For the three months ended March 31, 2019 and 2018, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 1,471,000 and 721,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(11) Segment Information

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2019
Total revenues	$64,881	$37,675	$12,810	$115,366
Gross profit	$49,534	$29,528	$10,131	$89,193
Three months ended March 31, 2018
Total revenues	$72,079	$38,198	$12,690	$122,967
Gross profit	$57,051	$30,515	$10,216	$97,782
As of March 31, 2019
Long-lived assets	$126,956	$10,476	$13,517	$150,949
As of December 31, 2018
Long-lived assets	$49,611	$5,931	$4,511	$60,053

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three months ended March 31, 2019 and 2018, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2019 and 2018, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2019 and December 31, 2018, no individual foreign country accounted for 10% or more of total consolidated assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under “Part II. Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.  Such forward-looking statements represent management’s current expectations and are inherently uncertain.  Investors are warned that actual results may differ from management’s expectations.

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

The analytics market is highly competitive. Our success depends on the effectiveness with which we can differentiate our products from those offered by large software vendors that provide products across multiple lines of business, including one or more products that directly compete with our products, and other analytics vendors across large, mid-sized, and small opportunities. We believe a key differentiator of MicroStrategy is our offering of a single, comprehensive enterprise platform that uniquely features Federated Analytics, Transformational Mobility, and HyperIntelligence™, which can be deployed on-premises or on multiple private and public cloud platforms.

We continue to innovate our platform by focusing on making it more usable, powerful, scalable, flexible, and secure. In the three months ended March 31, 2019, these innovations included:

•	extending Zero-Click Intelligence™ with HyperMobile™, an iOS application that works for iPad and iPhone, enabling more users in the organization to access information on their mobile devices;
•	expanding Federated Analytics with MicroStrategy for Office, allowing users of Microsoft Excel to access the trusted, secure data in MicroStrategy’s Enterprise Semantic Graph™;
•	extending the availability of MicroStrategy in the cloud by adding new deployment options on Microsoft Azure and strengthening MicroStrategy on Amazon Web Services (“AWS”); and
•	adding out-of-the-box connectivity to 17 new cloud applications, enabling users to easily access data within applications such as Agile Central, Infusionsoft CRM, and SAP SuccessFactors.

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Revenues
Product licenses	$18,291	$17,301
Subscription services	7,144	7,662
Total product licenses and subscription services	25,435	24,963
Product support	71,450	74,415
Other services	18,481	23,589
Total revenues	115,366	122,967
Cost of revenues
Product licenses	519	2,211
Subscription services	3,598	3,249
Total product licenses and subscription services	4,117	5,460
Product support	7,067	4,796
Other services	14,989	14,929
Total cost of revenues	26,173	25,185
Gross profit	89,193	97,782
Operating expenses
Sales and marketing	48,760	51,335
Research and development	28,215	23,560
General and administrative	22,604	22,172
Total operating expenses	99,579	97,067
(Loss) income from operations	$(10,386)	$715

As part of our efforts to take greater advantage of the opportunities in the market and grow our market share, we expect to continue research and development expenditures at the current pace.

As of March 31, 2019, we had a total of 2,494 employees, of whom 1,198 were based in the United States and 1,296 were based internationally.  Of our 2,494 total employees, 675 were engaged in sales and marketing, 733 in research and development, 757 in subscription services, product support, consulting, and education, and 329 in finance, administration, and corporate operations.  The following table summarizes employee headcount as of the dates indicated:

	March 31,	December 31,	March 31,
	2019	2018	2018
Subscription services	54	56	57
Product support	224	202	182
Consulting	429	452	441
Education	50	47	42
Sales and marketing	675	707	667
Research and development	733	716	604
General and administrative	329	348	313
Total headcount	2,494	2,528	2,306

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

	Three Months Ended
	March 31,
	2019	2018
Cost of product support revenues	$81	$47
Cost of consulting revenues	52	9
Cost of education revenues	48	28
Sales and marketing	903	1,064
Research and development	679	635
General and administrative	1,254	2,960
Total share-based compensation expense	$3,017	$4,743

As of March 31, 2019, we estimated that approximately $31.4 million of additional share-based compensation expense for awards granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.9 years.

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

Non-GAAP Financial Measure

We are providing a supplemental financial measure for (loss) income from operations that excludes the impact of our share-based compensation arrangements. This supplemental financial measure is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this supplemental financial measure may not be comparable to similarly titled measures of other companies.  Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions.  We believe that this non-GAAP financial measure is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes a significant non-cash expense that we believe is not reflective of our general business performance.  In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies.  Therefore, we believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP.  For example, we expect that share-based compensation expense, which is excluded from our non-GAAP financial measure, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors.  Our non-GAAP financial measure is not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measure only supplementally.

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Reconciliation of non-GAAP (loss) income from operations:
(Loss) income from operations	$(10,386)	$715
Share-based compensation expense	3,017	4,743
Non-GAAP (loss) income from operations	$(7,369)	$5,458

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

The section “Critical Accounting Policies” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 provides a more detailed explanation of the judgments made and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2018.

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

	Three Months Ended
	March 31,
	2019	2018
Product licenses revenues	$(1,324)	$464
Subscription services revenues	(113)	173
Product support revenues	(2,695)	2,914
Other services revenues	(812)	1,194
Cost of product support revenues	(188)	140
Cost of other services revenues	(797)	901
Sales and marketing expenses	(1,684)	1,333
Research and development expenses	(410)	398
General and administrative expenses	(398)	353

For example, if there had been no change to foreign currency exchange rates from 2018 to 2019, international product licenses revenues would have been $10.4 million rather than $9.1 million for the three months ended March 31, 2019.  If there had been no change to foreign currency exchange rates from 2018 to 2019, international product support revenues would have been $32.1 million rather than $29.4 million for the three months ended March 31, 2019.  If there had been no change to foreign currency exchange rates from 2018 to 2019, sales and marketing expenses would have been $50.4 million rather than $48.8 million for the three months ended March 31, 2019.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada and the term “international” refers to operations outside of the United States and Canada.

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2019	2018	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$9,194	$11,196	-17.9%
International	9,097	6,105	49.0%
Total product licenses revenues	18,291	17,301	5.7%
Subscription Services
Domestic	5,463	6,077	-10.1%
International	1,681	1,585	6.1%
Total subscription services revenues	7,144	7,662	-6.8%
Total product licenses and subscription services revenues	$25,435	$24,963	1.9%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	1
Between $0.5 million and $1.0 million in licenses revenue recognized	3	4
Total	5	5
Domestic:
More than $1.0 million in licenses revenue recognized	1	1
Between $0.5 million and $1.0 million in licenses revenue recognized	1	3
Total	2	4
International:
More than $1.0 million in licenses revenue recognized	1	0
Between $0.5 million and $1.0 million in licenses revenue recognized	2	1
Total	3	1

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2019	2018	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$2,402	$1,055	127.7%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,061	2,567	-19.7%
Less than $0.5 million in licenses revenue recognized	13,828	13,679	1.1%
Total	18,291	17,301	5.7%
Domestic:
More than $1.0 million in licenses revenue recognized	1,128	1,055	6.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	549	2,010	-72.7%
Less than $0.5 million in licenses revenue recognized	7,517	8,131	-7.6%
Total	9,194	11,196	-17.9%
International:
More than $1.0 million in licenses revenue recognized	1,274	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	1,512	557	171.5%
Less than $0.5 million in licenses revenue recognized	6,311	5,548	13.8%
Total	$9,097	$6,105	49.0%

Product licenses revenues increased $1.0 million for the three months ended March 31, 2019, as compared to the same period in the prior year.  For the three months ended March 31, 2019 and 2018, product licenses transactions with more than $0.5 million in recognized revenue represented 24.4% and 20.9%, respectively, of our product licenses revenues.  For the three months ended March 31, 2019, our top three product licenses transactions totaled $3.4 million in recognized revenue, or 18.6% of total product licenses revenues, compared to $2.5 million, or 14.6% of total product licenses revenues, for the three months ended March 31, 2018.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $2.0 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with less than $1.0 million in recognized revenue.

International product licenses revenues.  International product licenses revenues increased $3.0 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to an overall increase in the number of transactions, partially offset by a $1.3 million unfavorable foreign currency exchange impact.

Subscription services revenues.  Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.  Subscription services revenues decreased $0.5 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a decrease in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2019	2018	Change
Product Support Revenues:
Domestic	$42,002	$43,144	-2.6%
International	29,448	31,271	-5.8%
Total product support revenues	$71,450	$74,415	-4.0%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $3.0 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a $2.7 million unfavorable foreign currency exchange impact.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended
	March 31,		%
	2019	2018	Change
Other Services Revenues:
Consulting
Domestic	$7,046	$10,305	-31.6%
International	9,557	10,982	-13.0%
Total consulting revenues	16,603	21,287	-22.0%
Education	1,878	2,302	-18.4%
Total other services revenues	$18,481	$23,589	-21.7%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues decreased $4.7 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide and a $0.7 million unfavorable foreign currency exchange impact.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues decreased $0.4 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a decrease in overall contract values.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2019	2018	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$519	$2,211	-76.5%
Subscription services	3,598	3,249	10.7%
Total product licenses and subscription services	4,117	5,460	-24.6%
Product support	7,067	4,796	47.4%
Other services:
Consulting	12,985	13,321	-2.5%
Education	2,004	1,608	24.6%
Total other services	14,989	14,929	0.4%
Total cost of revenues	$26,173	$25,185	3.9%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased $1.7 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a $1.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 10, which became fully amortized in May 2018, and a $0.2 million decrease in royalties paid to third-party software vendors. As of March 31, 2019, all previously capitalized software development costs have been fully amortized.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues increased $0.3 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a $0.4 million increase in third-party hosting service provider fees.  Subscription services headcount decreased 5.3% to 54 at March 31, 2019 from 57 at March 31, 2018.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs.  Cost of product support revenues increased $2.3 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a $2.0 million increase in compensation and related costs due to an increase in staffing levels. Product support headcount increased 23.1% to 224 at March 31, 2019 from 182 at March 31, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of product support revenues, will continue to be a recurring expense.  As of March 31, 2019, we estimated that approximately $0.9 million of additional share-based compensation expense will be recognized as cost of product support revenues over a remaining weighted average period of 2.9 years.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues decreased $0.3 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a $0.7 million decrease in compensation and related costs, partially offset by a $0.3 million increase in travel and entertainment expenditures. Included in cost of consulting revenues for the three months ended March 31, 2019 is an aggregate $0.7 million favorable foreign currency exchange impact. Consulting headcount decreased 2.7% to 429 at March 31, 2019 from 441 at March 31, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of consulting revenues, will continue to be a recurring expense. As of March 31, 2019, we estimated that approximately $0.7 million of additional share-based compensation expense will be recognized as cost of consulting revenues over a remaining weighted average period of 3.7 years.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues increased $0.4 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a $0.2 million increase in compensation and related costs due to an increase in staffing levels and a $0.2 million increase in subcontractor costs. Education headcount increased 19.0% to 50 at March 31, 2019 from 42 at March 31, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of education revenues, will continue to be a recurring expense.  As of March 31, 2019, we estimated that approximately $0.6 million of additional share-based compensation expense will be recognized as cost of education revenues over a remaining weighted average period of 2.9 years.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2019	2018	Change
Sales and marketing expenses	$48,760	$51,335	-5.0%

Sales and marketing expenses decreased $2.6 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a $3.2 million decrease in marketing and advertising costs, a $1.0 million decrease in travel and entertainment expenditures, a $0.3 million decrease in recruiting costs, and a $0.2 million net decrease in share-based compensation expense, partially offset by $0.7 million increase in compensation and related costs due to an increase in staffing levels, a $0.7 million increase in facility and other related support costs, a $0.5 million increase in subcontractor costs, and a $0.2 million increase in the amortization of capitalized variable compensation. The $0.2 million net decrease in share-based compensation expense is primarily due to reversals of previously recorded share-based compensation expenses due to pre-vesting forfeitures of certain stock options, partially offset by the grant of additional awards under the 2013 Equity Plan.  Included in sales and marketing expenses for the three months ended March 31, 2019 is an aggregate $1.7 million favorable foreign currency exchange impact. Sales and marketing headcount increased 1.2% to 675 at March 31, 2019 from 667 at March 31, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as sales and marketing expense, will continue to be a significant recurring expense.  As of March 31, 2019, we estimated that approximately $12.9 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 3.2 years.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2019	2018	Change
Research and development expenses	$28,215	$23,560	19.8%
Amortization of capitalized software development costs included in cost of product licenses revenues	$0	$1,499	-100.0%

Research and development expenses increased $4.7 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a $4.2 million increase in compensation and related costs due to an increase in staffing levels and a $0.6 million increase in facility and other related support costs. The increase in research and development expenses reflects our previously announced strategy to seek to take greater advantage of the opportunities in the market by increasing our research and development expenditures as we invest in our technology products and personnel. Research and development headcount increased 21.4% to 733 at March 31, 2019 from 604 at March 31, 2018. We expect research and development expenses to continue at the current pace in future periods as disclosed in the “Overview” section above. We have significantly accelerated the pace of our software development efforts and increased the frequency of our software releases subsequent to the release of MicroStrategy 10, which has resulted in our software development costs in recent periods being expensed as incurred. We do not expect to capitalize material software development costs in the near term.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as research and development expense, will continue to be a significant recurring expense.  As of March 31, 2019, we estimated that approximately $5.3 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 2.6 years.

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

	Three Months Ended
	March 31,		%
	2019	2018	Change
General and administrative expenses	$22,604	$22,172	1.9%

General and administrative expenses increased $0.4 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to a $1.2 million increase in compensation and related costs due to an increase in staffing levels, a $0.9 million increase in bad debt expense, and a $0.7 million increase in facility and other related support costs, partially offset by a $1.7 million net decrease in share-based compensation expense, a $0.3 million decrease in recruiting costs, a $0.2 million decrease in subcontractor costs, and a $0.2 million decrease in travel and entertainment expenditures. The $1.7 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested in the second quarter of 2018, partially offset by the grant of additional awards under the 2013 Equity Plan.  General and administrative headcount increased 5.1% to 329 at March 31, 2019 from 313 at March 31, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense.  As of March 31, 2019, we estimated that approximately $11.0 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.6 years.

Other Expense, Net

Other expense, net is comprised primarily of foreign currency transaction gains and losses.  For the three months ended March 31, 2019 and 2018, other expense, net, of $0.6 and $1.6 million, respectively, was comprised primarily of foreign currency transaction net losses arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

Benefit from Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2019 and applied that rate to the losses before income taxes in determining the benefit from income taxes for the three months ended March 31, 2019.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the three months ended March 31, 2019, we recorded a benefit from income taxes of $0.5 million that resulted in an effective tax rate of 6.1%, as compared to a benefit from income taxes of $0.5 million that resulted in an effective tax rate of (44.8)% for the three months ended March 31, 2018.  The change in the effective tax rate in 2019 is mainly due to the change in the expected proportion of U.S. versus foreign income and certain discrete tax items.

As of March 31, 2019, we had no U.S. federal NOL carryforwards and estimated that we had $3.6 million of foreign NOL carryforwards.  As of March 31, 2019, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $18.9 million.  As of March 31, 2019, we had a valuation allowance of $1.5 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

If we are unable to regain or increase profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.  We will continue to regularly assess the realizability of deferred tax assets.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent amounts received or due from our customers in advance of our transferring our products or services to the customer. Revenue is subsequently recognized in the period(s) in which control of the products or services are transferred to the customer.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2019	2018	2018
Current:
Deferred product licenses revenue	$555	$1,768	$3,064
Deferred subscription services revenue	15,641	13,508	16,742
Deferred product support revenue	166,306	152,501	173,156
Deferred other services revenue	7,568	8,763	8,756
Total current deferred revenue and advance payments	$190,070	$176,540	$201,718
Non-current:
Deferred product licenses revenue	$479	$542	$843
Deferred subscription services revenue	247	2,384	385
Deferred product support revenue	3,231	3,091	3,854
Deferred other services revenue	582	452	586
Total non-current deferred revenue and advance payments	$4,539	$6,469	$5,668
Total current and non-current:
Deferred product licenses revenue	$1,034	$2,310	$3,907
Deferred subscription services revenue	15,888	15,892	17,127
Deferred product support revenue	169,537	155,592	177,010
Deferred other services revenue	8,150	9,215	9,342
Total current and non-current deferred revenue and advance payments	$194,609	$183,009	$207,386

Total deferred revenue and advance payments increased $11.6 million as of March 31, 2019, as compared to December 31, 2018, primarily due to an increase in deferred revenue from product support contract renewals that were delayed from the fourth quarter of 2018. Total deferred revenue and advance payments decreased $12.8 million as of March 31, 2019, as compared to March 31, 2018, primarily due to the decrease in our international deferred revenue balances from the general strengthening of the U.S. dollar and differences in the timing and length of certain product support contract renewals.

We expect to recognize approximately $190.1 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable.  Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities.  We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.

As of March 31, 2019 and December 31, 2018, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $124.1 million and $173.6 million, respectively, and by our non-U.S. entities was $427.0 million and $402.5 million, respectively. We earn a significant amount of our revenues outside the United States and our accumulated foreign earnings and profits as of December 31, 2018 were $397.4 million. As of March 31, 2019, we intend to indefinitely reinvest at least $197.4 million of our undistributed foreign earnings. This amount takes into consideration a one-time repatriation we intend to make in 2019.  When we make such repatriation, after taking into account the Transition Tax, we expect it will generate only an immaterial U.S. tax expense related to U.S. state income taxes. We do not anticipate needing to repatriate additional cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	March 31,		%
	2019	2018	Change
Net cash provided by operating activities	$26,456	$18,717	41.3%
Net cash provided by (used in) investing activities	$170,293	$(288,914)	-158.9%
Net cash used in financing activities	$(46,737)	$(7)	n/a

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, and subscription services.  Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities was $26.5 million and $18.7 million for the three months ended March 31, 2019 and 2018, respectively.  The increase in net cash provided by operating activities during the three months ended March 31, 2019, as compared to the same period in the prior year, was due to a $17.0 million increase from changes in operating assets and liabilities and a $0.3 million increase from changes in non-cash items, offset by a $9.6 million decrease in net income. Non-cash items consist primarily of depreciation and amortization, bad debt expense, deferred taxes, and share-based compensation expense.

Net cash provided by (used in) investing activities.  The changes in net cash provided by (used in) investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment.  Net cash provided by investing activities was $170.3 million and net cash used in investing activities was $288.9 million for the three months ended March 31, 2019 and 2018, respectively.  The increase in net cash provided by investing activities for the three months ended March 31, 2019, as compared to the same period in the prior year, was due to a $345.3 million decrease in purchases of short-term investments and a $118.6 million increase in proceeds from the redemption of short-term investments, offset by a $4.7 million increase in purchases of property and equipment.

Net cash used in financing activities.  The changes in net cash used in financing activities primarily relate to the purchase of treasury stock and the exercise of stock options under the 2013 Equity Plan.  Net cash used in financing activities was $46.7 million for the three months ended March 31, 2019. Net cash used in financing activities was not material for the three months ended March 31, 2018. The increase in net cash used in financing activities for the three months ended March 31, 2019, as compared to the same period in the prior year, was due to a $48.2 million increase in purchases of treasury stock, offset by a $1.5 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan.

Contractual obligations.

The following table shows future minimum payments under noncancellable operating leases and purchase agreements with initial terms of greater than one year and anticipated payments related to the Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of March 31, 2019 (in thousands):

	Payments due by period ended March 31,
	Total	2020	2021-2022	2023-2024	Thereafter
Contractual Obligations:
Operating leases	$166,264	$16,392	$31,884	$30,149	$87,839
Purchase obligations	22,113	$8,769	$10,254	$1,360	$1,730
Transition Tax	28,935	0	3,848	8,485	16,602
Total	$217,312	$25,161	$45,986	$39,994	$106,171

Unrecognized tax benefits.  As of March 31, 2019, we had $5.0 million of total gross unrecognized tax benefits, including penalty and interest accrued, recorded in other long-term liabilities.  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect a significant tax payment related to these obligations during 2019.

Off-balance sheet arrangements.  As of March 31, 2019, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 2, Recent Accounting Standards, to the Consolidated Financial Statements for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of March 31, 2019, we held approximately $292.3 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 43.8% and 41.4% of our total revenues for the three months ended March 31, 2019 and 2018, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to stockholders’ equity.  Revenues and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter in which the transactions occur.  Gains and losses from transactions in local currencies are included in net (loss) income.

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

As of March 31, 2019 and December 31, 2018, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.4% and 0.3%, respectively. If average exchange rates during the three months ended March 31, 2019 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2019 would have decreased by 3.9%.  During the three months ended March 31, 2019, our revenues were lower by 4.1% as a result of a 7.9% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.  Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Material Weaknesses and Status of Remediation

As described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we have begun implementing a remediation plan to address the material weaknesses disclosed in such Annual Report. These material weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively.  We expect to complete the remediation of these material weaknesses prior to the end of the fiscal year ending December 31, 2019.

Changes in Internal Controls.  In the three months ended March 31, 2019, we implemented new internal controls to facilitate our adoption of ASU 2016-02 and help ensure the proper identification, accounting, and reporting of material lease arrangements. Other than as disclosed above under “Material Weaknesses and Status of Remediation” and the new internal controls related to our adoption of ASU 2016-02, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	increases or decreases in our liability for unrecognized tax benefits; and
•	changes in customer decision-making processes or customer budgets.

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

We may not be able to regain or increase profitability in the future

We generated a net loss for the three months ended March 31, 2019; and, we may not be able to regain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses in future periods.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2019, we had $19.0 million of deferred tax assets, net of a $1.5 million valuation allowance. If we are unable to regain or increase profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

Economic uncertainty and increased competition for our customers, particularly in the retail industry, could materially adversely affect our business and results of operations

The U.S. and other significant markets have experienced cyclical downturns, and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles.  Furthermore, during uncertain economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us.  If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

We cannot predict the timing, strength, or duration of any economic slowdown, or any subsequent recovery generally, or competitive and structural changes in the retail industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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

In the United States, the Tax Act was enacted in December 2017, bringing about broad changes in the existing corporate tax system. Over time, the Tax Act may result in material impacts to our results of operations and may affect customer behavior and our ability to forecast our effective tax rate.  Many aspects of the Tax Act are unclear at this time and remain subject to pending regulatory and accounting guidance.  As a result, we have not yet been able to determine the full impact of the Tax Act on our business, operating results, and financial condition. As additional regulatory guidance is issued by the Internal Revenue Service, accounting treatment is clarified, and we perform additional analysis on the application of the Tax Act, our tax obligations and effective tax rate could be materially affected.

In the United Kingdom, legislation imposing a tax related to offshore receipts in respect of intangible property held in low tax jurisdictions became effective in April 2019.  Certain aspects of this legislation and its implementation remain unclear at this time, and, as a result, we have not yet been able to determine the full impact of the legislation on our business, operating results, or financial condition.  We expect that additional regulations or guidance may be issued and the accounting treatment of the new tax may be clarified. This legislation may materially increase our tax obligations with respect to the applicable receipts, which could have a material adverse effect on our results of operations.

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

Analytics applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and product enhancements.  In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available.  We cannot be sure that we will succeed in developing, marketing, and delivering, on a timely and cost-effective basis, new or enhanced offerings that respond to technological change or new customer requirements, nor can we be sure that any new or enhanced offerings will achieve market acceptance.  Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue.  For example, customers may delay making purchases of a new offering to permit them to make a more thorough evaluation of the offering or until industry and marketplace reviews become widely available.  Some customers may hesitate migrating to a new offering due to concerns regarding the complexity of migration or performance issues that may occur in product infancy.  In addition, we may lose existing customers who choose a competitor’s offering rather than migrate to our new offering. This could result in a temporary or permanent revenue shortfall and materially adversely affect our business.

A substantial customer shift in the deployment of MicroStrategy Analytics from a perpetual software license model to our cloud services model could affect the timing of revenue recognition and materially adversely affect our operating results

We offer our analytics platform in the form of a perpetual software license and a cloud-based subscription.  The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our cloud-based subscriptions.  For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer.  For cloud-based subscriptions, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period.  As a result, if a substantial number of current customers shift to subscribing, or new customers subscribe, to our cloud services offerings instead of purchasing perpetual software licenses for MicroStrategy Analytics, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results and cash flows for the periods during which such a shift occurs.

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

For example, as described in “Part I. Item 4. Controls and Procedures,” our internal control over financial reporting is not effective because of certain material weaknesses in our internal controls previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we expect to complete the remediation of these material weaknesses prior to the end of the fiscal year ending December 31, 2019. If we are unable to remediate these material weaknesses with respect to future periods or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, management may need to devote significant resources to improving internal controls, our ability to meet reporting obligations could be adversely affected, and investors’ confidence in our financial statements may be negatively affected, which could have a material adverse effect on our operating results and the market price of our stock.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, OEMs, and technology partners to license and support our products.  For the three months ended March 31, 2019, transactions by channel partners for which we recognized revenues accounted for 34.0% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and non-current deferred revenue and advance payments totaled $194.6 million as of March 31, 2019.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 43.8% and 41.4% of our total revenues for the three months ended March 31, 2019 and 2018, respectively.  Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities, including:

•	fluctuations in foreign currency exchange rates;
•	new, or changes in, regulatory requirements;
•

tariffs, export and import restrictions, restrictions on foreign investments, sanctions, laws and policies that favor local competitors (such as mandatory technology transfers), and other trade barriers or protection measures;

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

Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results, and cash flows.  For example, we may face heightened risks in connection with our international operations as a result of the impending withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”  The future effects of Brexit are uncertain and will depend on any agreements the United Kingdom makes to retain access to E.U. markets either during a transitional period or more permanently.  Brexit could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations, including tax laws and regulations, as the United Kingdom determines which E.U. laws to replace or replicate. In addition, the Trump administration has called for substantial changes to U.S. foreign trade policy, including the imposition of greater restrictions on international trade and significant increases in tariffs on goods imported into the United States, and has increased tariffs on certain goods imported into the United States from a number of foreign markets, following which retaliatory tariffs have been imposed on exports of certain U.S. goods to those markets.  These tariffs and any further escalation of protectionist trade measures could adversely affect the markets in which we sell our products and services and, in turn, our business, financial condition, operating results and cash flows.

Changes to the U.S. taxation of our international income, or changes in foreign tax laws, could have a material effect on our future operating results. For example, the Tax Act brought about, among other items, corporate income tax rate changes, the modification or elimination of certain tax incentives, changes to the existing regime for taxing overseas earnings, and measures to prevent BEPS, and the United Kingdom adopted legislation imposing a tax related to offshore receipts in respect of intangible property held in low tax jurisdictions.

In addition, from time to time, we may undertake various potential intercompany transactions and legal entity restructurings that involve our international subsidiaries. We consider various factors in evaluating these potential transactions and restructurings, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, and the long-term cash flows and cash needs of our business. Such transactions and restructurings could negatively impact our overall tax rate and result in additional tax liabilities.

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

Even after an order is placed, the time it takes to deploy our products and complete services engagements can vary widely.  Implementing some of our offerings can take several months, depending on the customer’s needs, and may begin only with a pilot program.  It may be difficult to deploy our products if the customer has complicated deployment requirements, such as deployments that involve integrating databases, hardware, and software from different vendors.  If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the three months ended March 31, 2019 and 2018, our top three product licenses transactions with recognized revenue totaled $3.4 million and $2.5 million, respectively, or 18.6% and 14.6% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to a subsequent period or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions, and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transactions.  These factors could result in lower than anticipated revenue and earnings for a particular period or lower estimated revenue and earnings in future periods.

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

Termination of Contracts.  Public sector customers often have contractual or other legal rights to terminate contracts for convenience or due to a default. If a contract is terminated for convenience, which can occur if the customer’s needs change, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses.  If a contract is terminated due to a default, we may not recover even those amounts, and we may be liable for excess costs incurred by the customer for procuring alternative products or services.

Compliance with Government Contracting Requirements.  Government contractors are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts.  These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with socio-economic policies, and other terms that are particular to government contracts.  Federal, state, and local governments and government agencies routinely investigate and audit contractors for compliance with these requirements.  If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, costs associated with the triggering of price reduction clauses, fines, and suspensions or debarment from future government business and we may suffer harm to our reputation.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of our Chairman of the Board of Directors, President & Chief Executive Officer, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel.  Competition for these employees is intense, and competition may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers.  We may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future.  Competition for qualified employees in the technology industry has historically been high, particularly for software engineers and other technical positions.  Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer.  If we lose the services of Mr. Saylor, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

The nature of our software offerings makes them particularly susceptible to undetected errors, bugs, or security vulnerabilities, which could cause problems with how the offerings perform and, in turn, reduce demand for our offerings, reduce our revenue, and lead to litigation claims against us

Software as complex as ours may contain undetected errors, bugs, or security vulnerabilities.  Although we test our software offerings extensively, we have in the past discovered software errors, bugs, or security vulnerabilities in our offerings after their introduction.  Despite testing by us and our current and potential customers, errors, bugs, or security vulnerabilities may be found in new offerings or releases after commercial shipments begin.  This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect on our business, operating results, and financial condition.  We may also need to expend resources and capital to correct these defects if they occur.

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

Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, localization, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations, contractual obligations, or applicable privacy policies, could materially adversely affect our business

Aspects of our business, including our cloud services and digital identity offerings, involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies, contractual obligations, and U.S. federal, U.S. state, and foreign laws, regulations, and directives relating to privacy and data protection.  The amount of customer and employee data that we store through our cloud services offerings, networks, and other systems, including personal data, is increasing.  In addition, the types of data subject to protection as personal data in the European Union, the United States, and elsewhere, including Asia and Latin America, have been expanding.  In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, biometric, genetic, financial services, and government data, children’s data, precise location data, and data regarding a person’s race or ethnic origins, political opinions, religious or philosophical beliefs, trade union membership, or sex life or sexual orientation.  For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).  HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance.  Entities performing certain functions that engage in creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to enforcement under HIPAA.  Our access to protected health information through our cloud services offerings triggers obligations to comply with certain privacy rules and data security requirements under HIPAA.

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

The state of California has also adopted a new comprehensive privacy law, the California Consumer Protection Act (“CCPA”), modeled largely on GDPR, that is scheduled to take effect on January 1, 2020 and become enforceable no later than July 1, 2020.  The final scope of the CCPA remains unclear at this time since the California Attorney General is engaged in rulemaking proceedings pursuant to the CCPA and there are several bills pending in the California legislature to potentially amend the CCPA. While the final scope of the CCPA remains unclear, it is likely that we will be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could carry the threat of regulatory investigations and fines or private litigation.   In addition, several states are also now considering bills similar to the CCPA.

Furthermore, the U.S. Congress is considering comprehensive privacy legislation.  At this time, it is unclear whether it will in fact pass such a law and if so, when and what it will require and prohibit.  Moreover, it is not clear whether any such legislation would give the Federal Trade Commission (“FTC”) any new authority to impose civil penalties for violations of the Federal Trade Commission Act in the first instance, or whether the U.S. Congress will grant the FTC rulemaking authority over privacy and information security.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of April 15, 2019, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 71.3% of the total voting power.  As of April 15, 2019, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 70.4% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Although currently a majority of our Board of Directors is comprised of independent directors and the Compensation Committee is comprised entirely of independent directors, we may elect in the future not to have independent directors constitute a majority of the Board of Directors or the Compensation Committee, our Chief Executive Officer’s compensation determined by a compensation committee of independent directors, or a compensation committee of the Board of Directors at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 – January 31, 2019	238,292	$133.09	238,292	$312,016,671
February 1, 2019 – February 28, 2019	123,856	$133.45	123,856	$295,487,864
March 1, 2019 – March 31, 2019	0	N/A	0	$295,487,864
Total:	362,148	$133.21	362,148	$295,487,864

(1)

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2023, although the program may be suspended or discontinued by the Company at any time (the “Share Repurchase Program”).  The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be funded using our working capital, as well as proceeds from any other funding arrangements that we may enter into in the future.  As of March 31, 2019, pursuant to the Share Repurchase Program, we had repurchased an aggregate of 5,069,762 shares of our class A common stock at an average price per share of $99.51 and an aggregate cost of $504.5 million.  As of March 31, 2019, $295.5 million of our class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

Item 5. Other Information

On April 30, 2019, we issued a press release announcing the Company’s financial results for the quarter ended March 31, 2019. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

10.1†

2019 Senior Executive Vice President, Worldwide Sales Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2019 (File No. 000-24435)).

10.2†

2019 Senior Executive Vice President, Worldwide Services Compensation Plan (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2019 (File No. 000-24435)).

10.3†

Summary of Salary Determinations for Certain Executive Officers (incorporated herein by reference to Item 5.02 of the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2019 (File No. 000-24435)).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated April 30, 2019, regarding the Company’s financial results for the quarter ended March 31, 2019.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Management contracts and compensatory plans or arrangements.

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

Date: April 30, 2019