Form 10-Q
period 2019-06-30
MICROSTRATEGY Inc
filed 2019-07-30
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

22182

(Zip Code)

(703) 848-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A common stock, par value $0.001 per share	MSTR	The Nasdaq Global Select Market

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

As of July 16, 2019, the registrant had 8,204,395 and 2,035,184 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$261,497	$109,924
Restricted cash	1,039	862
Short-term investments	313,349	466,186
Accounts receivable, net	129,144	171,359
Prepaid expenses and other current assets	22,259	30,068
Total current assets	727,288	778,399
Property and equipment, net	54,285	51,919
Right-of-use assets	89,631	0
Deposits and other assets	7,981	8,134
Deferred tax assets, net	20,535	17,316
Total assets	$899,720	$855,768
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$32,300	$33,684
Accrued compensation and employee benefits	41,561	48,045
Deferred revenue and advance payments	176,786	176,540
Total current liabilities	250,647	258,269
Deferred revenue and advance payments	4,175	6,469
Operating lease liabilities	108,183	0
Other long-term liabilities	33,990	61,262
Deferred tax liabilities	36	37
Total liabilities	397,031	326,037
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,853 shares issued and 8,205 shares outstanding, and 15,837 shares issued and 8,552 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	584,764	576,957
Treasury stock, at cost; 7,648 shares and 7,285 shares, respectively	(634,405)	(586,161)
Accumulated other comprehensive loss	(9,310)	(10,217)
Retained earnings	561,622	549,134
Total stockholders’ equity	502,689	529,731
Total liabilities and stockholders’ equity	$899,720	$855,768

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2019	2018
	(unaudited)	(unaudited)
Revenues:
Product licenses	$20,121	$19,292
Subscription services	7,104	7,584
Total product licenses and subscription services	27,225	26,876
Product support	72,978	73,676
Other services	17,534	20,050
Total revenues	117,737	120,602
Cost of revenues:
Product licenses	552	1,667
Subscription services	3,489	3,445
Total product licenses and subscription services	4,041	5,112
Product support	7,721	4,810
Other services	13,588	15,118
Total cost of revenues	25,350	25,040
Gross profit	92,387	95,562
Operating expenses:
Sales and marketing	48,273	50,978
Research and development	27,764	25,082
General and administrative	21,180	21,299
Total operating expenses	97,217	97,359
Loss from operations	(4,830)	(1,797)
Interest income, net	3,013	3,223
Other income, net	29,431	4,461
Income before income taxes	27,614	5,887
Provision for income taxes	7,220	1,059
Net income	20,394	4,828
Basic earnings per share (1)	$1.99	$0.42
Weighted average shares outstanding used in computing basic earnings per share	10,240	11,459
Diluted earnings per share (1)	$1.98	$0.42
Weighted average shares outstanding used in computing diluted earnings per share	10,310	11,493

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)	(unaudited)
Revenues:
Product licenses	$38,412	$36,593
Subscription services	14,248	15,246
Total product licenses and subscription services	52,660	51,839
Product support	144,428	148,091
Other services	36,015	43,639
Total revenues	233,103	243,569
Cost of revenues:
Product licenses	1,071	3,878
Subscription services	7,087	6,694
Total product licenses and subscription services	8,158	10,572
Product support	14,788	9,606
Other services	28,577	30,047
Total cost of revenues	51,523	50,225
Gross profit	181,580	193,344
Operating expenses:
Sales and marketing	97,033	102,313
Research and development	55,979	48,642
General and administrative	43,784	43,471
Total operating expenses	196,796	194,426
Loss from operations	(15,216)	(1,082)
Interest income, net	5,579	5,257
Other income, net	28,835	2,867
Income before income taxes	19,198	7,042
Provision for income taxes	6,710	541
Net income	12,488	6,501
Basic earnings per share (1)	$1.21	$0.57
Weighted average shares outstanding used in computing basic earnings per share	10,283	11,453
Diluted earnings per share (1)	$1.21	$0.57
Weighted average shares outstanding used in computing diluted earnings per share	10,350	11,488

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	June 30,
	2019	2018
	(unaudited)	(unaudited)
Net income	$20,394	$4,828
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	422	(3,892)
Unrealized gain on short-term investments	232	0
Total other comprehensive income (loss)	654	(3,892)
Comprehensive income	$21,048	$936

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)	(unaudited)
Net income	$12,488	$6,501
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	260	(2,452)
Unrealized gain on short-term investments	647	0
Total other comprehensive income (loss)	907	(2,452)
Comprehensive income	$13,395	$4,049

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings
Balance at January 1, 2018	$605,726	15,817	$16	2,035	$2	$559,918	(6,405)	$(475,184)	$(5,659)	$526,633
Net income	1,673	0	0	0	0	0	0	0	0	1,673
Other comprehensive income	1,440	0	0	0	0	0	0	0	1,440	0
Share-based compensation expense	4,743	0	0	0	0	4,743	0	0	0	0
Balance at March 31, 2018	$613,582	15,817	$16	2,035	$2	$564,661	(6,405)	$(475,184)	$(4,219)	$528,306
Net income	4,828	0	0	0	0	0	0	0	0	4,828
Other comprehensive loss	(3,892)	0	0	0	0	0	0	0	(3,892)	0
Issuance of class A common stock under stock option plans	2,471	20	0	0	0	2,471	0	0	0	0
Share-based compensation expense	3,370	0	0	0	0	3,370	0	0	0	0
Balance at June 30, 2018	$620,359	15,837	$16	2,035	$2	$570,502	(6,405)	$(475,184)	$(8,111)	$533,134
Net income	12,699	0	0	0	0	0	0	0	0	12,699
Other comprehensive loss	(607)	0	0	0	0	0	0	0	(607)	0
Share-based compensation expense	2,972	0	0	0	0	2,972	0	0	0	0
Balance at September 30, 2018	$635,423	15,837	$16	2,035	$2	$573,474	(6,405)	$(475,184)	$(8,718)	$545,833
Net income	3,301	0	0	0	0	0	0	0	0	3,301
Other comprehensive loss	(1,499)	0	0	0	0	0	0	0	(1,499)	0
Purchases of treasury stock	(110,977)	0	0	0	0	0	(880)	(110,977)	0	0
Share-based compensation expense	3,483	0	0	0	0	3,483	0	0	0	0
Balance at December 31, 2018	$529,731	15,837	$16	2,035	$2	$576,957	(7,285)	$(586,161)	$(10,217)	$549,134
Net loss	(7,906)	0	0	0	0	0	0	0	0	(7,906)
Other comprehensive income	253	0	0	0	0	0	0	0	253	0
Issuance of class A common stock under stock option plans	1,507	13	0	0	0	1,507	0	0	0	0
Purchases of treasury stock	(48,244)	0	0	0	0	0	(363)	(48,244)	0	0
Share-based compensation expense	2,965	0	0	0	0	2,965	0	0	0	0
Balance at March 31, 2019	$478,306	15,850	$16	2,035	$2	$581,429	(7,648)	$(634,405)	$(9,964)	$541,228
Net income	20,394	0	0	0	0	0	0	0	0	20,394
Other comprehensive income	654	0	0	0	0	0	0	0	654	0
Issuance of class A common stock under stock option plans	329	3	0	0	0	329	0	0	0	0
Share-based compensation expense	3,006	0	0	0	0	3,006	0	0	0	0
Balance at June 30, 2019	$502,689	15,853	$16	2,035	$2	$584,764	(7,648)	$(634,405)	$(9,310)	$561,622

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income	$12,488	$6,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,687	3,870
Write-offs and sales allowances	796	948
Net realized loss on short-term investments	41	0
Deferred taxes	(3,219)	(5,758)
Share-based compensation expense	6,053	8,121
Changes in operating assets and liabilities:
Accounts receivable	5,985	5,044
Prepaid expenses and other current assets	7,089	453
Deposits and other assets	96	(344)
Accounts payable and accrued expenses	(8,396)	(7,775)
Accrued compensation and employee benefits	(8,082)	(3,015)
Deferred revenue and advance payments	33,489	10,502
Operating lease liabilities	(4,316)	0
Other long-term liabilities	(509)	4,780
Net cash provided by operating activities	49,202	23,327
Investing activities:
Proceeds from redemption of short-term investments	369,603	245,680
Purchases of property and equipment	(8,432)	(2,644)
Purchases of short-term investments	(212,248)	(596,376)
Net cash provided by (used in) investing activities	148,923	(353,340)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,836	2,471
Purchases of treasury stock	(48,244)	0
Payments on capital lease obligations and other financing arrangements prior to the adoption of ASU 2016-02	0	(9)
Net cash (used in) provided by financing activities	(46,408)	2,462
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	33	(2,240)
Net increase (decrease) in cash, cash equivalents, and restricted cash	151,750	(329,791)
Cash, cash equivalents and restricted cash, beginning of period	110,786	421,182
Cash, cash equivalents and restricted cash, end of period	$262,536	$91,391

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

As discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), and its subsequent amendments (“ASU 2016-02”) effective January 1, 2019. Comparative prior period Consolidated Financial Statements have not been restated and are not directly comparable to the current period Consolidated Financial Statements.

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

Consideration in the contract is comprised of any fixed payments and variable payments that depend on an index or rate. Payments in the Company’s operating lease arrangements are typically comprised of base office rent and parking fees.  Costs related to the Company’s non-lease components, as described above, are generally variable and do not depend on an index or rate and are therefore excluded from the contract consideration allocated to the lease components.  The Company’s operating lease arrangements generally do not contain any payments related to items or activities that are not components.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Operating lease liabilities are initially and subsequently measured at the present value of unpaid lease payments, discounted at the discount rate of the lease.  Operating lease ROU assets are initially measured as the sum of the initial lease liability, any initial direct costs incurred, and any prepaid lease payments, less any lease incentives received.  The ROU asset is amortized over the term of the lease. A single lease expense is recorded within operating expenses in the consolidated statements of operations on a straight-line basis over the lease term. Variable lease payments that are not included in the measurement of the lease liability are recognized in the period when the obligations for those payments are incurred. In the Company’s lease agreements, these variable payments typically include certain taxes, utilities, and maintenance costs, and other fees.

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

Upon adoption of ASU 2016-02, the Company recognized additional ROU assets of $88.8 million, additional total lease liabilities of $116.9 million, reductions in total deferred rent of $28.5 million, and reductions in prepaid expenses of $0.4 million in its 2019 beginning balances. All adjustments relate to the Company’s operating leases; the Company does not have any material leases that are classified as finance leases. There was no cumulative effect adjustment to the Company’s 2019 beginning retained earnings balance, as the Company did not have material unamortized initial direct costs. Beginning in 2019, the Company presents the amortization of its operating ROU assets and the change in its operating lease liabilities within the operating activities section of its consolidated statements of cash flows. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated results of operations.

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

(3) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments.  All of the Company’s short-term investments are in U.S. Treasury securities and all short-term investments have stated maturity dates between three months and one year from the purchase date.  All short-term investments are included within “Short-term investments” on the accompanying Consolidated Balance Sheets.  The fair value of the Company’s short-term investments is determined based on quoted market prices in active markets for identical securities (Level 1 inputs). As of June 30, 2019 and December 31, 2018, all short-term investments were classified as available-for-sale and reported at fair value.

The amortized cost and fair value of available-for-sale investments at June 30, 2019 were $313.1 million and $313.3 million, respectively.  The amortized cost and fair value of available-for-sale investments at December 31, 2018 were $466.6 million and $466.2 million, respectively.  The total gross unrecognized holding losses accumulated in other comprehensive loss were not material as of June 30, 2019 and December 31, 2018. The total gross unrecognized holding gains accumulated in other comprehensive loss were not material as of June 30, 2019 and December 31, 2018.  No other-than-temporary impairments related to these investments have been recognized as of June 30, 2019 and December 31, 2018.

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

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2019	2018
Billed and billable	$133,443	$176,848
Less: allowance for doubtful accounts	(4,299)	(5,489)
Accounts receivable, net	$129,144	$171,359

The Company maintains an allowance for doubtful accounts, which represents its best estimate of probable losses and sales allowances.  The Company evaluates the adequacy of its allowance for doubtful accounts by considering the aging of receivable balances, historical experience, and other currently available information.  The Company’s write-offs and sales allowances were not material for the three months ended June 30, 2019.  For the six months ended June 30, 2019, the Company’s write-offs and sales allowances totaled $0.8 million.  For the three and six months ended June 30, 2018, the Company’s write-offs and sales allowances totaled $0.8 million and $0.9 million, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In contrast, rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue.  During the three and six months ended June 30, 2019 and 2018, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $0.8 million and $0.8 million in accrued sales and usage-based royalty revenue as of June 30, 2019 and December 31, 2018, respectively.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2019	2018
Current:
Deferred product licenses revenue	$633	$1,768
Deferred subscription services revenue	15,393	13,508
Deferred product support revenue	152,866	152,501
Deferred other services revenue	7,894	8,763
Total current deferred revenue and advance payments	$176,786	$176,540

Non-current:
Deferred product licenses revenue	$405	$542
Deferred subscription services revenue	116	2,384
Deferred product support revenue	3,083	3,091
Deferred other services revenue	571	452
Total non-current deferred revenue and advance payments	$4,175	$6,469

During the three and six months ended June 30, 2019, the Company recognized revenues of $51.0 million and $118.0 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2019. During the three and six months ended June 30, 2018, the Company recognized revenues of $56.8 million and $131.3 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2018. For the three and six months ended June 30, 2019 and 2018, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

As of June 30, 2019, the Company had an aggregate transaction price of $181.0 million allocated to unsatisfied performance obligations related to product support, subscription services, other services, and product licenses contracts.  The Company expects to recognize $176.8 million within the next 12 months and $4.2 million thereafter.

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

As of June 30, 2019, the Company’s ROU asset and total lease liability balances were comprised of $73.2 million and $100.2 million, respectively, for leases in the United States and $16.4 million and $17.2 million, respectively, for foreign leases. The Company’s most significant lease is for its corporate headquarters, in which it leases approximately 214,000 square feet of office space at a location in Northern Virginia. The ROU asset and total lease liability balances related to the Company’s corporate headquarters lease were $68.6 million and $95.6 million, respectively, as of June 30, 2019. The lease agreement for the Company’s corporate headquarters location is set to expire in December 2030, with an option for the Company to extend the term for an additional five or 10 consecutive years. The Company is currently not reasonably certain it will exercise this renewal option and therefore has not included the renewal option in the lease term. Several of the Company’s remaining leases also contain options for renewal or options to terminate all or a portion of the leased space. The Company continually assesses the likelihood of exercising these options and recognizes an option as part of its ROU assets and lease liabilities if and when it is reasonably certain that it will exercise the option.

The following table presents the Company’s total lease cost and other lease details for the three and six months ended June 30, 2019 (in thousands, except years and discount rate):

	June 30, 2019
	Three Months Ended	Six Months Ended
Lease cost:
Operating lease cost	$3,838	$7,607
Short-term lease cost	401	1,215
Variable lease cost	284	595
Total lease cost	$4,523	$9,417
Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,028	$7,889
ROU assets obtained in exchange for new operating lease liabilities	$3,999	$5,016
Weighted-average remaining lease term in years – operating leases	10.4	10.4
Weighted-average discount rate – operating leases	6.0%	6.0%

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the maturities of the Company’s operating lease liabilities as of June 30, 2019 (in thousands):

For the period ended June 30,
2020	$15,953
2021	16,039
2022	15,288
2023	15,482
2024	14,104
Thereafter	82,518
Total lease payments	159,384
Less: imputed interest	(41,937)
Total	$117,447

Reported as:
Current operating lease liabilities	$9,264
Non-current operating lease liabilities	108,183
Total	$117,447

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
$195,572

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of June 30, 2019 or December 31, 2018.

See Note 5, Leases, to the Consolidated Financial Statements for information regarding the Company’s commitments that are related to lease agreements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As a result of the U.S. government-enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), the Company recorded a final tax expense of $37.2 million related to the mandatory deemed repatriation transition tax (“Transition Tax”), of which $8.3 million was paid in 2018.  At June 30, 2019, $28.9 million of the Transition Tax was unpaid, of which $28.0 million was included in “Other long-term liabilities” and $0.9 million was included in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheets. See Note 8, Income Taxes, to the Consolidated Financial Statements for further information.

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

(7) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2023 (the “Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three months ended June 30, 2019, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program. During the six months ended June 30, 2019, the Company repurchased an aggregate of 362,148 shares of its class A common stock at an average price per share of $133.21 and an aggregate cost of $48.2 million pursuant to the Share Repurchase Program.  As of June 30, 2019, the Company had repurchased an aggregate of 5,069,762 shares of its class A common stock at an average price per share of $99.51 and an aggregate cost of $504.5 million pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.  During the three and six months ended June 30, 2018, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2019, the Company had unrecognized tax benefits of $5.1 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.  If recognized, $4.5 million of these unrecognized tax benefits would impact the Company’s effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is expected to decrease by $2.2 million due to expiration of the applicable statute of limitations.  As of June 30, 2019, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.8 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30,	December 31,
	2019	2018
Deferred tax assets, net of deferred tax liabilities	$22,006	$18,786
Valuation allowance	(1,507)	(1,507)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$20,499	$17,279

The valuation allowance as of June 30, 2019 and December 31, 2018 related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2019 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2019.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2019, the Company recorded a provision for income taxes of $6.7 million that resulted in an effective tax rate of 35.0%, as compared to a provision for income taxes of $0.5 million that resulted in an effective tax rate of 7.7% for the six months ended June 30, 2018. The change in the effective tax rate in 2019 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income. The most significant discrete item was a tax provision of $8.1 million on the $29.8 million gain from the sale of the Voice.com domain name in May 2019, as discussed in Note 12, Sale of Domain Name, to the Consolidated Financial Statements.

In the United States, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.  The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2019 annual effective tax rate that is reflected in its provision for income taxes for the six months ended June 30, 2019.

The Tax Act also imposed a Transition Tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries of the Company. The Company recorded a final tax expense of $37.2 million related to the Transition Tax, of which $8.3 million was paid in 2018.  As of June 30, 2019, $28.9 million of the Transition Tax was unpaid, of which $28.0 million was recorded in “Other long-term liabilities” and $0.9 million was recorded in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheets. The Transition Tax will be paid in full by 2025.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company earns a significant amount of its revenues outside the United States and, as of December 31, 2018, the Company’s accumulated foreign earnings and profits were $397.4 million.  As of June 30, 2019 and December 31, 2018, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $294.0 million and $173.6 million, respectively, and by the Company’s non-U.S. entities was $280.8 million and $402.5 million, respectively.  As of June 30, 2019, the Company intends to indefinitely reinvest $197.4 million of its undistributed foreign earnings.  This amount takes into consideration repatriations the Company made during the three months ended June 30, 2019. After taking into account the Transition Tax described above, the Company expects such repatriation generated only an immaterial U.S. tax expense related to U.S. state income taxes.

In the United Kingdom, recently enacted legislation related to offshore receipts in respect of intangible property imposes a 20% tax on payments made by multinational companies that hold intangible property in low tax jurisdictions where the income derived from such intangible property results from sales within the United Kingdom.  Based on currently available information, the Company believes that this tax does not apply to its operations in the United Kingdom.

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

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain. Therefore, actual results could differ materially from projections.  Currently, the Company expects to use its deferred tax assets, subject to Internal Revenue Code limitations, within the carryforward periods.  Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable.  If the Company is unable to regain or increase profitability from its normal business operations in future periods, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

(9) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of June 30, 2019, a total of 2,300,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of June 30, 2019, there were 572,500 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

During the three months ended June 30, 2019, stock options to purchase an aggregate of 22,500 shares of class A common stock were granted pursuant to the 2013 Equity Plan. As of June 30, 2019, there were options to purchase 1,458,733 shares of class A common stock outstanding under the 2013 Equity Plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended June 30, 2019:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of April 1, 2019	1,460	$137.38
Granted	23	$133.62
Exercised	(3)	$131.53	$38
Forfeited/Expired	(21)	$156.14
Balance as of June 30, 2019	1,459	$137.05
Exercisable as of June 30, 2019	842	$136.98	$12,676	5.8
Expected to vest as of June 30, 2019	617	$137.15	$6,823	8.7
Total	1,459	$137.05	$19,499	7.0

Stock options outstanding as of June 30, 2019 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2019
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$119.02 - $140.00	1,161	$126.51	7.1
$140.01 - $160.00	30	$145.41	9.7
$160.01 - $180.00	113	$167.75	5.7
$180.01 - $201.25	155	$191.97	7.2
Total	1,459	$137.05	7.0

An aggregate of 40,625 stock options with an aggregate fair value of $2.4 million vested during the three months ended June 30, 2019. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $48.84 and $50.76 for each share subject to a stock option granted during the three months ended June 30, 2019 and 2018, respectively, based on the following assumptions:

	Three months ended
	June 30,
	2019	2018
Expected term of options in years	6.3	6.3
Expected volatility	33.2% - 33.3%	34.6% - 34.9%
Risk-free interest rate	2.0% -2.3%	2.7% -2.8%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2019, the Company recognized approximately $3.0 million and $6.0 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and six months ended June 30, 2018, the Company recognized approximately $3.4 million and $8.1 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of June 30, 2019, there was approximately $28.4 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.7 years.  Included in this amount is approximately $4.2 million of total unrecognized share-based compensation expense related to unvested stock options that have been or will be forfeited in connection with the departures of two executive officers in July 2019. Prior to their departures, such amount was expected to be recognized over a remaining service period of approximately 2.8 years.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other stock-based awards

During the three months ended June 30, 2019, the Company did not grant any “other stock-based awards” under the 2013 Equity Plan. For each of the three and six months ended June 30, 2019 and 2018, the Company did not recognize a material amount in share-based compensation expense from other stock-based awards. As of June 30, 2019, there was approximately $0.4 million of total unrecognized share-based compensation expense related to other stock-based awards.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.9 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

(10) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method.

For the three and six months ended June 30, 2019, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 947,000 and 955,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and six months ended June 30, 2018, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 938,000 and 830,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended June 30, 2019
Total revenues	$67,338	$38,957	$11,442	$117,737
Gross profit	$52,994	$30,679	$8,714	$92,387
Three months ended June 30, 2018
Total revenues	$68,025	$38,008	$14,569	$120,602
Gross profit	$53,239	$30,246	$12,077	$95,562
Six months ended June 30, 2019
Total revenues	$132,219	$76,632	$24,252	$233,103
Gross profit	$102,528	$60,207	$18,845	$181,580
Six months ended June 30, 2018
Total revenues	$140,104	$76,206	$27,259	$243,569
Gross profit	$110,290	$60,761	$22,293	$193,344
As of June 30, 2019
Long-lived assets	$123,696	$14,371	$13,830	$151,897
As of December 31, 2018
Long-lived assets	$49,611	$5,931	$4,511	$60,053

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and six months ended June 30, 2019 and 2018, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2019 and 2018, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2019 and December 31, 2018, no individual foreign country accounted for 10% or more of total consolidated assets.

(12) Sale of Domain Name

On May 30, 2019, the Company completed the sale of its Voice.com domain name for consideration of $30.0 million in cash (the “Domain Name Sale”).  As of the date of the Domain Name Sale, the Company had no unamortized costs associated with the Voice.com domain name asset.  The Company did not incur any material costs related to the Domain Name Sale. The Domain Name Sale resulted in a gain of $29.8 million, which was recorded as “Other income, net” in the Consolidated Statements of Operations.  The Company also recorded a discrete $8.1 million tax provision related to the Domain Name Sale.

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

The analytics market is highly competitive and subject to rapidly-changing technology paradigms. Our success depends on our ability to compete with and differentiate our products from those offered by other analytics vendors, including large software vendors that provide one or more products that directly compete with our products and other vendors that offer competing self-service analytics tools. We believe a key differentiator of MicroStrategy is our offering of a single, comprehensive enterprise platform that uniquely features Federated Analytics, Transformational Mobility, and HyperIntelligence™, which can be deployed on-premises or on multiple private and public cloud platforms.

We continue to innovate our platform by focusing on making it more usable, powerful, scalable, flexible, and secure. In the three months ended June 30, 2019, these innovations included:

•

a new HyperIntelligence for Office product that enriches emails within the Microsoft Outlook application for Windows PC and Mac by enabling users to find relevant, contextual insights with zero-clicks within their emails and Outlook-based workflows through HyperIntelligence cards;

•	HyperIntelligence for Mobile, a native mobile app now available for iOS and Android that brings contextual insights to more users on the go;
•

powerful enhancements to the connectors that promote Federated Analytics – MicroStrategy for Tableau, MicroStrategy for Power BI, and MicroStrategy for Qlik – to support greater data volumes by connecting to MicroStrategy’s Enterprise Semantic Graph™;

•	advanced administration and automation features within the MicroStrategy Cloud™ platform that make it easier to deploy and manage applications via Amazon Web Services (“AWS”) and Microsoft Azure; and
•	over 400 customer-reported enhancements and fixes that make our platform faster and more stable and secure.

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Product licenses	$20,121	$19,292	$38,412	$36,593
Subscription services	7,104	7,584	14,248	15,246
Total product licenses and subscription services	27,225	26,876	52,660	51,839
Product support	72,978	73,676	144,428	148,091
Other services	17,534	20,050	36,015	43,639
Total revenues	117,737	120,602	233,103	243,569
Cost of revenues
Product licenses	552	1,667	1,071	3,878
Subscription services	3,489	3,445	7,087	6,694
Total product licenses and subscription services	4,041	5,112	8,158	10,572
Product support	7,721	4,810	14,788	9,606
Other services	13,588	15,118	28,577	30,047
Total cost of revenues	25,350	25,040	51,523	50,225
Gross profit	92,387	95,562	181,580	193,344
Operating expenses
Sales and marketing	48,273	50,978	97,033	102,313
Research and development	27,764	25,082	55,979	48,642
General and administrative	21,180	21,299	43,784	43,471
Total operating expenses	97,217	97,359	196,796	194,426
Loss from operations	$(4,830)	$(1,797)	$(15,216)	$(1,082)

On May 30, 2019, we completed the Domain Name Sale, resulting in a one-time gain of $29.8 million and an associated discrete tax provision of $8.1 million.

As of June 30, 2019, we had a total of 2,477 employees, of whom 1,146 were based in the United States and 1,331 were based internationally.  Of our 2,477 total employees, 637 were engaged in sales and marketing, 764 in research and development, 740 in subscription services, product support, consulting, and education, and 336 in finance, administration, and corporate operations. The following table summarizes employee headcount as of the dates indicated:

	June 30,	December 31,	June 30,
	2019	2018	2018
Subscription services	62	56	54
Product support	234	202	184
Consulting	404	452	443
Education	40	47	39
Sales and marketing	637	707	687
Research and development	764	716	651
General and administrative	336	348	322
Total headcount	2,477	2,528	2,380

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of product support revenues	$81	$81	$162	$128
Cost of consulting revenues	46	17	98	26
Cost of education revenues	(28)	49	20	77
Sales and marketing	1,055	658	1,958	1,722
Research and development	585	789	1,264	1,424
General and administrative	1,297	1,784	2,551	4,744
Total share-based compensation expense	$3,036	$3,378	$6,053	$8,121

As of June 30, 2019, we estimated that approximately $28.8 million of additional share-based compensation expense for awards granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.7 years. Included in this amount is approximately $4.2 million of total unrecognized share-based compensation expense related to unvested stock options that have been or will be forfeited in connection with the departures of two executive officers in July 2019. Prior to their departures, such amount was expected to be recognized over a remaining service period of approximately 2.8 years.

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

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) (loss) income from operations that excludes the impact of our share-based compensation arrangements, (ii) net (loss) income and diluted (loss) earnings per share that exclude the impact from the Domain Name Sale, and (iii) certain revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis.  The first supplemental financial measure excludes a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires significant management judgment and the resulting share-based compensation expense could vary significantly in comparison to other companies.  The second category of supplemental financial measures excludes the impact from the Domain Name Sale, which is outside of our normal business operations.  The third category of supplemental financial measures excludes changes resulting from fluctuations in foreign currency exchange rates so that results may be compared to the same period in the prior year on a “constant currency” basis.  We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP.  For example, we expect that share-based compensation expense, which is excluded from the first non-GAAP financial measure, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors.  Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP (loss) income from operations excluding the impact of our share-based compensation arrangements to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reconciliation of non-GAAP (loss) income from operations:
Loss from operations	$(4,830)	$(1,797)	$(15,216)	$(1,082)
Share-based compensation expense	3,036	3,378	6,053	8,121
Non-GAAP (loss) income from operations	$(1,794)	$1,581	$(9,163)	$7,039

The following are reconciliations of our non-GAAP net (loss) income and non-GAAP diluted (loss) earnings per share, in each case excluding the impact of the Domain Name Sale, to their most directly comparable GAAP measures (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reconciliation of non-GAAP net (loss) income:
Net income	$20,394	$4,828	$12,488	$6,501
Gain from Domain Name Sale, net of tax	(21,778)	0	(21,778)	0
Non-GAAP net (loss) income	$(1,384)	$4,828	$(9,290)	$6,501

Reconciliation of non-GAAP diluted (loss) earnings per share:
Diluted earnings per share	$1.98	$0.42	$1.21	$0.57
Gain from Domain Name Sale, net of tax (per diluted share)	(2.12)	0.00	(2.11)	0.00
Non-GAAP diluted (loss) earnings per share	$(0.14)	$0.42	$(0.90)	$0.57

The following are reconciliations of our non-GAAP “constant currency” revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated. We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its subsequent amendments (“ASU 2014-09”) effective January 1, 2018. Where applicable, prior year information within the following reconciliations has been adjusted to reflect the full retrospective adoption of ASU 2014-09.

	Three Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2019	2019	2019	2018	2019	2019
Product licenses revenues	$20,121	$(616)	$20,737	$19,292	4.3%	7.5%
Subscription services revenues	7,104	(93)	7,197	7,584	-6.3%	-5.1%
Product support revenues	72,978	(2,091)	75,069	73,676	-0.9%	1.9%
Other services revenues	17,534	(603)	18,137	20,050	-12.5%	-9.5%
Cost of product support revenues	7,721	(163)	7,884	4,810	60.5%	63.9%
Cost of other services revenues	13,588	(499)	14,087	15,118	-10.1%	-6.8%
Sales and marketing expenses	48,273	(1,382)	49,655	50,978	-5.3%	-2.6%
Research and development expenses	27,764	(409)	28,173	25,082	10.7%	12.3%
General and administrative expenses	21,180	(309)	21,489	21,299	-0.6%	0.9%

	2018	2018	2018	2017	2018	2018
				(as adjusted)
Product licenses revenues	$19,292	$200	$19,092	$17,728	8.8%	7.7%
Subscription services revenues	7,584	99	7,485	8,346	-9.1%	-10.3%
Product support revenues	73,676	1,194	72,482	70,766	4.1%	2.4%
Other services revenues	20,050	399	19,651	22,380	-10.4%	-12.2%
Cost of product support revenues	4,810	59	4,751	4,542	5.9%	4.6%
Cost of other services revenues	15,118	358	14,760	14,686	2.9%	0.5%
Sales and marketing expenses	50,978	628	50,350	41,626	22.5%	21.0%
Research and development expenses	25,082	361	24,721	19,561	28.2%	26.4%
General and administrative expenses	21,299	158	21,141	19,582	8.8%	8.0%

	Six Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2019	2019	2019	2018	2019	2019
Product licenses revenues	$38,412	$(1,940)	$40,352	$36,593	5.0%	10.3%
Subscription services revenues	14,248	(206)	14,454	15,246	-6.5%	-5.2%
Product support revenues	144,428	(4,786)	149,214	148,091	-2.5%	0.8%
Other services revenues	36,015	(1,415)	37,430	43,639	-17.5%	-14.2%
Cost of product support revenues	14,788	(351)	15,139	9,606	53.9%	57.6%
Cost of other services revenues	28,577	(1,296)	29,873	30,047	-4.9%	-0.6%
Sales and marketing expenses	97,033	(3,066)	100,099	102,313	-5.2%	-2.2%
Research and development expenses	55,979	(819)	56,798	48,642	15.1%	16.8%
General and administrative expenses	43,784	(707)	44,491	43,471	0.7%	2.3%

	2018	2018	2018	2017	2018	2018
				(as adjusted)
Product licenses revenues	$36,593	$664	$35,929	$40,374	-9.4%	-11.0%
Subscription services revenues	15,246	272	14,974	16,118	-5.4%	-7.1%
Product support revenues	148,091	4,108	143,983	141,278	4.8%	1.9%
Other services revenues	43,639	1,593	42,046	43,682	-0.1%	-3.7%
Cost of product support revenues	9,606	199	9,407	8,876	8.2%	6.0%
Cost of other services revenues	30,047	1,259	28,788	28,773	4.4%	0.1%
Sales and marketing expenses	102,313	1,961	100,352	81,208	26.0%	23.6%
Research and development expenses	48,642	759	47,883	37,987	28.0%	26.1%
General and administrative expenses	43,471	511	42,960	39,839	9.1%	7.8%

(1)

The “Foreign Currency Exchange Rate Impact” reflects the estimated impact from fluctuations in foreign currency exchange rates on international components of our Consolidated Statements of Operations.  It shows the increase (decrease) in international revenues or expenses, as applicable, from the same period in the prior year, based on comparisons to the prior year quarterly average foreign currency exchange rates. The term “international” refers to operations outside of the United States and Canada.

(2)	The “Non-GAAP Constant Currency” reflects the current period GAAP amount, less the Foreign Currency Exchange Rate Impact.
(3)	The “Non-GAAP Constant Currency % Change” reflects the percentage change between the current period Non-GAAP Constant Currency amount and the GAAP amount for the same period in the prior year.

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

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$11,525	$7,953	44.9%	$20,719	$19,149	8.2%
International	8,596	11,339	-24.2%	17,693	17,444	1.4%
Total product licenses revenues	20,121	19,292	4.3%	38,412	36,593	5.0%
Subscription Services
Domestic	5,379	5,889	-8.7%	10,842	11,966	-9.4%
International	1,725	1,695	1.8%	3,406	3,280	3.8%
Total subscription services revenues	7,104	7,584	-6.3%	14,248	15,246	-6.5%
Total product licenses and subscription services revenues	$27,225	$26,876	1.3%	$52,660	$51,839	1.6%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	5	3	7	4
Between $0.5 million and $1.0 million in licenses revenue recognized	1	3	4	7
Total	6	6	11	11
Domestic:
More than $1.0 million in licenses revenue recognized	4	1	5	2
Between $0.5 million and $1.0 million in licenses revenue recognized	1	1	2	4
Total	5	2	7	6
International:
More than $1.0 million in licenses revenue recognized	1	2	2	2
Between $0.5 million and $1.0 million in licenses revenue recognized	0	2	2	3
Total	1	4	4	5

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$7,579	$3,901	94.3%	$9,981	$4,956	101.4%
Between $0.5 million and $1.0 million in licenses revenue recognized	993	2,175	-54.3%	3,054	4,742	-35.6%
Less than $0.5 million in licenses revenue recognized	11,549	13,216	-12.6%	25,377	26,895	-5.6%
Total	20,121	19,292	4.3%	38,412	36,593	5.0%
Domestic:
More than $1.0 million in licenses revenue recognized	5,219	1,794	190.9%	6,347	2,849	122.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	993	610	62.8%	1,542	2,620	-41.1%
Less than $0.5 million in licenses revenue recognized	5,313	5,549	-4.3%	12,830	13,680	-6.2%
Total	11,525	7,953	44.9%	20,719	19,149	8.2%
International:
More than $1.0 million in licenses revenue recognized	2,360	2,107	12.0%	3,634	2,107	72.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	0	1,565	-100.0%	1,512	2,122	-28.7%
Less than $0.5 million in licenses revenue recognized	6,236	7,667	-18.7%	12,547	13,215	-5.1%
Total	$8,596	$11,339	-24.2%	$17,693	$17,444	1.4%

Product licenses revenues increased $0.8 million and $1.8 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year.  For the three months ended June 30, 2019 and 2018, product licenses transactions with more than $0.5 million in recognized revenue represented 42.6% and 31.5%, respectively, of our product licenses revenues.  For the six months ended June 30, 2019, our top three product licenses transactions totaled $5.4 million in recognized revenue, or 14.0% of total product licenses revenues, compared to $3.9 million, or 10.8% of total product licenses revenues, for the six months ended June 30, 2018.

Domestic product licenses revenues.  Domestic product licenses revenues increased $3.6 million for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with greater than $1.0 million in recognized revenue and an increase in the average deal size of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues increased $1.6 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with greater than $1.0 million in recognized revenue, partially offset by a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million and a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues decreased $2.7 million for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million and a $0.6 million unfavorable foreign currency exchange impact.

International product licenses revenues increased $0.2 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to an increase in the average deal size of transactions with revenue greater than $1.0 million in recognized revenue, partially offset by a $1.9 million unfavorable foreign currency exchange impact and a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

Subscription services revenues.  Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.  Subscription services revenues decreased $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year, primarily due to a decrease in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
Product Support Revenues:
Domestic	$43,184	$43,681	-1.1%	$85,186	$86,825	-1.9%
International	29,794	29,995	-0.7%	59,242	61,266	-3.3%
Total product support revenues	$72,978	$73,676	-0.9%	$144,428	$148,091	-2.5%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $0.7 million for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $2.1 million unfavorable foreign currency exchange impact, partially offset by an increase in new product support contracts. Product support revenues decreased $3.7 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $4.8 million unfavorable foreign currency exchange impact, partially offset by an increase in new product support contracts.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
Other Services Revenues:
Consulting
Domestic	$6,254	$8,986	-30.4%	$13,300	$19,291	-31.1%
International	9,240	8,724	5.9%	18,797	19,706	-4.6%
Total consulting revenues	15,494	17,710	-12.5%	32,097	38,997	-17.7%
Education	2,040	2,340	-12.8%	3,918	4,642	-15.6%
Total other services revenues	$17,534	$20,050	-12.5%	$36,015	$43,639	-17.5%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues decreased $2.2 million for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide and a $0.5 million unfavorable foreign currency exchange impact. Consulting revenues decreased $6.9 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide and a $1.3 million unfavorable foreign currency exchange impact.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues decreased $0.3 million and $0.7 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year, primarily due to a decrease in overall contract values.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$552	$1,667	-66.9%	$1,071	$3,878	-72.4%
Subscription services	3,489	3,445	1.3%	7,087	6,694	5.9%
Total product licenses and subscription services	4,041	5,112	-21.0%	8,158	10,572	-22.8%
Product support	7,721	4,810	60.5%	14,788	9,606	53.9%
Other services:
Consulting	11,909	13,542	-12.1%	24,894	26,863	-7.3%
Education	1,679	1,576	6.5%	3,683	3,184	15.7%
Total other services	13,588	15,118	-10.1%	28,577	30,047	-4.9%
Total cost of revenues	$25,350	$25,040	1.2%	$51,523	$50,225	2.6%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased $1.1 million for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $1.0 million decrease in amortization of capitalized software development costs related to MicroStrategy 10™, which became fully amortized in May 2018. Cost of product licenses revenues decreased $2.8 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $2.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 10, which became fully amortized in May 2018, and a $0.3 million decrease in referral fees related to channel partners. As of June 30, 2019, all previously capitalized software development costs have been fully amortized.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues did not materially change for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $0.5 million increase in third-party hosting service provider fees, partially offset by a $0.2 million decrease in compensation and related costs and a $0.2 million decrease in equipment, facility, and other related support costs.  Subscription services headcount increased 14.8% to 62 at June 30, 2019 from 54 at June 30, 2018.

Cost of subscription services revenues increased $0.4 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $1.0 million increase in third-party hosting service provider fees, partially offset by a $0.3 million decrease in compensation and related costs due to a decrease in average staffing levels and a $0.2 million decrease in equipment, facility, and other related support costs.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs.  Cost of product support revenues increased $2.9 million for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $2.7 million increase in compensation and related costs due to an increase in services provided by our consulting personnel under our Enterprise Support program and an increase in product support staffing levels. Our Enterprise Support program utilizes consulting personnel to provide product support to our customers.  Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues. Product support headcount increased 27.2% to 234 at June 30, 2019 from 184 at June 30, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of product support revenues, will continue to be a recurring expense.  As of June 30, 2019, we estimated that approximately $0.9 million of additional share-based compensation expense will be recognized as cost of product support revenues over a remaining weighted average period of 2.6 years.

Cost of product support revenues increased $5.2 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $4.7 million increase in compensation and related costs due to an increase in services provided by our consulting personnel under our Enterprise Support program and an increase in product support staffing levels, and a $0.2 million increase in facility and other related support costs.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues decreased $1.6 million for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $1.9 million decrease in compensation and related costs due to an increase in services provided by our consulting personnel under our Enterprise Support program and a decrease in consulting staffing levels, partially offset by a $0.4 million increase in travel and entertainment expenditures and a $0.2 million increase in facilities and other related support costs. Included in cost of consulting revenues for the three months ended June 30, 2019 is an aggregate $0.5 million favorable foreign currency exchange impact. Consulting headcount decreased 8.8% to 404 at June 30, 2019 from 443 at June 30, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of consulting revenues, will continue to be a recurring expense. As of June 30, 2019, we estimated that approximately $0.6 million of additional share-based compensation expense will be recognized as cost of consulting revenues over a remaining weighted average period of 3.4 years.

Cost of consulting revenues decreased $2.0 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $2.6 million decrease in compensation and related costs due to an increase in services provided by our consulting personnel under our Enterprise Support program and a decrease in consulting staffing levels, a $0.2 million decrease in subcontractor costs, and a $0.2 million decrease in recruiting costs, partially offset by a $0.7 million increase in travel and entertainment expenditures and a $0.3 million increase in facilities and other related support costs.  Included in cost of consulting revenues for the six months ended June 30, 2019 is an aggregate $1.2 million favorable foreign currency exchange impact.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues did not materially change for the three months ended June 30, 2019, as compared to the same period in the prior year. Education headcount increased 2.6% to 40 at June 30, 2019 from 39 at June 30, 2018.

Cost of education revenues increased $0.5 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $0.3 million increase in compensation and related costs due to an increase in staffing levels and a $0.2 million increase in subcontractor costs.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
Sales and marketing expenses	$48,273	$50,978	-5.3%	$97,033	$102,313	-5.2%

Sales and marketing expenses decreased $2.7 million for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $2.4 million decrease in marketing and advertising costs, a $0.8 million decrease in travel and entertainment expenditures, a $0.5 million decrease in recruiting costs, and a $0.5 million decrease in compensation and related costs due to a decrease in staffing levels, partially offset by a $0.5 million increase in facility and other related support costs, a $0.4 million net increase in share-based compensation expense, a $0.3 million increase in the amortization of capitalized variable compensation, and a $0.2 million increase in subcontractor costs. The $0.4 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan. Included in sales and marketing expenses for the three months ended June 30, 2019 is an aggregate $1.4 million favorable foreign currency exchange impact. Sales and marketing headcount decreased 7.3% to 637 at June 30, 2019 from 687 at June 30, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as sales and marketing expense, will continue to be a significant recurring expense.  As of June 30, 2019, we estimated that approximately $12.0 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 2.9 years. Included in this amount is approximately $4.2 million of total unrecognized share-based compensation expense related to unvested stock options that have been or will be forfeited in connection with the departures of two executive officers in July 2019. Prior to their departures, such amount was expected to be recognized over a remaining service period of approximately 2.8 years.

Sales and marketing expenses decreased $5.3 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $5.6 million decrease in marketing and advertising costs, a $1.8 million decrease in travel and entertainment expenditures, and a $0.8 million decrease in recruiting costs, partially offset by a $1.2 million increase in facility and other related support costs, a $0.7 million increase in subcontractor costs, a $0.6 million increase in the amortization of capitalized variable compensation, a $0.2 million net increase in share-based compensation expense, and a $0.2 million increase in compensation and related costs. The $0.2 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by the effect of forfeitures of certain stock options and certain awards becoming fully vested since the second quarter of 2018.  Included in sales and marketing expenses for the six months ended June 30, 2019 is an aggregate $3.1 million favorable foreign currency exchange impact.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
Research and development expenses	$27,764	$25,082	10.7%	$55,979	$48,642	15.1%
Amortization of capitalized software development costs included in cost of product licenses revenues	$0	$1,000	-100.0%	$0	$2,499	-100.0%

Research and development expenses increased $2.7 million for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $3.0 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in facility and other related support costs, and a $0.2 million increase in consulting and advisory costs, partially offset by a $0.5 million decrease in recruiting costs and a $0.2 million net decrease in share-based compensation expense. The increase in research and development expenses reflects our previously announced strategy to seek to take greater advantage of the opportunities in the market by increasing our research and development expenditures as we invest in our technology products and personnel. The $0.2 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested since the second quarter of 2018. Research and development headcount increased 17.4% to 764 at June 30, 2019 from 651 at June 30, 2018. We expect research and development expenses to continue at the current pace in future periods. We have significantly accelerated the pace of our software development efforts and increased the frequency of our software releases subsequent to the release of MicroStrategy 10 in 2015, which has resulted in our software development costs in recent periods being expensed as incurred. We do not expect to capitalize material software development costs in the near term.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as research and development expense, will continue to be a significant recurring expense.  As of June 30, 2019, we estimated that approximately $4.7 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 2.4 years.

Research and development expenses increased $7.3 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $6.8 million increase in compensation and related costs due to an increase in staffing levels, a $0.9 million increase in facility and other related support costs, and a $0.3 million increase in employee relations expenses, partially offset by $0.6 million decrease in recruiting costs and a $0.2 million net decrease in share-based compensation expense. The $0.2 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested since the second quarter of 2018, partially offset by the grant of additional awards under the 2013 Equity Plan.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
General and administrative expenses	$21,180	$21,299	-0.6%	$43,784	$43,471	0.7%

General and administrative expenses did not materially change for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $0.6 million decrease in legal, consulting, and other advisory costs, $0.5 million net decrease in share-based compensation expense, and a $0.4 million decrease in travel and entertainment expenditures, substantially offset by a $0.8 million increase in compensation and related costs due to an increase in staffing levels and a $0.6 million increase in facility and other related support costs. The $0.5 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested since the second quarter of 2018, partially offset by the effect of forfeitures of certain stock options.  General and administrative headcount increased 4.3% to 336 at June 30, 2019 from 322 at June 30, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense.  As of June 30, 2019, we estimated that approximately $10.6 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.6 years.

General and administrative expenses increased $0.3 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to a $2.0 million increase in compensation and related costs due to an increase in staffing levels, a $1.3 million increase in facility and other related support costs, and a $0.9 million increase in write-offs to accounts receivable, partially offset by a $2.2 million net decrease in share-based compensation expense, a $0.8 million decrease in legal, consulting, and other advisory costs, a $0.6 million decrease in travel and entertainment expenditures, a $0.3 million decrease in recruiting costs, and a $0.2 million decrease in employee relations expenses. The $2.2 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested since the second quarter of 2018, partially offset by the grant of additional awards under the 2013 Equity Plan.

Other Income, Net

Other income, net is comprised primarily of proceeds from the Domain Name Sale and foreign currency transaction gains and losses. For the three and six months ended June 30, 2019, other income, net, of $29.4 and $28.8 million, respectively, were comprised primarily of a $29.8 million gain from the Domain Name Sale in the second quarter of 2019, partially offset by foreign currency transaction net losses arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations in addition to outstanding balances denominated in the British Pound, which has declined in value as compared to the U.S. dollar. For the three and six months ended June 30, 2018, other income, net, of $4.5 million and $2.9 million, respectively, were comprised primarily of foreign currency transaction net gains arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

Provision for Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2019 and applied that rate to the income before income taxes in determining the provision for income taxes for the six months ended June 30, 2019.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2019, we recorded a provision for income taxes of $6.7 million that resulted in an effective tax rate of 35.0%, as compared to a provision for income taxes of $0.5 million that resulted in an effective tax rate of 7.7% for the six months ended June 30, 2018.  The change in the effective tax rate in 2019 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income.  The most significant discrete item was a tax provision of $8.1 million on the $29.8 million gain from the Domain Name Sale.

As of June 30, 2019, we had no U.S. federal NOL carryforwards and estimated that we had $3.6 million of foreign NOL carryforwards.  As of June 30, 2019, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $20.5 million.  As of June 30, 2019, we had a valuation allowance of $1.5 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

If we are unable to regain or increase profitability from our normal business operations in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.  We will continue to regularly assess the realizability of deferred tax assets.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent amounts received or due from our customers in advance of our transferring our products or services to the customer. Revenue is subsequently recognized in the period(s) in which control of the products or services are transferred to the customer.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2019	2018	2018
Current:
Deferred product licenses revenue	$633	$1,768	$1,819
Deferred subscription services revenue	15,393	13,508	13,847
Deferred product support revenue	152,866	152,501	151,909
Deferred other services revenue	7,894	8,763	7,783
Total current deferred revenue and advance payments	$176,786	$176,540	$175,358
Non-current:
Deferred product licenses revenue	$405	$542	$794
Deferred subscription services revenue	116	2,384	9
Deferred product support revenue	3,083	3,091	3,950
Deferred other services revenue	571	452	1,063
Total non-current deferred revenue and advance payments	$4,175	$6,469	$5,816
Total current and non-current:
Deferred product licenses revenue	$1,038	$2,310	$2,613
Deferred subscription services revenue	15,509	15,892	13,856
Deferred product support revenue	155,949	155,592	155,859
Deferred other services revenue	8,465	9,215	8,846
Total current and non-current deferred revenue and advance payments	$180,961	$183,009	$181,174

Total deferred revenue and advance payments decreased $2.0 million as of June 30, 2019, as compared to December 31, 2018, primarily due to the recognition of previously deferred product licenses, other services, and subscription services revenues, partially offset by an increase in deferred revenue from new product support contracts. Total deferred revenue and advance payments decreased $0.2 million as of June 30, 2019, as compared to June 30, 2018, primarily due to the decrease in our international deferred product support revenue balances from the general strengthening of the U.S. dollar and the recognition of previously deferred product licenses and other services revenues, partially offset by an increase in deferred revenue from new product support and subscription services contracts.

We expect to recognize approximately $176.8 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of June 30, 2019 and December 31, 2018, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $294.0 million and $173.6 million, respectively, and by our non-U.S. entities was $280.8 million and $402.5 million, respectively. We earn a significant amount of our revenues outside the United States and our accumulated foreign earnings and profits as of December 31, 2018 were $397.4 million. As of June 30, 2019, we intend to indefinitely reinvest $197.4 million of our undistributed foreign earnings. This amount takes into consideration repatriations we made during the three months ended June 30, 2019.  After taking into account the Transition Tax, we expect such repatriation generated only an immaterial U.S. tax expense related to U.S. state income taxes. We do not anticipate needing to repatriate additional cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended
	June 30,		%
	2019	2018	Change
Net cash provided by operating activities	$49,202	$23,327	110.9%
Net cash provided by (used in) investing activities	$148,923	$(353,340)	-142.1%
Net cash (used in) provided by financing activities	$(46,408)	$2,462	-1,985.0%

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

Net cash provided by operating activities was $49.2 million and $23.3 million for the six months ended June 30, 2019 and 2018, respectively.  The increase in net cash provided by operating activities during the six months ended June 30, 2019, as compared to the same period in the prior year, was due to a $15.7 million increase from changes in operating assets and liabilities, a $6.0 million increase in net income, and a $4.2 million increase from changes in non-cash items. Non-cash items consist primarily of depreciation and amortization, write-offs and sales allowances, deferred taxes, and share-based compensation expense.

Net cash provided by (used in) investing activities.  The changes in net cash provided by (used in) investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment.  Net cash provided by investing activities was $148.9 million and net cash used in investing activities was $353.3 million for the six months ended June 30, 2019 and 2018, respectively.  The increase in net cash provided by investing activities for the six months ended June 30, 2019, as compared to the same period in the prior year, was due to a $384.1 million decrease in purchases of short-term investments and a $123.9 million increase in proceeds from the redemption of short-term investments, offset by a $5.8 million increase in purchases of property and equipment.

Net cash (used in) provided by financing activities.  The changes in net cash (used in) provided by financing activities primarily relate to the purchase of treasury stock and the exercise of stock options under the 2013 Equity Plan.  Net cash used in financing activities was $46.4 million and net cash provided by financing activities was $2.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in net cash used in financing activities for the six months ended June 30, 2019, as compared to the same period in the prior year, was due to a $48.2 million increase in purchases of treasury stock and a $0.6 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan.

Contractual obligations.

The following table shows future minimum payments under noncancellable operating leases and purchase agreements with initial terms of greater than one year and anticipated payments related to the Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of June 30, 2019 (in thousands):

	Payments due by period ended June 30,
	Total	2020	2021-2022	2023-2024	Thereafter
Contractual Obligations:
Operating leases	$168,411	$16,614	$33,298	$31,193	$87,306
Purchase obligations	23,968	9,694	11,193	1,351	1,730
Transition Tax	28,935	896	5,903	12,913	9,223
Total	$221,314	$27,204	$50,394	$45,457	$98,259

Unrecognized tax benefits.  As of June 30, 2019, we had $5.1 million of total gross unrecognized tax benefits, including penalty and interest accrued, recorded in other long-term liabilities.  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect any significant tax payment related to these obligations during 2019.

Off-balance sheet arrangements.  As of June 30, 2019, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of June 30, 2019, we held approximately $313.3 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 42.8% and 43.6% of our total revenues for the three months ended June 30, 2019 and 2018, respectively, and 43.3% and 42.5% of our total revenues for the six months ended June 30, 2019 and 2018, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As a result of transacting in multiple currencies and reporting our financial statements in U.S. dollars, our operating results may be adversely impacted by currency exchange rate fluctuations in the future.  The impact of foreign currency exchange rate fluctuations on current and comparable periods is described in the “Non-GAAP Financial Measures” section under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We cannot predict the effect of exchange rate fluctuations upon our future results.  We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar-denominated cash and investment accounts.

As of June 30, 2019 and December 31, 2018, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.4% and 0.3%, respectively. If average exchange rates during the six months ended June 30, 2019 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2019 would have decreased by 3.9%.  During the six months ended June 30, 2019, our revenues were lower by 3.5% as a result of a 6.8% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Material Weaknesses and Status of Remediation

As described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we have been implementing a remediation plan to address the material weaknesses disclosed in such Annual Report. These material weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively.  We expect to complete the remediation of these material weaknesses prior to the end of the fiscal year ending December 31, 2019.

Changes in Internal Controls.  During the six months ended June 30, 2019, we implemented new internal controls to facilitate our adoption of ASU 2016-02 and help ensure the proper identification, accounting, and reporting of material lease arrangements. Other than as disclosed above under “Material Weaknesses and Status of Remediation” and the new internal controls related to our adoption of ASU 2016-02, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the six months ended June 30, 2019, we implemented a new human resources management system. We continue to assess the impact of this new system on our internal control over financial reporting, but do not currently expect to make significant changes to our existing internal controls.

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

We may not be able to regain or increase profitability from our normal business operations in the future

We generated net income for the six months ended June 30, 2019.  However, excluding a one-time gain of $21.8 million, net of tax, from the Domain Name Sale in the second quarter of 2019, we would have generated a net loss of $9.3 million for the six months ended June 30, 2019.  We may not be able to regain or increase profitability from our normal business operations on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses in future periods.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2019, we had $20.5 million of deferred tax assets, net of a $1.5 million valuation allowance. If we are unable to regain or increase profitability from our normal business operations in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

A substantial customer shift in the deployment of MicroStrategy Analytics™ from a perpetual software license model to our cloud services subscription model could affect the timing of revenue recognition and materially adversely affect our operating results

We offer our analytics platform in the form of a perpetual software license and a cloud-based subscription.  The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our cloud-based subscriptions.  For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer.  For cloud-based subscriptions, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period.  As a result, if a substantial number of current customers shift to subscribing, or new customers subscribe, to our cloud services offerings instead of purchasing perpetual software licenses for MicroStrategy Analytics, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results and cash flows for the periods during which such a shift occurs.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, OEMs, and technology partners to license and support our products.  For the six months ended June 30, 2019, transactions by channel partners for which we recognized revenues accounted for 26.3% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and non-current deferred revenue and advance payments totaled $181.0 million as of June 30, 2019.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 42.8% and 43.6% of our total revenues for the three months ended June 30, 2019 and 2018, respectively, and 43.3% and 42.5% of our total revenues for the six months ended June 30, 2019 and 2018, respectively.  Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the six months ended June 30, 2019 and 2018, our top three product licenses transactions with recognized revenue totaled $5.4 million and $3.9 million, respectively, or 14.0% and 10.8% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to a subsequent period or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions, and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transactions.  These factors could result in lower than anticipated revenue and earnings for a particular period or lower estimated revenue and earnings in future periods.

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

Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us or our third-party service providers to comply with applicable privacy policies, contractual obligations, or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by domestic or foreign government entities or others, including private plaintiffs in litigation.  Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, government orders, and/or orders arising out of private proceedings, requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, reputation, and financial condition.

Various U.S. federal, U.S. state, and foreign legislative, regulatory, or other government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business.  For example, in April 2016, the European Parliament and the Council of the European Union formally adopted a comprehensive general data protection regulation (“GDPR”), which took effect in May 2018.  GDPR governs data practices and privacy, establishes new requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to 4% of global annual revenue, and establishes a private right of action.  Furthermore, a new ePrivacy Regulation, regulating electronic communications, was proposed in 2017 and is under consideration by the European Commission, the European Parliament, and the European Council.

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

Complying with these and other changing requirements could cause us or our customers to incur substantial costs or pay substantial fines or penalties, require us to change our business practices, require us to take on more onerous obligations in our contracts, or limit our ability to provide certain products and services in certain jurisdictions, any of which could materially adversely affect our business and operating results.  In addition, mechanisms for lawfully transferring personal data from the European Union to the United States and certain other countries are being challenged in European courts, which could lead to uncertainty about the legality of such transfers, or burdensome or inconsistent legal requirements.  New laws or regulations restricting or limiting the collection or use of mobile data could also reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of July 16, 2019, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 71.3% of the total voting power.  As of July 16, 2019, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 70.4% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 7, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our Share Repurchase Program.

Item 5. Other Information

On July 30, 2019, we issued a press release announcing the Company’s financial results for the quarter ended June 30, 2019. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated July 30, 2019, regarding the Company’s financial results for the quarter ended June 30, 2019.

101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: July 30, 2019