Form 10-Q
period 2019-09-30
MICROSTRATEGY Inc
filed 2019-10-30
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of October 15, 2019, the registrant had 8,231,895 and 2,035,184 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$375,071	$109,924
Restricted cash	798	862
Short-term investments	203,218	466,186
Accounts receivable, net	118,002	171,359
Prepaid expenses and other current assets	24,665	30,068
Total current assets	721,754	778,399
Property and equipment, net	51,993	51,919
Right-of-use assets	86,994	0
Deposits and other assets	7,455	8,134
Deferred tax assets, net	20,520	17,316
Total assets	$888,716	$855,768
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$28,626	$33,684
Accrued compensation and employee benefits	41,829	48,045
Deferred revenue and advance payments	160,244	176,540
Total current liabilities	230,699	258,269
Deferred revenue and advance payments	4,487	6,469
Operating lease liabilities	105,291	0
Other long-term liabilities	32,786	61,262
Deferred tax liabilities	34	37
Total liabilities	373,297	326,037
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,880 shares issued and 8,232 shares outstanding, and 15,837 shares issued and 8,552 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	590,158	576,957
Treasury stock, at cost; 7,648 shares and 7,285 shares, respectively	(634,405)	(586,161)
Accumulated other comprehensive loss	(11,674)	(10,217)
Retained earnings	571,322	549,134
Total stockholders’ equity	515,419	529,731
Total liabilities and stockholders’ equity	$888,716	$855,768

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
Revenues:
Product licenses	$18,972	$20,264
Subscription services	7,894	7,240
Total product licenses and subscription services	26,866	27,504
Product support	72,885	74,463
Other services	19,942	20,185
Total revenues	119,693	122,152
Cost of revenues:
Product licenses	526	377
Subscription services	3,889	3,259
Total product licenses and subscription services	4,415	3,636
Product support	6,922	5,079
Other services	12,478	14,674
Total cost of revenues	23,815	23,389
Gross profit	95,878	98,763
Operating expenses:
Sales and marketing	43,935	45,429
Research and development	27,457	25,829
General and administrative	19,900	20,285
Total operating expenses	91,292	91,543
Income from operations	4,586	7,220
Interest income, net	2,941	3,441
Other income, net	1,882	798
Income before income taxes	9,409	11,459
Benefit from income taxes	(291)	(1,240)
Net income	9,700	12,699
Basic earnings per share (1)	$0.95	$1.11
Weighted average shares outstanding used in computing basic earnings per share	10,251	11,467
Diluted earnings per share (1)	$0.94	$1.10
Weighted average shares outstanding used in computing diluted earnings per share	10,309	11,538

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
Revenues:
Product licenses	$57,384	$56,857
Subscription services	22,142	22,486
Total product licenses and subscription services	79,526	79,343
Product support	217,313	222,554
Other services	55,957	63,824
Total revenues	352,796	365,721
Cost of revenues:
Product licenses	1,597	4,255
Subscription services	10,976	9,953
Total product licenses and subscription services	12,573	14,208
Product support	21,710	14,685
Other services	41,055	44,721
Total cost of revenues	75,338	73,614
Gross profit	277,458	292,107
Operating expenses:
Sales and marketing	140,968	147,742
Research and development	83,436	74,471
General and administrative	63,684	63,756
Total operating expenses	288,088	285,969
(Loss) income from operations	(10,630)	6,138
Interest income, net	8,520	8,698
Other income, net	30,717	3,665
Income before income taxes	28,607	18,501
Provision for (benefit from) income taxes	6,419	(699)
Net income	22,188	19,200
Basic earnings per share (1)	$2.16	$1.68
Weighted average shares outstanding used in computing basic earnings per share	10,273	11,458
Diluted earnings per share (1)	$2.15	$1.67
Weighted average shares outstanding used in computing diluted earnings per share	10,336	11,502

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
Net income	$9,700	$12,699
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(2,182)	(607)
Unrealized loss on short-term investments	(182)	0
Total other comprehensive loss	(2,364)	(607)
Comprehensive income	$7,336	$12,092

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
Net income	$22,188	$19,200
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(1,922)	(3,059)
Unrealized gain on short-term investments	465	0
Total other comprehensive loss	(1,457)	(3,059)
Comprehensive income	$20,731	$16,141

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings
Balance at January 1, 2018	$605,726	15,817	$16	2,035	$2	$559,918	(6,405)	$(475,184)	$(5,659)	$526,633
Net income	1,673	0	0	0	0	0	0	0	0	1,673
Other comprehensive income	1,440	0	0	0	0	0	0	0	1,440	0
Share-based compensation expense	4,743	0	0	0	0	4,743	0	0	0	0
Balance at March 31, 2018	$613,582	15,817	$16	2,035	$2	$564,661	(6,405)	$(475,184)	$(4,219)	$528,306
Net income	4,828	0	0	0	0	0	0	0	0	4,828
Other comprehensive loss	(3,892)	0	0	0	0	0	0	0	(3,892)	0
Issuance of class A common stock under stock option plans	2,471	20	0	0	0	2,471	0	0	0	0
Share-based compensation expense	3,370	0	0	0	0	3,370	0	0	0	0
Balance at June 30, 2018	$620,359	15,837	$16	2,035	$2	$570,502	(6,405)	$(475,184)	$(8,111)	$533,134
Net income	12,699	0	0	0	0	0	0	0	0	12,699
Other comprehensive loss	(607)	0	0	0	0	0	0	0	(607)	0
Share-based compensation expense	2,972	0	0	0	0	2,972	0	0	0	0
Balance at September 30, 2018	$635,423	15,837	$16	2,035	$2	$573,474	(6,405)	$(475,184)	$(8,718)	$545,833
Net income	3,301	0	0	0	0	0	0	0	0	3,301
Other comprehensive loss	(1,499)	0	0	0	0	0	0	0	(1,499)	0
Purchases of treasury stock	(110,977)	0	0	0	0	0	(880)	(110,977)	0	0
Share-based compensation expense	3,483	0	0	0	0	3,483	0	0	0	0
Balance at December 31, 2018	$529,731	15,837	$16	2,035	$2	$576,957	(7,285)	$(586,161)	$(10,217)	$549,134
Net loss	(7,906)	0	0	0	0	0	0	0	0	(7,906)
Other comprehensive income	253	0	0	0	0	0	0	0	253	0
Issuance of class A common stock under stock option plans	1,507	13	0	0	0	1,507	0	0	0	0
Purchases of treasury stock	(48,244)	0	0	0	0	0	(363)	(48,244)	0	0
Share-based compensation expense	2,965	0	0	0	0	2,965	0	0	0	0
Balance at March 31, 2019	$478,306	15,850	$16	2,035	$2	$581,429	(7,648)	$(634,405)	$(9,964)	$541,228
Net income	20,394	0	0	0	0	0	0	0	0	20,394
Other comprehensive income	654	0	0	0	0	0	0	0	654	0
Issuance of class A common stock under stock option plans	329	3	0	0	0	329	0	0	0	0
Share-based compensation expense	3,006	0	0	0	0	3,006	0	0	0	0
Balance at June 30, 2019	$502,689	15,853	$16	2,035	$2	$584,764	(7,648)	$(634,405)	$(9,310)	$561,622
Net income	9,700	0	0	0	0	0	0	0	0	9,700
Other comprehensive loss	(2,364)	0	0	0	0	0	0	0	(2,364)	0
Issuance of class A common stock under stock option plans	3,606	27	0	0	0	3,606	0	0	0	0
Share-based compensation expense	1,788	0	0	0	0	1,788	0	0	0	0
Balance at September 30, 2019	$515,419	15,880	$16	2,035	$2	$590,158	(7,648)	$(634,405)	$(11,674)	$571,322

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income	$22,188	$19,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,543	3,483
Write-offs and sales allowances	892	1,053
Net realized loss on short-term investments	41	0
Deferred taxes	(3,352)	(6,667)
Release of liabilities for unrecognized tax benefits	(1,077)	0
Share-based compensation expense	7,887	11,132
Changes in operating assets and liabilities:
Accounts receivable	11,781	9,300
Prepaid expenses and other current assets	4,513	(1,075)
Deposits and other assets	349	(956)
Accounts payable and accrued expenses	(11,618)	(5,816)
Accrued compensation and employee benefits	(7,368)	(3,901)
Deferred revenue and advance payments	23,612	(4,032)
Operating lease liabilities	(6,394)	0
Other long-term liabilities	(674)	1,527
Net cash provided by operating activities	52,323	23,248
Investing activities:
Proceeds from redemption of short-term investments	589,357	348,980
Purchases of property and equipment	(9,382)	(4,457)
Purchases of short-term investments	(320,487)	(674,528)
Net cash provided by (used in) investing activities	259,488	(330,005)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	5,442	2,471
Purchases of treasury stock	(48,244)	0
Payments on capital lease obligations and other financing arrangements prior to the adoption of ASU 2016-02	0	(9)
Net cash (used in) provided by financing activities	(42,802)	2,462
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(3,926)	(3,904)
Net increase (decrease) in cash, cash equivalents, and restricted cash	265,083	(308,199)
Cash, cash equivalents, and restricted cash, beginning of period	110,786	421,182
Cash, cash equivalents, and restricted cash, end of period	$375,869	$112,983

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

The Company uses its incremental borrowing rate as the discount rate for all of its leases, as the rate implicit in the lease is not readily determinable in any of its lease contracts. As the Company has no history of publicly-traded debt, in order to estimate a collateralized borrowing rate curve, the Company first estimates a synthetic credit rating and then applies modeling methodologies to an unsecured borrowing rate curve. In determining the incremental borrowing rate of each lease, the Company uses a centralized treasury approach and considers the currency of the contract, the economic environment in which the lease exists, and the term of the lease.

The Company does not recognize lease liabilities or ROU assets for any short-term leases with a non-cancellable lease term of 12 months or less. Instead, the lease payments for these short-term leases are expensed on a straight-line basis over the lease term and any variable payments are recognized in the period when the obligations for those payments are incurred.  The Company believes that, using this methodology, the expense recorded reasonably reflects the Company’s short-term lease commitments.

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

Upon adoption of ASU 2016-02, the Company recognized ROU assets of $88.8 million, total lease liabilities of $116.9 million, reductions in total deferred rent of $28.5 million, and reductions in prepaid expenses of $0.4 million in its 2019 beginning balances. All adjustments relate to the Company’s operating leases; the Company does not have any material leases that are classified as finance leases. There was no cumulative effect adjustment to the Company’s 2019 beginning retained earnings balance as the Company did not have material unamortized initial direct costs. Beginning in 2019, the Company presents the amortization of its operating ROU assets and the change in its operating lease liabilities within the operating activities section of its consolidated statements of cash flows. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated results of operations.

Cloud computing arrangements

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize and which costs to expense. Under this model, customers would need to determine the nature of the implementation costs and the project stage in which they are incurred to determine which costs to capitalize or expense.  Customers would be required to amortize the capitalized implementation costs over the term of the hosting arrangement, which might extend beyond the noncancelable period if there are options to extend or terminate. Financial statement presentation under ASU 2018-15 requires: (i) capitalized implementation costs be classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement; (ii) amortization of capitalized implementation costs be presented in the same income statement line item as the service fees for the related hosting arrangement; and (iii) cash flows related to capitalized implementation costs be presented within the same category of cash flow activity as the cash flows for the related hosting arrangement (i.e. operating activity). ASU 2018-15 also requires disclosures for material capitalized implementation costs, including the nature of the hosting arrangement and additional disclosures similar to those required for major classes of depreciable assets. The standard is effective for interim and annual periods beginning January 1, 2020.  The Company plans to adopt this guidance prospectively to eligible costs incurred on or after January 1, 2020 and is in the process of evaluating potential changes to related processes and internal controls.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Credit losses

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including trade accounts receivable), net investments in leases, and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Furthermore, the CECL model requires financial assets with similar risk characteristics to be analyzed on a collective (pooled) basis. ASU 2016-13 also changes the impairment accounting for available-for-sale debt securities, requiring credit losses to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.  Impairment due to factors other than credit loss will continue to be recorded through other comprehensive income (loss).   The standard is effective for interim and annual periods beginning January 1, 2020.  A modified retrospective adoption method is required, with a cumulative-effect adjustment to the opening retained earnings balance in the period of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

(3) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments.  All of the Company’s short-term investments are in U.S. Treasury securities and all short-term investments have stated maturity dates between three months and one year from the purchase date.  All short-term investments are included within “Short-term investments” on the accompanying Consolidated Balance Sheets.  The fair value of the Company’s short-term investments is determined based on quoted market prices in active markets for identical securities (Level 1 inputs). As of September 30, 2019 and December 31, 2018, all short-term investments were classified as available-for-sale and reported at fair value.

The amortized cost and fair value of available-for-sale investments at September 30, 2019 were $203.2 million and $203.2 million, respectively.  The amortized cost and fair value of available-for-sale investments at December 31, 2018 were $466.6 million and $466.2 million, respectively.  The total gross unrecognized holding losses accumulated in other comprehensive loss were not material as of September 30, 2019 and December 31, 2018. The total gross unrecognized holding gains accumulated in other comprehensive loss were not material as of September 30, 2019 and December 31, 2018.  No other-than-temporary impairments related to these investments have been recognized as of September 30, 2019 and December 31, 2018.

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

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2019	2018
Billed and billable	$121,336	$176,848
Less: allowance for doubtful accounts	(3,334)	(5,489)
Accounts receivable, net	$118,002	$171,359

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company maintains an allowance for doubtful accounts, which represents its best estimate of probable losses and sales allowances.  The Company evaluates the adequacy of its allowance for doubtful accounts by considering the aging of receivable balances, historical experience, and other currently available information.  For the three and nine months ended September 30, 2019, the Company’s write-offs and sales allowances totaled $0.1 million and $0.9 million, respectively.  For the three and nine months ended September 30, 2018, the Company’s write-offs and sales allowances totaled $0.1 million and $1.1 million, respectively.

In contrast, rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. During the three and nine months ended September 30, 2019 and 2018, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.1 million and $0.8 million in accrued sales and usage-based royalty revenue as of September 30, 2019 and December 31, 2018, respectively.

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

The Company’s “Accounts receivable, net” and “Deferred revenue and advance payments” balances in the Consolidated Balance Sheets include unpaid amounts related to contracts under which the Company has an enforceable right to invoice the customer for non-cancellable and/or non-refundable products and services. Changes in accounts receivable and changes in deferred revenue and advance payments are presented net of these unpaid amounts in “Operating activities” in the Consolidated Statements of Cash Flows.

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2019	2018
Current:
Deferred product licenses revenue	$470	$1,768
Deferred subscription services revenue	12,812	13,508
Deferred product support revenue	139,402	152,501
Deferred other services revenue	7,560	8,763
Total current deferred revenue and advance payments	$160,244	$176,540

Non-current:
Deferred product licenses revenue	$368	$542
Deferred subscription services revenue	142	2,384
Deferred product support revenue	3,440	3,091
Deferred other services revenue	537	452
Total non-current deferred revenue and advance payments	$4,487	$6,469

During the three and nine months ended September 30, 2019, the Company recognized revenues of $36.1 million and $154.1 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2019. During the three and nine months ended September 30, 2018, the Company recognized revenues of $39.2 million and $170.6 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2018. For the three and nine months ended September 30, 2019 and 2018, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2019, the Company had an aggregate transaction price of $164.7 million allocated to unsatisfied performance obligations related to product support, subscription services, other services, and, in limited cases, product licenses contracts.  The Company expects to recognize $160.2 million within the next 12 months and $4.5 million thereafter.

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

As of September 30, 2019, the Company’s ROU asset and total lease liability balances were comprised of $72.2 million and $98.9 million, respectively, for leases in the United States and $14.8 million and $15.7 million, respectively, for foreign leases. The Company’s most significant lease is for its corporate headquarters, in which it leases approximately 214,000 square feet of office space at a location in Northern Virginia. The ROU asset and total lease liability balances related to the Company’s corporate headquarters lease were $67.8 million and $94.4 million, respectively, as of September 30, 2019. The lease agreement for the Company’s corporate headquarters location is set to expire in December 2030, with an option for the Company to extend the term for an additional five or 10 consecutive years. The Company is currently not reasonably certain it will exercise this renewal option and therefore has not included the renewal option in the lease term. Several of the Company’s remaining leases also contain options for renewal or options to terminate all or a portion of the leased space. The Company continually assesses the likelihood of exercising these options and recognizes an option as part of its ROU assets and lease liabilities if and when it is reasonably certain that it will exercise the option.

The following table presents the Company’s total lease cost and other lease details for the three and nine months ended September 30, 2019 (in thousands, except years and discount rates):

	September 30, 2019
	Three Months Ended	Nine Months Ended
Lease cost:
Operating lease cost	$3,704	$11,311
Short-term lease cost	397	1,612
Variable lease cost	372	967
Total lease cost	$4,473	$13,890
Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,854	$11,743
ROU assets obtained in exchange for new operating lease liabilities	$0	$5,016
Weighted-average remaining lease term in years – operating leases	10.2	10.2
Weighted-average discount rate – operating leases	6.0%	6.0%

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the maturities of the Company’s operating lease liabilities as of September 30, 2019 (in thousands):

For the period ended September 30,
2020	$15,855
2021	15,699
2022	15,141
2023	15,416
2024	13,550
Thereafter	79,072
Total lease payments	154,733
Less: imputed interest	(40,130)
Total	$114,603

Reported as:
Current operating lease liabilities	$9,312
Non-current operating lease liabilities	105,291
Total	$114,603

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
$195,572

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of September 30, 2019 or December 31, 2018.

See Note 5, Leases, to the Consolidated Financial Statements for information regarding the Company’s commitments that are related to lease agreements.

As a result of the U.S. government-enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), the Company recorded a final tax expense of $37.2 million related to the mandatory deemed repatriation transition tax (“Transition Tax”), of which $8.3 million was paid in 2018.  As of September 30, 2019, $28.9 million of the Transition Tax was unpaid, of which $28.0 million is included in “Other long-term liabilities” and $0.9 million is included in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheets. See Note 8, Income Taxes, to the Consolidated Financial Statements for further information.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

(7) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2023 (the “Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three months ended September 30, 2019, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program. During the nine months ended September 30, 2019, the Company repurchased an aggregate of 362,148 shares of its class A common stock at an average price per share of $133.21 and an aggregate cost of $48.2 million pursuant to the Share Repurchase Program.  As of September 30, 2019, the Company had repurchased an aggregate of 5,069,762 shares of its class A common stock at an average price per share of $99.51 and an aggregate cost of $504.5 million pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.  During the three and nine months ended September 30, 2018, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program.

(8) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various U.S. federal, state, and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2015.  However, due to the Company’s use of state net operating loss (“NOL”) carryovers in the United States, state tax authorities may attempt to reduce or fully offset the amount of state NOL carryovers from tax years ended 2011 and forward that the Company used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Poland for tax years 2014 and forward, Spain for tax years 2015 and forward, Germany and Italy for tax years 2016 and forward, and the United Kingdom for tax years 2017 and forward. To date there have been no material audit assessments related to audits in any of the applicable foreign jurisdictions.

As of September 30, 2019, the Company had unrecognized tax benefits of $3.8 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.  If recognized, $3.2 million of these unrecognized tax benefits would impact the Company’s effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for (benefit from) income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for (benefit from) income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is expected to decrease by $1.2 million due to expiration of the applicable statute of limitations.  As of September 30, 2019, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.7 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30,	December 31,
	2019	2018
Deferred tax assets, net of deferred tax liabilities	$21,938	$18,786
Valuation allowance	(1,452)	(1,507)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$20,486	$17,279

The valuation allowance as of September 30, 2019 and December 31, 2018 related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2019 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2019.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2019, the Company recorded a provision for income taxes of $6.4 million that resulted in an effective tax rate of 22.4%, as compared to a benefit from income taxes of $0.7 million that resulted in an effective tax rate of (3.8)% for the nine months ended September 30, 2018. The change in the effective tax rate in 2019 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income. The most significant discrete item was a tax provision of $8.1 million on the $29.8 million gain from the sale of the Voice.com domain name in May 2019, as discussed in Note 12, Sale of Domain Name, to the Consolidated Financial Statements.

In the United States, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.  The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2019 annual effective tax rate that is reflected in its provision for income taxes for the nine months ended September 30, 2019.

The Tax Act also imposed a Transition Tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries of the Company. The Company recorded a final tax expense of $37.2 million related to the Transition Tax, of which $8.3 million was paid in 2018.  As of September 30, 2019, $28.9 million of the Transition Tax was unpaid, of which $28.0 million was recorded in “Other long-term liabilities” and $0.9 million was recorded in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheets. The Company has elected to pay the Transition Tax over an eight-year period beginning in 2018, as permitted under the Tax Act.

The Company earns a significant amount of its revenues outside the United States and, as of December 31, 2018, the Company’s accumulated foreign earnings and profits were $397.4 million.  As of September 30, 2019 and December 31, 2018, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $311.9 million and $173.6 million, respectively, and by the Company’s non-U.S. entities was $266.4 million and $402.5 million, respectively.  As of September 30, 2019, the Company intends to indefinitely reinvest $197.4 million of its undistributed foreign earnings.  This amount takes into consideration repatriations the Company made during the second quarter of 2019. After taking into account the Transition Tax described above, the Company expects such repatriation generated only an immaterial U.S. tax expense related to U.S. state income taxes.

In the United Kingdom, recently enacted legislation related to offshore receipts in respect of intangible property imposes a 20% tax on payments made by multinational companies that hold intangible property in low tax jurisdictions where the income derived from such intangible property results from sales within the United Kingdom. Based on currently available guidance issued by the tax authority, the Company believes that this tax does not apply to its operations in the United Kingdom.

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

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain. Therefore, actual results could differ materially from projections.  Currently, the Company expects to use its deferred tax assets, subject to Internal Revenue Code limitations, within the carryforward periods.  Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable.  If the Company is unable to sustain or increase profitability in future periods, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

(9) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of September 30, 2019, a total of 2,300,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of September 30, 2019, there were 677,500 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

During the three months ended September 30, 2019, no stock option awards were granted pursuant to the 2013 Equity Plan. As of September 30, 2019, there were options to purchase 1,326,233 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended September 30, 2019:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of July 1, 2019	1,459	$137.05
Granted	0	$0
Exercised	(27)	$131.14	$287
Forfeited/Expired	(106)	$135.28
Balance as of September 30, 2019	1,326	$137.32
Exercisable as of September 30, 2019	842	$137.96	$15,742	5.5
Expected to vest as of September 30, 2019	484	$136.20	$7,870	8.5
Total	1,326	$137.32	$23,612	6.6

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock options outstanding as of September 30, 2019 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2019
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$119.02 - $140.00	1,058	$126.05	6.7
$140.01 - $160.00	0	$0	0.0
$160.01 - $180.00	113	$167.75	5.4
$180.01 - $201.25	155	$191.97	6.9
Total	1,326	$137.32	6.6

An aggregate of 27,500 stock options with an aggregate fair value of $1.8 million vested during the three months ended September 30, 2019. No stock option awards were granted during the three months ended September 30, 2019.  The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $50.57 for each share subject to a stock option granted during the three months ended September 30, 2018 based on the following assumptions:

Three months ended
September 30,
2018
Expected term of options in years	6.3
Expected volatility	34.5%
Risk-free interest rate	2.9%
Expected dividend yield	0.0%

For the three and nine months ended September 30, 2019, the Company recognized approximately $1.8 million and $7.8 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and nine months ended September 30, 2018, the Company recognized approximately $3.0 million and $11.1 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of September 30, 2019, there was approximately $21.0 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.5 years.

Other stock-based awards

During the three months ended September 30, 2019, the Company did not grant any “other stock-based awards” under the 2013 Equity Plan. For each of the three and nine months ended September 30, 2019 and 2018, the Company did not recognize a material amount of share-based compensation expense from other stock-based awards. As of September 30, 2019, there was approximately $0.4 million of total unrecognized share-based compensation expense related to other stock-based awards.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.7 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

(10) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three and nine months ended September 30, 2019, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 863,000 and 925,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and nine months ended September 30, 2018, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 979,000 and 880,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended September 30, 2019
Total revenues	$68,063	$39,184	$12,446	$119,693
Gross profit	$54,410	$31,313	$10,155	$95,878
Three months ended September 30, 2018
Total revenues	$70,611	$37,628	$13,913	$122,152
Gross profit	$56,549	$30,779	$11,435	$98,763
Nine months ended September 30, 2019
Total revenues	$200,282	$115,816	$36,698	$352,796
Gross profit	$156,938	$91,520	$29,000	$277,458
Nine months ended September 30, 2018
Total revenues	$210,715	$113,834	$41,172	$365,721
Gross profit	$166,839	$91,540	$33,728	$292,107
As of September 30, 2019
Long-lived assets	$120,755	$13,414	$12,273	$146,442
As of December 31, 2018
Long-lived assets	$49,611	$5,931	$4,511	$60,053

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and nine months ended September 30, 2019 and 2018, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2019 and 2018, no individual customer accounted for 10% or more of total consolidated revenues.

As of September 30, 2019 and December 31, 2018, no individual foreign country accounted for 10% or more of total consolidated assets.

(12) Sale of Domain Name

On May 30, 2019, the Company completed the sale of its Voice.com domain name for consideration of $30.0 million in cash (the “Domain Name Sale”).  As of the date of the Domain Name Sale, the Company had no unamortized costs associated with the Voice.com domain name asset.  The Company did not incur any material costs related to the Domain Name Sale. The Domain Name Sale resulted in a gain of $29.8 million in the second quarter of 2019, which was recorded as “Other income, net” for such quarter in the Consolidated Statements of Operations.  The Company also recorded a discrete $8.1 million tax provision in the second quarter of 2019 related to the Domain Name Sale.

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

We continue to innovate our platform by focusing on making it more usable, powerful, scalable, flexible, and secure. In the three months ended September 30, 2019, these innovations included:

•	new calendar functionality in HyperMobile™ for iOS that gives end users instant access to relevant information about their meetings and events – past, present, and future;
•	enhanced flexibility that makes it easier for analysts to quickly design and deploy HyperIntelligence cards with drag-and-drop, interchangeable widgets for maximum impact;
•	upgrades for MicroStrategy Cloud™ platform on AWS and Azure, allowing administrators to schedule updates with a single click immediately or in advance; and
•	powerful enhancements to support greater data volumes in MicroStrategy for Tableau, MicroStrategy for Power BI, and MicroStrategy for Qlik — the connectors that promote Federated Analytics.

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Product licenses	$18,972	$20,264	$57,384	$56,857
Subscription services	7,894	7,240	22,142	22,486
Total product licenses and subscription services	26,866	27,504	79,526	79,343
Product support	72,885	74,463	217,313	222,554
Other services	19,942	20,185	55,957	63,824
Total revenues	119,693	122,152	352,796	365,721
Cost of revenues
Product licenses	526	377	1,597	4,255
Subscription services	3,889	3,259	10,976	9,953
Total product licenses and subscription services	4,415	3,636	12,573	14,208
Product support	6,922	5,079	21,710	14,685
Other services	12,478	14,674	41,055	44,721
Total cost of revenues	23,815	23,389	75,338	73,614
Gross profit	95,878	98,763	277,458	292,107
Operating expenses
Sales and marketing	43,935	45,429	140,968	147,742
Research and development	27,457	25,829	83,436	74,471
General and administrative	19,900	20,285	63,684	63,756
Total operating expenses	91,292	91,543	288,088	285,969
Income (loss) from operations	$4,586	$7,220	$(10,630)	$6,138

On May 30, 2019, we completed the Domain Name Sale, resulting in a one-time gain of $29.8 million and an associated discrete tax provision of $8.1 million during the second quarter of 2019.

As of September 30, 2019, we had a total of 2,453 employees, of whom 1,124 were based in the United States and 1,329 were based internationally.  Of our 2,453 total employees, 616 were engaged in sales and marketing, 775 in research and development, 725 in subscription services, product support, consulting, and education, and 337 in finance, administration, and corporate operations. The following table summarizes employee headcount as of the dates indicated:

	September 30,	December 31,	September 30,
	2019	2018	2018
Subscription services	66	56	55
Product support	231	202	194
Consulting	390	452	458
Education	38	47	44
Sales and marketing	616	707	699
Research and development	775	716	688
General and administrative	337	348	326
Total headcount	2,453	2,528	2,464

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of product support revenues	$83	$83	$245	$211
Cost of consulting revenues	46	16	144	42
Cost of education revenues	0	50	20	127
Sales and marketing	(130)	703	1,828	2,425
Research and development	584	824	1,848	2,248
General and administrative	1,251	1,335	3,802	6,079
Total share-based compensation expense	$1,834	$3,011	$7,887	$11,132

As of September 30, 2019, we estimated that approximately $21.4 million of additional share-based compensation expense for awards granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.5 years.

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

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) income (loss) from operations that excludes the impact of our share-based compensation arrangements, (ii) net income and diluted earnings per share that exclude the impact from the Tax Act in the third quarter of 2018 and the Domain Name Sale in the second quarter of 2019, and (iii) certain revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis.  The first supplemental financial measure excludes a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment and the resulting share-based compensation expense could vary significantly in comparison to other companies.  The second set of supplemental financial measures excludes the impact from the Tax Act, which was a one-time tax charge, and the Domain Name Sale, which is outside of our normal business operations.  The third set of supplemental financial measures excludes changes resulting from fluctuations in foreign currency exchange rates so that results may be compared to the same period in the prior year on a “constant currency” basis.  We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP income (loss) from operations excluding the impact of our share-based compensation arrangements to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reconciliation of non-GAAP income (loss) from operations:
Income (loss) from operations	$4,586	$7,220	$(10,630)	$6,138
Share-based compensation expense	1,834	3,011	7,887	11,132
Non-GAAP income (loss) from operations	$6,420	$10,231	$(2,743)	$17,270

The following are reconciliations of our non-GAAP net income and non-GAAP diluted earnings per share, in each case excluding the impact of the Tax Act in the third quarter of 2018 and the Domain Name Sale in the second quarter of 2019, to their most directly comparable GAAP measures (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reconciliation of non-GAAP net income:
Net income	$9,700	$12,699	$22,188	$19,200
Measurement-period adjustment related to U.S. tax reform	$0	$(3,106)	$0	$(3,106)
Gain from Domain Name Sale, net of tax	0	0	(21,778)	0
Non-GAAP net income	$9,700	$9,593	$410	$16,094

Reconciliation of non-GAAP diluted earnings per share:
Diluted earnings per share	$0.94	$1.10	$2.15	$1.67
Measurement-period adjustment related to U.S. tax reform (per diluted share)	0.00	$(0.27)	0.00	$(0.27)
Gain from Domain Name Sale, net of tax (per diluted share)	0.00	0.00	(2.11)	0.00
Non-GAAP diluted earnings per share	$0.94	$0.83	$0.04	$1.40

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

	Three Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2019	2019	2019	2018	2019	2019
Product licenses revenues	$18,972	$(921)	$19,893	$20,264	-6.4%	-1.8%
Subscription services revenues	7,894	(112)	8,006	7,240	9.0%	10.6%
Product support revenues	72,885	(1,400)	74,285	74,463	-2.1%	-0.2%
Other services revenues	19,942	(455)	20,397	20,185	-1.2%	1.1%
Cost of product support revenues	6,922	(78)	7,000	5,079	36.3%	37.8%
Cost of other services revenues	12,478	(320)	12,798	14,674	-15.0%	-12.8%
Sales and marketing expenses	43,935	(990)	44,925	45,429	-3.3%	-1.1%
Research and development expenses	27,457	(205)	27,662	25,829	6.3%	7.1%
General and administrative expenses	19,900	(194)	20,094	20,285	-1.9%	-0.9%

	2018	2018	2018	2017	2018	2018
				(as adjusted)
Product licenses revenues	$20,264	$(861)	$21,125	$22,356	-9.4%	-5.5%
Subscription services revenues	7,240	(11)	7,251	7,725	-6.3%	-6.1%
Product support revenues	74,463	(1,206)	75,669	72,881	2.2%	3.8%
Other services revenues	20,185	(273)	20,458	23,048	-12.4%	-11.2%
Cost of product support revenues	5,079	(66)	5,145	4,218	20.4%	22.0%
Cost of other services revenues	14,674	(277)	14,951	14,816	-1.0%	0.9%
Sales and marketing expenses	45,429	(959)	46,388	42,005	8.2%	10.4%
Research and development expenses	25,829	(102)	25,931	19,360	33.4%	33.9%
General and administrative expenses	20,285	(184)	20,469	19,082	6.3%	7.3%

	Nine Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2019	2019	2019	2018	2019	2019
Product licenses revenues	$57,384	$(2,861)	$60,245	$56,857	0.9%	6.0%
Subscription services revenues	22,142	(318)	22,460	22,486	-1.5%	-0.1%
Product support revenues	217,313	(6,186)	223,499	222,554	-2.4%	0.4%
Other services revenues	55,957	(1,870)	57,827	63,824	-12.3%	-9.4%
Cost of product support revenues	21,710	(429)	22,139	14,685	47.8%	50.8%
Cost of other services revenues	41,055	(1,616)	42,671	44,721	-8.2%	-4.6%
Sales and marketing expenses	140,968	(4,056)	145,024	147,742	-4.6%	-1.8%
Research and development expenses	83,436	(1,024)	84,460	74,471	12.0%	13.4%
General and administrative expenses	63,684	(901)	64,585	63,756	-0.1%	1.3%

	2018	2018	2018	2017	2018	2018
				(as adjusted)
Product licenses revenues	$56,857	$(197)	$57,054	$62,730	-9.4%	-9.0%
Subscription services revenues	22,486	261	22,225	23,843	-5.7%	-6.8%
Product support revenues	222,554	2,902	219,652	214,159	3.9%	2.6%
Other services revenues	63,824	1,320	62,504	66,730	-4.4%	-6.3%
Cost of product support revenues	14,685	133	14,552	13,094	12.2%	11.1%
Cost of other services revenues	44,721	982	43,739	43,589	2.6%	0.3%
Sales and marketing expenses	147,742	1,002	146,740	123,213	19.9%	19.1%
Research and development expenses	74,471	657	73,814	57,347	29.9%	28.7%
General and administrative expenses	63,756	327	63,429	58,921	8.2%	7.7%

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

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$10,618	$10,192	4.2%	$31,337	$29,341	6.8%
International	8,354	10,072	-17.1%	26,047	27,516	-5.3%
Total product licenses revenues	18,972	20,264	-6.4%	57,384	56,857	0.9%
Subscription Services
Domestic	5,439	5,710	-4.7%	16,281	17,676	-7.9%
International	2,455	1,530	60.5%	5,861	4,810	21.9%
Total subscription services revenues	7,894	7,240	9.0%	22,142	22,486	-1.5%
Total product licenses and subscription services revenues	$26,866	$27,504	-2.3%	$79,526	$79,343	0.2%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	0	2	7	6
Between $0.5 million and $1.0 million in licenses revenue recognized	8	7	12	14
Total	8	9	19	20
Domestic:
More than $1.0 million in licenses revenue recognized	0	1	5	3
Between $0.5 million and $1.0 million in licenses revenue recognized	5	2	7	6
Total	5	3	12	9
International:
More than $1.0 million in licenses revenue recognized	0	1	2	3
Between $0.5 million and $1.0 million in licenses revenue recognized	3	5	5	8
Total	3	6	7	11

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$0	$2,834	-100.0%	$9,981	$7,790	28.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,860	4,252	14.3%	7,914	8,994	-12.0%
Less than $0.5 million in licenses revenue recognized	14,112	13,178	7.1%	39,489	40,073	-1.5%
Total	18,972	20,264	-6.4%	57,384	56,857	0.9%
Domestic:
More than $1.0 million in licenses revenue recognized	0	1,367	-100.0%	6,347	4,216	50.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,252	1,252	159.7%	4,794	3,872	23.8%
Less than $0.5 million in licenses revenue recognized	7,366	7,573	-2.7%	20,196	21,253	-5.0%
Total	10,618	10,192	4.2%	31,337	29,341	6.8%
International:
More than $1.0 million in licenses revenue recognized	0	1,467	-100.0%	3,634	3,574	1.7%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,608	3,000	-46.4%	3,120	5,122	-39.1%
Less than $0.5 million in licenses revenue recognized	6,746	5,605	20.4%	19,293	18,820	2.5%
Total	$8,354	$10,072	-17.1%	$26,047	$27,516	-5.3%

Product licenses revenues decreased $1.3 million for the three months ended September 30, 2019, as compared to the same period in the prior year. Product licenses revenues increased $0.5 million for the nine months ended September 30, 2019, as compared to the same period in the prior year.  For the three months ended September 30, 2019 and 2018, product licenses transactions with more than $0.5 million in recognized revenue represented 25.6% and 35.0%, respectively, of our product licenses revenues.  For the nine months ended September 30, 2019, our top three product licenses transactions totaled $5.4 million in recognized revenue, or 9.4% of total product licenses revenues, compared to $4.6 million, or 8.1% of total product licenses revenues, for the nine months ended September 30, 2018.

Domestic product licenses revenues.  Domestic product licenses revenues increased $0.4 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by a decrease in the number of transactions with more than $1.0 million in recognized revenue and an decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues increased $2.0 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue, partially offset by a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues decreased $1.7 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $0.5 million in recognized revenue and a $0.9 million unfavorable foreign currency exchange impact, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues decreased $1.5 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million and a $2.9 million unfavorable foreign currency exchange impact, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived primarily from our cloud services offerings that are recognized on a subscription basis over the service period of the contract.  Subscription services revenues increased $0.7 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to revenues recognized in the third quarter of 2019 that were attributed to certain services previously performed.  Subscription services revenues decreased $0.3 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to an unfavorable foreign currency exchange impact.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change
Product Support Revenues:
Domestic	$43,048	$44,396	-3.0%	$128,234	$131,221	-2.3%
International	29,837	30,067	-0.8%	89,079	91,333	-2.5%
Total product support revenues	$72,885	$74,463	-2.1%	$217,313	$222,554	-2.4%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $1.6 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $1.4 million unfavorable foreign currency exchange impact. Product support revenues decreased $5.2 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $6.2 million unfavorable foreign currency exchange impact, partially offset by an increase in new product support contracts.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change
Other Services Revenues:
Consulting
Domestic	$7,795	$8,866	-12.1%	$21,095	$28,157	-25.1%
International	10,243	9,135	12.1%	29,040	28,841	0.7%
Total consulting revenues	18,038	18,001	0.2%	50,135	56,998	-12.0%
Education	1,904	2,184	-12.8%	5,822	6,826	-14.7%
Total other services revenues	$19,942	$20,185	-1.2%	$55,957	$63,824	-12.3%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues did not materially change for the three months ended September 30, 2019, as compared to the same period in the prior year. Consulting revenues decreased $6.9 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide and a $1.7 million unfavorable foreign currency exchange impact, partially offset by an increase in average bill rates.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues decreased $0.3 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year, primarily due to a decrease in overall contract values.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$526	$377	39.5%	$1,597	$4,255	-62.5%
Subscription services	3,889	3,259	19.3%	10,976	9,953	10.3%
Total product licenses and subscription services	4,415	3,636	21.4%	12,573	14,208	-11.5%
Product support	6,922	5,079	36.3%	21,710	14,685	47.8%
Other services:
Consulting	11,102	12,996	-14.6%	35,996	39,859	-9.7%
Education	1,376	1,678	-18.0%	5,059	4,862	4.1%
Total other services	12,478	14,674	-15.0%	41,055	44,721	-8.2%
Total cost of revenues	$23,815	$23,389	1.8%	$75,338	$73,614	2.3%

Cost of product licenses revenues.  Cost of product licenses revenues consists of amortization of capitalized software development costs, referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues did not materially change for the three months ended September 30, 2019, as compared to the same period in the prior year. Cost of product licenses revenues decreased $2.7 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $2.5 million decrease in amortization of capitalized software development costs related to MicroStrategy 10, which became fully amortized in May 2018. As of September 30, 2019, all previously capitalized software development costs have been fully amortized.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues increased $0.6 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $0.5 million increase in third-party hosting service provider fees and a $0.2 million increase in compensation and related costs due to an increase in staffing levels.  Subscription services headcount increased 20.0% to 66 at September 30, 2019 from 55 at September 30, 2018.

Cost of subscription services revenues increased $1.0 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $1.5 million increase in third-party hosting service provider fees, partially offset by a $0.3 million decrease in equipment, facility, and other related support costs.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs.  Cost of product support revenues increased $1.8 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $1.8 million increase in compensation and related costs due to an increase in services provided by our consulting personnel under our Enterprise Support program and an increase in product support staffing levels.  Our Enterprise Support program utilizes consulting personnel to provide product support to our customers at our discretion.  Compensation related to consulting personnel providing Enterprise Support services is reported as cost of product support revenues.  Product support headcount increased 19.1% to 231 at September 30, 2019 from 194 at September 30, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of product support revenues, will continue to be a recurring expense.  As of September 30, 2019, we estimated that approximately $0.8 million of additional share-based compensation expense will be recognized as cost of product support revenues over a remaining weighted average period of 2.4 years.

Cost of product support revenues increased $7.0 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $6.5 million increase in compensation and related costs due to an increase in services provided by our consulting personnel under our Enterprise Support program and an increase in product support staffing levels and a $0.3 million increase in facility and other related support costs.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs.  Cost of consulting revenues decreased $1.9 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $1.4 million decrease in compensation and related costs due to an increase in services provided by our consulting personnel under our Enterprise Support program, the associated costs of which are allocated to cost of product support revenues, and a decrease in consulting staffing levels and a $0.3 million decrease in recruiting costs. Included in cost of consulting revenues for the three months ended September 30, 2019 is an aggregate $0.3 million favorable foreign currency exchange impact. Consulting headcount decreased 14.8% to 390 at September 30, 2019 from 458 at September 30, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a portion of which is recognized as cost of consulting revenues, will continue to be a recurring expense. As of September 30, 2019, we estimated that approximately $0.6 million of additional share-based compensation expense will be recognized as cost of consulting revenues over a remaining weighted average period of 3.2 years.

Cost of consulting revenues decreased $3.9 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $4.0 million decrease in compensation and related costs due to an increase in services provided by our consulting personnel under our Enterprise Support program, the associated costs of which are allocated to cost of product support revenues, and a decrease in consulting staffing levels, a $0.5 million decrease in recruiting costs, and a $0.3 million decrease in subcontractor costs, partially offset by a $0.6 million increase in travel and entertainment expenditures and a $0.3 million increase in facilities and other related support costs.  Included in cost of consulting revenues for the nine months ended September 30, 2019 is an aggregate $1.5 million favorable foreign currency exchange impact.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues decreased $0.3 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels. Education headcount decreased 13.6% to 38 at September 30, 2019 from 44 at September 30, 2018.

Cost of education revenues increased $0.2 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $0.1 million increase in subcontractor costs and a $0.1 million increase in compensation and related costs.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change
Sales and marketing expenses	$43,935	$45,429	-3.3%	$140,968	$147,742	-4.6%

Sales and marketing expenses decreased $1.5 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $1.5 million decrease in marketing and advertising costs, a $0.8 million net decrease in share-based compensation expense, a $0.6 million decrease in subcontractor costs, a $0.6 million decrease in travel and entertainment expenditures, and a $0.2 million decrease in recruiting costs, partially offset by a $2.2 million increase in compensation and related costs due to increased variable compensation and a $0.3 million increase in facility and other related support costs. The $0.8 million net decrease in share-based compensation expense is primarily due to the forfeiture of certain stock options related to the departures of two executive officers in July 2019. Included in sales and marketing expenses for the three months ended September 30, 2019 is an aggregate $1.0 million favorable foreign currency exchange impact. Sales and marketing headcount decreased 11.9% to 616 at September 30, 2019 from 699 at September 30, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as sales and marketing expense, will continue to be a significant recurring expense.  As of September 30, 2019, we estimated that approximately $6.5 million of additional share-based compensation expense will be recognized as sales and marketing expense over a remaining weighted average period of 2.7 years.

Sales and marketing expenses decreased $6.8 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $7.2 million decrease in marketing and advertising costs, a $2.4 million decrease in travel and entertainment expenditures, a $1.0 million decrease in recruiting costs, and a $0.6 million net decrease in share-based compensation expense, partially offset by a $2.4 million increase in compensation and related costs due to increased variable compensation, a $1.5 million increase in facility and other related support costs, and a $0.5 million increase in the amortization of capitalized variable compensation. The $0.6 million net decrease in share-based compensation expense is primarily due to the forfeiture of certain stock options, including those related to the departures of two executive officers in July 2019, and certain awards becoming fully vested, partially offset by the grant of additional awards under the 2013 Equity Plan.  Included in sales and marketing expenses for the nine months ended September 30, 2019 is an aggregate $4.1 million favorable foreign currency exchange impact.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change
Research and development expenses	$27,457	$25,829	6.3%	$83,436	$74,471	12.0%
Amortization of capitalized software development costs included in cost of product licenses revenues	$0	$0	n/a	$0	$2,499	-100.0%

Research and development expenses increased $1.6 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $1.8 million increase in compensation and related costs due to an increase in staffing levels and a $0.7 million increase in recruiting costs, partially offset by a $0.4 million decrease in consulting and advisory costs, a $0.2 million net decrease in share-based compensation expense, and a $0.2 million decrease in travel and entertainment expenditures. The increase in research and development expenses reflects our previously announced strategy to seek to take greater advantage of the opportunities in the market by increasing our research and development expenditures as we invest in our technology products and personnel. The $0.2 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested. Research and development headcount increased 12.6% to 775 at September 30, 2019 from 688 at September 30, 2018. Due to the pace of our software development efforts and frequency of our software releases, our software development costs are expensed as incurred. We do not expect to capitalize material software development costs in the near term.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as research and development expense, will continue to be a significant recurring expense.  As of September 30, 2019, we estimated that approximately $4.2 million of additional share-based compensation expense will be recognized as research and development expense over a remaining weighted average period of 2.2 years.

Research and development expenses increased $9.0 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to an $8.6 million increase in compensation and related costs due to an increase in staffing levels, a $0.8 million increase in facility and other related support costs, and a $0.3 million increase in employee relations expenses, partially offset by a $0.4 million net decrease in share-based compensation expense and a $0.3 million decrease in consulting and advisory costs. The $0.4 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested. Included in research and development expenses for the three months ended September 30, 2019 is an aggregate $1.0 million favorable foreign currency exchange impact.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change
General and administrative expenses	$19,900	$20,285	-1.9%	$63,684	$63,756	-0.1%

General and administrative expenses decreased $0.4 million for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $1.1 million decrease in legal, consulting, and other advisory costs, a $0.3 million decrease in travel and entertainment expenditures, and a $0.2 million decrease in recruiting costs, partially offset by a $0.7 million increase in write-offs to accounts receivable and a $0.5 million increase in facility and other related support costs. General and administrative headcount increased 3.4% to 337 at September 30, 2019 from 326 at September 30, 2018.

As a result of the grant of awards under the 2013 Equity Plan, we expect that share-based compensation expense, a significant portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense.  As of September 30, 2019, we estimated that approximately $9.3 million of additional share-based compensation expense will be recognized as general and administrative expense over a remaining weighted average period of 2.4 years.

General and administrative expenses did not materially change for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to a $2.3 million net decrease in share-based compensation expense, a $1.9 million decrease in legal, consulting, and other advisory costs, a $0.9 million decrease in travel and entertainment expenditures, a $0.5 million decrease in recruiting costs, and a $0.2 million decrease in employee relations expenses, substantially offset by a $2.1 million increase in compensation and related costs due to an increase in staffing levels, a $1.8 million increase in facility and other related support costs, and a $1.5 million increase in write-offs to accounts receivable. The $2.3 million net decrease in share-based compensation expense is primarily due to certain awards becoming fully vested and the forfeiture of certain stock options, partially offset by the grant of additional awards under the 2013 Equity Plan. Included in general and administrative expenses for the three months ended September 30, 2019 is an aggregate $0.9 million favorable foreign currency exchange impact.

Other Income, Net

Other income, net is comprised primarily of proceeds from the Domain Name Sale and foreign currency transaction gains and losses. For the three months ended September 30, 2019, other income, net, of $1.9 million was comprised primarily of foreign currency transaction net gains arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations, partially offset by the revaluation of outstanding balances denominated in the British Pound, which has declined in value as compared to the U.S. dollar. For the nine months ended September 30, 2019, other income, net, of $30.7 million was comprised primarily of a $29.8 million gain from the Domain Name Sale in the second quarter of 2019 and foreign currency transaction net gains arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations, partially offset by the revaluation of outstanding balances denominated in the British Pound, which has declined in value as compared to the U.S. dollar. For the three and nine months ended September 30, 2018, other income, net, of $0.8 million and $3.7 million, respectively, were comprised primarily of foreign currency transaction net gains arising mainly from the revaluation of U.S. dollar-denominated cash balances held at international locations.

Provision for (Benefit from) Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2019 and applied that rate to the income before income taxes in determining the provision for income taxes for the nine months ended September 30, 2019.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2019, we recorded a provision for income taxes of $6.4 million that resulted in an effective tax rate of 22.4%, as compared to a benefit from income taxes of $0.7 million that resulted in an effective tax rate of (3.8)% for the nine months ended September 30, 2018.  The change in the effective tax rate in 2019 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income.  The most significant discrete item was a tax provision of $8.1 million on the $29.8 million gain from the Domain Name Sale.

As of September 30, 2019, we had no U.S. federal NOL carryforwards and estimated that we had $3.6 million of foreign NOL carryforwards.  As of September 30, 2019, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $20.5 million.  As of September 30, 2019, we had a valuation allowance of $1.5 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.

If we are unable to sustain or increase profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.  We will continue to regularly assess the realizability of deferred tax assets.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent amounts received or due from our customers in advance of our transferring our products or services to the customer. Revenue is subsequently recognized in the period(s) in which control of the products or services are transferred to the customer.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2019	2018	2018
Current:
Deferred product licenses revenue	$470	$1,768	$584
Deferred subscription services revenue	12,812	13,508	11,736
Deferred product support revenue	139,402	152,501	131,185
Deferred other services revenue	7,560	8,763	7,538
Total current deferred revenue and advance payments	$160,244	$176,540	$151,043
Non-current:
Deferred product licenses revenue	$368	$542	$730
Deferred subscription services revenue	142	2,384	0
Deferred product support revenue	3,440	3,091	3,701
Deferred other services revenue	537	452	492
Total non-current deferred revenue and advance payments	$4,487	$6,469	$4,923
Total current and non-current:
Deferred product licenses revenue	$838	$2,310	$1,314
Deferred subscription services revenue	12,954	15,892	11,736
Deferred product support revenue	142,842	155,592	134,886
Deferred other services revenue	8,097	9,215	8,030
Total current and non-current deferred revenue and advance payments	$164,731	$183,009	$155,966

Total deferred revenue and advance payments decreased $18.3 million as of September 30, 2019, as compared to December 31, 2018, primarily due to the recognition of previously deferred product support, subscription services, product licenses, and other services revenues and a decrease in our international deferred revenue balances from the general strengthening of the U.S. dollar. Total deferred revenue and advance payments increased $8.8 million as of September 30, 2019, as compared to September 30, 2018, primarily due to an increase in deferred revenue from new product support and subscription services contracts, partially offset by the recognition of previously deferred product licenses revenues and a decrease in our international deferred revenue balances from the general strengthening of the U.S. dollar.

We expect to recognize approximately $160.2 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of September 30, 2019 and December 31, 2018, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $311.9 million and $173.6 million, respectively, and by our non-U.S. entities was $266.4 million and $402.5 million, respectively. We earn a significant amount of our revenues outside the United States and our accumulated foreign earnings and profits as of December 31, 2018 were $397.4 million. As of September 30, 2019, we intend to indefinitely reinvest $197.4 million of our undistributed foreign earnings. This amount takes into consideration repatriations we made during the second quarter of 2019.  After taking into account the Transition Tax, we expect such repatriation generated only an immaterial U.S. tax expense related to U.S. state income taxes. We do not anticipate needing to repatriate additional cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended
	September 30,		%
	2019	2018	Change
Net cash provided by operating activities	$52,323	$23,248	125.1%
Net cash provided by (used in) investing activities	$259,488	$(330,005)	-178.6%
Net cash (used in) provided by financing activities	$(42,802)	$2,462	-1,838.5%

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

Net cash provided by operating activities was $52.3 million and $23.2 million for the nine months ended September 30, 2019 and 2018, respectively.  The increase in net cash provided by operating activities during the nine months ended September 30, 2019, as compared to the same period in the prior year, was due to a $19.2 million increase from changes in operating assets and liabilities, a $6.9 million increase from changes in non-cash items, and a $3.0 million increase in net income. Non-cash items consist primarily of depreciation and amortization, write-offs and sales allowances, release of liabilities for unrecognized tax benefits, deferred taxes, and share-based compensation expense.

Net cash provided by (used in) investing activities.  The changes in net cash provided by (used in) investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment.  Net cash provided by investing activities was $259.5 million and net cash used in investing activities was $330.0 million for the nine months ended September 30, 2019 and 2018, respectively.  The increase in net cash provided by investing activities for the nine months ended September 30, 2019, as compared to the same period in the prior year, was due to a $354.0 million decrease in purchases of short-term investments and a $240.4 million increase in proceeds from the redemption of short-term investments, partially offset by a $4.9 million increase in purchases of property and equipment.

Net cash (used in) provided by financing activities.  The changes in net cash (used in) provided by financing activities primarily relate to the purchase of treasury stock and the exercise of stock options under the 2013 Equity Plan.  Net cash used in financing activities was $42.8 million and net cash provided by financing activities was $2.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net cash used in financing activities for the nine months ended September 30, 2019, as compared to the same period in the prior year, was due to a $48.2 million increase in purchases of treasury stock, partially offset by a $3.0 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan.

Contractual obligations.

The following table shows future minimum payments under noncancellable operating leases and purchase agreements with initial terms of greater than one year and anticipated payments related to the Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of September 30, 2019 (in thousands):

	Payments due by period ended September 30,
	Total	2020	2021-2022	2023-2024	Thereafter
Contractual Obligations:
Operating leases	$163,347	$16,758	$32,569	$30,351	$83,669
Purchase obligations	21,270	6,807	11,715	1,356	1,392
Transition Tax	28,935	896	5,903	12,913	9,223
Total	$213,552	$24,461	$50,187	$44,620	$94,284

Unrecognized tax benefits.  As of September 30, 2019, we had $3.8 million of total gross unrecognized tax benefits, including penalty and interest accrued, recorded in other long-term liabilities.  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect any significant tax payment related to these obligations during 2019.

Off-balance sheet arrangements.  As of September 30, 2019, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of September 30, 2019, we held approximately $203.2 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 43.1% and 42.2% of our total revenues for the three months ended September 30, 2019 and 2018, respectively, and 43.2% and 42.4% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of September 30, 2019 and December 31, 2018, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have each decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3%. If average exchange rates during the nine months ended September 30, 2019 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2019 would have decreased by 3.9%.  During the nine months ended September 30, 2019, our revenues were lower by 3.1% as a result of a 6.1% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  During the nine months ended September 30, 2019, we implemented new internal controls to facilitate our adoption of ASU 2016-02 and help ensure the proper identification, accounting, and reporting of material lease arrangements. Other than as disclosed above under “Material Weaknesses and Status of Remediation” and the new internal controls related to our adoption of ASU 2016-02, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the nine months ended September 30, 2019, we implemented a new human resources management system. We continue to assess the impact of this new system on our internal control over financial reporting, but do not currently expect to make significant changes to our existing internal controls.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the nine months ended September 30, 2019; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2019, we had $20.5 million of deferred tax assets, net of a $1.5 million valuation allowance. If we are unable to sustain or increase profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Our products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics market is highly competitive and subject to rapidly changing technology paradigms.  Within the analytics space, we compete with many different software vendors, including IBM, Microsoft, Oracle, Qlik, Salesforce, SAP, and the SAS Institute.  Our future success depends on the effectiveness with which we can differentiate our offerings and compete with these vendors and other potential competitors across analytics implementation projects of varying sizes.  Our ability to compete successfully in our markets depends on a number of factors, both within and outside of our control.  Some of these factors include product deployment options; analytical, mobility, data discovery, and visualization capabilities; performance and scalability; the quality and reliability of our customer service and support; licensing model; and brand recognition.  Failure to compete successfully in any one of these or other areas may reduce the demand for our products, as well as materially adversely affect our revenue from both existing and prospective customers.

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

A substantial customer shift in the deployment of MicroStrategy Analytics™ from a perpetual software license model to our cloud services subscription model could affect the timing of revenue recognition, reduce product licenses revenues, and materially adversely affect our operating results

We offer our analytics platform in the form of a perpetual software license and a cloud-based subscription.  The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our cloud-based subscriptions.  For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer.  For cloud-based subscriptions, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period.  As a result, if a substantial number of current customers shift to subscribing, or new customers subscribe, to our cloud services offerings instead of purchasing perpetual software licenses for MicroStrategy Analytics, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results and cash flows for the periods during which such a shift occurs. Accordingly, in any particular reporting period, sales of our cloud offering could cannibalize license sales of our on-premises offerings to our existing and prospective customers, which could negatively impact product licenses revenues.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators, consulting firms, OEMs, and technology partners to license and support our products.  For the nine months ended September 30, 2019, transactions by channel partners for which we recognized revenues accounted for 27.8% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our products.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and non-current deferred revenue and advance payments totaled $164.7 million as of September 30, 2019.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 43.1% and 42.2% of our total revenues for the three months ended September 30, 2019 and 2018, respectively, and 43.2% and 42.4% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively.  Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the nine months ended September 30, 2019 and 2018, our top three product licenses transactions with recognized revenue totaled $5.4 million and $4.6 million, respectively, or 9.4% and 8.1% of total product licenses revenues, respectively.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to a subsequent period or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions, and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transactions.  These factors could result in lower than anticipated revenue and earnings for a particular period or lower estimated revenue and earnings in future periods.

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

Various U.S. federal, U.S. state, and foreign legislative, regulatory, or other government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business.  For example, in the European Union, the General Data Protection Regulation (“GDPR”) took effect in May 2018.  GDPR governs data practices and privacy, establishes new requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to 4% of global annual revenue, and establishes a private right of action.  Furthermore, a new ePrivacy Regulation, regulating electronic communications, was proposed in 2017 and is under consideration by the European Commission, the European Parliament, and the European Council.

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

Additionally, while we monitor our use of third-party software, including open source software, we cannot assure you that our processes for controlling such use in our products will be effective.  If we fail to comply with the terms or conditions associated with third-party software that we use, including any changes to the license terms or conditions that may occur, if we inadvertently embed certain types of third-party software into one or more of our products, or if third-party software that we license is found to infringe the intellectual property rights of others, we could subject ourselves to infringement liability and be required to re-engineer our products, discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or make available to certain third parties or generally available, in source code form, our proprietary code, any of which could materially adversely affect our business, operating results, and financial condition.

If a successful infringement claim is made against us and we fail to develop or license a substitute technology or brand name, as applicable, our business, results of operations, financial condition, or cash flows could be materially adversely affected.

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of October 15, 2019, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 71.2% of the total voting power.  As of October 15, 2019, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 70.4% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 7, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our Share Repurchase Program.

Item 5. Other Information

On October 29, 2019, we issued a press release announcing the Company’s financial results for the quarter ended September 30, 2019. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated October 29, 2019, regarding the Company’s financial results for the quarter ended September 30, 2019.

101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: October 29, 2019