Form 10-Q
period 2020-03-31
MICROSTRATEGY Inc
filed 2020-04-28
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of April 20, 2020, the registrant had 7,728,917 and 2,035,184 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$429,276	$456,727
Restricted cash	2,742	1,089
Short-term investments	109,946	108,919
Accounts receivable, net	124,935	163,516
Prepaid expenses and other current assets	26,163	23,195
Total current assets	693,062	753,446
Property and equipment, net	47,623	50,154
Right-of-use assets	82,690	85,538
Deposits and other assets	7,757	8,024
Deferred tax assets, net	18,139	19,409
Total assets	$849,271	$916,571
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$32,539	$33,919
Accrued compensation and employee benefits	35,207	48,792
Deferred revenue and advance payments	184,891	187,107
Total current liabilities	252,637	269,818
Deferred revenue and advance payments	3,660	4,344
Operating lease liabilities	100,251	103,424
Other long-term liabilities	31,273	30,400
Deferred tax liabilities	24	26
Total liabilities	387,845	408,012
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,891 shares issued and 7,729 shares outstanding, and 15,888 shares issued and 8,081 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	597,087	593,583
Treasury stock, at cost; 8,162 shares and 7,807 shares, respectively	(709,627)	(658,880)
Accumulated other comprehensive loss	(10,198)	(9,651)
Retained earnings	584,146	583,489
Total stockholders’ equity	461,426	508,559
Total liabilities and stockholders’ equity	$849,271	$916,571

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenues:
Product licenses	$12,584	$18,291
Subscription services	7,968	7,144
Total product licenses and subscription services	20,552	25,435
Product support	71,158	71,450
Other services	19,714	18,481
Total revenues	111,424	115,366
Cost of revenues:
Product licenses	670	519
Subscription services	4,064	3,598
Total product licenses and subscription services	4,734	4,117
Product support	6,718	7,067
Other services	13,093	14,989
Total cost of revenues	24,545	26,173
Gross profit	86,879	89,193
Operating expenses:
Sales and marketing	39,518	48,760
Research and development	26,101	28,215
General and administrative	21,332	22,604
Total operating expenses	86,951	99,579
Loss from operations	(72)	(10,386)
Interest income, net	1,855	2,566
Other income (expense), net	434	(596)
Income (loss) before income taxes	2,217	(8,416)
Provision for (benefit from) income taxes	1,560	(510)
Net income (loss)	657	(7,906)
Basic earnings (loss) per share (1)	$0.07	$(0.77)
Weighted average shares outstanding used in computing basic earnings (loss) per share	9,976	10,328
Diluted earnings (loss) per share (1)	$0.07	$(0.77)
Weighted average shares outstanding used in computing diluted earnings (loss) per share	10,031	10,328

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Net income (loss)	$657	$(7,906)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	(1,171)	(162)
Unrealized gain on short-term investments	624	415
Total other comprehensive (loss) income	(547)	253
Comprehensive income (loss)	$110	$(7,653)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings
Balance at January 1, 2019	$529,731	15,837	$16	2,035	$2	$576,957	(7,285)	$(586,161)	$(10,217)	$549,134
Net loss	(7,906)	0	0	0	0	0	0	0	0	(7,906)
Other comprehensive income	253	0	0	0	0	0	0	0	253	0
Issuance of class A common stock under stock option plans	1,507	13	0	0	0	1,507	0	0	0	0
Purchases of treasury stock	(48,244)	0	0	0	0	0	(363)	(48,244)	0	0
Share-based compensation expense	2,965	0	0	0	0	2,965	0	0	0	0
Balance at March 31, 2019	$478,306	15,850	$16	2,035	$2	$581,429	(7,648)	$(634,405)	$(9,964)	$541,228
Net income	20,394	0	0	0	0	0	0	0	0	20,394
Other comprehensive income	654	0	0	0	0	0	0	0	654	0
Issuance of class A common stock under stock option plans	329	3	0	0	0	329	0	0	0	0
Share-based compensation expense	3,006	0	0	0	0	3,006	0	0	0	0
Balance at June 30, 2019	$502,689	15,853	$16	2,035	$2	$584,764	(7,648)	$(634,405)	$(9,310)	$561,622
Net income	9,700	0	0	0	0	0	0	0	0	9,700
Other comprehensive loss	(2,364)	0	0	0	0	0	0	0	(2,364)	0
Issuance of class A common stock under stock option plans	3,606	27	0	0	0	3,606	0	0	0	0
Share-based compensation expense	1,788	0	0	0	0	1,788	0	0	0	0
Balance at September 30, 2019	$515,419	15,880	$16	2,035	$2	$590,158	(7,648)	$(634,405)	$(11,674)	$571,322
Net income	12,167	0	0	0	0	0	0	0	0	12,167
Other comprehensive income	2,023	0	0	0	0	0	0	0	2,023	0
Issuance of class A common stock under stock option plans	1,127	8	0	0	0	1,127	0	0	0	0
Purchases of treasury stock	(24,475)	0	0	0	0	0	(159)	(24,475)	0	0
Share-based compensation expense	2,298	0	0	0	0	2,298	0	0	0	0
Balance at December 31, 2019	$508,559	15,888	$16	2,035	$2	$593,583	(7,807)	$(658,880)	$(9,651)	$583,489
Net income	657	0	0	0	0	0	0	0	0	657
Other comprehensive loss	(547)	0	0	0	0	0	0	0	(547)	0
Issuance of class A common stock under stock option plans	340	3	0	0	0	340	0	0	0	0
Purchases of treasury stock	(50,747)	0	0	0	0	0	(355)	(50,747)	0	0
Share-based compensation expense	3,164	0	0	0	0	3,164	0	0	0	0
Balance at March 31, 2020	$461,426	15,891	$16	2,035	$2	$597,087	(8,162)	$(709,627)	$(10,198)	$584,146

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$657	$(7,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,756	1,657
Reduction in carrying amount of right-of-use assets	2,053	2,007
Credit losses and sales allowances	828	827
Net realized loss on short-term investments	0	41
Deferred taxes	957	(1,694)
Share-based compensation expense	3,111	3,017
Changes in operating assets and liabilities:
Accounts receivable	14,406	10,266
Prepaid expenses and other current assets	(3,295)	(3,070)
Deposits and other assets	84	(134)
Accounts payable and accrued expenses	(154)	(3,108)
Accrued compensation and employee benefits	(13,031)	(12,195)
Deferred revenue and advance payments	22,001	38,502
Operating lease liabilities	(2,238)	(2,074)
Other long-term liabilities	934	320
Net cash provided by operating activities	29,069	26,456
Investing activities:
Proceeds from redemption of short-term investments	10,000	314,403
Purchases of property and equipment	(661)	(6,011)
Purchases of short-term investments	(9,928)	(138,099)
Net cash (used in) provided by investing activities	(589)	170,293
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	340	1,507
Purchases of treasury stock	(50,747)	(48,244)
Net cash used in financing activities	(50,407)	(46,737)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(3,871)	(1,133)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(25,798)	148,879
Cash, cash equivalents, and restricted cash, beginning of period	457,816	110,786
Cash, cash equivalents, and restricted cash, end of period	$432,018	$259,665

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

Certain amounts in the prior year’s Consolidated Statements of Cash Flows have been reclassified to conform to current year presentation.  In particular, reductions in the carrying amount of right-of-use (“ROU”) assets have been reclassified from “Depreciation and amortization” to “Reduction in carrying amount of right-of-use assets” in operating activities.

As discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent amendments (“ASU 2016-13”), effective January 1, 2020.  Comparative prior period Consolidated Financial Statements have not been restated for ASU 2016-13.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no significant changes in the Company’s accounting policies since December 31, 2019, except as discussed below with respect to the Company’s adoption of ASU 2016-13.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company is not aware of any material subsequent event that would require recognition or disclosure.

(b) Short-term Investments

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

All of the Company’s short-term investments are in U.S. Treasury securities.  All short-term investments have been classified as available-for-sale and are reported at fair value within “Short-term investments” on the accompanying Consolidated Balance Sheets. The fair value of the Company’s short-term investments is determined based on quoted market prices in active markets for identical securities (Level 1 inputs).  Premiums and discounts related to the Company’s short-term investments are amortized over the life of the investment and recorded in earnings.  Each reporting period, the Company determines the amount of unrealized holding gains and losses on each individual security by comparing the fair value to the amortized cost.  Unrealized holding gains and unrealized holding losses that are not a result of a credit loss are reported in other comprehensive income (loss) until realized.  Beginning January 1, 2020, unrealized holding losses that are a result of a credit loss are recorded in earnings, with the establishment of an allowance for credit losses.

(c) Credit Losses on Accounts Receivable

The Company maintains an allowance for credit losses on its accounts receivable balances, which represents its best estimate of current expected credit losses over the contractual life of the accounts receivable.  Beginning January 1, 2020, when evaluating the adequacy of its allowance for credit losses each reporting period, the Company analyzes accounts receivable balances with similar risk characteristics on a collective basis, considering factors such as the aging of receivable balances, payment terms, geographic location, historical loss experience, current information, and future expectations.  Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. Changes to the allowance for credit losses are adjusted through credit loss expense, which is presented within “General and administrative” operating expenses in the Consolidated Statements of Operations.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2) Recent Accounting Standards

Credit losses

The Company adopted ASU 2016-13 effective as of January 1, 2020.  Under ASU 2016-13, the Company applies a current expected credit loss (“CECL”) impairment model to its trade accounts receivable, in which lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Under the CECL model, trade accounts receivable with similar risk characteristics are analyzed on a collective (pooled) basis. ASU 2016-13 also changed the impairment accounting for available-for-sale debt securities, requiring credit losses to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.  Impairment due to factors other than credit loss will continue to be recorded through other comprehensive income (loss).  All of the Company’s available-for-sale debt securities are in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date and any impairments are not expected to result from credit losses.  Although classified as available-for-sale, the Company does not generally intend to sell these investments prior to their maturity dates, nor is it likely the Company would be required to sell these investments prior to recovery of any impairment.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. No cumulative-effect adjustment to retained earnings was made.

Cloud computing arrangements

The Company adopted Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) effective as of January 1, 2020 and elected to apply the guidance prospectively. ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize and which costs to expense.  Customers are required to amortize the capitalized implementation costs over the term of the hosting arrangement, which might extend beyond the noncancelable period.  Financial statement presentation under ASU 2018-15 requires: (i) capitalized implementation costs be classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement; (ii) amortization of capitalized implementation costs be presented in the same income statement line item as the service fees for the related hosting arrangement; and (iii) cash flows related to capitalized implementation costs be presented within the same category of cash flow activity as the cash flows for the related hosting arrangement (i.e. operating activity).  Prior to the adoption of ASU 2018-15, the Company expensed as incurred all implementation costs related to cloud computing arrangements that were service contracts. As of March 31, 2020, the Company did not have any material capitalized implementation costs related to cloud computing arrangements that are service contracts.

Accounting for income taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”).  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities related to outside basis differences. The standard is effective for interim and annual periods beginning January 1, 2021, with certain amendments applied prospectively and others requiring retrospective application.  Early adoption is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption.  If early adoption is elected, all changes as a result of the standard must be adopted in the same period.  The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3) Short-term Investments

The amortized cost and fair value of available-for-sale investments at March 31, 2020 were $109.2 million and $109.9 million, respectively.  The amortized cost and fair value of available-for-sale investments at December 31, 2019 were $108.8 million and $108.9 million, respectively.  The gross unrecognized holding gains accumulated in other comprehensive loss were not material as of March 31, 2020 and December 31, 2019.  As of March 31, 2020 and December 31, 2019, none of the Company’s available-for-sale investments were in unrealized loss positions.

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

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2020	2019
Billed and billable	$126,971	$165,153
Less: allowance for credit losses	(2,036)	(1,637)
Accounts receivable, net	$124,935	$163,516

Changes in the allowance for credit losses were not material for the three months ended March 31, 2020. In estimating its allowance for credit losses as of March 31, 2020, the Company considered the impact from the pandemic caused by a novel strain of coronavirus (“COVID-19”) and considered additional risk pools and reserves relating to customers in certain geographic areas and industries.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. During the three months ended March 31, 2020 and 2019, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.1 million and $1.2 million in accrued sales and usage-based royalty revenue as of March 31, 2020 and December 31, 2019, respectively.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2020	2019
Current:
Deferred product licenses revenue	$131	$481
Deferred subscription services revenue	16,567	16,561
Deferred product support revenue	161,135	161,670
Deferred other services revenue	7,058	8,395
Total current deferred revenue and advance payments	$184,891	$187,107

Non-current:
Deferred product licenses revenue	$262	$293
Deferred subscription services revenue	84	97
Deferred product support revenue	2,789	3,417
Deferred other services revenue	525	537
Total non-current deferred revenue and advance payments	$3,660	$4,344

During the three months ended March 31, 2020, the Company recognized revenues of $69.2 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2020. During the three months ended March 31, 2019, the Company recognized revenues of $67.0 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2019. For the three months ended March 31, 2020 and 2019, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

As of March 31, 2020, the Company had an aggregate transaction price of $188.6 million allocated to remaining performance obligations related to product support, subscription services, other services, and, in limited cases, product licenses contracts.  The Company expects to recognize $184.9 million within the next 12 months and $3.7 million thereafter.

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

As of March 31, 2020, the Company’s ROU assets and total lease liabilities were $69.9 million and $96.1 million, respectively, for leases in the United States and $12.8 million and $13.7 million, respectively, for foreign leases. As of December 31, 2019, the Company’s ROU assets and total lease liabilities were $71.0 million and $97.5 million, respectively, for leases in the United States and $14.5 million and $15.5 million, respectively, for foreign leases. The Company’s most significant lease is for its corporate headquarters in Northern Virginia. The ROU asset and total lease liability related to the Company’s corporate headquarters lease were $66.0 million and $92.1 million, respectively, as of March 31, 2020, and $66.9 million and $93.3 million, respectively, as of December 31, 2019. During the three months ended March 31, 2020, there were no ROU assets obtained in exchange for new operating lease liabilities. During the three months ended March 31, 2019, $1.0 million of ROU assets were obtained in exchange for new operating lease liabilities.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of March 31, 2020 or December 31, 2019.

See Note 5, Leases, to the Consolidated Financial Statements for information regarding the Company’s commitments that are related to lease agreements.

See Note 8, Income Taxes, to the Consolidated Financial Statements for information regarding the Company’s commitments that are related to a mandatory deemed repatriation transition tax (“Transition Tax”) imposed under the U.S. Tax Cuts and Jobs Act (the “Tax Act”).

(b) Contingencies

Following an internal review initiated in 2018, the Company believes that its Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities.

On February 6, 2020, the Company learned that a Brazilian court has authorized the Brazilian Federal Police to use certain investigative measures in its investigation into alleged corruption and procurement fraud involving certain government officials, pertaining to a particular transaction.  Pursuant to this court authorization, numerous entities and individuals across Brazil, which are unaffiliated with the Company, have been subject to the freezing of assets and other measures, including a reseller and a former employee of the Company’s Brazilian subsidiary.  On February 6, 2020, the bank accounts of the Company’s Brazilian subsidiary were also frozen up to an amount of BRL 10.0 million, or approximately $2.3 million.  As of March 31, 2020, the balance of these frozen bank accounts has been classified as “Restricted cash” in the Consolidated Balance Sheets.  The transaction at issue is part of the basis of the previously reported failure or likely failure of the Brazilian subsidiary to comply with local procurement regulations.  The Company is not a subject of the investigation, and the Company is not aware of any allegations that the former employee or the Company made any payments to Brazilian government officials.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2023 (the “Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time.  The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future.  During the three months ended March 31, 2020, the Company repurchased an aggregate of 354,633 shares of its class A common stock at an average price per share of $143.10 and an aggregate cost of $50.7 million pursuant to the Share Repurchase Program.  During the three months ended March 31, 2019, the Company repurchased an aggregate of 362,148 shares of its class A common stock at an average price per share of $133.21 and an aggregate cost of $48.2 million pursuant to the Share Repurchase Program.  As of March 31, 2020, the Company had repurchased an aggregate of 5,584,090 shares of its class A common stock at an average price per share of $103.82 and an aggregate cost of $579.7 million pursuant to the Share Repurchase Program.  As of March 31, 2020, $220.3 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(8) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various U.S. federal, state, and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2016.  However, due to the Company’s use of state net operating loss (“NOL”) carryovers in the United States, state tax authorities may attempt to reduce or fully offset the amount of state NOL carryovers from tax years ended 2011 and forward that the Company used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Poland for tax years 2015 and forward, Spain, Germany, and Italy for tax years 2016 and forward, and the United Kingdom for tax years 2018 and forward. To date there have been no material audit assessments related to audits in any of the applicable foreign jurisdictions.

As of March 31, 2020, the Company had unrecognized tax benefits of $2.6 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.  If recognized, $2.5 million of these unrecognized tax benefits would impact the Company’s effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for (benefit from) income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for (benefit from) income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of March 31, 2020, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.2 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31,	December 31,
	2020	2019
Deferred tax assets, net of deferred tax liabilities	$20,252	$21,513
Valuation allowance	(2,137)	(2,130)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$18,115	$19,383

The valuation allowances as of March 31, 2020 and December 31, 2019 primarily related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2020 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2020.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 31, 2020, the Company recorded a provision for income taxes of $1.6 million that resulted in an effective tax rate of 70.4%, as compared to a benefit from income taxes of $0.5 million that resulted in an effective tax rate of 6.1% for the three months ended March 31, 2019. The change in the effective tax rate in 2020 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income.

In the United States, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.  The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2020 annual effective tax rate that is reflected in its provision for income taxes for the three months ended March 31, 2020.

The Tax Act also imposed a Transition Tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries of the Company. As a result of the Tax Act, the Company recorded a final tax expense of $37.2 million related to the Transition Tax, comprised of a provisional Transition Tax obligation of $40.3 million in 2017 and a subsequent $(3.1) million measurement-period adjustment in 2018.  As of March 31, 2020, $28.9 million of the Transition Tax was unpaid, of which $28.0 million was recorded in “Other long-term liabilities” and $0.9 million was recorded in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheets. The Company has elected to pay the Transition Tax over an eight-year period beginning in 2018, as permitted under the Tax Act.

The Company earns a significant amount of its revenues outside the United States and, as of December 31, 2019, the Company’s accumulated foreign earnings and profits were $431.2 million.  As of March 31, 2020 and December 31, 2019, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $245.8 million and $289.4 million, respectively, and by the Company’s non-U.S. entities was $293.4 million and $276.2 million, respectively.  As of March 31, 2020, the Company intends to indefinitely reinvest $231.2 million of its undistributed foreign earnings.

In determining the Company’s provision for (benefit from) income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make estimates and judgments related to projections of domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, particularly changes related to the utilization of NOLs in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense or benefit and net income.  In the United States, the Coronavirus Aid, Relief, and Economic Security Act was enacted on March 27, 2020 to provide broad-based economic relief to various sectors of the U.S. economy through a variety of means, including payroll and income tax deferrals and employee retention credits. The Company is currently in the process of evaluating the various COVID-19 pandemic relief packages available to the Company in countries where it operates and their potential impact to its Consolidated Financial Statements.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of March 31, 2020, a total of 2,300,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of March 31, 2020, there were 391,850 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

As of March 31, 2020, there were options to purchase 1,600,533 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2020:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2020	1,634	$141.60
Granted	0	$0
Exercised	(3)	$130.85	$53
Forfeited/Expired	(30)	$152.22
Balance as of March 31, 2020	1,601	$141.41
Exercisable as of March 31, 2020	925	$137.95	$0	4.9
Expected to vest as of March 31, 2020	676	$146.13	$0	9.0
Total	1,601	$141.41	$0	6.7

Stock options outstanding as of March 31, 2020 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2020
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$119.02 - $140.00	941	$125.65	5.6
$140.01 - $160.00	412	$152.21	9.6
$160.01 - $180.00	95	$169.07	5.0
$180.01 - $201.25	153	$192.11	6.3
Total	1,601	$141.41	6.7

An aggregate of 99,375 stock options with an aggregate fair value of $5.6 million vested during the three months ended March 31, 2020. No stock option awards were granted during the three months ended March 31, 2020. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $54.85 for each share subject to a stock option granted during the three months ended March 31, 2019, based on the following assumptions:

Three months ended
March 31,
2019
Expected term of options in years	6.3
Expected volatility	33.4%
Risk-free interest rate	2.5%
Expected dividend yield	0.0%

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 31, 2020 and 2019, the Company recognized approximately $3.2 million and $3.0 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of March 31, 2020, there was approximately $32.7 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.0 years.

Other stock-based awards

During the three months ended March 31, 2020, the Company did not grant any “other stock-based awards” under the 2013 Equity Plan. For each of the three months ended March 31, 2020 and 2019, the Company did not recognize a material amount of share-based compensation expense from other stock-based awards. As of March 31, 2020, there was approximately $0.2 million of total unrecognized share-based compensation expense related to other stock-based awards.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.2 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

(10) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method.

For the three months ended March 31, 2020 and 2019, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 1,073,000 and 1,471,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2020
Total revenues	$65,489	$35,473	$10,462	$111,424
Gross profit	$51,442	$27,176	$8,261	$86,879
Three months ended March 31, 2019
Total revenues	$64,881	$37,675	$12,810	$115,366
Gross profit	$49,534	$29,528	$10,131	$89,193
As of March 31, 2020
Long-lived assets	$115,221	$12,341	$10,508	$138,070
As of December 31, 2019
Long-lived assets	$118,168	$13,636	$11,912	$143,716

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three months ended March 31, 2020 and 2019, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2020 and 2019, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2020 and December 31, 2019, no individual foreign country accounted for 10% or more of total consolidated assets.

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

Business Overview

MicroStrategy® is a global leader in enterprise analytics software and services. Our vision is to enable Intelligence Everywhere™.  The MicroStrategy platform brings together data from our customers’ enterprise applications, such as their financial systems, human resources systems, and supply chain management and customer relationship management tools, and provides analytics for actionable insights. Customers can also use our consulting and education offerings to harness MicroStrategy’s innovative technology and empower their workforce to make better decisions.

Earlier this year, we released MicroStrategy 2020™, the newest release of our flagship enterprise analytics platform.  MicroStrategy 2020 allows our customers to build high-performance, governed, and secure applications that can scale across their enterprise.  MicroStrategy 2020 highlights include:

•

HyperIntelligence® that delivers contextual information and insights quickly within everyday business applications. Designed to work with commercial, off-the-shelf applications like Salesforce, Workday, and Outlook, HyperIntelligence dynamically surfaces byte-sized cards directly within these applications. MicroStrategy 2020 offers HyperIntelligence for Web, Mobile, and Office.

•

An open architecture that embraces freedom of choice with an open API layer, leveraging our Enterprise Semantic Graph™ for trusted, governed data. Optimized connectors combine the tools people use with the power, performance, and trust that comes with the MicroStrategy platform. MicroStrategy 2020 delivers improvements for connectors to analytics tools such as Tableau, Qlik, Power BI, and Excel. Additionally, it includes new connectors to data science tools Jupyter and RStudio.

•

Flexible deployment methods that allow our customers to choose where to deploy our analytics platform and the ability to easily migrate across these three deployment options: on premises, the customer’s cloud environment, or the MicroStrategy Cloud™ Environment (“MCE”).  MCE is a cloud subscription service that allows customers to deploy our platform on Amazon Web Services (“AWS”) or Microsoft Azure environments hosted and managed by us.  It delivers distinct advantages, including lower total cost of ownership, faster upgrades, and greater flexibility to increase adoption.  MCE also offers robust security and API infrastructure and can be easily extended to help our customers run their business intelligence infrastructure and applications.

Our customers include leading companies from a wide range of industries, including retail, consulting, technology, manufacturing, banking, insurance, finance, healthcare, telecommunications, as well as the public sector.

The analytics market is highly competitive. Our future success depends on the effectiveness with which we can differentiate our offerings from those offered by large software vendors that provide products across multiple lines of business, including one or more products that directly compete with our offerings, and other potential competitors across analytics implementation projects of varying sizes. We believe a key differentiator of MicroStrategy is our modern, open, comprehensive enterprise platform that can be extended to other tools and systems, can scale across the enterprise, is optimized for cloud or on-premises deployments, and can be combined with unique packages of our expert services and education offerings.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption. It has already disrupted global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19 and its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally.

During the first quarter of 2020, our product licenses revenues were negatively impacted by delays attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities. As significant uncertainty exists concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods, we may experience decreased product licenses revenues compared to prior year periods until the effects of the pandemic have subsided.  Similarly, we may experience declines in our consulting revenues in future periods as our customers continue operating in remote work environments and aim to reduce expenses. Although we continued to see high renewal rates in our product support services during the first quarter of 2020, our product support revenues may be negatively impacted in future periods to the extent that customers require extended payment terms or determine not to renew their product support arrangements as part of their efforts to reduce expenses.

We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and transitioning towards virtual sales and marketing events. Our sales and marketing expenses decreased during the first quarter of 2020, and we expect these expenses will be lower compared to prior year periods due to the ongoing impact of the COVID-19 pandemic on worldwide travel and in-person marketing events.

Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; and decreases in product licenses revenues driven by channel partners.  We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Revenues
Product licenses	$12,584	$18,291
Subscription services	7,968	7,144
Total product licenses and subscription services	20,552	25,435
Product support	71,158	71,450
Other services	19,714	18,481
Total revenues	111,424	115,366
Cost of revenues
Product licenses	670	519
Subscription services	4,064	3,598
Total product licenses and subscription services	4,734	4,117
Product support	6,718	7,067
Other services	13,093	14,989
Total cost of revenues	24,545	26,173
Gross profit	86,879	89,193
Operating expenses
Sales and marketing	39,518	48,760
Research and development	26,101	28,215
General and administrative	21,332	22,604
Total operating expenses	86,951	99,579
Loss from operations	$(72)	$(10,386)

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

Employees

As of March 31, 2020, we had a total of 2,363 employees, of whom 1,043 were based in the United States and 1,320 were based internationally.  The following table summarizes employee headcount as of the dates indicated:

	March 31,	December 31,	March 31,
	2020	2019	2019
Subscription services	63	69	54
Product support	204	219	224
Consulting	425	392	429
Education	42	38	50
Sales and marketing	594	597	675
Research and development	721	743	733
General and administrative	314	338	329
Total headcount	2,363	2,396	2,494

Share-based Compensation Expense

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

	Three Months Ended
	March 31,
	2020	2019
Cost of subscription services revenues	$17	$0
Cost of product support revenues	124	81
Cost of consulting revenues	0	52
Cost of education revenues	66	48
Sales and marketing	422	903
Research and development	638	679
General and administrative	1,844	1,254
Total share-based compensation expense	$3,111	$3,017

As of March 31, 2020, we estimated that approximately $32.9 million of additional share-based compensation expense for awards granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 3.0 years.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP income (loss) from operations that excludes the impact of our share-based compensation arrangements and (ii) certain non-GAAP constant currency revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

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

The following is a reconciliation of our non-GAAP income (loss) from operations excluding the impact of our share-based compensation arrangements to its most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Reconciliation of non-GAAP income (loss) from operations:
Loss from operations	$(72)	$(10,386)
Share-based compensation expense	3,111	3,017
Non-GAAP income (loss) from operations	$3,039	$(7,369)

The following are reconciliations of certain non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$12,584	$(541)	$13,125	$18,291	-31.2%	-28.2%
Subscription services revenues	7,968	(36)	8,004	7,144	11.5%	12.0%
Product support revenues	71,158	(1,176)	72,334	71,450	-0.4%	1.2%
Other services revenues	19,714	(255)	19,969	18,481	6.7%	8.1%
Cost of product support revenues	6,718	(79)	6,797	7,067	-4.9%	-3.8%
Cost of other services revenues	13,093	(289)	13,382	14,989	-12.6%	-10.7%
Sales and marketing expenses	39,518	(1,010)	40,528	48,760	-19.0%	-16.9%
Research and development expenses	26,101	(214)	26,315	28,215	-7.5%	-6.7%
General and administrative expenses	21,332	(199)	21,531	22,604	-5.6%	-4.7%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2019	2019	2019	2018	2019	2019
Product licenses revenues	$18,291	$(1,324)	$19,615	$17,301	5.7%	13.4%
Subscription services revenues	7,144	(113)	7,257	7,662	-6.8%	-5.3%
Product support revenues	71,450	(2,695)	74,145	74,415	-4.0%	-0.4%
Other services revenues	18,481	(812)	19,293	23,589	-21.7%	-18.2%
Cost of product support revenues	7,067	(188)	7,255	4,796	47.4%	51.3%
Cost of other services revenues	14,989	(797)	15,786	14,929	0.4%	5.7%
Sales and marketing expenses	48,760	(1,684)	50,444	51,335	-5.0%	-1.7%
Research and development expenses	28,215	(410)	28,625	23,560	19.8%	21.5%
General and administrative expenses	22,604	(398)	23,002	22,172	1.9%	3.7%

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

The section “Critical Accounting Policies” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 provides a more detailed explanation of the judgments made and a discussion of our accounting estimates and policies relating to revenue recognition. There have been no significant changes in such estimates and policies since December 31, 2019.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2020	2019	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$6,985	$9,194	-24.0%
International	5,599	9,097	-38.5%
Total product licenses revenues	12,584	18,291	-31.2%
Subscription Services
Domestic	5,968	5,463	9.2%
International	2,000	1,681	19.0%
Total subscription services revenues	7,968	7,144	11.5%
Total product licenses and subscription services revenues	$20,552	$25,435	-19.2%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	0	2
Between $0.5 million and $1.0 million in licenses revenue recognized	3	3
Total	3	5
Domestic:
More than $1.0 million in licenses revenue recognized	0	1
Between $0.5 million and $1.0 million in licenses revenue recognized	2	1
Total	2	2
International:
More than $1.0 million in licenses revenue recognized	0	1
Between $0.5 million and $1.0 million in licenses revenue recognized	1	2
Total	1	3

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2020	2019	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$0	$2,402	-100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,302	2,061	11.7%
Less than $0.5 million in licenses revenue recognized	10,282	13,828	-25.6%
Total	12,584	18,291	-31.2%
Domestic:
More than $1.0 million in licenses revenue recognized	0	1,128	-100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,308	549	138.3%
Less than $0.5 million in licenses revenue recognized	5,677	7,517	-24.5%
Total	6,985	9,194	-24.0%
International:
More than $1.0 million in licenses revenue recognized	0	1,274	-100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	994	1,512	-34.3%
Less than $0.5 million in licenses revenue recognized	4,605	6,311	-27.0%
Total	$5,599	$9,097	-38.5%

Product licenses revenues decreased $5.7 million for the three months ended March 31, 2020, as compared to the same period in the prior year.  For the three months ended March 31, 2020 and 2019, product licenses transactions with more than $0.5 million in recognized revenue represented 18.3% and 24.4%, respectively, of our product licenses revenues.  For the three months ended March 31, 2020, our top three product licenses transactions totaled $2.3 million in recognized revenue, or 18.3% of total product licenses revenues, compared to $3.4 million, or 18.6% of total product licenses revenues, for the three months ended March 31, 2019. Due to the impact of the COVID-19 pandemic on companies worldwide, we experienced delays in closing certain product license deals during the first quarter of 2020 as customers shifted their attention to addressing operational challenges associated with the pandemic.  We may experience decreased product licenses revenues compared to prior year periods until the effects of the pandemic have subsided.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $2.2 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue and a decrease in the number of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million.

International product licenses revenues.  International product licenses revenues decreased $3.5 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions and a $0.5 million unfavorable foreign currency exchange impact.

Subscription services revenues.  Subscription services revenues are derived from the MicroStrategy Cloud Environment, a cloud subscription service, that are recognized ratably over the service period in the contract.  Subscription services revenues increased $0.8 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to an increase in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2020	2019	Change
Product Support Revenues:
Domestic	$42,797	$42,002	1.9%
International	28,361	29,448	-3.7%
Total product support revenues	$71,158	$71,450	-0.4%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues did not materially change for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to an increase in new product support contracts, substantially offset by a $1.2 million unfavorable foreign currency exchange impact. Although our product support revenues were not materially impacted by the COVID-19 pandemic during the three months ended March 31, 2020, our product support revenues may be negatively impacted in future periods to the extent that customers require extended payment terms or determine not to renew their product support arrangements as part of their efforts to reduce expenses.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2020	2019	Change
Other Services Revenues:
Consulting
Domestic	$9,025	$7,046	28.1%
International	9,416	9,557	-1.5%
Total consulting revenues	18,441	16,603	11.1%
Education	1,273	1,878	-32.2%
Total other services revenues	$19,714	$18,481	6.7%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues increased $1.8 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to an increase in billable hours, partially offset by a decrease in average bill rates worldwide. Although our consulting revenues were not materially impacted by the COVID-19 pandemic during the three months ended March 31, 2020, we may experience declines in our consulting revenues in future periods as our customers continue operating in remote work environments and aim to reduce expenses.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues decreased $0.6 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to a reduction in the average sales price of our education offerings.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2020	2019	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$670	$519	29.1%
Subscription services	4,064	3,598	13.0%
Total product licenses and subscription services	4,734	4,117	15.0%
Product support	6,718	7,067	-4.9%
Other services:
Consulting	11,428	12,985	-12.0%
Education	1,665	2,004	-16.9%
Total other services	13,093	14,989	-12.6%
Total cost of revenues	$24,545	$26,173	-6.2%

Cost of product licenses revenues.  Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Cost of product licenses revenues did not materially change for the three months ended March 31, 2020, as compared to the same period in the prior year.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Cost of subscription services revenues did not materially change for the three months ended March 31, 2020, as compared to the same period in the prior year.  Subscription services headcount increased 16.7% to 63 at March 31, 2020 from 54 at March 31, 2019.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program.  Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion.  Compensation related to consulting personnel providing Enterprise Support services is reported as cost of product support revenues.  Cost of product support revenues did not materially change for the three months ended March 31, 2020, as compared to the same period in the prior year.  Product support headcount decreased 8.9% to 204 at March 31, 2020 from 224 at March 31, 2019.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues.  Cost of consulting revenues decreased $1.6 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to a $0.8 million decrease in compensation and related costs and a $0.6 million decrease in travel and entertainment expenditures. Consulting headcount decreased 0.9% to 425 at March 31, 2020 from 429 at March 31, 2019.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Cost of education revenues did not materially change for the three months ended March 31, 2020, as compared to the same period in the prior year. Education headcount decreased 16.0% to 42 at March 31, 2020 from 50 at March 31, 2019.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2020	2019	Change
Sales and marketing expenses	$39,518	$48,760	-19.0%

Sales and marketing expenses decreased $9.2 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to a $3.5 million decrease in variable compensation, including the cancellation of a sales employee awards event as a result of the COVID-19 pandemic, a $2.6 million decrease in employee salaries due to a decrease in staffing levels, a $1.0 million decrease in travel and entertainment expenditures, a $0.7 million decrease in marketing and advertising costs, a $0.5 million decrease in facility and other related support costs, a $0.5 million decrease in the amortization of capitalized variable compensation, and a $0.5 million net decrease in share-based compensation expense.  The $0.5 million net decrease in share-based compensation expense is primarily due to the forfeiture of certain stock options, partially offset by the grant of additional awards under the 2013 Equity Plan. Included in sales and marketing expenses for the three months ended March 31, 2020 is an aggregate $1.0 million favorable foreign currency exchange impact. Sales and marketing headcount decreased 12.0% to 594 at March 31, 2020 from 675 at March 31, 2019.  We expect sales and marketing expenses will be lower compared to prior year periods due to the ongoing impact of the COVID-19 pandemic on worldwide travel and in-person marketing events.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2020	2019	Change
Research and development expenses	$26,101	$28,215	-7.5%

Research and development expenses decreased $2.1 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.4 million decrease in recruiting costs, a $0.4 million decrease in employee relations expenses, a $0.3 million decrease in consulting and advisory costs, and a $0.3 million decrease in technology infrastructure costs. Research and development headcount decreased 1.6% to 721 at March 31, 2020 from 733 at March 31, 2019. Due to the pace of our software development efforts and frequency of our software releases, our software development costs are expensed as incurred. We do not expect to capitalize material software development costs in the near term.

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

	Three Months Ended
	March 31,		%
	2020	2019	Change
General and administrative expenses	$21,332	$22,604	-5.6%

General and administrative expenses decreased $1.3 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to a $0.6 million decrease in legal, consulting, and other advisory costs, a $0.5 million decrease in facility and other related support costs, and a $0.5 million decrease in recruiting costs, partially offset by a $0.6 million net increase in share-based compensation expense.  The $0.6 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards becoming fully vested. General and administrative headcount decreased 4.6% to 314 at March 31, 2020 from 329 at March 31, 2019.

Provision for (Benefit from) Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2020 and applied that rate to the income before income taxes in determining the provision for income taxes for the three months ended March 31, 2020.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the three months ended March 31, 2020, we recorded a provision for income taxes of $1.6 million that resulted in an effective tax rate of 70.4%, as compared to a benefit from income taxes of $0.5 million that resulted in an effective tax rate of 6.1% for the three months ended March 31, 2019.  The change in the effective tax rate in 2020 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income.

As of March 31, 2020, we had no U.S. federal NOL carryforwards and we estimated that we had $4.1 million of foreign NOL carryforwards.  As of March 31, 2020, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $18.1 million.

As of March 31, 2020, we had a valuation allowance of $2.1 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.  If we are unable to sustain or increase profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.  We will continue to regularly assess the realizability of deferred tax assets.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent amounts received or due from our customers in advance of our transferring our software or services to the customer. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2020	2019	2019
Current:
Deferred product licenses revenue	$131	$481	$555
Deferred subscription services revenue	16,567	16,561	15,641
Deferred product support revenue	161,135	161,670	166,306
Deferred other services revenue	7,058	8,395	7,568
Total current deferred revenue and advance payments	$184,891	$187,107	$190,070
Non-current:
Deferred product licenses revenue	$262	$293	$479
Deferred subscription services revenue	84	97	247
Deferred product support revenue	2,789	3,417	3,231
Deferred other services revenue	525	537	582
Total non-current deferred revenue and advance payments	$3,660	$4,344	$4,539
Total current and non-current:
Deferred product licenses revenue	$393	$774	$1,034
Deferred subscription services revenue	16,651	16,658	15,888
Deferred product support revenue	163,924	165,087	169,537
Deferred other services revenue	7,583	8,932	8,150
Total current and non-current deferred revenue and advance payments	$188,551	$191,451	$194,609

Total deferred revenue and advance payments decreased $2.9 million as of March 31, 2020, as compared to December 31, 2019, primarily due to a decrease in our international deferred revenue balances from the general strengthening of the U.S. dollar and the recognition of previously deferred other services and product licenses revenues, partially offset by an increase in deferred revenues from new product support contracts. Total deferred revenue and advance payments decreased $6.1 million as of March 31, 2020, as compared to March 31, 2019, primarily due to a decrease in our international deferred revenue balances from the general strengthening of the U.S. dollar and the recognition of previously deferred product support, product licenses, and other services revenues, partially offset by an increase in deferred revenues from new subscription services contracts.

We expect to recognize approximately $184.9 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

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

As of March 31, 2020 and December 31, 2019, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $245.8 million and $289.4 million, respectively, and by our non-U.S. entities was $293.4 million and $276.2 million, respectively. We earn a significant amount of our revenues outside the United States and our accumulated foreign earnings and profits as of December 31, 2019 were $431.2 million. As of March 31, 2020, we intend to indefinitely reinvest $231.2 million of our undistributed foreign earnings. We do not anticipate needing to repatriate additional cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2020	2019	Change
Net cash provided by operating activities	$29,069	$26,456	9.9%
Net cash (used in) provided by investing activities	$(589)	$170,293	-100.3%
Net cash used in financing activities	$(50,407)	$(46,737)	7.9%

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses and product support, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities increased $2.6 million for the three months ended March 31, 2020, as compared to the same period in the prior year, due to an $8.6 million increase in net income and a $3.9 million increase from changes in non-cash items, partially offset by a $9.8 million decrease from changes in operating assets and liabilities.  Non-cash items consist primarily of depreciation and amortization, reduction in the carrying amount of ROU assets, credit losses and sales allowances, deferred taxes, and share-based compensation expense.

Net cash (used in) provided by investing activities.  The changes in net cash (used in) provided by investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment. Net cash used in investing activities increased $170.9 million for the three months ended March 31, 2020, as compared to the same period in the prior year, due to a $304.4 million decrease in proceeds from the redemption of short-term investments, partially offset by a $128.2 million decrease in purchases of short-term investments and a $5.4 million decrease in purchases of property and equipment.

Net cash used in financing activities.  The changes in net cash (used in) provided by financing activities primarily relate to the purchase of treasury stock and the exercise of stock options under the 2013 Equity Plan. Net cash used in financing activities increased $3.7 million for the three months ended March 31, 2020, as compared to the same period in the prior year, due to a $2.5 million increase in purchases of treasury stock and a $1.2 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan.

Share repurchases. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report and Note 7, Treasury Stock, to the Consolidated Financial Statements for further information.

Contractual obligations.

The following table shows future minimum payments under noncancellable operating leases and purchase agreements with initial terms of greater than one year and anticipated payments related to the Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of March 31, 2020 (in thousands):

	Payments due by period ended March 31,
	Total	2021	2022-2023	2024-2025	Thereafter
Contractual Obligations:
Operating leases	$154,593	$16,546	$32,250	$29,163	$76,634
Purchase obligations	14,938	9,178	3,361	1,351	1,048
Transition Tax	28,935	896	5,903	12,913	9,223
Total	$198,466	$26,620	$41,514	$43,427	$86,905

Unrecognized tax benefits.  As of March 31, 2020, we had $2.6 million of total gross unrecognized tax benefits, including accrued interest, recorded in “Other long-term liabilities.”  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect any significant tax payments related to these obligations during 2020.

Off-balance sheet arrangements.  As of March 31, 2020, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of March 31, 2020, we held approximately $109.9 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 41.2% and 43.8% of our total revenues for the three months ended March 31, 2020 and 2019, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable Balance Sheet date and any resulting translation adjustments are included as an adjustment to stockholders’ equity.  Revenues and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter in which the transactions occur.  Gains and losses from transactions in local currencies are included in net income (loss).

As a result of transacting in multiple currencies and reporting our Consolidated Financial Statements in U.S. dollars, our operating results may be adversely impacted by currency exchange rate fluctuations in the future.  The impact of foreign currency exchange rate fluctuations on current and comparable periods is described in the “Non-GAAP Financial Measures” section under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We cannot predict the effect of exchange rate fluctuations upon our future results.  We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar-denominated cash and investment accounts.

As of March 31, 2020 and December 31, 2019, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have each decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3%. If average exchange rates during the three months ended March 31, 2020 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2020 would have decreased by 2.8%.  During the three months ended March 31, 2020, our revenues were lower by 1.8% as a result of a 1.4% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we can recognize revenue;
•	the timing of announcements of new offerings by us or our competitors;
•	changes in our pricing policies or those of our competitors;
•	market acceptance of new and enhanced versions of our offerings;
•	the length of our sales cycles;
•	seasonal or other buying patterns of our customers;
•	changes in our operating expenses;
•	the impact of the COVID-19 pandemic, or other future infectious disease pandemics, on the global economy and on our customers, suppliers, employees, and business;
•	the timing of research and development projects and the capitalization of software development costs;
•	personnel changes;
•	our use of channel partners;
•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software;
•	changes in foreign currency exchange rates;
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

We may not be able to sustain or increase profitability in the future

We generated net income for the three months ended March 31, 2020; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2020, we had $18.1 million of deferred tax assets, net of a $2.1 million valuation allowance. If we are unable to sustain or increase profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

We face risks related to the COVID-19 pandemic that could significantly disrupt our business and operating results.

The COVID-19 pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many countries have instituted quarantines and travel restrictions and closed or limited hours of operations of non-essential offices and retail centers, which are adversely impacting a number of industries such as travel, leisure, hospitality, and retail. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of global economic slowdown, which could decrease technology spending, adversely affect demand for our offerings, and harm our business and operating results.

During the first quarter of 2020, our product licenses revenues were negatively impacted by delays attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities. As significant uncertainty exists concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods, we may experience decreased product licenses revenues compared to prior year periods until the effects of the pandemic have subsided. We may also experience declines in our consulting revenues in future periods as our customers continue operating in remote work environments and aim to reduce expenses.  Our product support revenues may also be negatively impacted in future periods to the extent that customers require extended payment terms or determine not to renew their product support arrangements as part of their efforts to reduce expenses.

In light of the uncertain and rapidly evolving situation relating to COVID-19, we have taken precautionary measures intended to reduce the risk of the virus to our employees, customers, and communities in which we operate. We have established remote working arrangements for our employees, placed restrictions on non-essential business travel, and begun transitioning towards virtual sales and marketing events. We expect that many of our customers and partners are doing the same. As a result of these precautionary measures, there could be a negative impact on our sales, marketing, and customer success efforts, continued delays in our sales cycles, delays in the release or delivery of new or enhanced offerings or unexpected changes to such offerings, or operational or other challenges, any of which could significantly disrupt our business and operating results.

Considerable uncertainty still surrounds COVID-19 and its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses. Although we continue to actively monitor the situation and may take further actions as may be required by government authorities or as more information and public health guidance become available, the full extent to which COVID-19 impacts our business and operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Economic uncertainty, increased competition, and the effects of the COVID-19 pandemic could materially adversely affect our business and results of operations

The U.S. and other significant markets have experienced cyclical downturns, and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities and could cause our customers to slow spending on our offerings, which could delay and lengthen sales cycles.  Furthermore, during uncertain economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us.  If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

Furthermore, some of our customers have experienced increased competition and significant adverse impacts from the COVID-19 pandemic and related containment and mitigation measures.  A significant economic downturn, the intensification of competition, or adverse effects of the COVID-19 pandemic may cause organizations to reduce their expenditures in general or specifically reduce their spending on information technology (“IT”).  Customers may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts.  Customers with excess IT resources may choose to develop in-house software solutions rather than obtain those solutions from us.  In addition, our competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown, any intensification of competition, the extent of adverse impacts to the economy from the COVID-19 pandemic, or the timing or strength of any subsequent recovery generally. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income tax liability could be materially adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates, earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

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

We depend on revenue from a single software platform and related services as well as revenue from our installed customer base

Our revenue is derived from sales of our software platform and related services. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the adoption or prices of, our platform and related services as a result of, among other factors, any change in our pricing or packaging model, increased competition, maturation in the markets for our platform, or other risks described in this Quarterly Report.

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

A substantial customer shift in the deployment of the MicroStrategy platform from a product license model to a cloud subscription model could affect the timing of revenue recognition, reduce product licenses and product support revenues, and materially adversely affect our operating results

We offer our analytics platform in the form of a product license or a cloud subscription.  The payment streams and revenue recognition timing for our product licenses are different from those for our cloud subscriptions.  For product licenses, customers typically pay us a lump sum soon after entering into a license agreement and we typically recognize product licenses revenue when control of the license is transferred to the customer.  For cloud subscriptions, customers typically make periodic payments over the subscription period and we recognize subscription services revenues ratably over the subscription period.  As a result, if a substantial number of current customers shift to, or new customers purchase, cloud subscriptions instead of product licenses, the resulting change in payment terms and revenue recognition may result in our recognizing less revenue in the reporting period in which the sale transactions are consummated than has been the case in prior periods, with more revenue being recognized in future periods.  This change in the timing of revenue recognition could materially adversely affect our operating results and cash flows for the periods during which such a shift or change in purchasing occurs.  Accordingly, in any particular reporting period, cloud subscription sales could negatively impact product license sales to our existing and prospective customers, which could reduce product licenses and product support revenues.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives.  For example, we have introduced a number of innovative technologies designed to enable companies to capitalize on Big Data, mobile applications, cloud services, security, Internet of Things, and artificial intelligence trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third-party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated.  Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings.  For the three months ended March 31, 2020, transactions by channel partners for which we recognized revenue accounted for 26.8% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our offerings.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and non-current deferred revenue and advance payments totaled $188.6 million as of March 31, 2020.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 41.2% and 43.8% of our total revenues for the three months ended March 31, 2020 and 2019, respectively.  Our international operations require significant management attention and financial resources.

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

•	costs of localizing offerings;
•	lack of acceptance of localized offerings;
•	difficulties in and costs of staffing, managing, and operating our international operations;
•	economic weakness or currency related crises;
•	generally longer payment cycles and greater difficulty in collecting accounts receivable;
•	tax issues, including restrictions on repatriating earnings;
•	weaker intellectual property protection;
•

increased risk of misappropriation, theft, or misuse of intellectual property, particularly in foreign countries where we have significant software development operations that have access to product source code, such as China;

•	our ability to adapt to sales practices and customer requirements in different cultures;
•	natural disasters, acts of war, terrorism, or pandemics, including the ongoing COVID-19 pandemic;
•	corporate espionage; and
•	political instability and security risks in the countries where we are doing business.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the three months ended March 31, 2020, our top three product licenses transactions with recognized revenue totaled $2.3 million, or 18.3% of total product licenses revenues, compared to $3.4 million, or 18.6% of total product licenses revenues, for the three months ended March 31, 2019.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to a subsequent period or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions, and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transactions.  These factors could result in lower than anticipated revenue and earnings for a particular period or lower estimated revenue and earnings in future periods.

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

Changes in third-party software or systems or the emergence of new industry standards could materially adversely affect the operation of and demand for our existing software

The functionalities of our software depend in part on the ability of our software to interface with our customers’ IT infrastructure and cloud environments, including software applications, network infrastructure, and end user devices, which are supplied to our customers by various other vendors. When new or updated versions of these third-party software or systems are introduced, or new industry standards in related fields emerge, we may be required to develop updated versions of or enhancements to our software to help ensure that it continues to effectively interoperate with our customers’ IT infrastructure and cloud environments. If new or modified operating systems are introduced or new web standards and technologies or new standards in the field of database access technology emerge that are incompatible with our software, and we are unable to adapt our software on a timely basis, the ability of our software to deliver reports, access customer databases, or otherwise perform key functions could be impaired, which may impact our customers’ satisfaction with our software and potentially result in breach of warranty claims or other claims. For example, the release of the Google Chrome version 80 browser and Microsoft’s recent Windows security update enabling LDAP hardening affected some existing MicroStrategy software deployments, as a result of which we were required to make certain changes to our software. Development efforts to maintain the interoperability of our software with our customers’ IT infrastructure and cloud environments could require substantial capital investment and employee resources, and we may not be able to update our software quickly, cost-effectively, or at all. If we are unable to update our software in a timely manner, demand for our software could be materially adversely affected.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of April 20, 2020, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 72.5% of the total voting power.  As of April 20, 2020, Mr. Saylor, our Chairman of the Board of Directors, President & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 71.6% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 – January 31, 2020	0	N/A	0	$271,012,425
February 1, 2020 – February 29, 2020	202,206	$149.32	202,206	$240,818,533
March 1, 2020 – March 31, 2020	152,427	$134.84	152,427	$220,265,129
Total:	354,633	$143.10	354,633	$220,265,129

(1)

On July 28, 2005, we announced that the Board of Directors authorized us to repurchase up to an aggregate of $300.0 million of our class A common stock from time to time on the open market under the Share Repurchase Program. The Share Repurchase Program was subsequently amended to authorize us to repurchase up to an aggregate of $800.0 million of our class A common stock through April 29, 2023, although the program may be suspended or discontinued by us at any time.  The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be funded using our working capital, as well as proceeds from any other funding arrangements that we may enter into in the future.  As of March 31, 2020, pursuant to the Share Repurchase Program, we had repurchased an aggregate of 5,584,090 shares of our class A common stock at an average price per share of $103.82 and an aggregate cost of $579.7 million.  As of March 31, 2020, $220.3 million of our class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

Item 5. Other Information

Earnings Release

On April 28, 2020, we issued a press release announcing the Company’s financial results for the quarter ended March 31, 2020. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Resignation and Appointment of Executive Officers

On April 23, 2020, Lisa Mayr resigned from her position as our Senior Executive Vice President & Chief Financial Officer. In connection with her resignation, on April 26, 2020, Ms. Mayr entered into an agreement with the Company (the “Agreement”). The Agreement provides Ms. Mayr with the following severance payments and benefits: (i) a lump-sum cash payment of $275,000, which is equal to six months of her base salary; and (ii) retention by Ms. Mayr of a one-time reporting bonus of $100,000 paid to her in connection with the commencement of her employment and an advance bonus payment with respect to 2020 of $300,000 that was paid to her in January 2020. The Agreement also includes a general release of claims and certain other covenants in favor of the Company.

The foregoing summary of the Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

In connection with Ms. Mayr’s resignation, we appointed Phong Le, our Senior Executive Vice President & Chief Operating Officer, to succeed Ms. Mayr as our Chief Financial Officer, effective immediately. In addition to his new responsibilities as Chief Financial Officer, Mr. Le will continue to serve as our Senior Executive Vice President & Chief Operating Officer. Mr. Le will continue to report to Michael Saylor, our Chairman, President & Chief Executive Officer.

Annual Discretionary Cash Bonus Targets for Certain Executive Officers

On April 23, 2020, our Chief Executive Officer established annual discretionary cash bonus targets for the following executive officers of the Company in the amounts set forth opposite their respective names, effective as of January 1, 2020:

Phong Q. Le	$750,000
Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer
Timothy E. Lang	$500,000
Senior Executive Vice President & Chief Technology Officer
W. Ming Shao	$500,000
Senior Executive Vice President & General Counsel

Awards pursuant to the foregoing discretionary cash bonus targets will be determined by our Chief Executive Officer based on his subjective evaluation of the applicable executive’s performance in the context of general economic and industry conditions and Company performance during 2020.

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

10.1†	Agreement, dated as of April 26, 2020, by and between the registrant and Lisa Mayr.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated April 28, 2020, regarding the Company’s financial results for the quarter ended March 31, 2020.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

†	Management contracts and compensatory plans or arrangements.

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

Date: April 28, 2020