Form 10-Q
period 2020-06-30
MICROSTRATEGY Inc
filed 2020-07-28
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 20, 2020, the registrant had 7,650,993 and 2,035,184 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$420,899	$456,727
Restricted cash	1,221	1,089
Short-term investments	109,972	108,919
Accounts receivable, net	123,794	163,516
Prepaid expenses and other current assets	16,887	23,195
Total current assets	672,773	753,446
Property and equipment, net	45,300	50,154
Right-of-use assets	81,543	85,538
Deposits and other assets	14,596	8,024
Deferred tax assets, net	18,834	19,409
Total assets	$833,046	$916,571
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$31,468	$33,919
Accrued compensation and employee benefits	40,806	48,792
Deferred revenue and advance payments	167,643	187,107
Total current liabilities	239,917	269,818
Deferred revenue and advance payments	5,910	4,344
Operating lease liabilities	98,283	103,424
Other long-term liabilities	30,452	30,400
Deferred tax liabilities	24	26
Total liabilities	374,586	408,012
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,903 shares issued and 7,651 shares outstanding, and 15,888 shares issued and 8,081 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,035 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	600,851	593,583
Treasury stock, at cost; 8,252 shares and 7,807 shares, respectively	(720,755)	(658,880)
Accumulated other comprehensive loss	(9,187)	(9,651)
Retained earnings	587,533	583,489
Total stockholders’ equity	458,460	508,559
Total liabilities and stockholders’ equity	$833,046	$916,571

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
Revenues:
Product licenses	$14,816	$20,121
Subscription services	8,021	7,104
Total product licenses and subscription services	22,837	27,225
Product support	70,038	72,978
Other services	17,709	17,534
Total revenues	110,584	117,737
Cost of revenues:
Product licenses	514	552
Subscription services	3,792	3,489
Total product licenses and subscription services	4,306	4,041
Product support	6,837	7,721
Other services	12,846	13,588
Total cost of revenues	23,989	25,350
Gross profit	86,595	92,387
Operating expenses:
Sales and marketing	34,951	48,273
Research and development	25,867	27,764
General and administrative	19,449	21,180
Total operating expenses	80,267	97,217
Income (loss) from operations	6,328	(4,830)
Interest income, net	563	3,013
Other (expense) income, net	(1,995)	29,431
Income before income taxes	4,896	27,614
Provision for income taxes	1,509	7,220
Net income	$3,387	$20,394
Basic earnings per share (1)	$0.35	$1.99
Weighted average shares outstanding used in computing basic earnings per share	9,739	10,240
Diluted earnings per share (1)	$0.35	$1.98
Weighted average shares outstanding used in computing diluted earnings per share	9,741	10,310

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
Revenues:
Product licenses	$27,400	$38,412
Subscription services	15,989	14,248
Total product licenses and subscription services	43,389	52,660
Product support	141,196	144,428
Other services	37,423	36,015
Total revenues	222,008	233,103
Cost of revenues:
Product licenses	1,184	1,071
Subscription services	7,856	7,087
Total product licenses and subscription services	9,040	8,158
Product support	13,555	14,788
Other services	25,939	28,577
Total cost of revenues	48,534	51,523
Gross profit	173,474	181,580
Operating expenses:
Sales and marketing	74,469	97,033
Research and development	51,968	55,979
General and administrative	40,781	43,784
Total operating expenses	167,218	196,796
Income (loss) from operations	6,256	(15,216)
Interest income, net	2,418	5,579
Other (expense) income, net	(1,561)	28,835
Income before income taxes	7,113	19,198
Provision for income taxes	3,069	6,710
Net income	$4,044	$12,488
Basic earnings per share (1)	$0.41	$1.21
Weighted average shares outstanding used in computing basic earnings per share	9,858	10,283
Diluted earnings per share (1)	$0.41	$1.21
Weighted average shares outstanding used in computing diluted earnings per share	9,886	10,350

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
Net income	$3,387	$20,394
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	1,457	422
Unrealized (loss) gain on short-term investments	(446)	232
Total other comprehensive income	1,011	654
Comprehensive income	$4,398	$21,048

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
Net income	$4,044	$12,488
Other comprehensive income, net of applicable taxes:
Foreign currency translation adjustment	286	260
Unrealized gain on short-term investments	178	647
Total other comprehensive income	464	907
Comprehensive income	$4,508	$13,395

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings
Balance at January 1, 2019	$529,731	15,837	$16	2,035	$2	$576,957	(7,285)	$(586,161)	$(10,217)	$549,134
Net loss	(7,906)	0	0	0	0	0	0	0	0	(7,906)
Other comprehensive income	253	0	0	0	0	0	0	0	253	0
Issuance of class A common stock under stock option plans	1,507	13	0	0	0	1,507	0	0	0	0
Purchases of treasury stock	(48,244)	0	0	0	0	0	(363)	(48,244)	0	0
Share-based compensation expense	2,965	0	0	0	0	2,965	0	0	0	0
Balance at March 31, 2019	$478,306	15,850	$16	2,035	$2	$581,429	(7,648)	$(634,405)	$(9,964)	$541,228
Net income	20,394	0	0	0	0	0	0	0	0	20,394
Other comprehensive income	654	0	0	0	0	0	0	0	654	0
Issuance of class A common stock under stock option plans	329	3	0	0	0	329	0	0	0	0
Share-based compensation expense	3,006	0	0	0	0	3,006	0	0	0	0
Balance at June 30, 2019	$502,689	15,853	$16	2,035	$2	$584,764	(7,648)	$(634,405)	$(9,310)	$561,622
Net income	9,700	0	0	0	0	0	0	0	0	9,700
Other comprehensive loss	(2,364)	0	0	0	0	0	0	0	(2,364)	0
Issuance of class A common stock under stock option plans	3,606	27	0	0	0	3,606	0	0	0	0
Share-based compensation expense	1,788	0	0	0	0	1,788	0	0	0	0
Balance at September 30, 2019	$515,419	15,880	$16	2,035	$2	$590,158	(7,648)	$(634,405)	$(11,674)	$571,322
Net income	12,167	0	0	0	0	0	0	0	0	12,167
Other comprehensive income	2,023	0	0	0	0	0	0	0	2,023	0
Issuance of class A common stock under stock option plans	1,127	8	0	0	0	1,127	0	0	0	0
Purchases of treasury stock	(24,475)	0	0	0	0	0	(159)	(24,475)	0	0
Share-based compensation expense	2,298	0	0	0	0	2,298	0	0	0	0
Balance at December 31, 2019	$508,559	15,888	$16	2,035	$2	$593,583	(7,807)	$(658,880)	$(9,651)	$583,489
Net income	657	0	0	0	0	0	0	0	0	657
Other comprehensive loss	(547)	0	0	0	0	0	0	0	(547)	0
Issuance of class A common stock under stock option plans	340	3	0	0	0	340	0	0	0	0
Purchases of treasury stock	(50,747)	0	0	0	0	0	(355)	(50,747)	0	0
Share-based compensation expense	3,164	0	0	0	0	3,164	0	0	0	0
Balance at March 31, 2020	$461,426	15,891	$16	2,035	$2	$597,087	(8,162)	$(709,627)	$(10,198)	$584,146
Net income	3,387	0	0	0	0	0	0	0	0	3,387
Other comprehensive income	1,011	0	0	0	0	0	0	0	1,011	0
Issuance of class A common stock under stock option plans	1,562	12	0	0	0	1,562	0	0	0	0
Purchases of treasury stock	(11,128)	0	0	0	0	0	(90)	(11,128)	0	0
Share-based compensation expense	2,202	0	0	0	0	2,202	0	0	0	0
Balance at June 30, 2020	$458,460	15,903	$16	2,035	$2	$600,851	(8,252)	$(720,755)	$(9,187)	$587,533

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net income	$4,044	$12,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,828	3,623
Reduction in carrying amount of right-of-use assets	4,085	4,064
Credit losses and sales allowances	990	796
Net realized loss on short-term investments	0	41
Deferred taxes	273	(3,219)
Share-based compensation expense	5,337	6,053
Changes in operating assets and liabilities:
Accounts receivable	21,022	5,985
Prepaid expenses and other current assets	(493)	7,089
Deposits and other assets	195	96
Accounts payable and accrued expenses	(1,823)	(8,396)
Accrued compensation and employee benefits	(8,708)	(8,082)
Deferred revenue and advance payments	347	33,489
Operating lease liabilities	(4,662)	(4,316)
Other long-term liabilities	86	(509)
Net cash provided by operating activities	26,521	49,202
Investing activities:
Proceeds from redemption of short-term investments	10,000	369,603
Purchases of property and equipment	(1,162)	(8,432)
Purchases of short-term investments	(9,928)	(212,248)
Net cash (used in) provided by investing activities	(1,090)	148,923
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,902	1,836
Purchases of treasury stock	(61,875)	(48,244)
Net cash used in financing activities	(59,973)	(46,408)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,154)	33
Net (decrease) increase in cash, cash equivalents, and restricted cash	(35,696)	151,750
Cash, cash equivalents, and restricted cash, beginning of period	457,816	110,786
Cash, cash equivalents, and restricted cash, end of period	$422,120	$262,536

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

Cloud computing arrangements

The Company adopted Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) effective as of January 1, 2020 and elected to apply the guidance prospectively. ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize and which costs to expense.  Customers are required to amortize the capitalized implementation costs over the term of the hosting arrangement, which might extend beyond the noncancelable period.  Financial statement presentation under ASU 2018-15 requires: (i) capitalized implementation costs be classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement; (ii) amortization of capitalized implementation costs be presented in the same income statement line item as the service fees for the related hosting arrangement; and (iii) cash flows related to capitalized implementation costs be presented within the same category of cash flow activity as the cash flows for the related hosting arrangement (i.e. operating activity).  Prior to the adoption of ASU 2018-15, the Company expensed as incurred all implementation costs related to cloud computing arrangements that were service contracts. As of June 30, 2020, the Company did not have any material capitalized implementation costs related to cloud computing arrangements that are service contracts.

Accounting for income taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”).  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities related to outside basis differences. The standard is effective for interim and annual periods beginning January 1, 2021, with certain amendments applied prospectively and others requiring retrospective application.  Early adoption is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption.  The Company does not plan to adopt the standard before January 1, 2021 and currently believes this guidance will not have a material impact on its consolidated financial position, results of operations, and cash flows.

(3) Short-term Investments

The amortized cost and fair value of available-for-sale investments at June 30, 2020 were $109.6 million and $110.0 million, respectively.  The amortized cost and fair value of available-for-sale investments at December 31, 2019 were $108.8 million and $108.9 million, respectively.  The gross unrecognized holding gains accumulated in other comprehensive loss were not material as of June 30, 2020 and December 31, 2019.  As of June 30, 2020 and December 31, 2019, none of the Company’s available-for-sale investments were in unrealized loss positions.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2020	2019
Billed and billable	$125,802	$165,153
Less: allowance for credit losses	(2,008)	(1,637)
Accounts receivable, net	$123,794	$163,516

Changes in the allowance for credit losses were not material for the three and six months ended June 30, 2020. In estimating its allowance for credit losses as of June 30, 2020, the Company considered the impact from the pandemic caused by a novel strain of coronavirus (“COVID-19”) and established additional risk pools and reserves relating to customers in certain geographic areas and industries, in addition to separately assessing the reserves for certain customers that have been granted extended payment terms.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. During the three and six months ended June 30, 2020 and 2019, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $0.8 million and $1.2 million in accrued sales and usage-based royalty revenue as of June 30, 2020 and December 31, 2019, respectively.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2020	2019
Current:
Deferred product licenses revenue	$100	$481
Deferred subscription services revenue	17,934	16,561
Deferred product support revenue	142,543	161,670
Deferred other services revenue	7,066	8,395
Total current deferred revenue and advance payments	$167,643	$187,107

Non-current:
Deferred product licenses revenue	$168	$293
Deferred subscription services revenue	90	97
Deferred product support revenue	5,152	3,417
Deferred other services revenue	500	537
Total non-current deferred revenue and advance payments	$5,910	$4,344

During the three and six months ended June 30, 2020, the Company recognized revenues of $53.9 million and $123.2 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2020. During the three and six months ended June 30, 2019, the Company recognized revenues of $51.0 million and $118.0 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2019. For the three and six months ended June 30, 2020 and 2019, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

As of June 30, 2020, the Company had an aggregate transaction price of $173.6 million allocated to remaining performance obligations related to product support, subscription services, other services, and, in limited cases, product licenses contracts.  The Company expects to recognize $167.6 million within the next 12 months and $5.9 million thereafter.

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

As of June 30, 2020, the Company’s ROU assets and total lease liabilities were $68.7 million and $94.6 million, respectively, for leases in the United States and $12.8 million and $13.7 million, respectively, for foreign leases. As of December 31, 2019, the Company’s ROU assets and total lease liabilities were $71.0 million and $97.5 million, respectively, for leases in the United States and $14.5 million and $15.5 million, respectively, for foreign leases. The Company’s most significant lease is for its corporate headquarters in Northern Virginia. The ROU asset and total lease liability related to the Company’s corporate headquarters lease were $65.1 million and $90.9 million, respectively, as of June 30, 2020, and $66.9 million and $93.3 million, respectively, as of December 31, 2019. During the six months ended June 30, 2020, $0.7 million of ROU assets were obtained in exchange for new operating lease liabilities. During the six months ended June 30, 2019, $5.0 million of ROU assets were obtained in exchange for new operating lease liabilities.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of June 30, 2020 or December 31, 2019.

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

On February 6, 2020, the Company learned that a Brazilian court has authorized the Brazilian Federal Police to use certain investigative measures in its investigation into alleged corruption and procurement fraud involving certain government officials, pertaining to a particular transaction.  Pursuant to this court authorization, numerous entities and individuals across Brazil, which are unaffiliated with the Company, have been subject to the freezing of assets and other measures, including a reseller and a former employee of the Company’s Brazilian subsidiary.  On February 6, 2020, the bank accounts of the Company’s Brazilian subsidiary were also frozen up to an amount of BRL 10.0 million, or approximately $2.3 million.  On May 22, 2020, these bank accounts of the Company’s Brazilian subsidiary were unfrozen on the basis of a court decision that found the alleged illicit origin of the amounts was not sufficiently evidenced.  On May 25, 2020, the Federal Prosecution Office presented an appeal to this decision, but the accounts will remain unfrozen pending the outcome of the appeal.  The transaction at issue is part of the basis of the previously reported failure or likely failure of the Brazilian subsidiary to comply with local procurement regulations.  The Company is not a subject of the investigation, and the Company is not aware of any allegations that the former employee or the Company made any payments to Brazilian government officials.

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

During the three months ended June 30, 2020, the Company repurchased an aggregate of 90,136 shares of its class A common stock at an average price per share of $123.45 and an aggregate cost of $11.1 million pursuant to the Share Repurchase Program.  During the six months ended June 30, 2020, the Company repurchased an aggregate of 444,769 shares of its class A common stock at an average price per share of $139.12 and an aggregate cost of $61.9 million pursuant to the Share Repurchase Program.  During the three months ended June 30, 2019, the Company did not repurchase any shares of its class A common stock. During the six months ended June 30, 2019, the Company repurchased an aggregate of 362,148 shares of its class A common stock at an average price per share of $133.21 and an aggregate cost of $48.2 million pursuant to the Share Repurchase Program.

As of June 30, 2020, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program.  As of June 30, 2020, $209.1 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(8) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various U.S. federal, state, and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2016.  However, due to the Company’s use of state net operating loss (“NOL”) carryovers in the United States, state tax authorities may attempt to reduce or fully offset the amount of state NOL carryovers from tax years ended 2011 and forward that the Company used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Poland for tax years 2015 and forward, Spain, Germany, and Italy for tax years 2016 and forward, and the United Kingdom for tax years 2018 and forward. To date there have been no material assessments related to audits in any of the applicable foreign jurisdictions.

As of June 30, 2020, the Company had unrecognized tax benefits of $2.7 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.  If recognized, $2.6 million of these unrecognized tax benefits would impact the Company’s effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of June 30, 2020, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.2 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30,	December 31,
	2020	2019
Deferred tax assets, net of deferred tax liabilities	$20,947	$21,513
Valuation allowance	(2,137)	(2,130)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$18,810	$19,383

The valuation allowances as of June 30, 2020 and December 31, 2019 primarily related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has estimated its annual effective tax rate for the full fiscal year 2020 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2020.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2020, the Company recorded a provision for income taxes of $3.1 million that resulted in an effective tax rate of 43.1%, as compared to a provision for income taxes of $6.7 million that resulted in an effective tax rate of 35.0% for the six months ended June 30, 2019. The change in the effective tax rate in 2020 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income between periods.

In the United States, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.  The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2020 annual effective tax rate that is reflected in its provision for income taxes for the six months ended June 30, 2020.

The Tax Act also imposed a Transition Tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries of the Company. As a result of the Tax Act, the Company recorded a final tax expense of $37.2 million related to the Transition Tax, comprised of a provisional Transition Tax obligation of $40.3 million in 2017 and a subsequent $(3.1) million measurement period adjustment in 2018.  As of June 30, 2020, $28.9 million of the Transition Tax was unpaid, of which $25.1 million was recorded in “Other long-term liabilities” and $3.8 million was recorded in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheet. The Company has elected to pay the Transition Tax over an eight-year period beginning in 2018, as permitted under the Tax Act.

The Company earns a significant amount of its revenues outside the United States and, as of December 31, 2019, the Company’s accumulated foreign earnings and profits were $431.2 million, of which the Company intended to indefinitely reinvest $231.2 million as of June 30, 2020.  As of June 30, 2020 and December 31, 2019, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $228.1 million and $289.4 million, respectively, and by the Company’s non-U.S. entities was $302.8 million and $276.2 million, respectively.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of June 30, 2020, a total of 2,300,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of June 30, 2020, there were 499,638 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

As of June 30, 2020, there were options to purchase 1,480,533 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended June 30, 2020:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of April 1, 2020	1,601	$141.41
Granted	20	$124.48
Exercised	(12)	$127.93	$24
Forfeited/Expired	(128)	$146.13
Balance as of June 30, 2020	1,481	$140.88
Exercisable as of June 30, 2020	910	$138.40	$0	4.9
Expected to vest as of June 30, 2020	571	$144.82	$0	8.8
Total	1,481	$140.88	$0	6.4

Stock options outstanding as of June 30, 2020 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2020
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$119.02 - $140.00	903	$125.43	5.5
$140.01 - $160.00	333	$151.60	9.4
$160.01 - $180.00	95	$169.07	4.8
$180.01 - $201.25	150	$192.25	6.1
Total	1,481	$140.88	6.4

An aggregate of 23,750 stock options with an aggregate fair value of $1.4 million vested during the three months ended June 30, 2020. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $42.50 and $48.84 for each share subject to a stock option granted during the three months ended June 30, 2020 and 2019, respectively, based on the following assumptions:

	Three months ended
	June 30,
	2020	2019
Expected term of options in years	6.3	6.3
Expected volatility	34.4%	33.2% - 33.3%
Risk-free interest rate	0.4%	2.0% - 2.3%
Expected dividend yield	0.0%	0.0%

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three and six months ended June 30, 2020, the Company recognized approximately $2.2 million and $5.4 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and six months ended June 30, 2019, the Company recognized approximately $3.0 million and $6.0 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of June 30, 2020, there was approximately $25.8 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.8 years.

Other stock-based awards

During the three months ended June 30, 2020, the Company did not grant any “other stock-based awards” under the 2013 Equity Plan. For each of the three and six months ended June 30, 2020 and 2019, the Company did not recognize a material amount of share-based compensation expense from other stock-based awards. As of June 30, 2020, there was approximately $0.2 million of total unrecognized share-based compensation expense related to other stock-based awards.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 1.9 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

(10) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method.

For the three and six months ended June 30, 2020, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 1,014,000 and 1,050,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and six months ended June 30, 2019, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 947,000 and 955,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended June 30, 2020
Total revenues	$62,066	$37,478	$11,040	$110,584
Gross profit	$48,069	$29,856	$8,670	$86,595
Three months ended June 30, 2019
Total revenues	$67,338	$38,957	$11,442	$117,737
Gross profit	$52,994	$30,679	$8,714	$92,387
Six months ended June 30, 2020
Total revenues	$127,555	$72,951	$21,502	$222,008
Gross profit	$99,511	$57,032	$16,931	$173,474
Six months ended June 30, 2019
Total revenues	$132,219	$76,632	$24,252	$233,103
Gross profit	$102,528	$60,207	$18,845	$181,580
As of June 30, 2020
Long-lived assets	$118,707	$11,787	$10,945	$141,439
As of December 31, 2019
Long-lived assets	$118,168	$13,636	$11,912	$143,716

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and six months ended June 30, 2020 and 2019, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2020 and 2019, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2020 and December 31, 2019, no individual foreign country accounted for 10% or more of total consolidated assets.
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

Business Overview

MicroStrategy® is a global leader in enterprise analytics software and services. Our vision is to enable Intelligence Everywhere™.  The MicroStrategy platform brings together data from our customers’ enterprise applications, such as their financial systems, human resources systems, and supply chain and customer relationship management tools, to provide analytics for actionable insights. Customers can also use our consulting and education offerings to harness MicroStrategy’s innovative technology and empower their workforce to make better decisions.

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

During the three and six months ended June 30, 2020, we believe our product licenses revenues were negatively impacted by the overall depressed macroeconomic environment resulting from the COVID-19 pandemic. As significant uncertainty exists concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods, we may experience decreased product licenses revenues compared to prior year periods until the effects of the pandemic have subsided.  Although we continued to see high renewal rates in our product support services during the first half of 2020, our product support revenues may be negatively impacted in future periods to the extent that customers require extended payment terms or determine not to renew their product support arrangements as part of their efforts to reduce expenses.  Similarly, we may experience declines in our consulting revenues in future periods as our customers continue to operate in remote work environments and aim to reduce expenses. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and cancelling or shifting our customer, employee, and industry events to a virtual-only format for the foreseeable future. Our sales and marketing expenses decreased significantly during the three and six months ended June 30, 2020, as we adapted to the challenges of selling in the current depressed macroeconomic environment, adopted virtual sales and marketing practices, and streamlined our team to sell in this new environment.  We expect our sales and marketing expenses, during the balance of 2020, will continue to be lower compared to prior year periods.  We also expect our research and development and general and administrative expenses, during the balance of 2020, will continue to be lower compared to prior year periods as a result of additional personnel reductions.

We have received, and may continue to receive, government assistance from various relief packages available in countries where we operate.   For example, in the United States, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 to provide broad-based economic relief to various sectors of the U.S. economy through a variety of means, including payroll and income tax deferrals and employee retention credits.  We have deferred payment of $1.6 million in U.S. federal and state income taxes previously due in April 2020 to July 2020 and expect to defer payment of $4.7 million of our employer portion of U.S. social security taxes accrued through December 31, 2020, half of which we expect to pay by December 31, 2021 and the remainder by December 31, 2022. Where taxes payable to government entities have been deferred to a later date, no reduction of expenses has been recorded.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Product licenses	$14,816	$20,121	$27,400	$38,412
Subscription services	8,021	7,104	15,989	14,248
Total product licenses and subscription services	22,837	27,225	43,389	52,660
Product support	70,038	72,978	141,196	144,428
Other services	17,709	17,534	37,423	36,015
Total revenues	110,584	117,737	222,008	233,103
Cost of revenues
Product licenses	514	552	1,184	1,071
Subscription services	3,792	3,489	7,856	7,087
Total product licenses and subscription services	4,306	4,041	9,040	8,158
Product support	6,837	7,721	13,555	14,788
Other services	12,846	13,588	25,939	28,577
Total cost of revenues	23,989	25,350	48,534	51,523
Gross profit	86,595	92,387	173,474	181,580
Operating expenses
Sales and marketing	34,951	48,273	74,469	97,033
Research and development	25,867	27,764	51,968	55,979
General and administrative	19,449	21,180	40,781	43,784
Total operating expenses	80,267	97,217	167,218	196,796
Income (loss) from operations	$6,328	$(4,830)	$6,256	$(15,216)

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

Employees

As of June 30, 2020, we had a total of 2,259 employees, of whom 978 were based in the United States and 1,281 were based internationally.  The following table summarizes employee headcount as of the dates indicated:

	June 30,	December 31,	June 30,
	2020	2019	2019
Subscription services	64	69	62
Product support	189	219	234
Consulting	421	392	404
Education	43	38	40
Sales and marketing	573	597	637
Research and development	684	743	764
General and administrative	285	338	336
Total headcount	2,259	2,396	2,477

Share-based Compensation Expense

As discussed in Note 9, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock and certain other stock-based awards under our 2013 Equity Plan.  Share-based compensation expense (in thousands) from these awards was recognized in the following cost of revenues and operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of subscription services revenues	$16	$0	$33	$0
Cost of product support revenues	(50)	81	$74	$162
Cost of consulting revenues	0	46	0	98
Cost of education revenues	67	(28)	133	20
Sales and marketing	384	1,055	806	1,958
Research and development	574	585	1,212	1,264
General and administrative	1,235	1,297	3,079	2,551
Total share-based compensation expense	$2,226	$3,036	$5,337	$6,053

As of June 30, 2020, we estimated that approximately $26.0 million of additional share-based compensation expense for awards granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.8 years.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP income (loss) from operations that excludes the impact of our share-based compensation arrangements, (ii) non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per share that exclude the impact from the Domain Name Sale in the second quarter of 2019, and (iii) certain non-GAAP constant currency revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis.  The first supplemental financial measure excludes a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment and the resulting share-based compensation expense could vary significantly in comparison to other companies.  The second set of supplemental financial measures excludes the impact from the Domain Name Sale, which is outside of our normal business operations.  The third set of supplemental financial measures excludes changes resulting from fluctuations in foreign currency exchange rates so that results may be compared to the same period in the prior year on a non-GAAP constant currency basis.  We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP income (loss) from operations excluding the impact of our share-based compensation arrangements to its most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Reconciliation of non-GAAP income (loss) from operations:
Income (loss) from operations	$6,328	$(4,830)	$6,256	$(15,216)
Share-based compensation expense	2,226	3,036	5,337	6,053
Non-GAAP income (loss) from operations	$8,554	$(1,794)	$11,593	$(9,163)

The following are reconciliations of our non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per share, in each case excluding the impact of the Domain Name Sale in the second quarter of 2019, to their most directly comparable GAAP measures (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Reconciliation of non-GAAP net income (loss):
Net income	$3,387	$20,394	$4,044	$12,488
Gain from Domain Name Sale, net of tax	0	(21,778)	0	(21,778)
Non-GAAP net income (loss)	$3,387	$(1,384)	$4,044	$(9,290)

Reconciliation of non-GAAP diluted earnings (loss) per share:
Diluted earnings per share	$0.35	$1.98	$0.41	$1.21
Gain from Domain Name Sale, net of tax (per diluted share)	0.00	(2.12)	0.00	(2.11)
Non-GAAP diluted earnings (loss) per share	$0.35	$(0.14)	$0.41	$(0.90)

The following are reconciliations of certain non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$14,816	$(655)	$15,471	$20,121	-26.4%	-23.1%
Subscription services revenues	8,021	(46)	8,067	7,104	12.9%	13.6%
Product support revenues	70,038	(1,165)	71,203	72,978	-4.0%	-2.4%
Other services revenues	17,709	(243)	17,952	17,534	1.0%	2.4%
Cost of product support revenues	6,837	(99)	6,936	7,721	-11.4%	-10.2%
Cost of other services revenues	12,846	(404)	13,250	13,588	-5.5%	-2.5%
Sales and marketing expenses	34,951	(1,095)	36,046	48,273	-27.6%	-25.3%
Research and development expenses	25,867	(251)	26,118	27,764	-6.8%	-5.9%
General and administrative expenses	19,449	(224)	19,673	21,180	-8.2%	-7.1%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2019	2019	2019	2018	2019	2019
Product licenses revenues	$20,121	$(616)	$20,737	$19,292	4.3%	7.5%
Subscription services revenues	7,104	(93)	7,197	7,584	-6.3%	-5.1%
Product support revenues	72,978	(2,091)	75,069	73,676	-0.9%	1.9%
Other services revenues	17,534	(603)	18,137	20,050	-12.5%	-9.5%
Cost of product support revenues	7,721	(163)	7,884	4,810	60.5%	63.9%
Cost of other services revenues	13,588	(499)	14,087	15,118	-10.1%	-6.8%
Sales and marketing expenses	48,273	(1,382)	49,655	50,978	-5.3%	-2.6%
Research and development expenses	27,764	(409)	28,173	25,082	10.7%	12.3%
General and administrative expenses	21,180	(309)	21,489	21,299	-0.6%	0.9%

	Six Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$27,400	$(1,196)	$28,596	$38,412	-28.7%	-25.6%
Subscription services revenues	15,989	(82)	16,071	14,248	12.2%	12.8%
Product support revenues	141,196	(2,341)	143,537	144,428	-2.2%	-0.6%
Other services revenues	37,423	(498)	37,921	36,015	3.9%	5.3%
Cost of product support revenues	13,555	(178)	13,733	14,788	-8.3%	-7.1%
Cost of other services revenues	25,939	(693)	26,632	28,577	-9.2%	-6.8%
Sales and marketing expenses	74,469	(2,105)	76,574	97,033	-23.3%	-21.1%
Research and development expenses	51,968	(465)	52,433	55,979	-7.2%	-6.3%
General and administrative expenses	40,781	(423)	41,204	43,784	-6.9%	-5.9%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2019	2019	2019	2018	2019	2019
Product licenses revenues	$38,412	$(1,940)	$40,352	$36,593	5.0%	10.3%
Subscription services revenues	14,248	(206)	14,454	15,246	-6.5%	-5.2%
Product support revenues	144,428	(4,786)	149,214	148,091	-2.5%	0.8%
Other services revenues	36,015	(1,415)	37,430	43,639	-17.5%	-14.2%
Cost of product support revenues	14,788	(351)	15,139	9,606	53.9%	57.6%
Cost of other services revenues	28,577	(1,296)	29,873	30,047	-4.9%	-0.6%
Sales and marketing expenses	97,033	(3,066)	100,099	102,313	-5.2%	-2.2%
Research and development expenses	55,979	(819)	56,798	48,642	15.1%	16.8%
General and administrative expenses	43,784	(707)	44,491	43,471	0.7%	2.3%

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

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$5,678	$11,525	-50.7%	$12,663	$20,719	-38.9%
International	9,138	8,596	6.3%	14,737	17,693	-16.7%
Total product licenses revenues	14,816	20,121	-26.4%	27,400	38,412	-28.7%
Subscription Services
Domestic	6,160	5,379	14.5%	12,128	10,842	11.9%
International	1,861	1,725	7.9%	3,861	3,406	13.4%
Total subscription services revenues	8,021	7,104	12.9%	15,989	14,248	12.2%
Total product licenses and subscription services revenues	$22,837	$27,225	-16.1%	$43,389	$52,660	-17.6%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	1	5	1	7
Between $0.5 million and $1.0 million in licenses revenue recognized	4	1	7	4
Total	5	6	8	11
Domestic:
More than $1.0 million in licenses revenue recognized	0	4	0	5
Between $0.5 million and $1.0 million in licenses revenue recognized	1	1	3	2
Total	1	5	3	7
International:
More than $1.0 million in licenses revenue recognized	1	1	1	2
Between $0.5 million and $1.0 million in licenses revenue recognized	3	0	4	2
Total	4	1	5	4

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$3,195	$7,579	-57.8%	$3,195	$9,981	-68.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,342	993	135.9%	4,644	3,054	52.1%
Less than $0.5 million in licenses revenue recognized	9,279	11,549	-19.7%	19,561	25,377	-22.9%
Total	14,816	20,121	-26.4%	27,400	38,412	-28.7%
Domestic:
More than $1.0 million in licenses revenue recognized	0	5,219	-100.0%	0	6,347	-100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	525	993	-47.1%	1,833	1,542	18.9%
Less than $0.5 million in licenses revenue recognized	5,153	5,313	-3.0%	10,830	12,830	-15.6%
Total	5,678	11,525	-50.7%	12,663	20,719	-38.9%
International:
More than $1.0 million in licenses revenue recognized	3,195	2,360	35.4%	3,195	3,634	-12.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,817	0	n/a	2,811	1,512	85.9%
Less than $0.5 million in licenses revenue recognized	4,126	6,236	-33.8%	8,731	12,547	-30.4%
Total	$9,138	$8,596	6.3%	$14,737	$17,693	-16.7%

Product licenses revenues decreased $5.3 million and $11.0 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year.  For the three months ended June 30, 2020 and 2019, product licenses transactions with more than $0.5 million in recognized revenue represented 37.4% and 42.6%, respectively, of our product licenses revenues.  For the six months ended June 30, 2020, our top three product licenses transactions totaled $5.0 million in recognized revenue, or 18.1% of total product licenses revenues, compared to $5.4 million, or 14.0% of total product licenses revenues, for the six months ended June 30, 2019. During the three months ended June 30, 2020, we were able to close certain product license deals that were previously delayed from the first quarter of 2020 due to customers shifting their attention to address operational challenges associated with the COVID-19 pandemic. However, we also experienced delays in closing certain product license deals during the three months ended June 30, 2020 due to a general increase in the time it takes to close deals in the current depressed macroeconomic environment. We may continue to experience decreased product licenses revenues compared to prior year periods until the effects of the pandemic have subsided.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $5.8 million for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $1.0 million in recognized revenue and a decrease in the average deal size of transactions with recognized revenue between $0.5 million and $1.0 million.  Domestic product licenses revenues decreased $8.1 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $1.0 million in recognized revenue and a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues did not materially change for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million and an increase in the average deal size of transactions with more than $1.0 million in recognized revenue, substantially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue and a $0.7 million unfavorable foreign currency exchange impact.  International product licenses revenues decreased $3.0 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with less than $0.5 million in recognized revenue and a $1.2 million unfavorable foreign currency exchange impact, partially offset by an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

Subscription services revenues.  Subscription services revenues are derived from the MicroStrategy Cloud Environment, a cloud subscription service, that are recognized ratably over the service period in the contract.  Subscription services revenues increased $0.9 million and $1.7 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to an increase in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
Product Support Revenues:
Domestic	$41,631	$43,184	-3.6%	$84,428	$85,186	-0.9%
International	28,407	29,794	-4.7%	56,768	59,242	-4.2%
Total product support revenues	$70,038	$72,978	-4.0%	$141,196	$144,428	-2.2%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $2.9 million for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $1.2 million unfavorable foreign currency exchange impact, a decrease in new product support contracts, certain customers converting from product licenses to our subscription services offering, and higher revenues in the prior year from late product support renewals. Product support revenues decreased $3.2 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $2.3 million unfavorable foreign currency exchange impact, a decrease in new product support contracts, and certain customers converting from product licenses to our subscription services offering. Although our product support revenues were not materially impacted by the COVID-19 pandemic during the three and six months ended June 30, 2020, we believe our product support revenues may be negatively impacted in future periods by the overall depressed macroeconomic environment resulting from the COVID-19 pandemic and to the extent that customers require extended payment terms or determine not to renew their product support arrangements as part of their efforts to reduce expenses.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
Other Services Revenues:
Consulting
Domestic	$7,987	$6,254	27.7%	$17,012	$13,300	27.9%
International	8,591	9,240	-7.0%	18,007	18,797	-4.2%
Total consulting revenues	16,578	15,494	7.0%	35,019	32,097	9.1%
Education	1,131	2,040	-44.6%	2,404	3,918	-38.6%
Total other services revenues	$17,709	$17,534	1.0%	$37,423	$36,015	3.9%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues increased $1.1 million for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to an increase in billable hours, partially offset by a decrease in average bill rates worldwide. Consulting revenues increased $2.9 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to an increase in billable hours worldwide. Although our consulting revenues were not materially impacted by the COVID-19 pandemic during the three and six months ended June 30, 2020, we believe our consulting revenues may be negatively impacted in future periods by the overall depressed macroeconomic environment resulting from the COVID-19 pandemic, particularly as our customers continue to operate in remote work environments and aim to reduce expenses.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues decreased $0.9 million and $1.5 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to a reduction in the average sales price of our education offerings and education offerings that we made available at no charge for a limited time period during the first half of 2020 in response to the COVID-19 pandemic.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$514	$552	-6.9%	$1,184	$1,071	10.6%
Subscription services	3,792	3,489	8.7%	7,856	7,087	10.9%
Total product licenses and subscription services	4,306	4,041	6.6%	9,040	8,158	10.8%
Product support	6,837	7,721	-11.4%	13,555	14,788	-8.3%
Other services:
Consulting	10,168	11,909	-14.6%	21,596	24,894	-13.2%
Education	2,678	1,679	59.5%	4,343	3,683	17.9%
Total other services	12,846	13,588	-5.5%	25,939	28,577	-9.2%
Total cost of revenues	$23,989	$25,350	-5.4%	$48,534	$51,523	-5.8%

Cost of product licenses revenues.  Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Cost of product licenses revenues did not materially change for the three and six months ended June 30, 2020, as compared to the same periods in the prior year.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Subscription services headcount increased 3.2% to 64 at June 30, 2020 from 62 at June 30, 2019. Cost of subscription services revenues did not materially change for the three months ended June 30, 2020, as compared to the same period in the prior year.  Cost of subscription services revenues increased $0.8 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $0.7 million increase in compensation and related costs due to an increase in average staffing levels.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program.  Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion.  Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues.  Product support headcount decreased 19.2% to 189 at June 30, 2020 from 234 at June 30, 2019. Cost of product support revenues decreased $0.9 million for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in compensation and related costs due to a decrease in product support staffing levels.  Cost of product support revenues decreased $1.2 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $0.7 million decrease in compensation and related costs due to a decrease in product support staffing levels.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues.  Consulting headcount increased 4.2% to 421 at June 30, 2020 from 404 at June 30, 2019.  Cost of consulting revenues decreased $1.7 million for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $1.7 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic. Cost of consulting revenues decreased $3.3 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $2.3 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic and a $0.6 million decrease in compensation and related costs due to a decrease in variable compensation, partially offset by an increase in consulting staffing levels.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs and technology infrastructure costs.  Education headcount increased 7.5% to 43 at June 30, 2020 from 40 at June 30, 2019.  Cost of education revenues increased $1.0 million for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $0.8 million increase in technology infrastructure costs associated with education offerings that we made available at no charge for a limited time period during the second quarter of 2020 in response to the COVID-19 pandemic.  Cost of education revenues increased $0.7 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $0.9 million increase in technology infrastructure costs associated with education offerings that we made available at no charge for a limited time period during the first half of 2020 in response to the COVID-19 pandemic.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 10.0% to 573 at June 30, 2020 from 637 at June 30, 2019.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
Sales and marketing expenses	$34,951	$48,273	-27.6%	$74,469	$97,033	-23.3%

Sales and marketing expenses decreased $13.3 million for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $3.6 million decrease in variable compensation, a $3.4 million decrease in marketing and advertising costs as we transitioned from in-person to virtual marketing events, a $2.4 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic, a $2.0 million decrease in employee salaries due to a decrease in staffing levels, a $0.7 million net decrease in share-based compensation expense, a $0.6 million decrease in facility and other related support costs, and a $0.5 million decrease in subcontractor costs.  The $0.7 million net decrease in share-based compensation expense is primarily due to the forfeiture of certain stock options. Included in sales and marketing expenses for the three months ended June 30, 2020 is an aggregate $1.1 million favorable foreign currency exchange impact.

Sales and marketing expenses decreased $22.6 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $7.1 million decrease in variable compensation, which includes the cancellation of a sales employee awards event as a result of the COVID-19 pandemic, a $4.6 million decrease in employee salaries due to a decrease in staffing levels, a $4.1 million decrease in marketing and advertising costs as we transitioned from in-person to virtual marketing events, a $3.4 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic, a $1.2 million decrease in facility and other related support costs, a $1.2 million net decrease in share-based compensation expense, a $0.7 million decrease in subcontractor costs, and a $0.5 million decrease in the amortization of capitalized variable compensation.  The $1.2 million net decrease in share-based compensation expense is primarily due to the forfeiture of certain stock options.  Included in sales and marketing expenses for the six months ended June 30, 2020 is an aggregate $2.1 million favorable foreign currency exchange impact.

We expect sales and marketing expenses in the near term will be lower compared to prior year periods as we continue to transition from in-person to more virtual sales and marketing practices and streamline our team to sell in the current depressed macroeconomic environment.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Due to the pace of our software development efforts and frequency of our software releases, our software development costs are expensed as incurred. We do not expect to capitalize material software development costs in the near term. Research and development headcount decreased 10.5% to 684 at June 30, 2020 from 764 at June 30, 2019. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
Research and development expenses	$25,867	$27,764	-6.8%	$51,968	$55,979	-7.2%

Research and development expenses decreased $1.9 million for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $1.1 million decrease in compensation and related costs due to a decrease in staffing levels.

Research and development expenses decreased $4.0 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $1.7 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.5 million decrease in consulting and advisory costs, a $0.5 million decrease in recruiting costs, a $0.5 million decrease in employee relations expenses, and a $0.4 million decrease in technology infrastructure costs.

We expect research and development expenses in the near term will be lower compared to prior year periods as we undertake additional personnel reductions.

General and administrative expenses.  General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.  General and administrative headcount decreased 15.2% to 285 at June 30, 2020 from 336 at June 30, 2019.  The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
General and administrative expenses	$19,449	$21,180	-8.2%	$40,781	$43,784	-6.9%

General and administrative expenses decreased $1.7 million for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $0.6 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic and a $0.6 million decrease in facility and other related support costs.

General and administrative expenses decreased $3.0 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $1.1 million decrease in facility and other related support costs, a $0.7 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic, a $0.6 million decrease in recruiting costs, and a $0.6 million decrease in legal, consulting, and other advisory costs, partially offset by a $0.5 million net increase in share-based compensation expense.  The $0.5 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards becoming fully vested and the forfeiture of certain stock options.

We expect general and administrative expenses in the near term will be lower compared to prior year periods as we undertake additional personnel reductions.

Other (Expense) Income, Net

For the three and six months ended June 30, 2020, other expense, net, of $2.0 million and $1.6 million, respectively, were comprised primarily of foreign currency transaction net losses. For the three and six months ended June 30, 2019, other income, net, of $29.4 million and $28.8 million, respectively, were comprised primarily of a $29.8 million gain from the Domain Name Sale in the second quarter of 2019.

Provision for Income Taxes

We have estimated an annual effective tax rate for the full fiscal year 2020 and applied that rate to the income before income taxes in determining the provision for income taxes for the six months ended June 30, 2020.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the six months ended June 30, 2020, we recorded a provision for income taxes of $3.1 million that resulted in an effective tax rate of 43.1%, as compared to a provision for income taxes of $6.7 million that resulted in an effective tax rate of 35.0% for the six months ended June 30, 2019.  The change in the effective tax rate in 2020 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income between periods.

As of June 30, 2020, we had no U.S. federal NOL carryforwards and we estimated that we had $5.5 million of foreign NOL carryforwards.  As of June 30, 2020, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $18.8 million.

As of June 30, 2020, we had a valuation allowance of $2.1 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.  If we are unable to sustain or increase profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.  We will continue to regularly assess the realizability of deferred tax assets.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent amounts received or due from our customers in advance of our transferring our software or services to the customer. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2020	2019	2019
Current:
Deferred product licenses revenue	$100	$481	$633
Deferred subscription services revenue	17,934	16,561	15,393
Deferred product support revenue	142,543	161,670	152,866
Deferred other services revenue	7,066	8,395	7,894
Total current deferred revenue and advance payments	$167,643	$187,107	$176,786
Non-current:
Deferred product licenses revenue	$168	$293	$405
Deferred subscription services revenue	90	97	116
Deferred product support revenue	5,152	3,417	3,083
Deferred other services revenue	500	537	571
Total non-current deferred revenue and advance payments	$5,910	$4,344	$4,175
Total current and non-current:
Deferred product licenses revenue	$268	$774	$1,038
Deferred subscription services revenue	18,024	16,658	15,509
Deferred product support revenue	147,695	165,087	155,949
Deferred other services revenue	7,566	8,932	8,465
Total current and non-current deferred revenue and advance payments	$173,553	$191,451	$180,961

Total deferred revenue and advance payments decreased $17.9 million as of June 30, 2020, as compared to December 31, 2019, primarily due to the recognition of previously deferred product support, other services, and product licenses revenues, partially offset by an increase in deferred revenues from new subscription services contracts. Total deferred revenue and advance payments decreased $7.4 million as of June 30, 2020, as compared to June 30, 2019, primarily due to the recognition of previously deferred product support, other services, and product licenses revenues and a decrease in our international deferred revenue balances from the general strengthening of the U.S. dollar, partially offset by an increase in deferred revenues from new subscription services contracts.

We expect to recognize approximately $167.6 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable.  Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities.  We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.  We currently have substantial excess cash that we do not believe we need to manage our day‐to‐day business or to achieve reasonable growth objectives. Therefore, over the next 12 months, we intend to return up to $250 million to our stockholders and invest up to another $250 million in one or more alternative investments or assets that may generate higher returns than our current investments.

As of June 30, 2020 and December 31, 2019, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $228.1 million and $289.4 million, respectively, and by our non-U.S. entities was $302.8 million and $276.2 million, respectively. We earn a significant amount of our revenues outside the United States and our accumulated foreign earnings and profits as of December 31, 2019 were $431.2 million, of which we intended to indefinitely reinvest $231.2 million as of June 30, 2020. We do not anticipate needing to repatriate additional cash or cash equivalents held by non-U.S. entities to the United States to finance our U.S. operations.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended June 30,		%
	2020	2019	Change
Net cash provided by operating activities	$26,521	$49,202	-46.1%
Net cash (used in) provided by investing activities	$(1,090)	$148,923	100.7%
Net cash used in financing activities	$(59,973)	$(46,408)	29.2%

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses and product support, as well as consulting, education, and subscription services, and, in the six months ended June 30, 2019, consideration received from the Domain Name Sale, net of related income taxes and immaterial transaction costs. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities decreased $22.7 million for the six months ended June 30, 2020, as compared to the same period in the prior year, due to a $19.4 million decrease from changes in operating assets and liabilities and an $8.4 million decrease in net income, partially offset by a $5.2 million increase from changes in non-cash items.  Included in net cash provided by operating activities for the six months ended June 30, 2019 is a gain of $21.8 million from the Domain Name Sale, net of related income taxes and immaterial transaction costs.  Non-cash items consist primarily of depreciation and amortization, reduction in the carrying amount of ROU assets, credit losses and sales allowances, deferred taxes, and share-based compensation expense.

Net cash (used in) provided by investing activities.  The changes in net cash (used in) provided by investing activities relate to purchases and redemptions of short-term investments and expenditures on property and equipment. Net cash used in investing activities was $1.1 million for the six months ended June 30, 2020, while net cash provided by investing activities was $148.9 million for the six months ended June 30, 2019.  The change in net cash (used in) provided by investing activities was due to a $359.6 million decrease in proceeds from the redemption of short-term investments, partially offset by a $202.3 million decrease in purchases of short-term investments and a $7.3 million decrease in purchases of property and equipment.

Net cash used in financing activities.  The changes in net cash (used in) provided by financing activities primarily relate to the purchase of treasury stock and the exercise of stock options under the 2013 Equity Plan. Net cash used in financing activities increased $13.6 million for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily due to a $13.6 million increase in purchases of treasury stock.

Share repurchases. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report and Note 7, Treasury Stock, to the Consolidated Financial Statements for further information.

Contractual obligations.

The following table shows future minimum payments under noncancellable operating leases and purchase agreements with initial terms of greater than one year and anticipated payments related to the Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of June 30, 2020 (in thousands):

	Payments due by period ended June 30,
	Total	2021	2022-2023	2024-2025	Thereafter
Contractual Obligations:
Operating leases	$151,356	$16,994	$32,685	$28,456	$73,221
Purchase obligations	10,716	6,047	2,270	1,351	1,048
Transition Tax	28,935	3,847	8,486	16,602	0
Total	$191,007	$26,888	$43,441	$46,409	$74,269

Unrecognized tax benefits.  As of June 30, 2020, we had $2.7 million of total gross unrecognized tax benefits, including accrued interest, recorded in “Other long-term liabilities.”  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect any significant tax payments related to these obligations during 2020.

Off-balance sheet arrangements.  As of June 30, 2020, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk.  We face exposure to changes in interest rates primarily relating to our investments.  We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments.  These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.  We do not hold or invest in these fixed-rate instruments for trading purposes or speculation. As of June 30, 2020, we held approximately $110.0 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 43.9% and 42.8% of our total revenues for the three months ended June 30, 2020 and 2019, respectively, and 42.5% and 43.3% of our total revenues for the six months ended June 30, 2020 and 2019, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of June 30, 2020 and December 31, 2019, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.4% and 0.3%, respectively. If average exchange rates during the six months ended June 30, 2020 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2020 would have decreased by 3.9%.  During the six months ended June 30, 2020, our revenues were lower by 1.8% as a result of a 3.6% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  We have not experienced any material impact on our internal control over financial reporting despite the fact that many of our employees are working remotely as a result of the COVID-19 pandemic.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal control over financial reporting to minimize the impact on the design and operating effectiveness of such internal control.

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

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we can recognize revenue;
•	the timing of announcements of new offerings by us or our competitors;
•	changes in our pricing policies or those of our competitors;
•	market acceptance of new and enhanced versions of our offerings;
•	the length of our sales cycles;
•	seasonal or other buying patterns of our customers;
•	changes in our operating expenses;
•	the impact of the COVID-19 pandemic, or other future infectious disease pandemics, on the global economy and on our customers, suppliers, employees, and business;
•	the timing of research and development projects and the capitalization of software development costs;
•	personnel changes;
•	our use of channel partners;
•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software;
•	fluctuations in foreign currency exchange rates;
•	bilateral or multilateral trade tensions, which could affect the reception for our offerings in particular foreign markets;
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

•	announcements by us or our competitors of acquisitions, dispositions, new offerings, significant contracts, commercial relationships, or capital commitments;
•	the emergence of new sales channels in which we are unable to compete effectively;
•	our ability to develop, market, and deliver new and enhanced offerings on a timely basis;
•	commencement of, or our involvement in, litigation;
•	any major change in our Board of Directors, management, or governing documents;
•	changes in government regulations or in the status of our regulatory approvals;
•	recommendations by securities analysts or changes in earnings estimates and our ability to meet those estimates;
•	investor perception of our Company;
•	announcements by our competitors of their earnings that are not in line with analyst expectations;
•	the volume of shares of our class A common stock available for public sale;
•	sales or purchases of stock by us or by our stockholders, and issuances of awards under our stock incentive plan;
•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and
•	general economic conditions and slow or negative growth of related markets, including as a result of the COVID-19 pandemic.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the six months ended June 30, 2020; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2020, we had $18.8 million of deferred tax assets, net of a $2.1 million valuation allowance. If we are unable to sustain or increase profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

We face risks related to the COVID-19 pandemic that could significantly disrupt our business and operating results.

The COVID-19 pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many countries have instituted quarantines, work-from-home directives, shelter-in-place orders, social distancing mandates, travel restrictions, border closures, limitations on public gatherings, and closures of or operational limitations on non-essential businesses, which are adversely impacting a number of industries such as travel, leisure, hospitality, and retail. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of prolonged global economic slowdown, which could decrease technology spending, adversely affect demand for our offerings, and harm our business and operating results.

During the three and six months ended June 30, 2020, we believe our product licenses revenues were negatively impacted by the overall depressed macroeconomic environment resulting from the COVID-19 pandemic. As significant uncertainty exists concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods, we may experience decreased product licenses revenues compared to prior year periods until the effects of the pandemic have subsided. Our product support revenues may be negatively impacted in future periods to the extent that customers require extended payment terms or determine not to renew their product support arrangements as part of their efforts to reduce expenses.  Similarly, we may experience declines in our consulting revenues in future periods as our customers continue to operate in remote work environments and aim to reduce expenses.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

In light of the uncertain and rapidly evolving situation relating to COVID-19, we have taken precautionary measures intended to reduce the risk of the virus to our employees, customers, and communities in which we operate. We have established remote working arrangements for our employees, placed restrictions on non-essential business travel, and cancelled or shifted our customer, employee, and industry events to a virtual-only format for the foreseeable future. We expect that many of our customers and partners are doing the same. As a result of these precautionary measures, there could be a negative impact on our sales, marketing, and customer success efforts, continued delays in our sales cycles, delays in the release or delivery of new or enhanced offerings or unexpected changes to such offerings, or operational or other challenges, any of which could significantly disrupt our business and operating results. For example, our shift to creating virtual customer, employee, and industry events may not be successful, and we may not be able to showcase our products as effectively or generate the same customer interest, opportunities, and leads through virtual events as we have historically done through in-person events. Additionally, while we have not experienced any material disruptions to date, there can be no assurance that our technological systems or infrastructure are or will be equipped to facilitate effective remote working arrangements or operate in compliance with all laws and regulations for our employees in the short or long term.

Considerable uncertainty still surrounds COVID-19 and its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses. Although we continue to actively monitor the situation and may take further actions as may be required by government authorities or as more information and public health guidance become available, the full extent to which COVID-19 impacts our business and operating results will depend on future developments, including the duration, spread, severity, and potential recurrence of the COVID-19 pandemic, impact on our customers and our sales cycles, our ability to generate new business leads, impact on our customer, employee, and industry events, and effect on our vendors, all of which are highly uncertain and cannot be predicted.

In addition, the effects of the COVID-19 pandemic may heighten many of the other risks described in this “Risk Factors” section.

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

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income tax liability could be materially adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates, earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits, or changes in tax laws, regulations, accounting principles, or interpretations thereof (including in response to the COVID-19 pandemic).

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

In addition, in response to significant market volatility and disruptions to business operations resulting from the COVID-19 pandemic, legislatures and taxing authorities in many jurisdictions in which we operate have implemented, and in the future may implement additional, changes to their tax rules.  As part of the U.S. Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act (“FFCR Act”) was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020.  Both contain numerous tax provisions.  Regulatory guidance under the Tax Act, FFCR Act, and CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition.  It is also likely that the U.S. Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have tax provisions that impact us.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act, FFCR Act, or CARES Act.  These changes in law could include modifications that have temporary effect or more permanent changes.  The impact of these changes on us, our long-term tax planning, and our effective tax rate could be material.

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

If the market for analytics software fails to grow as we expect or if businesses fail to adopt our offerings, our business, operating results, and financial condition could be materially adversely affected

Our revenue is derived from sales of our analytics software and related services.  We expect these sales to account for a large portion of our revenues for the foreseeable future.  Although demand for analytics software has grown in recent years, the market for analytics offerings continues to evolve.  Resistance from consumer and privacy groups to commercial collection, use, and sharing of data on spending patterns and other personal behavior (including individuals’ online or offline activities, mobile data, sensor data, social data, web log data, Internet of Things data, and other personal data) has grown in recent years and our customers, potential customers, or the public in general may perceive that use of our analytics software could violate individual privacy rights.  In addition, increasing government restrictions on the collection, use, and transfer of personal data could impair the further growth of the market for analytics software, especially in foreign markets.  We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions.

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

Analytics applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and software enhancements.  In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available.  We cannot be sure that we will succeed in developing, marketing, and delivering, on a timely and cost-effective basis, new or enhanced offerings that respond to technological change, new customer requirements, or evolving industry standards, nor can we be sure that any new or enhanced offerings will achieve market acceptance.  Changes to our work environment as a result of the COVID-19 pandemic could also adversely affect our ability to timely develop new or enhanced offerings.  Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue.  For example, customers may delay making purchases of a new offering to permit them to make a more thorough evaluation of the offering or until industry and marketplace reviews become widely available.  Some customers may hesitate migrating to a new offering due to concerns regarding the complexity of migration or performance issues that may occur in product infancy.  In addition, we may lose existing customers who choose a competitor’s offering rather than migrate to our new offering. This could result in a temporary or permanent revenue shortfall and materially adversely affect our business, operating results, and financial condition.

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

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility or other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, and Poland.  In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services, including AWS, Azure, and other cloud services.  We could experience a disruption or failure of our systems or the third-party hosting facility or other services that we use. Such disruptions or failures could include a natural disaster, fire, cyber-attack, act of terrorism, geopolitical conflict, pandemic (including the ongoing COVID-19 pandemic), the effects of climate change, or other catastrophic event, as well as power outages or telecommunications infrastructure outages, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, host country restrictions on the conduct of our business operations or the availability of our offerings; or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings.  For the six months ended June 30, 2020, transactions by channel partners for which we recognized revenue accounted for 22.2% of our total product licenses revenues.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours.  Because our channel partners generally do not have exclusive relationships with us, we cannot be certain that they will prioritize or devote adequate resources to selling our offerings.  Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and non-current deferred revenue and advance payments totaled $173.6 million as of June 30, 2020.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 43.9% and 42.8% of our total revenues for the three months ended June 30, 2020 and 2019, respectively, and 42.5% and 43.3% of our total revenues for the six months ended June 30, 2020 and 2019, respectively.  Our international operations require significant management attention and financial resources.

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

•	costs of localizing offerings;
•	lack of acceptance of localized offerings;
•	difficulties in and costs of staffing, managing, and operating our international operations;
•	economic weakness or currency-related crises;
•	generally longer payment cycles and greater difficulty in collecting accounts receivable;
•	tax issues, including restrictions on repatriating earnings;
•	weaker intellectual property protection;
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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period.  For the six months ended June 30, 2020, our top three product licenses transactions with recognized revenue totaled $5.0 million, or 18.1% of total product licenses revenues, compared to $5.4 million, or 14.0% of total product licenses revenues, for the six months ended June 30, 2019.  These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval.  In addition, large transactions are often more complex than smaller transactions.  These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to a subsequent period or that customers will alter their purchasing requirements.  We may also encounter greater competition and pricing pressure in larger transactions, and the sales effort and service delivery scope for larger transactions may require us to use additional resources to execute the transactions.  These factors could result in lower than anticipated revenue and earnings for a particular period or lower estimated revenue and earnings in future periods.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of our Chairman of the Board of Directors & Chief Executive Officer, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel.  Competition for these employees is intense, and competition may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers, including restrictions imposed in response to the COVID-19 pandemic.  We may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future.  Competition for qualified employees in the technology industry has historically been high, particularly for software engineers and other technical positions.  Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors & Chief Executive Officer.  If we lose the services of Mr. Saylor, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

Various U.S. federal, U.S. state, and foreign legislative, regulatory, or other government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business.  For example, in the European Union, the Court of Justice of the European Union invalidated the U.S.-EU Privacy Shield in July 2020.  The U.S.-EU Privacy Shield provided a mechanism to lawfully transfer personal data from the European Union to the United States and certain other countries.  The invalidation of the U.S.-EU Privacy Shield will require us to identify different mechanisms to lawfully transfer certain personal data from the European Union to the United States, which could result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.  Likewise, in the European Union, the General Data Protection Regulation (“GDPR”) took effect in May 2018.  GDPR governs data practices and privacy, establishes requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to €20,000,000 or 4% of global annual revenue, whichever is higher, and establishes a private right of action.  Furthermore, a new ePrivacy Regulation, regulating electronic communications, was proposed in 2017 and is under consideration by the European Commission, the European Parliament, and the European Council.

Brazil also enacted the Lei Geral de Proteção de Dados (the Brazilian General Data Protection Law), which will impose requirements largely similar to GDPR on products and services offered to users in Brazil, effective on August 15, 2020.  We may also be subject in China to the Cybersecurity Law that went into effect in June 2017 and a revision of the Personal Information Security Specification that enters into effect in October 2020, which have uncertain but broad application and imposes a number of new privacy and data security obligations, including a data localization requirement for certain types of data. China is also considering new legislation on the protection of privacy and personal data, including a Personal Information Protection Law and a Data Security Law that may impose new obligations on us.

The state of California has also adopted a new comprehensive privacy law, the California Consumer Protection Act (“CCPA”), modeled largely on GDPR, that took effect on January 1, 2020 and is expected to become enforceable no later than July 1, 2020.  We may be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could carry the threat of regulatory investigations and fines or private litigation.  In addition, several states are also considering bills similar to the CCPA.

Furthermore, the U.S. Congress is considering comprehensive privacy legislation, including legislation addressing data collected to address the COVID-19 pandemic.  At this time, it is unclear whether it will in fact pass such a law and if so, when and what it will require and prohibit.  Moreover, it is not clear whether any such legislation would give the Federal Trade Commission (“FTC”) any new authority to impose civil penalties for violations of the Federal Trade Commission Act in the first instance, whether the U.S. Congress will grant the FTC rulemaking authority over privacy and information security, or whether the U.S. Congress will vest some or all privacy and data security regulatory authority and enforcement power in a new agency, akin to E.U. Data Protection Authorities.

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

These risks will increase as we continue to grow the number and scale of our cloud subscriptions and process, store, and transmit increasingly large amounts of our customers’, prospects’, vendors’, channel partners’, and our own information and data, which may include proprietary or confidential data or personal or other identifying information.  Experts have also warned that the global disruption related to the COVID-19 pandemic and remote working conditions may result in increased threats and malicious activity.  Moreover, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of business intelligence or analytics platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of July 20, 2020, holders of our class B common stock owned 2,035,184 shares of class B common stock, or 72.7% of the total voting power.  As of July 20, 2020, Mr. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 71.8% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 – April 30, 2020	0	N/A	0	$220,265,129
May 1, 2020 – May 31, 2020	61,461	$122.23	61,461	$212,752,602
June 1, 2020 – June 30, 2020	28,675	$126.06	28,675	$209,137,964
Total:	90,136	$123.45	90,136	$209,137,964

(1)

On July 28, 2005, we announced that the Board of Directors authorized us to repurchase up to an aggregate of $300.0 million of our class A common stock from time to time on the open market under the Share Repurchase Program. The Share Repurchase Program was subsequently amended to authorize us to repurchase up to an aggregate of $800.0 million of our class A common stock through April 29, 2023, although the program may be suspended or discontinued by us at any time.  The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be funded using our working capital, as well as proceeds from any other funding arrangements that we may enter into in the future.  As of June 30, 2020, pursuant to the Share Repurchase Program, we had repurchased an aggregate of 5,674,226 shares of our class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million.  As of June 30, 2020, $209.1 million of our class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

Item 5. Other Information

Earnings Release

On July 28, 2020, we issued a press release announcing the Company’s financial results for the quarter ended June 30, 2020. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated July 28, 2020, regarding the Company’s financial results for the quarter ended June 30, 2020.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSTRATEGY INCORPORATED

By:	/s/ Phong Le
Phong Le
President & Chief Financial Officer

By:	/s/ Jeanine Montgomery
Jeanine Montgomery
Senior Vice President & Chief Accounting Officer

Date: July 28, 2020