Form 10-Q
period 2020-09-30
MICROSTRATEGY Inc
filed 2020-10-27
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of October 19, 2020, the registrant had 7,252,964 and 2,014,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,653	$456,727
Restricted cash	1,231	1,089
Short-term investments	0	108,919
Accounts receivable, net	148,512	163,516
Prepaid expenses and other current assets	16,040	23,195
Total current assets	218,436	753,446
Digital assets	380,758	0
Property and equipment, net	45,473	50,154
Right-of-use assets	79,296	85,538
Deposits and other assets	15,405	8,024
Deferred tax assets, net	33,537	19,409
Total assets	$772,905	$916,571
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$38,668	$33,919
Accrued compensation and employee benefits	44,177	48,792
Deferred revenue and advance payments	160,845	187,107
Total current liabilities	243,690	269,818
Deferred revenue and advance payments	11,657	4,344
Operating lease liabilities	95,591	103,424
Other long-term liabilities	32,651	30,400
Deferred tax liabilities	24	26
Total liabilities	383,613	408,012
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,937 shares issued and 7,253 shares outstanding, and 15,888 shares issued and 8,081 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,014 shares issued and outstanding, and 2,035 shares issued and outstanding, respectively	2	2
Additional paid-in capital	604,974	593,583
Treasury stock, at cost; 8,684 shares and 7,807 shares, respectively	(782,104)	(658,880)
Accumulated other comprehensive loss	(6,900)	(9,651)
Retained earnings	573,304	583,489
Total stockholders’ equity	389,292	508,559
Total liabilities and stockholders’ equity	$772,905	$916,571

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Revenues:
Product licenses	$29,573	$18,972
Subscription services	8,305	7,894
Total product licenses and subscription services	37,878	26,866
Product support	71,352	72,885
Other services	18,178	19,942
Total revenues	127,408	119,693
Cost of revenues:
Product licenses	545	526
Subscription services	3,656	3,889
Total product licenses and subscription services	4,201	4,415
Product support	5,679	6,922
Other services	11,856	12,478
Total cost of revenues	21,736	23,815
Gross profit	105,672	95,878
Operating expenses:
Sales and marketing	35,330	43,935
Research and development	26,638	27,457
General and administrative	19,733	19,900
Digital asset impairment losses	44,242	0
Total operating expenses	125,943	91,292
(Loss) income from operations	(20,271)	4,586
Interest income, net	209	2,941
Other (expense) income, net	(2,971)	1,882
(Loss) income before income taxes	(23,033)	9,409
Benefit from income taxes	(8,804)	(291)
Net (loss) income	$(14,229)	$9,700
Basic (loss) earnings per share (1)	$(1.48)	$0.95
Weighted average shares outstanding used in computing basic (loss) earnings per share	9,616	10,251
Diluted (loss) earnings per share (1)	$(1.48)	$0.94
Weighted average shares outstanding used in computing diluted (loss) earnings per share	9,616	10,309

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Revenues:
Product licenses	$56,973	$57,384
Subscription services	24,294	22,142
Total product licenses and subscription services	81,267	79,526
Product support	212,548	217,313
Other services	55,601	55,957
Total revenues	349,416	352,796
Cost of revenues:
Product licenses	1,729	1,597
Subscription services	11,512	10,976
Total product licenses and subscription services	13,241	12,573
Product support	19,234	21,710
Other services	37,795	41,055
Total cost of revenues	70,270	75,338
Gross profit	279,146	277,458
Operating expenses:
Sales and marketing	109,799	140,968
Research and development	78,606	83,436
General and administrative	60,514	63,684
Digital asset impairment losses	44,242	0
Total operating expenses	293,161	288,088
Loss from operations	(14,015)	(10,630)
Interest income, net	2,627	8,520
Other (expense) income, net	(4,532)	30,717
(Loss) income before income taxes	(15,920)	28,607
(Benefit from) provision for income taxes	(5,735)	6,419
Net (loss) income	$(10,185)	$22,188
Basic (loss) earnings per share (1)	$(1.04)	$2.16
Weighted average shares outstanding used in computing basic (loss) earnings per share	9,777	10,273
Diluted (loss) earnings per share (1)	$(1.04)	$2.15
Weighted average shares outstanding used in computing diluted (loss) earnings per share	9,777	10,336

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Net (loss) income	$(14,229)	$9,700
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	2,612	(2,182)
Unrealized loss on short-term investments	(325)	(182)
Total other comprehensive income (loss)	2,287	(2,364)
Comprehensive (loss) income	$(11,942)	$7,336

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Net (loss) income	$(10,185)	$22,188
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	2,898	(1,922)
Unrealized (loss) gain on short-term investments	(147)	465
Total other comprehensive income (loss)	2,751	(1,457)
Comprehensive (loss) income	$(7,434)	$20,731

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings
Balance at January 1, 2019	$529,731	15,837	$16	2,035	$2	$576,957	(7,285)	$(586,161)	$(10,217)	$549,134
Net loss	(7,906)	0	0	0	0	0	0	0	0	(7,906)
Other comprehensive income	253	0	0	0	0	0	0	0	253	0
Issuance of class A common stock under stock option plans	1,507	13	0	0	0	1,507	0	0	0	0
Purchases of treasury stock	(48,244)	0	0	0	0	0	(363)	(48,244)	0	0
Share-based compensation expense	2,965	0	0	0	0	2,965	0	0	0	0
Balance at March 31, 2019	$478,306	15,850	$16	2,035	$2	$581,429	(7,648)	$(634,405)	$(9,964)	$541,228
Net income	20,394	0	0	0	0	0	0	0	0	20,394
Other comprehensive income	654	0	0	0	0	0	0	0	654	0
Issuance of class A common stock under stock option plans	329	3	0	0	0	329	0	0	0	0
Share-based compensation expense	3,006	0	0	0	0	3,006	0	0	0	0
Balance at June 30, 2019	$502,689	15,853	$16	2,035	$2	$584,764	(7,648)	$(634,405)	$(9,310)	$561,622
Net income	9,700	0	0	0	0	0	0	0	0	9,700
Other comprehensive loss	(2,364)	0	0	0	0	0	0	0	(2,364)	0
Issuance of class A common stock under stock option plans	3,606	27	0	0	0	3,606	0	0	0	0
Share-based compensation expense	1,788	0	0	0	0	1,788	0	0	0	0
Balance at September 30, 2019	$515,419	15,880	$16	2,035	$2	$590,158	(7,648)	$(634,405)	$(11,674)	$571,322
Net income	12,167	0	0	0	0	0	0	0	0	12,167
Other comprehensive income	2,023	0	0	0	0	0	0	0	2,023	0
Issuance of class A common stock under stock option plans	1,127	8	0	0	0	1,127	0	0	0	0
Purchases of treasury stock	(24,475)	0	0	0	0	0	(159)	(24,475)	0	0
Share-based compensation expense	2,298	0	0	0	0	2,298	0	0	0	0
Balance at December 31, 2019	$508,559	15,888	$16	2,035	$2	$593,583	(7,807)	$(658,880)	$(9,651)	$583,489
Net income	657	0	0	0	0	0	0	0	0	657
Other comprehensive loss	(547)	0	0	0	0	0	0	0	(547)	0
Issuance of class A common stock under stock option plans	340	3	0	0	0	340	0	0	0	0
Purchases of treasury stock	(50,747)	0	0	0	0	0	(355)	(50,747)	0	0
Share-based compensation expense	3,164	0	0	0	0	3,164	0	0	0	0
Balance at March 31, 2020	$461,426	15,891	$16	2,035	$2	$597,087	(8,162)	$(709,627)	$(10,198)	$584,146
Net income	3,387	0	0	0	0	0	0	0	0	3,387
Other comprehensive income	1,011	0	0	0	0	0	0	0	1,011	0
Issuance of class A common stock under stock option plans	1,562	12	0	0	0	1,562	0	0	0	0
Purchases of treasury stock	(11,128)	0	0	0	0	0	(90)	(11,128)	0	0
Share-based compensation expense	2,202	0	0	0	0	2,202	0	0	0	0
Balance at June 30, 2020	$458,460	15,903	$16	2,035	$2	$600,851	(8,252)	$(720,755)	$(9,187)	$587,533
Net loss	(14,229)	0	0	0	0	0	0	0	0	(14,229)
Other comprehensive income	2,287	0	0	0	0	0	0	0	2,287	0
Conversion of class B to class A common stock	0	21	0	(21)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	1,714	13	0	0	0	1,714	0	0	0	0
Purchases of treasury stock	(61,349)	0	0	0	0	0	(432)	(61,349)	0	0
Share-based compensation expense	2,409	0	0	0	0	2,409	0	0	0	0
Balance at September 30, 2020	$389,292	15,937	$16	2,014	$2	$604,974	(8,684)	$(782,104)	$(6,900)	$573,304

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(10,185)	$22,188
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,342	5,456
Reduction in carrying amount of right-of-use assets	6,134	6,087
Credit losses and sales allowances	1,874	892
Net realized (gain) loss on short-term investments	(94)	41
Deferred taxes	(13,341)	(3,352)
Release of liabilities for unrecognized tax benefits	0	(1,077)
Share-based compensation expense	7,897	7,887
Digital asset impairment losses	44,242	0
Changes in operating assets and liabilities:
Accounts receivable	6,439	11,781
Prepaid expenses and other current assets	391	4,513
Deposits and other assets	(175)	349
Accounts payable and accrued expenses	902	(11,618)
Accrued compensation and employee benefits	(7,221)	(7,368)
Deferred revenue and advance payments	(12,385)	23,612
Operating lease liabilities	(7,148)	(6,394)
Other long-term liabilities	1,625	(674)
Net cash provided by operating activities	28,297	52,323
Investing activities:
Purchases of digital assets	(425,000)	0
Proceeds from redemption of short-term investments	119,886	589,357
Purchases of property and equipment	(1,162)	(9,382)
Purchases of short-term investments	(9,928)	(320,487)
Net cash (used in) provided by investing activities	(316,204)	259,488
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	3,616	5,442
Purchases of treasury stock	(122,480)	(48,244)
Net cash used in financing activities	(118,864)	(42,802)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,839	(3,926)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(403,932)	265,083
Cash, cash equivalents, and restricted cash, beginning of period	457,816	110,786
Cash, cash equivalents, and restricted cash, end of period	$53,884	$375,869

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

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Except for a new accounting policy to account for the Company’s acquisition of digital assets and its adoption of ASU 2016-13, as discussed below, there have been no significant changes in the Company’s accounting policies since December 31, 2019.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company is not aware of any material subsequent event that would require recognition or disclosure.

(b) Short-term Investments

The Company has periodically invested a portion of its cash in short-term investment instruments.  All highly liquid investments with stated maturity dates between three months and one year from the purchase date are classified as short-term investments. The Company determines the appropriate classification of its short-term investments at the time of purchase and reassesses the appropriateness of the classification at each reporting date.

All of the Company’s short-term investments are in U.S. Treasury securities.  All short-term investments have been classified as available-for-sale and are reported at fair value within “Short-term investments” on the accompanying Consolidated Balance Sheets. The fair value of the Company’s short-term investments is determined based on quoted market prices in active markets for identical securities (Level 1 inputs).  Premiums and discounts related to the Company’s short-term investments are amortized over the life of the investment and recorded in earnings.  Each reporting period, the Company determines the amount of unrealized holding gains and losses on each individual security by comparing the fair value to the amortized cost.  Unrealized holding gains and unrealized holding losses that are not a result of a credit loss are reported in other comprehensive income (loss) until realized.  Beginning January 1, 2020, unrealized holding losses that are a result of a credit loss are recorded in earnings, with the establishment of an allowance for credit losses. As of September 30, 2020, the Company did not hold any short-term investments.

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

(d) Digital Assets

During the third quarter of 2020, the Company purchased an aggregate of $425.0 million in digital assets, comprised solely of bitcoin.  The Company accounts for its digital assets as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other.  The Company has ownership of and control over its bitcoin and utilizes, and expects to continue to utilize, third-party custodians to hold its bitcoin. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.

The Company determines the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs).  The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of the assets are impaired.  In determining if an impairment has occurred, the Company considers the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held by the Company. If the carrying value of a bitcoin exceeds that lowest price, an impairment loss has occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price.

Impairment losses are recognized as “Digital asset impairment losses” in the Company’s Consolidated Statements of Operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses in the Company’s Consolidated Statements of Operations.  In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific bitcoins sold immediately prior to sale.

See Note 4, Digital Assets, to the Consolidated Financial Statements for further information regarding the Company’s purchases of digital assets.

(2) Recent Accounting Standards

Credit losses

The Company adopted ASU 2016-13 effective as of January 1, 2020.  Under ASU 2016-13, the Company applies a current expected credit loss (“CECL”) impairment model to its trade accounts receivable, in which lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Under the CECL model, trade accounts receivable with similar risk characteristics are analyzed on a collective (pooled) basis. ASU 2016-13 also changed the impairment accounting for available-for-sale debt securities, requiring credit losses to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.  Impairment due to factors other than credit loss will continue to be recorded through other comprehensive income (loss).  Since adoption of this guidance, all of the Company’s available-for-sale debt securities have consisted of U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date and none of these investments have been impaired at periods’ end. As of September 30, 2020, the Company did not hold any short-term investments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. No cumulative-effect adjustment to retained earnings was made.

Cloud computing arrangements

The Company adopted Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) effective as of January 1, 2020 and elected to apply the guidance prospectively. ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize and which costs to expense.  Customers are required to amortize the capitalized implementation costs over the term of the hosting arrangement, which might extend beyond the noncancelable period.  Financial statement presentation under ASU 2018-15 requires: (i) capitalized implementation costs be classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement; (ii) amortization of capitalized implementation costs be presented in the same income statement line item as the service fees for the related hosting arrangement; and (iii) cash flows related to capitalized implementation costs be presented within the same category of cash flow activity as the cash flows for the related hosting arrangement (i.e. operating activity).  Prior to the adoption of ASU 2018-15, the Company expensed as incurred all implementation costs related to cloud computing arrangements that were service contracts. As of September 30, 2020, the Company did not have any material capitalized implementation costs related to cloud computing arrangements that are service contracts.

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

(3) Short-term Investments

As of September 30, 2020, the Company did not hold any short-term investment instruments. The amortized cost and fair value of available-for-sale investments at December 31, 2019 were $108.8 million and $108.9 million, respectively.  The gross unrecognized holding gains accumulated in other comprehensive loss were not material as of December 31, 2019.  As of December 31, 2019, none of the Company’s available-for-sale investments were in unrealized loss positions.

(4) Digital Assets

During the three months ended September 30, 2020, the Company purchased approximately 38,250 bitcoins for $425.0 million in cash. During the three months ended September 30, 2020, the Company incurred $44.2 million of impairment losses on its bitcoin. As of September 30, 2020, the carrying value of the Company’s bitcoin was $380.8 million, which reflects cumulative impairments of $44.2 million.  The carrying value represents the lowest fair value of the bitcoins at any time since their acquisition.  The Company did not sell any of its bitcoins during the three months ended September 30, 2020.

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

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2020	2019
Billed and billable	$151,234	$165,153
Less: allowance for credit losses	(2,722)	(1,637)
Accounts receivable, net	$148,512	$163,516

Changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2020. In estimating its allowance for credit losses as of September 30, 2020, the Company considered the impact from the pandemic caused by a novel strain of coronavirus (“COVID-19”) and established additional risk pools and reserves relating to customers in certain geographic areas and industries, in addition to separately assessing the reserves for certain customers that have been granted extended payment terms.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. During the three and nine months ended September 30, 2020 and 2019, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.1 million and $1.2 million in accrued sales and usage-based royalty revenue as of September 30, 2020 and December 31, 2019, respectively.

Contract liabilities are amounts received or due from customers in advance of the Company transferring the software or services to the customer.  In the case of multi-year service contracts arrangements, the Company generally does not invoice more than one year in advance of services and does not record any deferred revenue for amounts that have not been invoiced and that require an additional contract.  Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer.  The Company’s contract liabilities are presented as either current or non-current “Deferred revenue and advance payments” in the Consolidated Balance Sheets, depending on whether the software or services are expected to be transferred to the customer within the next year.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2020	2019
Current:
Deferred product licenses revenue	$186	$481
Deferred subscription services revenue	19,535	16,561
Deferred product support revenue	134,632	161,670
Deferred other services revenue	6,492	8,395
Total current deferred revenue and advance payments	$160,845	$187,107

Non-current:
Deferred product licenses revenue	$140	$293
Deferred subscription services revenue	5,988	97
Deferred product support revenue	4,759	3,417
Deferred other services revenue	770	537
Total non-current deferred revenue and advance payments	$11,657	$4,344

During the three and nine months ended September 30, 2020, the Company recognized revenues of $37.3 million and $160.5 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2020. During the three and nine months ended September 30, 2019, the Company recognized revenues of $36.1 million and $154.1 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2019. For the three and nine months ended September 30, 2020 and 2019, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

As of September 30, 2020, the Company had an aggregate transaction price of $172.5 million allocated to remaining performance obligations related to product support, subscription services, other services, and, in limited cases, product licenses contracts.  The Company expects to recognize $160.8 million within the next 12 months and $11.7 million thereafter.

(6) Leases

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

As of September 30, 2020, the Company’s ROU assets and total lease liabilities were $67.6 million and $93.1 million, respectively, for leases in the United States and $11.7 million and $12.6 million, respectively, for foreign leases. As of December 31, 2019, the Company’s ROU assets and total lease liabilities were $71.0 million and $97.5 million, respectively, for leases in the United States and $14.5 million and $15.5 million, respectively, for foreign leases. The Company’s most significant lease is for its corporate headquarters in Northern Virginia. The ROU asset and total lease liability related to the Company’s corporate headquarters lease were $64.1 million and $89.6 million, respectively, as of September 30, 2020, and $66.9 million and $93.3 million, respectively, as of December 31, 2019. During the nine months ended September 30, 2020, $0.7 million of ROU assets were obtained in exchange for new operating lease liabilities. During the nine months ended September 30, 2019, $5.0 million of ROU assets were obtained in exchange for new operating lease liabilities.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of September 30, 2020 or December 31, 2019.

See Note 6, Leases, to the Consolidated Financial Statements for information regarding the Company’s commitments that are related to lease agreements.

See Note 9, Income Taxes, to the Consolidated Financial Statements for information regarding the Company’s commitments that are related to a mandatory deemed repatriation transition tax (“Transition Tax”) imposed under the U.S. Tax Cuts and Jobs Act (the “Tax Act”).

(b) Contingencies

Following an internal review initiated in 2018, the Company believes that its Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities.

On February 6, 2020, the Company learned that a Brazilian court has authorized the Brazilian Federal Police to use certain investigative measures in its investigation into alleged corruption and procurement fraud involving certain government officials, pertaining to a particular transaction.  Pursuant to this court authorization, numerous entities and individuals across Brazil have been subject to the freezing of assets and other measures, including a former reseller and a former employee of the Company’s Brazilian subsidiary.  On February 6, 2020, the bank accounts of the Company’s Brazilian subsidiary were also frozen up to an amount of BRL 10.0 million, or approximately $2.3 million.  On May 22, 2020, these bank accounts of the Company’s Brazilian subsidiary were unfrozen on the basis of a court decision that found the alleged illicit origin of the amounts was not sufficiently evidenced.  On May 25, 2020, the Federal Prosecution Office presented an appeal to this decision, but the accounts will remain unfrozen pending the outcome of the appeal.  The transaction at issue is part of the basis of the previously reported failure or likely failure of the Brazilian subsidiary to comply with local procurement regulations.  The Company is not a subject of the investigation, and the Company is not aware of any allegations that the former employee or the Company made any payments to Brazilian government officials. The Brazilian Federal Police has expanded its investigation to include other possible cases of procurement fraud involving Brazilian government entities; however, the Company’s Brazilian subsidiary has not been a target of any additional investigation.

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

During the three months ended September 30, 2020, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program.  During the nine months ended September 30, 2020, the Company repurchased an aggregate of 444,769 shares of its class A common stock at an average price per share of $139.12 and an aggregate cost of $61.9 million pursuant to the Share Repurchase Program.  During the three months ended September 30, 2019, the Company did not repurchase any shares of its class A common stock. During the nine months ended September 30, 2019, the Company repurchased an aggregate of 362,148 shares of its class A common stock at an average price per share of $133.21 and an aggregate cost of $48.2 million pursuant to the Share Repurchase Program.  As of September 30, 2020, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program.  As of September 30, 2020, $209.1 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

On August 11, 2020, the Company announced that it commenced a “modified Dutch Auction” tender offer (the “Offer”) to purchase up to $250.0 million in value of shares of its issued and outstanding class A common stock, or such lesser number of shares as are properly tendered and not properly withdrawn, at a price not greater than $140.00 nor less than $122.00 per share. The Offer expired at 5:00 p.m., New York City time, on September 10, 2020. During the three and nine months ended September 30, 2020, the Company repurchased an aggregate of 432,313 shares of its class A common stock through the Offer at a price of $140.00 per share for an aggregate cost of $61.3 million, inclusive of $0.8 million in certain fees and expenses related to the Offer.

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

As of September 30, 2020, the Company had unrecognized tax benefits of $2.7 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.  If recognized, $2.6 million of these unrecognized tax benefits would impact the Company’s effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the (benefit from) provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s (benefit from) provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of September 30, 2020, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.3 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30,	December 31,
	2020	2019
Deferred tax assets, net of deferred tax liabilities	$35,651	$21,513
Valuation allowance	(2,138)	(2,130)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$33,513	$19,383

The valuation allowances as of September 30, 2020 and December 31, 2019 primarily related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

In determining its tax provision or benefit from income taxes, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to its income or loss before income taxes for the current reporting period.  The Company also records discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2020, the Company recorded a benefit from income taxes of $5.7 million that resulted in an effective tax rate of 36.0%, as compared to a provision for income taxes of $6.4 million that resulted in an effective tax rate of 22.4% for the nine months ended September 30, 2019. The change in the effective tax rate in 2020 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income between periods.

In the United States, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.  The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2020 annual effective tax rate that is reflected in its benefit from income taxes for the nine months ended September 30, 2020.

The Tax Act also imposed a Transition Tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries of the Company. As a result of the Tax Act, the Company recorded a final tax expense of $37.2 million related to the Transition Tax, comprised of a provisional Transition Tax obligation of $40.3 million in 2017 and a subsequent $(3.1) million measurement period adjustment in 2018.  As of September 30, 2020, $28.0 million of the Transition Tax was unpaid, of which $25.1 million was recorded in “Other long-term liabilities” and $3.0 million was recorded in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheet. The Company has elected to pay the Transition Tax over an eight-year period beginning in 2018, as permitted under the Tax Act.

The Company earns a significant amount of its revenues outside the United States. The Company repatriated foreign earnings and profits of $151.3 million during 2019 and $186.6 million during 2020.  As of September 30, 2020, the remaining balance of the undistributed foreign earnings and profits earned prior to December 31, 2019 is estimated to be $94.8 million.  The Company no longer intends to permanently reinvest its foreign earnings and profits. After taking into account the Transition Tax and GILTI tax described above, the Company expects the repatriations during 2019 and 2020 generated only an immaterial U.S. tax expense related to U.S. state income taxes.  As of September 30, 2020 and December 31, 2019, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $19.0 million and $289.4 million, respectively, and by the Company’s non-U.S. entities was $33.7 million and $276.2 million, respectively.

In determining the Company’s (benefit from) provision for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make estimates and judgments related to projections of domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, particularly changes related to the utilization of NOLs in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense or benefit and net income. According to the guidance under ASC 740, Income Taxes, certain items or events related to continuing operations are specifically excluded from the estimated annual effective tax rate, and their related tax effects are recognized discretely, because these items or events are not estimable.  The Company’s digital asset impairment losses of $44.2 million incurred during the quarter ended September 30, 2020 were excluded on this basis from the Company’s estimated full year pre-tax book income in calculating the Company’s estimated annual effective tax rate.  A tax benefit of $12.8 million related to the impairment losses was recorded as a discrete item during the quarter ended September 30, 2020.

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

(10) Share-based Compensation

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of September 30, 2020, a total of 2,300,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of September 30, 2020, there were 479,638 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

As of September 30, 2020, there were options to purchase 1,487,408 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended September 30, 2020:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of July 1, 2020	1,481	$140.88
Granted	67	$144.34
Exercised	(13)	$130.59	$168
Forfeited/Expired	(48)	$143.05
Balance as of September 30, 2020	1,487	$141.06
Exercisable as of September 30, 2020	886	$138.59	$17,825	4.6
Expected to vest as of September 30, 2020	601	$144.70	$4,637	8.7
Total	1,487	$141.06	$22,462	6.3

Stock options outstanding as of September 30, 2020 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2020
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$119.02 - $140.00	887	$125.28	5.4
$140.01 - $160.00	355	$151.37	9.3
$160.01 - $180.00	95	$169.07	4.0
$180.01 - $201.25	150	$192.25	5.9
Total	1,487	$141.06	6.3

An aggregate of 1,250 stock options with an aggregate fair value of $0.1 million vested during the three months ended September 30, 2020. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $48.20 for each share subject to a stock option granted during the three months ended September 30, 2020 based on the following assumptions:

Three months ended
September 30,
2020
Expected term of options in years	6.3
Expected volatility	33.6% - 33.7%
Risk-free interest rate	0.3% - 0.4%
Expected dividend yield	0.0%

No stock option awards were granted during the three months ended September 30, 2019.

For the three and nine months ended September 30, 2020, the Company recognized approximately $2.4 million and $7.8 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and nine months ended September 30, 2019, the Company recognized approximately $1.8 million and $7.8 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of September 30, 2020, there was approximately $24.7 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.7 years.

Other stock-based awards

During the three months ended September 30, 2020, the Company did not grant any “other stock-based awards” under the 2013 Equity Plan. For each of the three and nine months ended September 30, 2020 and 2019, the Company did not recognize a material amount of share-based compensation expense from other stock-based awards. As of September 30, 2020, there was approximately $0.2 million of total unrecognized share-based compensation expense related to other stock-based awards.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 1.7 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. For the three and nine months ended September 30, 2020, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 1,476,000 and 1,536,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. For the three and nine months ended September 30,

2019, stock options issued under the 2013 Equity Plan to purchase a weighted average of approximately 863,000 and 925,000 shares of class A common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended September 30, 2020
Total revenues	$78,763	$36,884	$11,761	$127,408
Gross profit	$67,055	$29,728	$8,889	$105,672
Three months ended September 30, 2019
Total revenues	$68,063	$39,184	$12,446	$119,693
Gross profit	$54,410	$31,313	$10,155	$95,878
Nine months ended September 30, 2020
Total revenues	$206,318	$109,835	$33,263	$349,416
Gross profit	$166,566	$86,760	$25,820	$279,146
Nine months ended September 30, 2019
Total revenues	$200,282	$115,816	$36,698	$352,796
Gross profit	$156,938	$91,520	$29,000	$277,458
As of September 30, 2020
Long-lived assets	$499,074	$11,615	$10,243	$520,932
As of December 31, 2019
Long-lived assets	$118,168	$13,636	$11,912	$143,716

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and nine months ended September 30, 2020 and 2019, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2020 and 2019, no individual customer accounted for 10% or more of total consolidated revenues.

As of September 30, 2020 and December 31, 2019, no individual foreign country accounted for 10% or more of total consolidated assets.

(13) Sale of Domain Name

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

Significant uncertainty exists concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our product licenses revenues were not materially impacted by the COVID-19 pandemic during the three and nine months ended September 30, 2020, we believe our product licenses revenues may be negatively impacted in future periods until the effects of the pandemic have subsided due to a general increase in the time it takes to close deals in the current depressed macroeconomic environment.  Although we continued to see high renewal rates in our product support services during the three and nine months ended September 30, 2020, we believe our product support revenues may be negatively impacted in future periods by the overall depressed macroeconomic environment and to the extent that customers require extended payment terms or determine not to renew their product support arrangements as part of their efforts to reduce expenses.  Similarly, we may experience declines in our consulting revenues in future periods due to the overall depressed macroeconomic environment and as our customers continue to operate in remote work environments and aim to reduce expenses. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and cancelling or shifting our customer, employee, and industry events to a virtual-only format for the foreseeable future. Our sales and marketing expenses decreased significantly during the three and nine months ended September 30, 2020, as we adapted to the challenges of selling in the current depressed macroeconomic environment, adopted virtual sales and marketing practices, and streamlined our team to sell in this new environment.  We expect our sales and marketing expenses, during the balance of 2020, will continue to be lower compared to prior year periods.  We also expect our research and development and general and administrative expenses, during the balance of 2020, will continue to be lower compared to prior year periods as a result of recent personnel reductions.

We have received, and may continue to receive, government assistance from various relief packages available in countries where we operate.   For example, in the United States, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 to provide broad-based economic relief to various sectors of the U.S. economy through a variety of means, including payroll and income tax deferrals and employee retention credits. In the Asia Pacific region, government assistance provided to us has primarily been in the form of employer payroll tax exemptions. We expect to defer payment of $4.5 million of our employer portion of U.S. social security taxes accrued through December 31, 2020, half of which we expect to pay by December 31, 2021 and the remainder by December 31, 2022. Where taxes payable to government entities have been deferred to a later date, no reduction of expenses has been recorded.

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

Treasury Management Strategy and Bitcoin Acquisitions

In July 2020, we announced a capital allocation strategy, pursuant to which we intended to use capital in excess of working capital requirements to (i) return up to $250.0 million to our stockholders over a 12-month period and (ii) invest up to another $250.0 million during the same period in one or more alternative investments or assets, which may include stocks, bonds, commodities such as gold, digital assets such as bitcoin, or other asset types. In August 2020, our Board of Directors authorized the investment of up to $250.0 million in bitcoin. In September 2020, our Board of Directors adopted a new Treasury Reserve Policy that updated our treasury management and capital allocation strategies, under which our treasury reserve assets will consist of (i) cash and cash equivalents and short-term investments (“Cash Assets”) held by us that exceed working capital requirements and (ii) bitcoin held by us, with bitcoin serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets. As part of these treasury management and capital allocation strategies, we purchased a total of approximately 38,250 bitcoins at an aggregate purchase price of $425.0 million in the third quarter of 2020 for an average purchase price of approximately $11,111 per bitcoin.  As a result of the Treasury Reserve Policy, in future periods, we may purchase additional bitcoins and increase our overall holdings of bitcoin or sell our bitcoins and decrease our overall holdings of bitcoin.

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Product licenses	$29,573	$18,972	$56,973	$57,384
Subscription services	8,305	7,894	24,294	22,142
Total product licenses and subscription services	37,878	26,866	81,267	79,526
Product support	71,352	72,885	212,548	217,313
Other services	18,178	19,942	55,601	55,957
Total revenues	127,408	119,693	349,416	352,796
Cost of revenues
Product licenses	545	526	1,729	1,597
Subscription services	3,656	3,889	11,512	10,976
Total product licenses and subscription services	4,201	4,415	13,241	12,573
Product support	5,679	6,922	19,234	21,710
Other services	11,856	12,478	37,795	41,055
Total cost of revenues	21,736	23,815	70,270	75,338
Gross profit	105,672	95,878	279,146	277,458
Operating expenses
Sales and marketing	35,330	43,935	109,799	140,968
Research and development	26,638	27,457	78,606	83,436
General and administrative	19,733	19,900	60,514	63,684
Digital asset impairment losses	44,242	0	44,242	0
Total operating expenses	125,943	91,292	293,161	288,088
(Loss) income from operations	$(20,271)	$4,586	$(14,015)	$(10,630)

We base our internal operating expense forecasts on expected revenue trends and strategic objectives.  Many of our expenses, such as office leases and certain personnel costs, are relatively fixed.  Accordingly, any shortfall in revenue may cause significant variation in our operating results.  In addition, we have incurred and may continue to incur significant impairment losses on our digital assets and we may recognize gains upon sale of our digital assets in the future, which would be presented net of any impairment losses within operating expenses.  We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance.

Employees

As of September 30, 2020, we had a total of 2,073 employees, of whom 871 were based in the United States and 1,202 were based internationally.  The following table summarizes employee headcount as of the dates indicated:

	September 30,	December 31,	September 30,
	2020	2019	2019
Subscription services	54	69	66
Product support	165	219	231
Consulting	397	392	390
Education	38	38	38
Sales and marketing	495	597	616
Research and development	666	743	775
General and administrative	258	338	337
Total headcount	2,073	2,396	2,453

Share-based Compensation Expense

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of subscription services revenues	$16	$0	$49	$0
Cost of product support revenues	34	83	108	245
Cost of consulting revenues	0	46	0	144
Cost of education revenues	67	0	200	20
Sales and marketing	203	(130)	1,009	1,828
Research and development	625	584	1,837	1,848
General and administrative	1,615	1,251	4,694	3,802
Total share-based compensation expense	$2,560	$1,834	$7,897	$7,887

As of September 30, 2020, we estimated that approximately $24.9 million of additional share-based compensation expense for awards granted under the 2013 Equity Plan will be recognized over a remaining weighted average period of 2.7 years.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP income (loss) from operations that excludes the impact of our share-based compensation expense and impairment losses and gains on sale from intangible assets, which include our digital assets, (ii) non-GAAP net income and non-GAAP diluted earnings per share that exclude the impact of our share-based compensation expense and impairment losses and gains on sale from intangible assets, which include our digital assets and the Domain Name Sale in the second quarter of 2019, and (iii) certain non-GAAP constant currency revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis.  The first supplemental financial measure excludes (i) a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment and the resulting share-based compensation expense could vary significantly in comparison to other companies and (ii) significant impairment losses and gains on sale from intangible assets, which include our bitcoin.  The second set of supplemental financial measures excludes the impact of (i) share-based compensation expense and (ii) impairment losses and gains on sale from intangible assets, which include our bitcoin and the Domain Name Sale, which was outside of our normal business operations. The third set of supplemental financial measures excludes changes resulting from fluctuations in foreign currency exchange rates so that results may be compared to the same period in the prior year on a non-GAAP constant currency basis.  We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP.  For example, we expect that share-based compensation expense, which is excluded from the first two non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors.  We have also excluded impairment losses and gains on sale from intangible assets from the first two non-GAAP financial measures, either of which may occur in future periods as a result of our continued holdings of significant amounts of bitcoin.  Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP income (loss) from operations, which excludes the impact of (i) share-based compensation expense and (ii) impairment losses and gains on sale from intangible assets, which include our digital assets, to its most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Reconciliation of non-GAAP income (loss) from operations:
(Loss) income from operations	$(20,271)	$4,586	$(14,015)	$(10,630)
Share-based compensation expense	2,560	1,834	7,897	7,887
Digital asset impairment losses	44,242	0	44,242	0
Non-GAAP income (loss) from operations	$26,531	$6,420	$38,124	$(2,743)

The following are reconciliations of our non-GAAP net income and non-GAAP diluted earnings per share, in each case excluding the impact of (i) share-based compensation expense and (ii) impairment losses and gains on sale from intangible assets, which include our digital assets and the Domain Name Sale in the second quarter of 2019, to their most directly comparable GAAP measures (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Reconciliation of non-GAAP net income:
Net (loss) income	$(14,229)	$9,700	$(10,185)	$22,188
Share-based compensation expense, net of tax	2,608	1,932	8,381	7,428
Digital asset impairment losses, net of tax	31,465	0	31,465	0
Gain from Domain Name Sale, net of tax	0	0	0	(21,778)
Non-GAAP net income	$19,844	$11,632	$29,661	$7,838

Reconciliation of non-GAAP diluted earnings per share:
Diluted (loss) earnings per share	$(1.48)	$0.94	$(1.04)	$2.15
Share-based compensation expense, net of tax (per diluted share)	0.27	0.19	0.85	0.72
Digital asset impairment losses, net of tax (per diluted share)	3.27	0.00	3.22	0.00
Gain from Domain Name Sale, net of tax (per diluted share)	0.00	0.00	0.00	(2.11)
Non-GAAP diluted earnings per share	$2.06	$1.13	$3.03	$0.76

The following are reconciliations of certain non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$29,573	$(341)	$29,914	$18,972	55.9%	57.7%
Subscription services revenues	8,305	91	8,214	7,894	5.2%	4.1%
Product support revenues	71,352	670	70,682	72,885	-2.1%	-3.0%
Other services revenues	18,178	269	17,909	19,942	-8.8%	-10.2%
Cost of product support revenues	5,679	3	5,676	6,922	-18.0%	-18.0%
Cost of other services revenues	11,856	88	11,768	12,478	-5.0%	-5.7%
Sales and marketing expenses	35,330	(235)	35,565	43,935	-19.6%	-19.1%
Research and development expenses	26,638	95	26,543	27,457	-3.0%	-3.3%
General and administrative expenses	19,733	(69)	19,802	19,900	-0.8%	-0.5%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2019	2019	2019	2018	2019	2019
Product licenses revenues	$18,972	$(921)	$19,893	$20,264	-6.4%	-1.8%
Subscription services revenues	7,894	(112)	8,006	7,240	9.0%	10.6%
Product support revenues	72,885	(1,400)	74,285	74,463	-2.1%	-0.2%
Other services revenues	19,942	(455)	20,397	20,185	-1.2%	1.1%
Cost of product support revenues	6,922	(78)	7,000	5,079	36.3%	37.8%
Cost of other services revenues	12,478	(320)	12,798	14,674	-15.0%	-12.8%
Sales and marketing expenses	43,935	(990)	44,925	45,429	-3.3%	-1.1%
Research and development expenses	27,457	(205)	27,662	25,829	6.3%	7.1%
General and administrative expenses	19,900	(194)	20,094	20,285	-1.9%	-0.9%

	Nine Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$56,973	$(1,537)	$58,510	$57,384	-0.7%	2.0%
Subscription services revenues	24,294	9	24,285	22,142	9.7%	9.7%
Product support revenues	212,548	(1,671)	214,219	217,313	-2.2%	-1.4%
Other services revenues	55,601	(229)	55,830	55,957	-0.6%	-0.2%
Cost of product support revenues	19,234	(175)	19,409	21,710	-11.4%	-10.6%
Cost of other services revenues	37,795	(605)	38,400	41,055	-7.9%	-6.5%
Sales and marketing expenses	109,799	(2,340)	112,139	140,968	-22.1%	-20.5%
Research and development expenses	78,606	(370)	78,976	83,436	-5.8%	-5.3%
General and administrative expenses	60,514	(492)	61,006	63,684	-5.0%	-4.2%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2019	2019	2019	2018	2019	2019
Product licenses revenues	$57,384	$(2,861)	$60,245	$56,857	0.9%	6.0%
Subscription services revenues	22,142	(318)	22,460	22,486	-1.5%	-0.1%
Product support revenues	217,313	(6,186)	223,499	222,554	-2.4%	0.4%
Other services revenues	55,957	(1,870)	57,827	63,824	-12.3%	-9.4%
Cost of product support revenues	21,710	(429)	22,139	14,685	47.8%	50.8%
Cost of other services revenues	41,055	(1,616)	42,671	44,721	-8.2%	-4.6%
Sales and marketing expenses	140,968	(4,056)	145,024	147,742	-4.6%	-1.8%
Research and development expenses	83,436	(1,024)	84,460	74,471	12.0%	13.4%
General and administrative expenses	63,684	(901)	64,585	63,756	-0.1%	1.3%

(1)

The “Foreign Currency Exchange Rate Impact” reflects the estimated impact of fluctuations in foreign currency exchange rates on international components of our Consolidated Statements of Operations.  It shows the increase (decrease) in material international revenues or expenses, as applicable, from the same period in the prior year, based on comparisons to the prior year quarterly average foreign currency exchange rates. The term “international” refers to operations outside of the United States and Canada.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$22,894	$10,618	115.6%	$35,557	$31,337	13.5%
International	6,679	8,354	-20.1%	21,416	26,047	-17.8%
Total product licenses revenues	29,573	18,972	55.9%	56,973	57,384	-0.7%
Subscription Services
Domestic	6,176	5,439	13.6%	18,304	16,281	12.4%
International	2,129	2,455	-13.3%	5,990	5,861	2.2%
Total subscription services revenues	8,305	7,894	5.2%	24,294	22,142	9.7%
Total product licenses and subscription services revenues	$37,878	$26,866	41.0%	$81,267	$79,526	2.2%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	3	0	4	7
Between $0.5 million and $1.0 million in licenses revenue recognized	6	8	13	12
Total	9	8	17	19
Domestic:
More than $1.0 million in licenses revenue recognized	3	0	3	5
Between $0.5 million and $1.0 million in licenses revenue recognized	4	5	7	7
Total	7	5	10	12
International:
More than $1.0 million in licenses revenue recognized	0	0	1	2
Between $0.5 million and $1.0 million in licenses revenue recognized	2	3	6	5
Total	2	3	7	7

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$13,175	$0	n/a	$16,370	$9,981	64.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,194	4,860	-13.7%	8,838	7,914	11.7%
Less than $0.5 million in licenses revenue recognized	12,204	14,112	-13.5%	31,765	39,489	-19.6%
Total	29,573	18,972	55.9%	56,973	57,384	-0.7%
Domestic:
More than $1.0 million in licenses revenue recognized	13,175	0	n/a	13,175	6,347	107.6%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,865	3,252	-11.9%	4,698	4,794	-2.0%
Less than $0.5 million in licenses revenue recognized	6,854	7,366	-7.0%	17,684	20,196	-12.4%
Total	22,894	10,618	115.6%	35,557	31,337	13.5%
International:
More than $1.0 million in licenses revenue recognized	0	0	n/a	3,195	3,634	-12.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,329	1,608	-17.4%	4,140	3,120	32.7%
Less than $0.5 million in licenses revenue recognized	5,350	6,746	-20.7%	14,081	19,293	-27.0%
Total	$6,679	$8,354	-20.1%	$21,416	$26,047	-17.8%

Product licenses revenues increased $10.6 million and decreased $0.4 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year.  For the three months ended September 30, 2020 and 2019, product licenses transactions with more than $0.5 million in recognized revenue represented 58.7% and 25.6%, respectively, of our product licenses revenues.  For the nine months ended September 30, 2020, our top three product licenses transactions totaled $14.7 million in recognized revenue, or 25.8% of total product licenses revenues, compared to $5.4 million, or 9.4% of total product licenses revenues, for the nine months ended September 30, 2019. Although our product licenses revenues were not materially impacted by the COVID-19 pandemic during the three and nine months ended September 30, 2020, we believe our product licenses revenues may be negatively impacted in future periods until the effects of the pandemic have subsided due to a general increase in the time it takes to close deals in the current depressed macroeconomic environment.

Domestic product licenses revenues.  Domestic product licenses revenues increased $12.3 million for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $1.0 million in recognized revenue (in particular, from one deal that resulted in $9.8 million in recognized revenue), partially offset by a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue and a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million.  Domestic product licenses revenues increased $4.2 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to an increase in the average deal size of transactions with more than $1.0 million in recognized revenue, partially offset by a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues decreased $1.7 million for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue, a $0.3 million unfavorable foreign currency exchange impact, and a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million.  International product licenses revenues decreased $4.6 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with less than $0.5 million in recognized revenue, a $1.5 million unfavorable foreign currency exchange impact, and a decrease in the number of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

Subscription services revenues.  Subscription services revenues are derived from the MicroStrategy Cloud Environment, a cloud subscription service, that are recognized ratably over the service period in the contract.  Subscription services revenues did not materially change for the three months ended September 30, 2020, as compared to the same period in the prior year. Subscription services revenues increased $2.2 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to an increase in the use of subscription services by existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Product Support Revenues:
Domestic	$41,645	$43,048	-3.3%	$126,073	$128,234	-1.7%
International	29,707	29,837	-0.4%	86,475	89,079	-2.9%
Total product support revenues	$71,352	$72,885	-2.1%	$212,548	$217,313	-2.2%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $1.5 million for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to certain customers converting from perpetual product licenses to our subscription services or term product licenses offerings, partially offset by a $0.7 million favorable foreign currency exchange impact. Product support revenues decreased $4.8 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $1.7 million unfavorable foreign currency exchange impact, a decrease in new product support contracts, and certain customers converting from perpetual product licenses to our subscription services or term product licenses offerings. Although our product support revenues were not materially impacted by the COVID-19 pandemic during the three and nine months ended September 30, 2020, we believe our product support revenues may be negatively impacted in future periods by the overall depressed macroeconomic environment resulting from the COVID-19 pandemic and to the extent that customers require extended payment terms or determine not to renew their product support arrangements as part of their efforts to reduce expenses.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Other Services Revenues:
Consulting
Domestic	$7,384	$7,795	-5.3%	$24,396	$21,095	15.6%
International	9,570	10,243	-6.6%	27,577	29,040	-5.0%
Total consulting revenues	16,954	18,038	-6.0%	51,973	50,135	3.7%
Education	1,224	1,904	-35.7%	3,628	5,822	-37.7%
Total other services revenues	$18,178	$19,942	-8.8%	$55,601	$55,957	-0.6%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues decreased $1.1 million for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a decrease in billable travel and entertainment expenditures and a decrease in average bill rates, partially offset by an increase in billable hours worldwide. Consulting revenues increased $1.8 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to an increase in billable hours worldwide, partially offset by a decrease in average bill rates and a decrease in billable travel and entertainment expenditures. Although our consulting revenues were not materially impacted by the COVID-19 pandemic during the three and nine months ended September 30, 2020, we believe our consulting revenues may be negatively impacted in future periods by the overall depressed macroeconomic environment resulting from the COVID-19 pandemic and as our customers continue to operate in remote work environments and aim to reduce expenses.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues decreased $0.7 million for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a reduction in the average sales price of our education offerings. Education revenues decreased $2.2 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a reduction in the average sales price of our education offerings and education offerings that we made available at no charge for a limited time period during the first half of 2020 in response to the COVID-19 pandemic.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$545	$526	3.6%	$1,729	$1,597	8.3%
Subscription services	3,656	3,889	-6.0%	11,512	10,976	4.9%
Total product licenses and subscription services	4,201	4,415	-4.8%	13,241	12,573	5.3%
Product support	5,679	6,922	-18.0%	19,234	21,710	-11.4%
Other services:
Consulting	10,331	11,102	-6.9%	31,927	35,996	-11.3%
Education	1,525	1,376	10.8%	5,868	5,059	16.0%
Total other services	11,856	12,478	-5.0%	37,795	41,055	-7.9%
Total cost of revenues	$21,736	$23,815	-8.7%	$70,270	$75,338	-6.7%

Cost of product licenses revenues.  Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Cost of product licenses revenues did not materially change for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Subscription services headcount decreased 18.2% to 54 at September 30, 2020 from 66 at September 30, 2019. Cost of subscription services revenues did not materially change for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program.  Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion.  Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues.  Product support headcount decreased 28.6% to 165 at September 30, 2020 from 231 at September 30, 2019. Cost of product support revenues decreased $1.2 million for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $1.6 million decrease in compensation and related costs due to a decrease in product support staffing levels, partially offset by an $0.7 million increase in non-product support personnel providing Enterprise Support services.  Cost of product support revenues decreased $2.5 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $2.1 million decrease in compensation and related costs due to a decrease in product support staffing levels, partially offset by a $0.6 million increase in non-product support personnel providing Enterprise Support services.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues.  Consulting headcount increased 1.8% to 397 at September 30, 2020 from 390 at September 30, 2019.  Cost of consulting revenues decreased $0.8 million for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $1.4 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic and a $0.7 million increase in consulting personnel providing Enterprise Support services, partially offset by a $0.9 million increase in compensation and related costs due to an increase in consulting staffing levels. Cost of consulting revenues decreased $4.1 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $3.7 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic and a $0.5 million increase in consulting personnel providing Enterprise Support services.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs and technology infrastructure costs.  Education headcount was 38 as of both September 30, 2020 and 2019.  Cost of education revenues did not materially change for the three months ended September 30, 2020, as compared to the same period in the prior year.  Cost of education revenues increased $0.8 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $0.7 million increase in technology infrastructure costs associated with education offerings that we made available at no charge for a limited time period during the first half of 2020 in response to the COVID-19 pandemic.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 19.6% to 495 at September 30, 2020 from 616 at September 30, 2019.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Sales and marketing expenses	$35,330	$43,935	-19.6%	$109,799	$140,968	-22.1%

Sales and marketing expenses decreased $8.6 million for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $3.0 million decrease in employee salaries due to a decrease in staffing levels, a $2.1 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic, a $1.5 million decrease in marketing and advertising costs as we transitioned from in-person to virtual marketing events, a $1.4 million decrease in variable compensation, a $0.6 million decrease in facility and other related support costs, and a $0.6 million decrease in recruiting costs.

Sales and marketing expenses decreased $31.2 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $8.5 million decrease in variable compensation, which includes the cancellation of a sales employee awards event as a result of the COVID-19 pandemic, a $7.6 million decrease in employee salaries due to a decrease in staffing levels, a $5.6 million decrease in marketing and advertising costs as we transitioned from in-person to virtual marketing events, a $5.5 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic, a $1.8 million decrease in facility and other related support costs, a $0.8 million decrease in subcontractor costs, a $0.8 million net decrease in share-based compensation expense, and a $0.7 million decrease in recruiting costs.  The $0.8 million net decrease in share-based compensation expense is primarily due to the forfeiture of certain stock options, partially offset by the grant of additional awards under the 2013 Equity Plan.  Included in sales and marketing expenses for the nine months ended September 30, 2020 is an aggregate $2.3 million favorable foreign currency exchange impact.

We expect sales and marketing expenses in the near term will be lower compared to prior year periods as we continue to transition from in-person to more virtual sales and marketing practices and streamline our team to sell in the current depressed macroeconomic environment.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Due to the pace of our software development efforts and frequency of our software releases, our software development costs are expensed as incurred. We do not expect to capitalize material software development costs in the near term. Research and development headcount decreased 14.1% to 666 at September 30, 2020 from 775 at September 30, 2019. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Research and development expenses	$26,638	$27,457	-3.0%	$78,606	$83,436	-5.8%

Research and development expenses decreased $0.8 million for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $0.8 million decrease in recruiting costs.

Research and development expenses decreased $4.8 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $2.0 million decrease in compensation and related costs due to a decrease in staffing levels and certain COVID-19-related employer payroll tax exemptions in the Asia Pacific region, a $1.3 million decrease in recruiting costs, a $0.6 million decrease in consulting and advisory costs, and a $0.5 million decrease in employee relations expenses.

We expect research and development expenses in the near term will be lower compared to prior year periods as a result of our recent personnel reductions.

General and administrative expenses.  General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.  General and administrative headcount decreased 23.4% to 258 at September 30, 2020 from 337 at September 30, 2019.  The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
General and administrative expenses	$19,733	$19,900	-0.8%	$60,514	$63,684	-5.0%

General and administrative expenses did not materially change for the three months ended September 30, 2020, as compared to the same period in the prior year.

General and administrative expenses decreased $3.2 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to a $1.4 million decrease in facility and other related support costs, a $1.1 million decrease in travel and entertainment expenditures as a result of restrictions placed on non-essential business travel during the COVID-19 pandemic, a $0.7 million decrease in recruiting costs, and a $0.6 million decrease in costs related to our corporate aircraft, partially offset by a $0.9 million net increase in share-based compensation expense.  The $0.9 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards becoming fully vested and the forfeiture of certain stock options.

We expect general and administrative expenses in the near term will be lower compared to prior year periods as a result of our recent personnel reductions.

Digital asset impairment losses.  Digital asset impairment losses are recognized when the carrying value of our digital assets exceeds their lowest fair value at any time since their acquisition.  Impaired digital assets are written down to fair value at the time of impairment, and such impairment loss cannot be recovered for any subsequent increases in fair value.  The following table sets forth digital asset impairment losses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Digital asset impairment losses	$44,242	$0	n/a	$44,242	$0	n/a

We did not sell any of our digital assets during the three and nine months ended September 30, 2020.

Other (Expense) Income, Net

For the three and nine months ended September 30, 2020, other expense, net, of $3.0 million and $4.5 million, respectively, were comprised primarily of foreign currency transaction net losses. For the three months ended September 30, 2019, other income, net, of $1.9 million was comprised primarily of foreign currency transaction net gains. For the nine months ended September 30, 2019, other income, net, of $30.7 million was comprised primarily of a $29.8 million gain from the Domain Name Sale in the second quarter of 2019 and foreign currency transaction net gains.

(Benefit from) Provision for Income Taxes

In determining our tax provision or benefit from income taxes, we estimate an annual effective tax rate for the full fiscal year and apply that rate to our income or loss before income taxes.  We also record discrete items in each respective period as appropriate.  The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses).  Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.  As a result of these factors, and due to potential changes in our period-to-period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

For the nine months ended September 30, 2020, we recorded a benefit from income taxes of $5.7 million that resulted in an effective tax rate of 36.0%, as compared to a provision for income taxes of $6.4 million that resulted in an effective tax rate of 22.4% for the nine months ended September 30, 2019.  The change in the effective tax rate in 2020 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income between periods.

As of September 30, 2020, we had no U.S. federal NOL carryforwards and we estimated that we had $5.8 million of foreign NOL carryforwards.  As of September 30, 2020, we estimated that we had foreign NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $33.5 million.

As of September 30, 2020, we had a valuation allowance of $2.1 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.  If we are unable to regain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.  We will continue to regularly assess the realizability of deferred tax assets.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent amounts received or due from our customers in advance of our transferring our software or services to the customer. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2020	2019	2019
Current:
Deferred product licenses revenue	$186	$481	$470
Deferred subscription services revenue	19,535	16,561	12,812
Deferred product support revenue	134,632	161,670	139,402
Deferred other services revenue	6,492	8,395	7,560
Total current deferred revenue and advance payments	$160,845	$187,107	$160,244
Non-current:
Deferred product licenses revenue	$140	$293	$368
Deferred subscription services revenue	5,988	97	142
Deferred product support revenue	4,759	3,417	3,440
Deferred other services revenue	770	537	537
Total non-current deferred revenue and advance payments	$11,657	$4,344	$4,487
Total current and non-current:
Deferred product licenses revenue	$326	$774	$838
Deferred subscription services revenue	25,523	16,658	12,954
Deferred product support revenue	139,391	165,087	142,842
Deferred other services revenue	7,262	8,932	8,097
Total current and non-current deferred revenue and advance payments	$172,502	$191,451	$164,731

Total deferred revenue and advance payments decreased $18.9 million as of September 30, 2020, as compared to December 31, 2019, primarily due to the recognition of previously deferred product support and other services revenues, partially offset by an increase in deferred revenues from new subscription services contracts, including certain multi-year arrangements. Total deferred revenue and advance payments increased $7.8 million as of September 30, 2020, as compared to September 30, 2019, primarily due to an increase in deferred revenue from new subscription services contracts, including certain multi-year arrangements and customers converting from product licenses to our subscription services offerings, partially offset by decreases in deferred product support from certain customers converting from perpetual product licenses to term product licenses or subscription services offerings and the recognition of previously deferred other services revenues.  Included in our international deferred revenue balances at September 30, 2020 is a $2.2 million favorable foreign currency impact from the general weakening of the U.S. dollar compared to the same period in the prior year.

We expect to recognize approximately $160.8 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable.  Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities.  We have also periodically invested a portion of our cash in short-term investments with stated maturity dates between three months and one year from the purchase date. In the third quarter of 2020, we invested a significant portion of our cash in bitcoin. As discussed in Note 1.d, Summary of Significant Accounting Policies – Digital Assets, to our Consolidated Financial Statements, our bitcoin are classified as indefinite-lived intangible assets.

As of September 30, 2020 and December 31, 2019, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $19.0 million and $289.4 million, respectively, and by our non-U.S. entities was $33.7 million and $276.2 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $151.3 million during 2019 and $186.6 million during 2020.  As of September 30, 2020, the remaining balance of our undistributed foreign earnings and profits earned prior to December 31, 2019 is estimated to be $94.8 million. We no longer intend to permanently reinvest our foreign earnings and profits.  After taking into account the Transition Tax and GILTI tax, we expect that the repatriations during 2019 and 2020 generated only an immaterial U.S. tax expense related to U.S. state income taxes.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. As of September 30, 2020, we held approximately 38,250 bitcoins.  We do not believe we will need to sell any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell bitcoins as part of treasury management operations, including to increase our cash balances. The Bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network.  During times of instability in the Bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all.  As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.  In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended September 30,		%
	2020	2019	Change
Net cash provided by operating activities	$28,297	$52,323	-45.9%
Net cash (used in) provided by investing activities	$(316,204)	$259,488	221.9%
Net cash used in financing activities	$(118,864)	$(42,802)	177.7%

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses and product support, as well as consulting, education, and subscription services, and, in the nine months ended September 30, 2019, consideration received from the Domain Name Sale, net of related income taxes and immaterial transaction costs. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes. Non-cash items to further reconcile net (loss) income to net cash provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of ROU assets, credit losses and sales allowances, deferred taxes, share-based compensation expense, and digital asset impairment losses.

Net cash provided by operating activities decreased $24.0 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, due to a $32.4 million decrease in net income and a $31.8 million decrease from changes in operating assets and liabilities, partially offset by a $40.1 million increase from changes in non-cash items.  Included in net cash provided by operating activities for the nine months ended September 30, 2019 is a gain of $21.8 million from the Domain Name Sale, net of related income taxes and immaterial transaction costs.

Net cash (used in) provided by investing activities.  The changes in net cash (used in) provided by investing activities relate to purchases of digital assets, purchases and redemptions of short-term investments, and expenditures on property and equipment. Net cash used in investing activities was $316.2 million for the nine months ended September 30, 2020, while net cash provided by investing activities was $259.5 million for the nine months ended September 30, 2019.  The change in net cash (used in) provided by investing activities was due to a $469.5 million decrease in proceeds from the redemption of short-term investments and a $425.0 million purchase of bitcoins, partially offset by a $310.6 million decrease in purchases of short-term investments and a $8.2 million decrease in purchases of property and equipment.

Net cash used in financing activities.  The changes in net cash (used in) provided by financing activities primarily relate to the purchase of treasury stock and the exercise of stock options under the 2013 Equity Plan. Net cash used in financing activities increased $76.1 million for the nine months ended September 30, 2020, as compared to the same period in the prior year, due to a $74.2 million increase in purchases of treasury stock and a $1.8 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan.

Share repurchases. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report and Note 8, Treasury Stock, to the Consolidated Financial Statements for further information.

Contractual obligations.

The following table shows future minimum payments under noncancellable operating leases and purchase agreements with initial terms of greater than one year and anticipated payments related to the Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of September 30, 2020 (in thousands):

	Payments due by period ended September 30,
	Total	2021	2022-2023	2024-2025	Thereafter
Contractual Obligations:
Operating leases	$146,780	$16,878	$32,665	$27,679	$69,558
Purchase obligations	12,467	6,392	4,007	1,365	703
Transition Tax	28,039	2,951	8,486	16,602	0
Total	$187,286	$26,221	$45,158	$45,646	$70,261

Unrecognized tax benefits.  As of September 30, 2020, we had $2.7 million of total gross unrecognized tax benefits, including accrued interest, recorded in “Other long-term liabilities.”  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect any significant tax payments related to these obligations during 2020.

Off-balance sheet arrangements.  As of September 30, 2020, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 2, Recent Accounting Standards, to the Consolidated Financial Statements for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both market price changes in bitcoin and foreign currency fluctuations.

Market Price Risk of Bitcoin.  We have invested a significant portion of our cash in bitcoin and, as of September 30, 2020, we held approximately 38,250 bitcoins. The carrying value of our bitcoins as of September 30, 2020 was $380.8 million, which reflects cumulative impairments of $44.2 million, on our Consolidated Balance Sheet.  As discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, we account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition.  Impairment losses cannot be recovered for any subsequent increase in fair value.  For example, the market price of one bitcoin in our principal market ranged from $8,905.84 - $12,486.61 during the three months ended September 30, 2020, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition.  Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the three months ended September 30, 2020, we incurred an impairment loss of $44.2 million on our bitcoin. As of October 26, 2020, at 4:00 p.m. EDT, the market price of one bitcoin in our principal market was $13,022.99.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 38.2% and 43.1% of our total revenues for the three months ended September 30, 2020 and 2019, respectively, and 41.0% and 43.2% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of September 30, 2020 and December 31, 2019, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 3.2% and 0.3%, respectively. If average exchange rates during the nine months ended September 30, 2020 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2020 would have decreased by 3.7%.  During the nine months ended September 30, 2020, our revenues were lower by 1.0% as a result of a 1.6% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  During the three months ended September 30, 2020, we implemented new internal controls surrounding the acquisition, safeguarding, accounting, and reporting of our digital assets.  Other than these new controls over our digital assets, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal control over financial reporting to minimize the impact on the design and operating effectiveness of such internal control. We have not experienced any material impact on our internal control over financial reporting despite the fact that many of our employees are working remotely as a result of the COVID-19 pandemic.

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

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we recognize revenue;
•	fluctuations in the price of bitcoin, in which we have made significant investments, and potentially material impairment charges that may be associated therewith;
•	the timing of announcements of new offerings by us or our competitors;
•	changes in our pricing policies or those of our competitors;
•	market acceptance of new and enhanced versions of our offerings;
•	the length of our sales cycles;
•	seasonal or other buying patterns of our customers;
•	changes in our operating expenses;
•	the impact of the COVID-19 pandemic, or other future infectious disease pandemics, on the global economy and on our customers, suppliers, employees, and business;
•	the timing of research and development projects and the capitalization of software development costs;
•	personnel changes;
•	our use of channel partners;
•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software;
•	fluctuations in foreign currency exchange rates;
•	bilateral or multilateral trade tensions, which could affect the reception for our offerings in particular foreign markets;
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

Based on the above factors, we believe quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the market price of our class A common stock may fall.

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

•	announcements by us or our competitors of acquisitions, dispositions, new offerings, significant contracts, commercial relationships, or capital commitments;
•	fluctuations in the price of bitcoin, in which we have made significant investments, and announcements about our transactions in bitcoin;
•	the emergence of new sales channels in which we are unable to compete effectively;
•	our ability to develop, market, and deliver new and enhanced offerings on a timely basis;
•	commencement of, or our involvement in, litigation;
•	any major change in our Board of Directors, management, or governing documents;
•	changes in government regulations or in the status of our regulatory approvals;
•	recommendations by securities analysts or changes in earnings estimates and our ability to meet those estimates;
•	investor perception of our Company;
•	announcements by our competitors of their earnings that are not in line with analyst expectations;
•	the volume of shares of our class A common stock available for public sale;
•	sales or purchases of stock by us or by our stockholders and issuances of awards under our stock incentive plan;
•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and
•	general economic conditions and slow or negative growth of related markets, including as a result of the COVID-19 pandemic.

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

We may not be able to regain or increase profitability in the future

We generated net loss for the nine months ended September 30, 2020, and we may not be able to regain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses in future periods.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2020, we had $33.5 million of deferred tax assets, net of a $2.1 million valuation allowance. If we are unable to regain or increase profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

We face risks related to the COVID-19 pandemic that could significantly disrupt or materially adversely affect our business and operating results.

The COVID-19 pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities have instituted quarantines, work-from-home directives, shelter-in-place orders, social distancing mandates, travel restrictions, border closures, limitations on public gatherings, and closures of or operational limitations on non-essential businesses, which are adversely impacting a number of industries such as travel, leisure, hospitality, and retail. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of prolonged global economic slowdown, which could decrease technology spending, adversely affect demand for our offerings, and harm our business and operating results.

Significant uncertainty exists concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Our product licenses revenues may be negatively impacted in future periods until the effects of the pandemic have subsided due to a general increase in the time it takes to close deals in the current depressed macroeconomic environment.  Our product support revenues may also be negatively impacted in future periods by the overall depressed macroeconomic environment and to the extent that customers require extended payment terms or determine not to renew their product support arrangements as part of their efforts to reduce expenses.  Similarly, we may experience declines in our consulting revenues in future periods due to the overall depressed macroeconomic environment and as our customers continue to operate in remote work environments and aim to reduce expenses. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

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

In light of the uncertain and rapidly evolving situation relating to COVID-19, we have taken precautionary measures intended to reduce the risk of the virus to our employees, customers, and communities in which we operate. We have established remote working arrangements for our employees, placed restrictions on non-essential business travel, and cancelled or shifted our customer, employee, and industry events to a virtual-only format for the foreseeable future. We expect that many of our customers and partners are doing the same. As a result of these precautionary measures, there could be a negative impact on our sales, marketing, and customer success efforts, continued delays in our sales cycles, delays in the release or delivery of new or enhanced offerings or unexpected changes to such offerings, or operational or other challenges, any of which could significantly disrupt our business and operating results. For example, our shift to creating virtual customer, employee, and industry events may not be successful, and we may not be able to showcase our products as effectively or generate the same customer interest, opportunities, and leads through virtual events as we have historically done through in-person events. Additionally, while we have not experienced any material disruptions to date, our technological systems or infrastructure may not be equipped to facilitate effective remote working arrangements or operate in compliance with all laws and regulations for our employees in the short or long term.

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

If the market for analytics software fails to grow as we expect or if businesses fail to adopt our offerings, our business, operating results, and financial condition could be materially adversely affected

Our revenue is derived from sales of our analytics software and related services, which we expect to account for a large portion of our revenues for the foreseeable future.  Although demand for analytics software has continued to grow, the market for analytics offerings continues to evolve.  Resistance from consumer and privacy groups to commercial collection, use, and sharing of data on spending patterns and other personal behavior has grown in recent years and our customers, potential customers, or the general public may perceive that use of our analytics software could violate individual privacy rights.  In addition, increasing government restrictions on the collection, use, and transfer of personal data could impair the further growth of the market for analytics software, especially in foreign markets.  We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others.  By doing so, these competitors may increase their ability to meet the needs of our potential customers by their expanded offerings and rapidly gain significant market share, which could limit our ability to obtain revenues from new customers and to sustain software maintenance revenues from our installed customer base.  In addition, basic office productivity software suites, such as Microsoft Office, could evolve to offer advanced analysis and reporting capabilities that may reduce the demand for our analytics offerings.

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

If we are unable to develop and release new offerings and software enhancements to respond to rapid technological change, new customer requirements, or evolving industry standards in a timely and cost-effective manner, our business, operating results, and financial condition could be materially adversely affected

The market for our offerings is characterized by frequent new offerings and software enhancements in response to rapid technological change, new customer requirements, and evolving industry standards.  The introduction of offerings embodying new technologies can quickly make existing offerings obsolete and unmarketable.  We believe our future success depends largely on our ability to (i) continue to support a number of popular operating systems and databases, (ii) maintain and improve our current offerings, (iii) rapidly develop new offerings and software enhancements that achieve market acceptance, (iv) maintain technological competitiveness, and (v) meet an expanding range of customer requirements.

Analytics applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and software enhancements.  In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available or because of concerns regarding the complexity of migration or performance issues that may occur in new offerings.  We cannot be sure that we will succeed in developing, marketing, and delivering, on a timely and cost-effective basis, new or enhanced offerings that respond to technological change, new customer requirements, or evolving industry standards, nor can we be sure that any new or enhanced offerings will achieve market acceptance.  Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue. This could result in a temporary or permanent revenue shortfall and materially adversely affect our business, operating results, and financial condition.

A substantial customer shift in the deployment of the MicroStrategy platform from a product license model to a cloud subscription model could affect the timing of revenue recognition, reduce product licenses and product support revenues, and materially adversely affect our operating results

We offer our analytics platform in the form of a product license or a cloud subscription.  The payment streams and revenue recognition timing for our product licenses are different from those for our cloud subscriptions.  For product licenses, customers typically pay us a lump sum soon after entering into a license agreement, and we typically recognize product licenses revenue when control of the license is transferred to the customer.  For cloud subscriptions, customers typically make periodic payments over the subscription period and we recognize subscription services revenues ratably over the subscription period.  As a result, if a substantial number of current customers shift to, or new customers purchase, cloud subscriptions instead of product licenses, the resulting change in payment terms and revenue recognition may result in our recognizing less revenue in the reporting period in which the sale transactions are consummated than has been the case in prior periods, with more revenue being recognized in future periods.  This change in the timing of revenue recognition could materially adversely affect our operating results and cash flows for the periods during which such a shift or change in purchasing occurs.  Accordingly, in any particular reporting period, cloud subscription sales could negatively impact product license sales to our existing and prospective customers, which could reduce product licenses and product support revenues.

Our financial results and the market price of our class A common stock may be affected by the price of bitcoin

In July 2020, we announced a capital allocation strategy, pursuant to which we intended to use capital in excess of working capital requirements to (i) return up to $250.0 million to our stockholders over a 12-month period and (ii) invest up to another $250.0 million during the same period in one or more alternative investments or assets, which may include stocks, bonds, commodities such as gold, digital assets such as bitcoin, or other asset types. In August 2020, our Board of Directors authorized the investment of up to $250.0 million in bitcoin. In September 2020, our Board of Directors adopted a new Treasury Reserve Policy that updated our treasury management and capital allocation strategies, under which our treasury reserve assets will consist of (i) Cash Assets held by us that exceed working capital requirements and (ii) bitcoin held by us, with bitcoin serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets. As part of these treasury management and capital allocation strategies, we purchased a total of approximately 38,250 bitcoins at an aggregate purchase price of

$425.0 million in the third quarter of 2020 for an average purchase price of approximately $11,111 per bitcoin.  As a result of the Treasury Reserve Policy, in future periods, we may purchase additional bitcoins and increase our overall holdings of bitcoin or sell our bitcoins and decrease our overall holdings of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. Any decrease in the fair value of bitcoin below our carrying value for such assets at any time since their acquisition requires us to incur an impairment charge, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets. For example, in the third quarter of 2020, we incurred an impairment charge of approximately $44.2 million related to our bitcoin. Any decrease in reported earnings or increased volatility of such earnings due to impairment charges related to our bitcoin holdings could have a material adverse effect on the market price of our class A common stock. Any future changes in GAAP that require us to change the manner in which we account for our bitcoins could have a material adverse effect on our financial results and the market price of our class A common stock.

The likelihood of our investments in bitcoin significantly impacting our financial results and the market price of our class A common stock will increase if we increase our overall holdings of bitcoin in the future. In addition, if investors view the value of our class A common stock as dependent upon or linked to the value or change in the value of our bitcoin, the price of bitcoin may significantly influence the market price of our class A common stock.

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain

Bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. For example, the application of securities laws and other regulations to such assets is unclear in many respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying and accessing bitcoin, institutional demand for bitcoin as an investment asset, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term. Because bitcoins have no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by “miners” who validate bitcoin transactions, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin.

The concentration of our investments in bitcoin enhances the risks inherent in our bitcoin investments

As of September 30, 2020, we have invested a significant portion of our cash in bitcoin. As of such date, we held approximately 38,250 bitcoins with a carrying value of $380.8 million. The concentration of our investments in bitcoin limits the risk mitigation that we could take advantage of by investing in a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin investments. If there is a significant decrease in the price of bitcoin, we may experience a more pronounced impact on our financial condition than if we invested our cash in a more diverse portfolio of treasury assets.

Our investments in bitcoin are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents

In September 2020, we adopted bitcoin as our primary treasury reserve asset. Historically, the Bitcoin market has been characterized by more price volatility, less liquidity, and lower trading volumes compared to sovereign currencies markets, as well as relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. If we are unable to sell our bitcoins, or if we are forced to sell our bitcoins at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoins, we may lose some or all of our bitcoins and our financial condition and results of operations could be materially adversely affected

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin, as well as other blockchain-based cryptocurrencies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. While we hold all of our bitcoins, and expect to hold all of our bitcoins in the future, with established cryptocurrency custodians, a successful security breach or cyberattack could result in a partial or total loss of our bitcoins in a manner that may not be covered by insurance or indemnity provisions of our custody agreements with those custodians. Such a loss could have a material adverse effect on our financial condition and results of operations.

The loss or destruction of a private key required to access our bitcoin may be irreversible. If we are unable to access our private keys or if we experience a cyberattack or other data loss relating to our bitcoin, our financial condition and results of operations could be materially adversely affected.

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. While the Bitcoin and blockchain ledger require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoins held in such wallet. To the extent our private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoins held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets will not be compromised as a result of a cyberattack. The Bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

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

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility, or other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, and Poland.  In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services, including AWS, Azure, and other cloud services.  We could experience a disruption or failure of our systems or the third-party hosting facility or other services that we use. Such disruptions or failures could include a natural disaster, fire, cyberattack, act of terrorism, geopolitical conflict, pandemic (including the ongoing COVID-19 pandemic), the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, host country restrictions on the conduct of our business operations or the availability of our offerings, or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

These disruptions or failures could severely impact our ability to conduct normal business operations, impact our ability to attract new customers or maintain our existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings.  For the nine months ended September 30, 2020, transactions by channel partners for which we recognized revenue accounted for 21.1% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships.  Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings.  If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and non-current deferred revenue and advance payments totaled $172.5 million as of September 30, 2020.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks.  International revenues accounted for 38.2% and 43.1% of our total revenues for the three months ended September 30, 2020 and 2019, respectively, and 41.0% and 43.2% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively.  Our international operations require significant management attention and financial resources.

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

•	our ability to adapt to sales practices and customer requirements in different cultures;
•	natural disasters, acts of war, terrorism, or pandemics (including the ongoing COVID-19 pandemic);
•	corporate espionage; and
•	political instability and security risks in the countries where we are doing business.

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

Moreover, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions. Our failure to comply with these laws and regulations has exposed, and may in the future expose, us to fines and penalties. These laws and regulations include anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, local laws prohibiting corrupt payments to government officials, and local laws relating to procurement, contracting, and antitrust. These laws and regulations also include import and export requirements and economic and trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce based on U.S. foreign policy and national security goals against targeted foreign states, organizations, and individuals.  Although we have implemented policies and procedures designed to help ensure compliance with these laws, our employees, channel partners, and other persons with whom we do business may take actions in violation of our policies or these laws. For example, following an internal review initiated in 2018, we believe our Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to sell our offerings to one or more countries, and could also materially damage our reputation and our brand.

These factors may have a material adverse effect on our future sales and, consequently, on our business, operating results, and financial condition.

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles of certain of our offerings, which could materially adversely affect our revenues and operating results

The decision to purchase our offerings typically requires our customers to invest substantial time, money, personnel, and other resources, which can result in long sales cycles that can exceed nine months from point of first contact to purchase order. These long sales cycles increase the risk that intervening events, such as the introduction of new offerings and changes in customer budgets and purchasing priorities, will affect the size, timing, and completion of an order. Even if an order is completed, the time and resources required to implement and integrate our offerings vary widely depending on customer needs and the complexity of deployment. If we lose sales or sales are delayed due to these long sales and implementation cycles, our revenues and operating results for that period may be materially adversely affected.

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly.

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, these transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods.  For the nine months ended September 30, 2020, our top three product licenses transactions with recognized revenue totaled $14.7 million, or 25.8% of total product licenses revenues, compared to $5.4 million, or 9.4% of total product licenses revenues, for the nine months ended September 30, 2019.

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

We depend on technology licensed to us by third parties, and the loss of this technology could impair our software, delay implementation of our offerings, or force us to pay higher license fees

We license third-party technologies that are incorporated into or utilized by our existing offerings. These licenses may be terminated, or we may be unable to license third-party technologies for future offerings. In addition, we may be unable to renegotiate acceptable third-party license terms, or we may be subject to infringement liability if third-party technologies that we license is found to infringe intellectual property rights of others. Changes in or the loss of third-party licenses could lead to a material increase in our costs or to our offerings becoming inoperable or their performance being materially reduced.  As a result, we may need to incur additional development costs to help ensure continued performance of our offerings, and we may experience a decreased demand for our offerings.

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

Changes in third-party software or systems or the emergence of new industry standards could materially adversely affect the operation of and demand for our existing software

The functionalities of our software depend in part on the ability of our software to interface with our customers’ IT infrastructure and cloud environments, including software applications, network infrastructure, and end user devices, which are supplied to our customers by various other vendors. When new or updated versions of these third-party software or systems are introduced, or new industry standards in related fields emerge, we may be required to develop updated versions of or enhancements to our software to help ensure that it continues to effectively interoperate with our customers’ IT infrastructure and cloud environments. If new or modified operating systems are introduced or new web standards and technologies or new standards in the field of database access technology emerge that are incompatible with our software, and we are unable to adapt our software on a timely basis, the ability of our software to deliver reports, access customer databases, or otherwise perform key functions could be impaired, which may impact our customers’ satisfaction with our software and potentially result in breach of warranty claims or other claims. For example, the release of the Google Chrome version 80 browser and Microsoft’s Windows security update enabling LDAP hardening affected some existing MicroStrategy software deployments, as a result of which we were required to make certain changes to our software. Development efforts to maintain the interoperability of our software with our customers’ IT infrastructure and cloud environments could require substantial capital investment and employee resources, and we may not be able to update our software quickly, cost-effectively, or at all. If we are unable to update our software in a timely manner, demand for our software could be materially adversely affected.

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

Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us or our third-party service providers to comply with applicable privacy policies, contractual obligations, or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by domestic or foreign government entities or others, including private plaintiffs in litigation.  Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, government orders, and/or orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, reputation, and financial condition.

Various U.S. federal, U.S. state, and foreign legislative, regulatory, or other government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business. In the European Union, the General Data Protection Regulation (“GDPR”) took effect in May 2018.  GDPR governs data practices and privacy, establishes requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to €20,000,000 or 4% of global annual revenue, whichever is higher, and establishes a private right of action.  Furthermore, a new ePrivacy Regulation, regulating electronic communications, was proposed in 2017 and is under consideration by the European Commission, the European Parliament, and the European Council. More recently, in the European Union, the Court of Justice of the European Union (“CJEU”) invalidated the U.S.-EU Privacy Shield in July 2020.  The U.S.-EU Privacy Shield provided a mechanism to lawfully transfer personal data from the European Union to the United States and certain other countries.  In the wake of the invalidation of the U.S.-EU Privacy Shield, we have transitioned to reliance on the EU Standard Contractual Clauses (“SCCs”) to lawfully transfer certain personal data from the European Union to the United States.  We are currently negotiating and implementing SCCs with our customers, partners, and vendors, which has increased costs and will require changes to our business practices.  Although the CJEU upheld the validity of SCCs for the time being as a lawful data transfer mechanism, this transfer mechanism may also be declared invalid in the future, requiring us to provide an alternative means of data transfer, which may result in additional costs or require changes to certain business practices. For the time being, guidance from the CJEU and EU data protection authorities mandated that appropriate safeguards must be provided to protect the transferred data against third-party access. Implementing such safeguards could result in substantial costs, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.

Brazil also enacted the Lei Geral de Proteção de Dados (the Brazilian General Data Protection Law), which became effective in August 2020 and imposes requirements largely similar to GDPR on products and services offered to users in Brazil.  We may also be subject in China to the Cybersecurity Law that went into effect in June 2017 and a revision of the Personal Information Security Specification that will become effective in October 2020, which have uncertain but broad application and imposes a number of new privacy and data security obligations, including a data localization requirement for certain types of data. China is also considering new legislation on the protection of privacy and personal data, including a Personal Information Protection Law and a Data Security Law that may impose new obligations on us. Other countries are considering new or expanded laws governing privacy and data security that may impact our business practices.

The state of California has also adopted a new comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020.  We may be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could carry the threat of regulatory investigations and fines or private litigation.  In addition, several states are also considering bills similar to the CCPA or other generally applicable privacy laws that may impose additional costs and obligations on us. Moreover, a new proposed privacy law, the California Privacy Rights Act (“CPRA”), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election.  If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses.

Furthermore, the U.S. Congress is considering comprehensive privacy legislation, including legislation addressing data collected to address the COVID-19 pandemic.  At this time, it is unclear whether Congress will in fact pass such a law and if so, when and what it will require and prohibit.  Moreover, it is not clear whether any such legislation would give the Federal Trade Commission (“FTC”) any new authority to impose civil penalties for violations of the Federal Trade Commission Act in the first instance, whether the U.S. Congress will grant the FTC rulemaking authority over privacy and information security, or whether the U.S. Congress will vest some or all privacy and data security regulatory authority and enforcement power in a new agency, akin to E.U. Data Protection Authorities.

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

If we or our third-party service providers experience a disruption due to a cybersecurity attack or security breach and unauthorized parties obtain access to our customers’, prospects’, vendors’, or channel partners’ data, our data, our networks or other systems, or the cloud environments we manage, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’, prospects’, vendors’, and channel partners’ information and data as well as our own, including in our networks and other systems and the cloud environments we manage.  The security measures that we or our third-party service providers have implemented may not be effective against all current or future security threats.  For example, security measures may be breached as a result of technological error, computer viruses, or third-party action, including intentional misconduct by computer hackers, physical break-ins, the actions of state actors, industrial espionage, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as user names or passwords, and employee, customer, or channel partner error or malfeasance.  We have experienced attempts by third parties to identify and exploit software and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’ or service providers’ cloud environments, networks, and other systems.

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

Any security breach, ransomware attack, or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt our normal business operations, require us to spend material resources to investigate or correct the breach, require us to notify affected customers or individuals and/or applicable regulators and others, and provide identity theft protection services to individuals under applicable laws, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and materially adversely affect our revenues and operating results.  Our software operates in conjunction with and is dependent on third-party products and components across a broad ecosystem.  If there is a security vulnerability in one of these products or components, and if there is a security exploit targeting it, we could face increased costs, liability claims, customer dissatisfaction, reduced revenue, or harm to our reputation or competitive position.

These risks will increase as we continue to grow the number and scale of our cloud subscriptions and process, store, and transmit increasingly large amounts of our customers’, prospects’, vendors’, channel partners’, and our own information and data, which may include proprietary or confidential data or personal or other identifying information.  In particular, in connection with the COVID-19 pandemic, there has been an increase in cyberattacks and other malicious activities as shelter-in-place orders and remote working conditions have led businesses to increase reliance on virtual environments and communication systems, which have been subjected to increasing third-party vulnerabilities and security risks. Moreover, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of business intelligence or analytics platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.

Our intellectual property is valuable, and any inability to protect it could reduce the value of our offerings and brand

We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures, and contractual commitments to protect our intellectual property worldwide. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our software or otherwise obtain and use our intellectual property. Any intellectual property owned by us may be invalidated, circumvented, or challenged. Any of our pending or future intellectual property applications, whether or not currently being challenged, may not be issued with the scope we seek, if at all. Moreover, amendments to and developing jurisprudence regarding U.S. and international law may affect our ability to protect our intellectual property and defend against claims of infringement. In addition, although we generally enter into confidentiality agreements with our employees and contractors, the confidential nature of our intellectual property may not be maintained. Furthermore, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from third parties claiming we are infringing their intellectual property rights, principally patent, copyright, and trademark rights. The number of such claims may increase as we continue to expand our offerings and branding, the number of offerings and level of competition in our industry segments grow, the functionality of offerings overlaps, and the volume of issued patents, patent applications, and copyright and trademark registrations continues to increase. Responding to any infringement claim, regardless of its validity, could:

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of October 19, 2020, holders of our class B common stock owned 2,014,025 shares of class B common stock, or 73.5% of the total voting power.  As of October 19, 2020, Mr. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 73.4% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 – July 31, 2020	0	N/A	0	$209,137,964
August 1, 2020 – August 31, 2020	0	N/A	0	$209,137,964
September 1, 2020 – September 30, 2020	432,313	$140.00 (2)	432,313	$209,137,964
Total:	432,313	$140.00 (2)	432,313	$209,137,964

(1)

On July 28, 2005, we announced that the Board of Directors authorized us to repurchase up to an aggregate of $300.0 million of our class A common stock from time to time on the open market under the Share Repurchase Program. The Share Repurchase Program was subsequently amended to authorize us to repurchase up to an aggregate of $800.0 million of our class A common stock through April 29, 2023, although the program may be suspended or discontinued by us at any time.  The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be funded using our working capital, as well as proceeds from any other funding arrangements that we may enter into in the future.  During the three months ended September 30, 2020, we did not repurchase any shares of our class A common stock pursuant to the Share Repurchase Program.  As of September 30, 2020, pursuant to the Share Repurchase Program, we had repurchased an aggregate of 5,674,226 shares of our class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million.  As of September 30, 2020, $209.1 million of our class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(2)

On August 11, 2020, we announced that we commenced the Offer to purchase up to $250.0 million in value of shares of our issued and outstanding class A common stock, or such lesser number of shares as are properly tendered and not properly withdrawn, at a price not greater than $140.00 nor less than $122.00 per share. The Offer expired at 5:00 p.m., New York City time, on September 10, 2020. During the three months ended September 30, 2020, we repurchased an aggregate of 432,313 shares of our class A common stock through the Offer at a price of $140.00 per share for an aggregate cost of $61.3 million, inclusive of $0.8 million in certain fees and expenses related to the Offer.

Item 5. Other Information

Earnings Release

On October 27, 2020, we issued a press release announcing the Company’s financial results for the quarter ended September 30, 2020. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated October 27, 2020, regarding the Company’s financial results for the quarter ended September 30, 2020.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSTRATEGY INCORPORATED

By:	/s/ Phong Le
Phong Le
President & Chief Financial Officer

By:	/s/ Jeanine Montgomery
Jeanine Montgomery
Senior Vice President & Chief Accounting Officer

Date: October 27, 2020