Form 10-Q
period 2021-03-31
MICROSTRATEGY Inc
filed 2021-04-29
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 22, 2021, the registrant had 7,781,568 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,544	$59,675
Restricted cash	1,194	1,084
Accounts receivable, net	150,626	197,461
Prepaid expenses and other current assets	16,390	14,400
Total current assets	250,754	272,620
Digital assets	1,946,582	1,054,302
Property and equipment, net	41,091	42,975
Right-of-use assets	71,367	73,597
Deposits and other assets	15,013	15,615
Deferred tax assets, net	118,272	6,503
Total assets	$2,443,079	$1,465,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$39,816	$45,119
Accrued compensation and employee benefits	44,824	49,249
Deferred revenue and advance payments	198,980	191,250
Total current liabilities	283,620	285,618
Convertible senior notes, net	1,661,914	486,366
Deferred revenue and advance payments	14,517	14,662
Operating lease liabilities	81,849	84,328
Other long-term liabilities	34,329	33,382
Deferred tax liabilities	1,812	8,211
Total liabilities	2,078,041	912,567
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 16,466 shares issued and 7,782 shares outstanding, and 16,307 shares issued and 7,623 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	685,943	763,051
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(5,721)	(3,885)
Retained earnings	466,902	575,965
Total stockholders’ equity	365,038	553,045
Total liabilities and stockholders’ equity	$2,443,079	$1,465,612

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenues:
Product licenses	$21,280	$12,584
Subscription services	10,026	7,968
Total product licenses and subscription services	31,306	20,552
Product support	70,649	71,158
Other services	20,947	19,714
Total revenues	122,902	111,424
Cost of revenues:
Product licenses	488	670
Subscription services	3,628	4,064
Total product licenses and subscription services	4,116	4,734
Product support	4,812	6,718
Other services	13,621	13,093
Total cost of revenues	22,549	24,545
Gross profit	100,353	86,879
Operating expenses:
Sales and marketing	38,198	39,518
Research and development	29,483	26,101
General and administrative	21,729	21,332
Digital asset impairment losses	194,095	0
Total operating expenses	283,505	86,951
Loss from operations	(183,152)	(72)
Interest (expense) income, net	(2,396)	1,855
Other income, net	1,264	434
(Loss) income before income taxes	(184,284)	2,217
(Benefit from) provision for income taxes	(74,264)	1,560
Net (loss) income	$(110,020)	$657
Basic (loss) earnings per share (1)	$(11.40)	$0.07
Weighted average shares outstanding used in computing basic (loss) earnings per share	9,647	9,976
Diluted (loss) earnings per share (1)	$(11.40)	$0.07
Weighted average shares outstanding used in computing diluted (loss) earnings per share	9,647	10,031

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Net (loss) income	$(110,020)	$657
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(1,836)	(1,171)
Unrealized gain on short-term investments	0	624
Total other comprehensive loss	(1,836)	(547)
Comprehensive (loss) income	$(111,856)	$110

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2020	$508,559	15,888	$16	2,035	$2	$593,583	(7,807)	$(658,880)	$(9,651)	$583,489
Net income	657	0	0	0	0	0	0	0	0	657
Other comprehensive loss	(547)	0	0	0	0	0	0	0	(547)	0
Issuance of class A common stock under stock option plans	340	3	0	0	0	340	0	0	0	0
Purchases of treasury stock	(50,747)	0	0	0	0	0	(355)	(50,747)	0	0
Share-based compensation expense	3,164	0	0	0	0	3,164	0	0	0	0
Balance at March 31, 2020	$461,426	15,891	$16	2,035	$2	$597,087	(8,162)	$(709,627)	$(10,198)	$584,146
Net income	3,387	0	0	0	0	0	0	0	0	3,387
Other comprehensive income	1,011	0	0	0	0	0	0	0	1,011	0
Issuance of class A common stock under stock option plans	1,562	12	0	0	0	1,562	0	0	0	0
Purchases of treasury stock	(11,128)	0	0	0	0	0	(90)	(11,128)	0	0
Share-based compensation expense	2,202	0	0	0	0	2,202	0	0	0	0
Balance at June 30, 2020	$458,460	15,903	$16	2,035	$2	$600,851	(8,252)	$(720,755)	$(9,187)	$587,533
Net loss	(14,229)	0	0	0	0	0	0	0	0	(14,229)
Other comprehensive income	2,287	0	0	0	0	0	0	0	2,287	0
Conversion of class B to class A common stock	0	21	0	(21)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	1,714	13	0	0	0	1,714	0	0	0	0
Purchases of treasury stock	(61,349)	0	0	0	0	0	(432)	(61,349)	0	0
Share-based compensation expense	2,409	0	0	0	0	2,409	0	0	0	0
Balance at September 30, 2020	$389,292	15,937	$16	2,014	$2	$604,974	(8,684)	$(782,104)	$(6,900)	$573,304
Net income	2,661	0	0	0	0	0	0	0	0	2,661
Other comprehensive income	3,015	0	0	0	0	0	0	0	3,015	0
Conversion of class B to class A common stock	0	50	0	(50)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	47,466	320	0	0	0	47,466	0	0	0	0
Share-based compensation expense	2,801	0	0	0	0	2,801	0	0	0	0
Equity component of convertible senior notes, net of issuance cost and deferred tax liability	107,810	0	0	0	0	107,810	0	0	0	0
Balance at December 31, 2020	$553,045	16,307	$16	1,964	$2	$763,051	(8,684)	$(782,104)	$(3,885)	$575,965
Opening balance adjustment due to the adoption of ASU 2020-06	(106,853)	0	0	0	0	(107,810)	0	0	0	957
Net loss	(110,020)	0	0	0	0	0	0	0	0	(110,020)
Other comprehensive loss	(1,836)	0	0	0	0	0	0	0	(1,836)	0
Issuance of class A common stock under stock option plans	23,854	159	0	0	0	23,854	0	0	0	0
Share-based compensation expense	6,848	0	0	0	0	6,848	0	0	0	0
Balance at March 31, 2021	$365,038	16,466	$16	1,964	$2	$685,943	(8,684)	$(782,104)	$(5,721)	$466,902

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(110,020)	$657
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,782	2,756
Reduction in carrying amount of right-of-use assets	2,086	2,053
Credit losses and sales allowances	(172)	828
Deferred taxes	(76,759)	957
Share-based compensation expense	7,711	3,111
Digital asset impairment losses	194,095	0
Amortization of issuance costs on convertible senior notes	1,172	0
Changes in operating assets and liabilities:
Accounts receivable	6,774	14,406
Prepaid expenses and other current assets	(2,919)	(3,295)
Deposits and other assets	(62)	84
Accounts payable and accrued expenses	(3,413)	(154)
Accrued compensation and employee benefits	(3,810)	(13,031)
Deferred revenue and advance payments	47,606	22,001
Operating lease liabilities	(2,458)	(2,238)
Other long-term liabilities	90	934
Net cash provided by operating activities	62,703	29,069
Investing activities:
Purchases of digital assets	(1,086,375)	0
Proceeds from redemption of short-term investments	0	10,000
Purchases of property and equipment	(447)	(661)
Purchases of short-term investments	0	(9,928)
Net cash used in investing activities	(1,086,822)	(589)
Financing activities:
Proceeds from convertible senior notes	1,050,000	0
Issuance costs paid for convertible senior notes	(24,596)	0
Proceeds from sale of class A common stock under exercise of employee stock options	23,854	340
Purchases of treasury stock	0	(50,747)
Net cash provided by (used in) financing activities	1,049,258	(50,407)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,160)	(3,871)
Net increase (decrease) in cash, cash equivalents, and restricted cash	22,979	(25,798)
Cash, cash equivalents, and restricted cash, beginning of period	60,759	457,816
Cash, cash equivalents, and restricted cash, end of period	$83,738	$432,018

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

As discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements, the Company adopted Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), effective January 1, 2021.  Comparative prior period Consolidated Financial Statements have not been restated for ASU 2020-06 and are not directly comparable to the current period Consolidated Financial Statements.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Except for the impact of adopting ASU 2020-06 on its accounting for convertible debt arrangements and diluted earnings per share calculation, changes to the expected stock price volatility assumption in the Black-Scholes valuation model used to determine the fair value of certain awards granted under the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) and the grant date fair value under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), and updated accounting policies for the 2021 ESPP, as discussed below, there have been no significant changes in the Company’s accounting policies since December 31, 2020.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Convertible Debt Arrangement

As discussed in Note 6, Convertible Senior Notes, to the Consolidated Financial Statements, the Company issued convertible senior notes in December 2020 and February 2021.  As the embedded conversion features in each of the notes are indexed to the Company’s own stock and meet the criteria for classification in stockholders’ equity, derivative accounting does not apply and the Company records the aggregate principal amount of the notes as a liability on its Consolidated Balance Sheet, offset by the issuance costs associated with each offering. The issuance costs are amortized to interest expense using the effective interest method over the expected term of each of the notes.

(c) Share-based Compensation

The Company maintains the 2013 Equity Plan, under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards.  During February 2021, the Company adopted the 2021 ESPP, under which eligible employees of the Company and certain of its subsidiaries may be provided with opportunities to purchase shares of the Company’s class A common stock.

The Company recognizes share-based compensation expense associated with the 2013 Equity Plan and the 2021 ESPP on a straight-line basis over the requisite service period (generally, the vesting period for awards under the 2013 Equity Plan and the offering period under the 2021 ESPP).  For options and other stock-based awards, the share-based compensation expense is based on the fair value of the awards on the date of grant, as estimated using the Black-Scholes valuation model.  For the 2021 ESPP, the share-based compensation expense is based on the grant date fair value, which consists of the intrinsic value of any purchase discount and the fair value of the look-back provision using the Black-Scholes valuation model. For restricted stock units, the share-based compensation expense is based on the fair value of the Company’s class A common stock on the date of grant.

The Black-Scholes valuation model requires the input of certain management assumptions, including the expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield.  Beginning in 2021, the Company estimates the expected stock price volatility by calculating a blended rate from the historical stock price volatility of its class A common stock and the implied volatility of the Company’s traded financial instruments with similar terms to the respective award. For stock options granted prior to 2021, the Company relied exclusively on its historical stock price volatility to estimate the expected stock price volatility over the expected term because the Company believed at the date of grant that future volatility was unlikely to differ from the past.  The remaining assumptions in the Black-Scholes valuation model have not changed significantly since December 31, 2020. These assumptions are based on management’s best judgment, and changes to these assumptions could materially affect the fair value estimates and amount of share-based compensation expense recognized.

See Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Equity Plan, the 2021 ESPP, related share-based compensation expense, and assumptions used in determining fair value.

(d) Basic and Diluted Earnings Per Share

Basic earnings per share is determined by dividing the net income attributable to common stockholders by the weighted average number of common shares and participating securities outstanding during the period.  Participating securities are included in the basic earnings per share calculation when dilutive.  Diluted earnings per share is determined by dividing the net income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares are included in the diluted earnings per share calculation when dilutive.  Potential common shares consisting of class A common stock issuable upon the exercise of outstanding employee stock options, the vesting of restricted stock units, and in connection with the 2021 ESPP are computed using the treasury stock method.  Upon the adoption of ASU 2020-06, potential common shares consisting of class A common stock issuable upon conversion of the Company’s convertible senior notes are computed using the if-converted method. Prior to the adoption of ASU 2020-06, potential common shares consisting of class A common stock issuable upon conversion of the Company’s convertible senior notes were computed using the treasury stock method. See Note 2, Recent Accounting Standards, to the Consolidated Financial Statements for further information regarding the differences in the if-converted and treasury stock methods.

(2) Recent Accounting Standards

Accounting for Convertible Instruments

The Company early adopted ASU 2020-06 effective as of January 1, 2021 using the modified retrospective method, which resulted in a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption, recorded as follows (in thousands):

	December 31, 2020	Effect of the Adoption	January 1, 2021
Consolidated Balance Sheet	As Reported	of ASU 2020-06	As Adjusted
Deferred tax liabilities (assets)	$8,211	$(41,693)	$(33,482)
Convertible senior notes, net	486,366	148,546	634,912
Additional paid-in-capital	763,051	(107,810)	655,241
Retained earnings	575,965	957	576,922

The following significant accounting changes occurred as result of the adoption of ASU 2020-06:

(i)

Elimination of the cash conversion model.  Under previous GAAP, instruments that may be partially settled in cash were in the scope of the “cash conversion” model, which required conversion features to be separately reported in equity. Upon the adoption of ASU 2020-06, the cash conversion model was eliminated and the Company no longer records conversion features in equity and instead accounts for its convertible senior notes as single units of debt.  As a result, there is no longer a debt discount or subsequent amortization to be recognized as interest expense.  Similarly, the Company no longer allocates a portion of the related issuance costs to equity. As a result of these changes, temporary differences between the Company’s book and tax bases have been eliminated and the Company no longer records any related net deferred tax liability.

(ii)

Use of the “if-converted” method for calculating diluted earnings per share.  Under previous GAAP, the Company utilized the “treasury stock” method for computing the diluted earnings per share impact of its convertible senior notes.  Under the treasury stock method, only the excess of the average stock price of the Company’s class A common stock for the reporting period over the conversion price was used in determining the impact to the diluted earnings per share denominator.  Upon the adoption of ASU 2020-06, the Company may no longer use the treasury stock method for instruments with flexible settlement arrangements. Instead, the Company is required to use the if-converted method, which requires all underlying shares be included in the denominator regardless of the average stock price for the reporting period, in addition to adding back to the numerator the related interest expense from the stated coupon and the amortization of issuance costs, if dilutive.

Accounting for income taxes

The Company adopted Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) effective as of January 1, 2021.  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities related to outside basis differences. ASU 2019-12 requires certain amendments to be applied prospectively and others retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. Prior periods have not been adjusted and no cumulative-effect adjustment to retained earnings was made.

(3) Digital Assets

The Company accounts for its digital assets as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other.  The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.  During the three months ended March 31, 2021, the Company purchased approximately 20,857 bitcoins for $1.086 billion in cash, including cash from the net proceeds related to the issuance of its convertible senior notes due 2027. During the three months ended March 31, 2021, the Company incurred $194.1 million of impairment losses on its bitcoin, which were recognized as “Digital asset impairment losses” in the Company’s Consolidated Statement of Operations. As of March 31, 2021, the carrying value of the Company’s approximately 91,326 bitcoins was $1.947 billion, which reflects cumulative impairments of $264.8 million. As of December 31, 2020, the carrying value of the Company’s approximately 70,469 bitcoins was $1.054 billion, which reflected cumulative impairments of $70.7 million. The carrying value represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through March 31, 2021 or December 31, 2020, respectively, and not as of March 31, 2021 or December 31, 2020, respectively.  The Company did not sell any of its bitcoins during the three months ended March 31, 2021.

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

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2021	2020
Billed and billable	$152,686	$200,221
Less: allowance for credit losses	(2,060)	(2,760)
Accounts receivable, net	$150,626	$197,461

Changes in the allowance for credit losses were not material for the three months ended March 31, 2021. In estimating its allowance for credit losses as of March 31, 2021, the Company considered the impact from the pandemic caused by a novel strain of coronavirus (“COVID-19”) and established additional risk pools and reserves relating to customers in certain geographic areas and industries, in addition to separately assessing the reserves for certain customers that have been granted extended payment terms.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. During the three months ended March 31, 2021 and 2020, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.3 million and $1.1 million in accrued sales and usage-based royalty revenue as of March 31, 2021 and December 31, 2020, respectively.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2021	2020
Current:
Deferred product licenses revenue	$195	$1,495
Deferred subscription services revenue	25,689	26,258
Deferred product support revenue	167,282	156,216
Deferred other services revenue	5,814	7,281
Total current deferred revenue and advance payments	$198,980	$191,250

Non-current:
Deferred product licenses revenue	$67	$139
Deferred subscription services revenue	8,317	8,758
Deferred product support revenue	5,401	5,055
Deferred other services revenue	732	710
Total non-current deferred revenue and advance payments	$14,517	$14,662

During the three months ended March 31, 2021, the Company recognized revenues of $70.3 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2021. During the three months ended March 31, 2020, the Company recognized revenues of $69.2 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2020. For the three months ended March 31, 2021 and 2020, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

As of March 31, 2021, the Company had an aggregate transaction price of $213.5 million allocated to remaining performance obligations related to product support, subscription services, other services, and, in limited cases, product licenses contracts.  The Company expects to recognize $199.0 million within the next 12 months and $14.5 million thereafter.

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

As of March 31, 2021, the Company’s right-of-use (“ROU”) assets and total lease liabilities were $61.0 million and $81.2 million, respectively, for leases in the United States and $10.4 million and $11.3 million, respectively, for foreign leases. As of December 31, 2020, the Company’s ROU assets and total lease liabilities were $62.2 million and $82.9 million, respectively, for leases in the United States and $11.4 million and $12.2 million, respectively, for foreign leases. The Company’s most significant lease is for its corporate headquarters in Northern Virginia. The ROU asset and total lease liability related to the Company’s corporate headquarters lease were $58.1 million and $78.2 million, respectively, as of March 31, 2021, and $59.0 million and $79.7 million, respectively, as of December 31, 2020. During the three months ended March 31, 2021 and 2020, there were no ROU assets obtained in exchange for new operating lease liabilities.

(6) Convertible Senior Notes

In December 2020, the Company issued $650.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2025 (the “2025 Notes”) in a private offering.  The 2025 Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021. Holders of the 2025 Notes may receive additional interest under specified circumstances as outlined in the indenture relating to the issuance of the 2025 Notes (the “2025 Notes Indenture”). The 2025 Notes will mature on December 15, 2025, unless earlier converted, redeemed, or repurchased in accordance with their terms. The total net proceeds from the 2025 Notes offering, after deducting initial purchaser discounts and issuance costs, were approximately $634.7 million.

In February 2021, the Company issued $1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Notes”) in a private offering.  The 2027 Notes are senior unsecured obligations of the Company and do not bear regular interest. However, holders of the 2027 Notes may receive special interest under specified circumstances as outlined in the indenture relating to the issuance of the 2027 Notes (the “2027 Notes Indenture”). Any special interest is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2027 Notes will mature on February 15, 2027, unless earlier converted, redeemed, or repurchased in accordance with their terms. The total net proceeds from the 2027 Notes offering, after deducting initial purchaser discounts and issuance costs, were approximately $1.026 billion.

The 2025 Notes and 2027 Notes (collectively, the “Notes”) are senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The Notes are convertible into shares of the Company’s class A common stock at initial conversion rates of 2.5126 shares and 0.6981 shares per $1,000 principal amount of Notes for the 2025 Notes and 2027 Notes, respectively (equivalent to an initial conversion price of approximately $397.99 per share and $1,432.46 per share of class A common stock for the 2025 Notes and 2027 Notes, respectively). The conversion rates are subject to customary anti-dilution adjustments. In addition, following certain events that may occur prior to the respective maturity dates or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in the 2025 Notes Indenture and the 2027 Notes Indenture (collectively, the “Indentures”), respectively. As of March 31, 2021, the maximum number of shares into which the Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Notes and 2027 Notes, respectively.

Prior to June 15, 2025 and August 15, 2026 for the 2025 Notes and 2027 Notes, respectively, the Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 and June 30, 2021 for the 2025 Notes and 2027 Notes, respectively (and only during such calendar quarter), if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2025 Notes or 2027 Notes, respectively, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indentures) per $1,000 principal amount of the 2025 Notes or 2027 Notes, respectively, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s class A common stock and the applicable conversion rate on each such trading day; (3) if the Company calls any or all of the 2025 Notes or 2027 Notes, respectively, for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon occurrence of specified corporate events as described in the Indentures.

On or after June 15, 2025 or August 15, 2026 for the 2025 Notes and 2027 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity dates of the 2025 Notes or 2027 Notes, respectively, holders may convert the 2025 Notes or 2027 Notes, respectively, at any time. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s class A common stock, or a combination of cash and shares of class A common stock, at the Company’s election.

Prior to December 20, 2023 or February 20, 2024 for the 2025 Notes and 2027 Notes, respectively, the Company may not redeem the Notes.  The Company may redeem for cash all or a portion of the 2025 Notes or 2027 Notes, at its option, on or after December 20, 2023 or February 20, 2024, respectively, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the 2025 Notes or 2027 Notes, respectively, then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If the Company undergoes a “fundamental change,” as defined in the Indentures, prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indentures contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding 2025 Notes or 2027 Notes, respectively, may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the 2025 Notes or 2027 Notes, respectively, to be due and payable.

During the three months ended March 31, 2021, none of the conversion features of the Notes were triggered and no conversions occurred during the three months ended March 31, 2021. The Notes may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. As of March 31, 2021, the last reported sale price of the Company’s class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, March 31, 2021 was greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.  Therefore, the 2025 Notes are convertible at the option of the holders of the 2025 Notes during the second quarter of 2021.

As discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements, the Company adopted ASU 2020-06 effective January 1, 2021.  Although the Notes each contain embedded conversion features, the Company accounts for each of the Notes in its entirety as a liability because the conversion features are indexed to the Company’s own stock and meet the criteria for classification in stockholders’ equity and therefore do not qualify for separate derivative accounting.

The Company incurred approximately $15.3 million and $24.2 million in customary offering expenses associated with the 2025 Notes and 2027 Notes, respectively (“issuance costs”).  The Company accounts for these issuance costs as a reduction to the principal amount of the 2025 Notes and 2027 Notes, respectively, and amortizes the issuance costs to interest expense over the contractual term of the 2025 Notes and 2027 Notes, respectively, at an effective interest rate of 1.23% and 0.39%, respectively.

As of March 31, 2021, the net carrying value of the Notes was classified as a long-term liability in the “Convertible senior notes, net” line item in the Company’s Consolidated Balance Sheet. The following is a summary of the Company’s convertible debt instruments as of March 31, 2021 (in thousands):

	Principal	Unamortized	Net Carrying	Fair Value
	Amount	Issuance Costs	Amount	Amount	Leveling
2025 Notes	$650,000	$(14,349)	$635,651	$1,258,654	Level 2
2027 Notes	1,050,000	(23,737)	1,026,263	877,979	Level 2
Total	$1,700,000	$(38,086)	$1,661,914	$2,136,633

The fair value of the Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended March 31, 2021, interest expense related to the Notes was as follows (in thousands):

	Contractual	Amortization of
	Interest Expense	Issuance Costs	Total
2025 Notes	$1,219	$739	$1,958
2027 Notes	0	433	433
Total	$1,219	$1,172	$2,391

The following table shows the future contractual payments related to the Notes (semi-annual interest payments and principal upon maturity), based on the expected due dates of the various installments as of March 31, 2021 (in thousands):

Payments due by period ended March 31,	2025 Notes	2027 Notes	Total
2022	$4,740	$0	$4,740
2023	4,875	0	4,875
2024	4,875	0	4,875
2025	4,875	0	4,875
2026	655,078	0	655,078
Thereafter	0	1,050,000	1,050,000
Total	$674,443	$1,050,000	$1,724,443

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of March 31, 2021 or December 31, 2020.

See Note 5, Leases, to the Consolidated Financial Statements for information regarding the Company’s commitments that are related to lease agreements.

See Note 6, Convertible Senior Notes, to the Consolidated Financial Statements for information regarding the Company’s commitments related to the 2025 Notes and 2027 Notes, which may be converted, redeemed, or repurchased prior to their respective maturity dates in accordance with their terms.

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

On November 4, 2020, a complaint was filed against the Company in the U.S. District Court for the Eastern District of Virginia by a patent assertion entity called Daedalus Blue, LLC (“Daedalus”).  In its complaint, Daedalus alleges that the Company has infringed U.S. Patent Nos. 8,341,172 (“the ’172 Patent”) and 9,032,076 (“the ‘076 Patent”) based on specific functionality in the MicroStrategy platform.  The ’172 Patent relates to a method for providing aggregate data access in response to a query, whereas the ‘076 Patent relates to a role-based access control system.

On March 1, 2021, Daedalus provided its formal infringement contentions which included additional accused functionality as part of its infringement allegations from the complaint, materially expanding the scope of its case.  The Company has filed a motion to dismiss the complaint with prejudice, asking the court to rule that the asserted claims are invalid as being directed to patent ineligible matter.  This matter is in the early stages of discovery and the outcome of this matter is not presently determinable.

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

During the three months ended March 31, 2021, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program.  During the three months ended March 31, 2020, the Company repurchased an aggregate of 354,633 shares of its class A common stock at an average price per share of $143.10 and an aggregate cost of $50.7 million pursuant to the Share Repurchase Program.  As of March 31, 2021, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program.  As of March 31, 2021, $209.1 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(9) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various U.S. federal, state, and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2016.  However, due to the Company’s use of state net operating loss (“NOL”) carryovers in the United States, state tax authorities may attempt to reduce or fully offset the amount of state NOL carryovers from tax years ended 2011 and forward that the Company used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Poland for tax years 2015 and forward, Germany and Italy for tax years 2016 and forward, and Spain and the United Kingdom for tax years 2017 and forward. To date there have been no material assessments related to audits in any of the applicable foreign jurisdictions.

As of March 31, 2021, the Company had unrecognized tax benefits of $4.6 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.  If recognized, $4.4 million of these unrecognized tax benefits would impact the Company’s effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the (benefit from) provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s (benefit from) provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of March 31, 2021, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.3 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31,	December 31,
	2021	2020
Deferred tax assets, net of deferred tax liabilities	$117,805	$(449)
Valuation allowance	(1,345)	(1,259)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$116,460	$(1,708)

The valuation allowances as of March 31, 2021 and December 31, 2020 primarily related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

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

For the three months ended March 31, 2021, the Company recorded a benefit from income taxes of $74.3 million that resulted in an effective tax rate of 40.3%, as compared to a provision for income taxes of $1.6 million that resulted in an effective tax rate of 70.4% for the three months ended March 31, 2020. The change in the effective tax rate in 2021 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income between periods.

In the United States, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.  The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2021 annual effective tax rate that is reflected in its benefit from income taxes for the three months ended March 31, 2021.

The Tax Act also imposed a Transition Tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries of the Company. As a result of the Tax Act, the Company recorded a final tax expense of $37.2 million related to the Transition Tax, comprised of a provisional Transition Tax obligation of $40.3 million in 2017 and a subsequent $(3.1) million measurement period adjustment in 2018.  As of March 31, 2021, $28.0 million of the Transition Tax was unpaid, of which $25.1 million was recorded in “Other long-term liabilities” and $3.0 million was recorded in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheet. The Company has elected to pay the Transition Tax over an eight-year period beginning in 2018, as permitted under the Tax Act.

As of March 31, 2021 and December 31, 2020, the amount of cash and cash equivalents held by the Company’s U.S. entities was $22.2 million and $13.7 million, respectively, and by the Company’s non-U.S. entities was $60.3 million and $46.0 million, respectively. The Company earns a significant amount of its revenues outside the United States. The Company repatriated foreign earnings and profits of $186.6 million during 2020 and $25.5 million during the first quarter of 2021.  As of March 31, 2021, the accumulated undistributed foreign earnings and profits is estimated to be $119.3 million.  Beginning in the third quarter of 2020, the Company determined to no longer permanently reinvest its foreign earnings and profits. Therefore, the Company accrued for foreign withholding tax and U.S. state income taxes on undistributed foreign earnings in addition to the Transition Tax and GILTI tax described above.

In determining the Company’s (benefit from) provision for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make estimates and judgments related to projections of domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, particularly changes related to the utilization of NOLs in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense or benefit and net income. According to the guidance under ASC 740, Income Taxes, certain items or events related to continuing operations are specifically excluded from the estimated annual effective tax rate, and their related tax effects are recognized discretely, because these items or events are not estimable.  The Company’s digital asset impairment losses of $194.1 million incurred during the quarter ended March 31, 2021 were excluded on this basis from the Company’s estimated full year pre-tax book income in calculating the Company’s estimated annual effective tax rate.  A tax benefit of $54.3 million related to the impairment losses was recorded as a discrete item during the quarter ended March 31, 2021.   In addition, the Company had an excess tax benefit of $22.1 million from stock option exercises, which was also recorded as a discrete item during the quarter ended March 31, 2021.

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

(10) Share-based Compensation

2013 Stock Incentive Plan

The Company’s 2013 Equity Plan authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  As of March 31, 2021, a total of 2,300,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of March 31, 2021, there were 115,138 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.  In April 2021, the Board of Directors authorized, subject to stockholder approval, an increase in the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 2,300,000 shares to 2,750,000 shares.

Stock option awards

As of March 31, 2021, there were options to purchase 1,273,304 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2021:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2021	1,157	$139.48
Granted	280	$691.93
Exercised	(159)	$150.43	$98,332
Forfeited/Expired	(5)	$138.82
Balance as of March 31, 2021	1,273	$259.39
Exercisable as of March 31, 2021	564	$132.02	$308,274	3.9
Expected to vest as of March 31, 2021	709	$360.60	$229,435	9.0
Total	1,273	$259.39	$537,709	6.7

Stock options outstanding as of March 31, 2021 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2021
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	994	$137.74	5.8
$600.01 - $700.00	276	$691.23	9.9
$700.01 - $756.55	3	$756.55	9.9
Total	1,273	$259.39	6.7

An aggregate of 78,125 stock options with an aggregate grant date fair value of $4.5 million vested during the three months ended March 31, 2021. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $381.26 for each share subject to a stock option granted during the three months ended March 31, 2021 based on the following assumptions:

Three months ended
March 31,
2021
Expected term of options in years	6.25
Expected volatility	57.6% - 59.0%
Risk-free interest rate	0.8% - 1.0%
Expected dividend yield	0.0%

No stock option awards were granted during the three months ended March 31, 2020.

For the three months ended March 31, 2021 and 2020, the Company recognized approximately $5.3 million and $3.2 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of March 31, 2021, there was approximately $122.9 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.7 years.

Restricted stock units

As of March 31, 2021, there were 90,100 restricted stock units outstanding under the 2013 Equity Plan, which the Company intends to settle in shares.  The following table summarizes the Company’s restricted stock unit activity (in thousands) for the periods indicated:

	Restricted Stock Units Outstanding
		Aggregate
		Intrinsic
	Units	Value
Balance as of January 1, 2021	74
Granted	17
Vested	0	$0
Forfeited	(1)
Balance as of March 31, 2021	90
Expected to vest as of March 31, 2021	90	$61,160

No restricted stock units vested during the three months ended March 31, 2021. The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2021 was $691.99 based on the fair value of the Company’s class A common stock. The Company recognized approximately $1.2 million in share-based compensation expense for the three months ended March 31, 2021 from restricted stock units granted under the 2013 Equity Plan.  As of March 31, 2021, there was approximately $24.2 million of total unrecognized share-based compensation expense related to unvested restricted stock units. As of March 31, 2021, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.8 years.

Other stock-based awards and cash-settled restricted stock units

During the three months ended March 31, 2021, the Company granted 9,000 “other stock-based awards” under the 2013 Equity Plan. As of March 31, 2021, there were a total of 14,000 other stock-based awards outstanding under the 2013 Equity Plan. These other stock-based awards are similar to stock options, except these awards are settled in cash only and not in shares of the Company’s class A common stock.

During the three months ended March 31, 2021, the Company also granted 900 restricted stock units under the 2013 Equity Plan that can only be settled in cash.  As of March 31, 2021, there were a total of 900 cash-settled restricted stock units outstanding under the 2013 Equity Plan.  These cash-settled restricted stock units are similar to the Company’s other restricted stock units, except they are settled in cash only and not in shares of the Company’s class A common stock.

Both the other stock-based awards and the cash-settled restricted stock units are classified as liabilities in the Company’s Consolidated Balance Sheets due to the required cash settlement feature and the fair value of the awards is remeasured each quarterly reporting period.  For the three months ended March 31, 2021, the Company recognized $0.9 million in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. During the three months ended March 31, 2020, share-based compensation expense from other stock-based awards was not material. As of March 31, 2021, there was approximately $5.4 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.0 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

During the first quarter of 2021, the Company adopted the 2021 ESPP.  The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock, commencing at such time and on such dates as the Board of Directors of the Company shall determine.  An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP.

Unless otherwise determined by the Board of Directors, shares are purchased at a price equal to 85% of the lesser of the closing price of the Company’s class A common stock on the first or last business day of the offering period, respectively. Share-based compensation expense is based on the grant date fair value, which consists of the intrinsic value of the 15% discounted share purchase rights and the fair value of the look-back provision using the Black-Scholes valuation model, recognized on a straight-line basis over the offering period. The grant date is the offering period commencement date.

The first offering period under the 2021 ESPP commenced on February 16, 2021 and will end on August 15, 2021. During the three months ended March 31, 2021, the Company recognized approximately $0.4 million in share-based compensation expense related to the 2021 ESPP. As of March 31, 2021, there was approximately $1.3 million of total unrecognized share-based compensation expense related to the 2021 ESPP. The Company expects to recognize this remaining share-based compensation expense over a period of approximately 0.4 years. As of March 31, 2021, no shares have been issued in connection with the 2021 ESPP.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of class A common stock issuable upon the exercise of outstanding stock options, the vesting of outstanding restricted stock units, and in connection with the 2021 ESPP are calculated using the treasury stock method. Potential shares of class A common stock issuable upon conversion of the 2025 Notes and 2027 Notes are calculated using the if-converted method. In computing diluted earnings per share, the Company first calculates the earnings per incremental share (“EPIS”) for each class of potential common shares and ranks the classes from the most dilutive (i.e., lowest EPIS) to the least dilutive (i.e., highest EPIS). Basic earnings per share is then adjusted for the effect of each class of shares, in sequence and cumulatively, until a particular class no longer produces further dilution.

For the three months ended March 31, 2021 and 2020, the following weighted average shares of potential class A common stock were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Stock Options	1,211	1,073
Restricted Stock Units	81	0
Employee Stock Purchase Plan	3	0
2025 Notes	1,633	0
2027 Notes	334	0
Total	3,262	1,073

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2021
Total revenues	$70,207	$39,817	$12,878	$122,902
Gross profit	$58,931	$31,969	$9,453	$100,353
Three months ended March 31, 2020
Total revenues	$65,489	$35,473	$10,462	$111,424
Gross profit	$51,442	$27,176	$8,261	$86,879
As of March 31, 2021
Long-lived assets	$2,054,669	$10,528	$8,856	$2,074,053
As of December 31, 2020
Long-lived assets	$1,165,283	$11,441	$9,765	$1,186,489

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three months ended March 31, 2021 and 2020, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2021 and 2020, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2021 and December 31, 2020, no individual foreign country accounted for 10% or more of total consolidated assets.

(13) Subsequent Events

As discussed in Note 10, Share-based Compensation, in April 2021, the Board of Directors authorized, subject to stockholder approval, an increase in the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 2,300,000 shares to 2,750,000 shares.

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

Business Overview

MicroStrategy® pursues two corporate strategies in the operation of its business. One strategy is to acquire and hold bitcoin and the other strategy is to grow our enterprise analytics software business.

In the first quarter of 2021, we determined to pursue as part of our overall corporate strategy, a strategy of acquiring bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities in capital raising transactions with the objective of using the proceeds to purchase bitcoin.  Under this corporate strategy, we also periodically engage in activities to educate the market regarding bitcoin. We believe that our bitcoin strategy is complementary to our enterprise analytics software and services business, as we believe that our bitcoin and related activities in support of the bitcoin network enhance awareness of our brand and can provide opportunities to secure new customers for our analytics offerings. We are also exploring opportunities to apply bitcoin-related technologies such as blockchain analytics into our software offerings.

We view our bitcoin holdings as long-term holdings, and we do not plan to engage in regular trading of bitcoin and have not hedged or otherwise entered into derivative contracts with respect to our bitcoin holdings, though we may sell bitcoin in future periods as needed to generate cash for treasury management and other general corporate purposes. We have not targeted any specific amount of bitcoin holdings, and we will continue to monitor market conditions in determining whether to conduct debt or equity financings to purchase additional bitcoin.

As a global leader in enterprise analytics software and services, our vision is to enable Intelligence Everywhere. Our core offering, MicroStrategy 2021™, helps achieve this vision by delivering actionable intelligence and modern analytics on an open, comprehensive enterprise platform. MicroStrategy 2021 allows our customers to build high-performance, governed, and secure applications that can scale across their enterprises. Our platform is designed to empower the entire workforce with intelligence through the following differentiated features:

•

Modern Analytics: Our platform delivers insights to users across multiple devices via our HyperIntelligence® offerings, visualization and reporting capabilities, mobility features, and custom applications. Our downloadable tools and applications, including MicroStrategy Mobile™, Workstation, HyperIntelligence, and the new MicroStrategy App for business users, are now released monthly, increasing the velocity at which we release performance updates, security improvements, and new features to our users.

•

Open, Federated Architecture: We are committed to delivering the most open analytics platform on the market. MicroStrategy 2021 integrates with Microsoft Excel, Power BI, Tableau, Jupyter, and RStudio to provide business users, analysts, and data scientists with the flexibility to leverage trusted data from our platform directly within the client applications they are accustomed to. Developers can also access a broad set of features and product workflows through our comprehensive set of Representational State Transfer “REST” APIs, including attribute and metric selectors, in-canvas filter selectors, and filter panel values.

•

Enterprise Platform: MicroStrategy 2021 is our most secure, feature-rich, and performant platform ever, with a comprehensive set of features for superior administration, security, and architecture. Administrators and other users can now securely create and edit multi-content subscriptions to personalized analytics, allowing multiple reports, documents, and dossiers to be added to a single subscription. Customers can also choose from three deployment options: on premises, the customer’s cloud environment, or the MicroStrategy Cloud™ Environment.

Our customers include leading global organizations from a wide range of industries, including retail, consulting, technology, manufacturing, banking, insurance, finance, healthcare, telecommunications, as well as the public sector.

To stand apart in a highly competitive market, we depend on the effectiveness with which we can differentiate our offerings from those of large software vendors that provide products across multiple lines of business, including one or more products that directly compete with our offerings, and other potential competitors across analytics implementation projects of varying sizes. In addition to the differentiated features of our platform discussed above, we believe a key differentiator of MicroStrategy is our two, interdependent corporate strategies in the operation of our business.

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

At December 31, 2020, we carried $1.054 billion of digital assets on our balance sheet, consisting of approximately 70,469 bitcoins and reflecting $70.7 million in cumulative impairment losses attributable to bitcoin trading price fluctuations.

In the first quarter of 2021, we adopted, in addition to and in conjunction with our Treasury Reserve Policy, a corporate strategy of acquiring and holding bitcoin, and from time to time, subject to market conditions, issuing debt or equity securities in capital raising transactions with the objective of using the proceeds to purchase bitcoin.

As part of our bitcoin strategy, we purchased a total of approximately 20,857 bitcoins at an aggregate purchase price of approximately $1.086 billion in the first quarter of 2021 for an average purchase price of approximately $52,087 per bitcoin, inclusive of fees and expenses. These purchases included purchases of bitcoin using the net proceeds of issuance of $1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Notes”) in the first quarter of 2021.

At March 31, 2021, we carried $1.947 billion of digital assets on our balance sheet, consisting of approximately 91,326 bitcoins and reflecting $264.8 million in cumulative impairment losses attributable to bitcoin trading price fluctuations. Digital asset impairment losses of $194.1 million incurred in the first quarter of 2021 represented 68.5% of our operating expenses for the year, compared to no digital asset impairment losses in the first quarter of 2020, contributing to our net loss of $110.0 million for the three months ended March 31, 2021 compared to net income of $0.7 million for the three months ended March 31, 2020.

As of April 28, 2021, we held approximately 91,579 bitcoin that were acquired at an aggregate purchase price of $2.226 billion and an average purchase price of approximately $24,311 per bitcoin, inclusive of fees and expenses.

Impact of COVID-19 on Our Software Strategy

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in recent months in the development and distribution of vaccines. It has already disrupted global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally and there is uncertainty as to when these disruptions will fully subside.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three months ended March 31, 2021 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

We have adapted our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and cancelling or shifting our customer, employee, and industry events to a virtual-only format for the foreseeable future.

We have received, and may continue to receive, government assistance from various relief packages available in countries where we operate.  For example, in the United States, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 to provide broad-based economic relief to various sectors of the U.S. economy through a variety of means, including payroll and income tax deferrals and employee retention credits. We deferred payment of $4.6 million of our employer portion of U.S. social security taxes accrued through December 31, 2020, half of which we expect to pay by December 31, 2021 and the remainder by December 31, 2022. Where taxes payable to government entities have been deferred to a later date, no reduction of expenses has been recorded.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Revenues
Product licenses	$21,280	$12,584
Subscription services	10,026	7,968
Total product licenses and subscription services	31,306	20,552
Product support	70,649	71,158
Other services	20,947	19,714
Total revenues	122,902	111,424
Cost of revenues
Product licenses	488	670
Subscription services	3,628	4,064
Total product licenses and subscription services	4,116	4,734
Product support	4,812	6,718
Other services	13,621	13,093
Total cost of revenues	22,549	24,545
Gross profit	100,353	86,879
Operating expenses
Sales and marketing	38,198	39,518
Research and development	29,483	26,101
General and administrative	21,729	21,332
Digital asset impairment losses	194,095	0
Total operating expenses	283,505	86,951
Loss from operations	$(183,152)	$(72)

We have incurred and may continue to incur significant impairment losses on our digital assets and we may recognize gains upon sale of our digital assets in the future, which would be presented net of any impairment losses within operating expenses. In addition, we base our internal operating expense forecasts on expected revenue trends and strategic objectives in our enterprise analytics software business.  Many of our expenses, such as office leases and certain personnel costs, are relatively fixed.  Accordingly, any shortfall in revenue in our software business may cause significant variation in our operating results.  We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance.

Employees

As of March 31, 2021, we had a total of 2,015 employees, of whom 811 were based in the United States and 1,204 were based internationally.  The following table summarizes employee headcount as of the dates indicated:

	March 31,	December 31,	March 31,
	2021	2020	2020
Subscription services	54	49	63
Product support	155	154	204
Consulting	391	393	425
Education	39	37	42
Sales and marketing	471	479	594
Research and development	654	642	721
General and administrative	251	243	314
Total headcount	2,015	1,997	2,363

Share-based Compensation Expense

As discussed in Note 10, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock, restricted stock units, and certain other stock-based awards under our 2013 Equity Plan, as well as opportunities for eligible employees to purchase shares of our class A common stock under our 2021 ESPP.  Share-based compensation expense (in thousands) from these awards was recognized in the following cost of revenues and operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Cost of subscription services revenues	$49	$17
Cost of product support revenues	149	124
Cost of consulting revenues	79	0
Cost of education revenues	10	66
Sales and marketing	2,384	422
Research and development	2,067	638
General and administrative	2,973	1,844
Total share-based compensation expense	$7,711	$3,111

As of March 31, 2021, we estimated that an aggregate of approximately $153.7 million of additional share-based compensation expense associated with the 2013 Equity Plan and the 2021 ESPP will be recognized over a remaining weighted average period of 3.6 years.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP income from operations that excludes the impact of our share-based compensation expense and impairment losses and gains on sale from intangible assets, which include our digital assets, (ii) non-GAAP net income and non-GAAP diluted earnings per share that exclude the impact of our share-based compensation expense, impairment losses and gains on sale from intangible assets, which include our digital assets, interest expense arising from the amortization of debt issuance costs on our convertible senior notes, and related income tax effects, and (iii) certain non-GAAP constant currency revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis.  The first supplemental financial measure excludes (i) a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment and the resulting share-based compensation expense could vary significantly in comparison to other companies and (ii) significant impairment losses and gains on sale from intangible assets, which include our bitcoin.  The second set of supplemental financial measures excludes the impact of (i) share-based compensation expense, (ii) impairment losses and gains on sale from intangible assets, which include our bitcoin, (iii) non-cash interest expense arising from the amortization of debt issuance costs related to our convertible senior notes, and (iv) related income tax effects.  The third set of supplemental financial measures excludes changes resulting from fluctuations in foreign currency exchange rates so that results may be compared to the same period in the prior year on a non-GAAP constant currency basis.  We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP.  For example, we expect that share-based compensation expense, which is excluded from the first two non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors.  Similarly, we expect that interest expense arising from the amortization of debt issuance costs will continue to be a recurring expense over the term of the convertible senior notes.  We have also excluded impairment losses and gains on sale from intangible assets from the first two non-GAAP financial measures, either of which may occur in future periods as a result of our continued holdings of significant amounts of bitcoin.  Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP income from operations, which excludes the impact of (i) share-based compensation expense and (ii) impairment losses and gains on sale from intangible assets, which include our digital assets, to its most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Reconciliation of non-GAAP income from operations:
Loss from operations	$(183,152)	$(72)
Share-based compensation expense	7,711	3,111
Digital asset impairment losses	194,095	0
Non-GAAP income from operations	$18,654	$3,039

The following are reconciliations of our non-GAAP net income and non-GAAP diluted earnings per share, in each case excluding the impact of (i) share-based compensation expense (ii) impairment losses and gains on sale from intangible assets, which include our digital assets, (iii) interest expense arising from the amortization of debt issuance costs on our convertible senior notes, and (iv) related income tax effects to their most directly comparable GAAP measures (in thousands, except per share data) for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Reconciliation of non-GAAP net income:
Net (loss) income	$(110,020)	$657
Share-based compensation expense	7,711	3,111
Digital asset impairment losses	194,095	0
Interest expense arising from amortization of debt issuance costs	1,172	0
Income tax effects (1)	(78,084)	162
Non-GAAP net income	$14,874	$3,930

Reconciliation of non-GAAP diluted earnings per share:
Diluted (loss) earnings per share	$(11.40)	$0.07
Share-based compensation expense (per diluted share)	0.80	0.30
Digital asset impairment losses (per diluted share)	20.11	0.00
Interest expense arising from amortization of debt issuance costs (per diluted share)	0.12	0.00
Income tax effects (per diluted share)	(8.09)	0.02
Non-GAAP diluted earnings per share	$1.54	$0.39

(1) Income tax effects reflect the net tax effects of stock-based compensation expense, digital asset impairment losses, and interest expense for amortization of debt issuance costs.

The following are reconciliations of certain non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$21,280	$325	$20,955	$12,584	69.1%	66.5%
Subscription services revenues	10,026	190	9,836	7,968	25.8%	23.4%
Product support revenues	70,649	1,917	68,732	71,158	-0.7%	-3.4%
Other services revenues	20,947	618	20,329	19,714	6.3%	3.1%
Cost of product support revenues	4,812	58	4,754	6,718	-28.4%	-29.2%
Cost of other services revenues	13,621	351	13,270	13,093	4.0%	1.4%
Sales and marketing expenses	38,198	425	37,773	39,518	-3.3%	-4.4%
Research and development expenses	29,483	445	29,038	26,101	13.0%	11.3%
General and administrative expenses	21,729	102	21,627	21,332	1.9%	1.4%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$12,584	$(541)	$13,125	$18,291	-31.2%	-28.2%
Subscription services revenues	7,968	(36)	8,004	7,144	11.5%	12.0%
Product support revenues	71,158	(1,176)	72,334	71,450	-0.4%	1.2%
Other services revenues	19,714	(255)	19,969	18,481	6.7%	8.1%
Cost of product support revenues	6,718	(79)	6,797	7,067	-4.9%	-3.8%
Cost of other services revenues	13,093	(289)	13,382	14,989	-12.6%	-10.7%
Sales and marketing expenses	39,518	(1,010)	40,528	48,760	-19.0%	-16.9%
Research and development expenses	26,101	(214)	26,315	28,215	-7.5%	-6.7%
General and administrative expenses	21,332	(199)	21,531	22,604	-5.6%	-4.7%

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

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates, particularly estimates relating to revenue recognition and, in the prior year only, to our convertible senior notes prior to the adoption of ASU 2020-06, have a material impact on our Consolidated Financial Statements.  Actual results and outcomes could differ from these estimates and assumptions.

The section “Critical Accounting Policies” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 provides a more detailed explanation of the judgments made and a discussion of our accounting estimates and policies relating to revenue recognition. There have been no significant changes in such estimates and policies since December 31, 2020.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2021	2020	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$13,246	$6,985	89.6%
International	8,034	5,599	43.5%
Total product licenses revenues	21,280	12,584	69.1%
Subscription Services
Domestic	7,469	5,968	25.2%
International	2,557	2,000	27.9%
Total subscription services revenues	10,026	7,968	25.8%
Total product licenses and subscription services revenues	$31,306	$20,552	52.3%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	0
Between $0.5 million and $1.0 million in licenses revenue recognized	5	3
Total	7	3
Domestic:
More than $1.0 million in licenses revenue recognized	2	0
Between $0.5 million and $1.0 million in licenses revenue recognized	2	2
Total	4	2
International:
More than $1.0 million in licenses revenue recognized	0	0
Between $0.5 million and $1.0 million in licenses revenue recognized	3	1
Total	3	1

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2021	2020	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$6,103	$0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	3,053	2,302	32.6%
Less than $0.5 million in licenses revenue recognized	12,124	10,282	17.9%
Total	21,280	12,584	69.1%
Domestic:
More than $1.0 million in licenses revenue recognized	6,103	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	1,414	1,308	8.1%
Less than $0.5 million in licenses revenue recognized	5,729	5,677	0.9%
Total	13,246	6,985	89.6%
International:
More than $1.0 million in licenses revenue recognized	0	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	1,639	994	64.9%
Less than $0.5 million in licenses revenue recognized	6,395	4,605	38.9%
Total	$8,034	$5,599	43.5%

Product licenses revenues increased $8.7 million for the three months ended March 31, 2021, as compared to the same period in the prior year.  For the three months ended March 31, 2021 and 2020, product licenses transactions with more than $0.5 million in recognized revenue represented 43.0% and 18.3%, respectively, of our product licenses revenues.  For the three months ended March 31, 2021, our top three product licenses transactions totaled $7.0 million in recognized revenue, or 32.8% of total product licenses revenues, compared to $2.3 million, or 18.3% of total product licenses revenues, for the three months ended March 31, 2020.

Domestic product licenses revenues.  Domestic product licenses revenues increased $6.3 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues.  International product licenses revenues increased $2.4 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with less than $1.0 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived from the MicroStrategy Cloud Environment, a cloud subscription service, that are recognized ratably over the service period in the contract.  Subscription services revenues increased $2.1 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to an increase in the use of subscription services by existing customers and conversions to cloud-based subscriptions from existing on-premises customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2021	2020	Change
Product Support Revenues:
Domestic	$40,090	$42,797	-6.3%
International	30,559	28,361	7.8%
Total product support revenues	$70,649	$71,158	-0.7%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues did not materially change for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings, partially offset by a $1.9 million favorable foreign currency exchange impact.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2021	2020	Change
Other Services Revenues:
Consulting
Domestic	$8,716	$9,025	-3.4%
International	10,995	9,416	16.8%
Total consulting revenues	19,711	18,441	6.9%
Education	1,236	1,273	-2.9%
Total other services revenues	$20,947	$19,714	6.3%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues increased $1.3 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to an increase in billable hours worldwide and a $0.6 million favorable foreign currency exchange impact, partially offset by a decrease in average bill rates and a decrease in billable travel and entertainment expenditures.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues did not materially change for the three months ended March 31, 2021, as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2021	2020	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$488	$670	-27.2%
Subscription services	3,628	4,064	-10.7%
Total product licenses and subscription services	4,116	4,734	-13.1%
Product support	4,812	6,718	-28.4%
Other services:
Consulting	12,332	11,428	7.9%
Education	1,289	1,665	-22.6%
Total other services	13,621	13,093	4.0%
Total cost of revenues	$22,549	$24,545	-8.1%

Cost of product licenses revenues.  Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Cost of product licenses revenues did not materially change for the three months ended March 31, 2021, as compared to the same period in the prior year.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs.  Subscription services headcount decreased 14.3% to 54 at March 31, 2021 from 63 at March 31, 2020. Cost of subscription services revenues decreased $0.4 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to a $0.6 million decrease in compensation and related costs due to a decrease in staffing levels.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program.  Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion.  Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues.  Product support headcount decreased 24.0% to 155 at March 31, 2021 from 204 at March 31, 2020. Cost of product support revenues decreased $1.9 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to a $1.5 million decrease in compensation and related costs due to a decrease in product support staffing levels.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues.  Consulting headcount decreased 8.0% to 391 at March 31, 2021 from 425 at March 31, 2020.  Cost of consulting revenues increased $0.9 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to a $1.0 million increase in subcontractor costs and a $0.5 million increase in variable compensation, partially offset by a $1.0 million decrease in travel and entertainment expenditures.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs and technology infrastructure costs.  Education headcount decreased 7.1% to 39 at March 31, 2021 from 42 at March 31, 2020.  Cost of education revenues did not materially change for the three months ended March 31, 2021, as compared to the same period in the prior year.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 20.7% to 471 at March 31, 2021 from 594 at March 31, 2020.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2021	2020	Change
Sales and marketing expenses	$38,198	$39,518	-3.3%

Sales and marketing expenses decreased $1.3 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to a $3.2 million decrease in travel and entertainment expenditures, a $2.9 million decrease in employee salaries due to a decrease in staffing levels, a $1.9 million decrease in marketing and advertising costs, and a $0.9 million decrease in facility and other related support costs, partially offset by a $5.9 million increase in variable compensation, which reflected the cancellation of a sales employee awards event in the first quarter of 2020 as a result of the COVID-19 pandemic, and a $2.0 million net increase in share-based compensation expense.  The $2.0 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, the revaluation of certain liability-classified stock-based awards, and the 2021 ESPP, partially offset by the forfeiture of certain stock options.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Research and development headcount decreased 9.3% to 654 at March 31, 2021 from 721 at March 31, 2020. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2021	2020	Change
Research and development expenses	$29,483	$26,101	13.0%

Research and development expenses increased $3.4 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to a $1.5 million increase in variable compensation, a $1.4 million net increase in share-based compensation expense, and a $0.8 million increase in technology infrastructure costs. The $1.4 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, the revaluation of certain liability-classified stock-based awards, and the 2021 ESPP.

General and administrative expenses.  General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.  General and administrative headcount decreased 20.1% to 251 at March 31, 2021 from 314 at March 31, 2020.  The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2021	2020	Change
General and administrative expenses	$21,729	$21,332	1.9%

General and administrative expenses increased $0.4 million for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to a $1.9 million increase in legal, consulting, and other advisory costs and a $1.1 million net increase in share-based compensation expense, partially offset by a $1.0 million decrease in bad debt expense, a $0.9 million decrease in compensation and related costs due to a decrease in staffing levels, and a $0.5 million decrease in travel and entertainment expenditures.  The $1.1 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by the forfeiture of certain stock options and certain awards becoming fully vested.

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

	Three Months Ended
	March 31,		%
	2021	2020	Change
Digital asset impairment losses	$194,095	$0	n/a

We did not sell any of our digital assets during the three months ended March 31, 2021.

Other Income, Net

For the three months ended March 31, 2021 and 2020, other income, net, of $1.3 million and $0.4 million, respectively, was comprised primarily of foreign currency transaction net gains.

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

For the three months ended March 31, 2021, we recorded a benefit from income taxes of $74.3 million that resulted in an effective tax rate of 40.3%, as compared to a provision for income taxes of $1.6 million that resulted in an effective tax rate of 70.4% for the three months ended March 31, 2020.  The change in the effective tax rate in 2021 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income between periods.

As of March 31, 2021, we estimated that we had NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $116.5 million.

As of March 31, 2021, we had a valuation allowance of $1.3 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.  If we are unable to regain or increase profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.  We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2021	2020	2020
Current:
Deferred product licenses revenue	$195	$1,495	$131
Deferred subscription services revenue	25,689	26,258	16,567
Deferred product support revenue	167,282	156,216	161,135
Deferred other services revenue	5,814	7,281	7,058
Total current deferred revenue and advance payments	$198,980	$191,250	$184,891
Non-current:
Deferred product licenses revenue	$67	$139	$262
Deferred subscription services revenue	8,317	8,758	84
Deferred product support revenue	5,401	5,055	2,789
Deferred other services revenue	732	710	525
Total non-current deferred revenue and advance payments	$14,517	$14,662	$3,660
Total current and non-current:
Deferred product licenses revenue	$262	$1,634	$393
Deferred subscription services revenue	34,006	35,016	16,651
Deferred product support revenue	172,683	161,271	163,924
Deferred other services revenue	6,546	7,991	7,583
Total current and non-current deferred revenue and advance payments	$213,497	$205,912	$188,551

Total deferred revenue and advance payments increased $7.6 million as of March 31, 2021, as compared to December 31, 2020, primarily due to the timing of product support renewals. Included in our international deferred revenue balances at March 31, 2021 is a $3.3 million unfavorable foreign currency impact from the general strengthening of the U.S. dollar compared to the fourth quarter of 2020.  Total deferred revenue and advance payments increased $24.9 million as of March 31, 2021, as compared to March 31, 2020, primarily due to an increase in deferred revenue from new subscription services contracts, including certain multi-year arrangements, and an increase in deferred revenue due to the timing of product support renewals. Included in our international deferred revenue balances at March 31, 2021 is a $5.1 million favorable foreign currency impact from the general weakening of the U.S. dollar compared to the same period in the prior year.

We expect to recognize approximately $199.0 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable.  Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities.  Under our Treasury Reserve Policy and bitcoin acquisition strategy, we use a significant portion of our cash to acquire bitcoins, which are classified as indefinite-lived intangible assets.

As of March 31, 2021 and December 31, 2020, the amount of cash and cash equivalents held by our U.S. entities was $22.2 million and $13.7 million, respectively, and by our non-U.S. entities was $60.3 million and $46.0 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $186.6 million during 2020 and $25.5 million during the first quarter of 2021.  As of March 31, 2021, the accumulated undistributed foreign earnings and profits is estimated to be $119.3 million. Beginning in the third quarter of 2020, we determined to no longer permanently reinvest our foreign earnings and profits.  Therefore, we accrued for foreign withholding tax and U.S. state income taxes on undistributed foreign earnings in addition to the Transition Tax and GILTI tax.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.  As of March 31, 2021, we held approximately 91,326 bitcoins.  We do not believe we will need to sell any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell bitcoins as part of treasury management operations, including to increase our cash balances. The Bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network.  During times of instability in the Bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all.  As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.  In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2021	2020	Change
Net cash provided by operating activities	$62,703	$29,069	115.7%
Net cash used in investing activities	$(1,086,822)	$(589)	n/a
Net cash provided by (used in) financing activities	$1,049,258	$(50,407)	2,181.6%

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses and product support, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes. Non-cash items to further reconcile net (loss) income to net cash provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of ROU lease assets, credit losses and sales allowances, deferred taxes, share-based compensation expense, digital asset impairment losses, and amortization of debt issuance costs on our convertible senior notes.

Net cash provided by operating activities increased $33.6 million for the three months ended March 31, 2021, as compared to the same period in the prior year, due to a $121.2 million increase from changes in non-cash items, which included digital asset impairment losses of $194.1 million, and a $23.1 million increase from changes in operating assets and liabilities, partially offset by a $110.7 million decrease in net income.

Net cash used in investing activities.  The changes in net cash (used in) provided by investing activities relate to purchases of digital assets using the net proceeds of our issuance of the 2027 Notes and cash generated from operating activities, purchases and redemptions of short-term investments, and expenditures on property and equipment. Net cash used in investing activities increased $1.086 billion for the three months ended March 31, 2021, as compared to the same period in the prior year, due to a $1.086 billion purchase of bitcoins and a $10.0 million decrease in proceeds from the redemption of short-term investments, partially offset by a $9.9 million decrease in purchases of short-term investments.

Net cash provided by (used in) financing activities.  The changes in net cash provided by (used in) financing activities primarily relate to our issuance of the 2027 Notes, the purchase of treasury stock, and the exercise of stock options under the 2013 Equity Plan. Net cash provided by financing activities was $1.049 billion for the three months ended March 31, 2021, while net cash used in financing activities was $50.4 million for the three months ended March 31, 2020. The change in net cash provided by (used in) financing activities was due to $1.050 billion in gross proceeds from our 2027 Notes, a $50.7 million decrease in purchases of treasury stock, and a $23.5 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan, partially offset by $24.6 million of issuance costs paid for our convertible senior notes.

Convertible Senior Notes

In December 2020 and February 2021, we issued $650.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2025 (the “2025 Notes”) and $1.050 billion aggregate principal amount of the 2027 Notes, respectively (the 2025 Notes and 2027 Notes collectively, the “Notes”). We used the net proceeds from the issuance of the Notes to acquire bitcoin.  The terms of the Notes are discussed more fully in Note 6, Convertible Senior Notes, to the Consolidated Financial Statements.

Share repurchases. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report and Note 8, Treasury Stock, to the Consolidated Financial Statements for further information.

Contractual obligations.

The following table shows future minimum rent payments under noncancellable operating leases with initial terms of greater than one year, payments related to our Notes (semi-annual interest payments and principal upon maturity), payments under purchase agreements with initial terms of greater than one year, and anticipated payments related to the Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of March 31, 2021 (in thousands):

	Payments due by period ended March 31,
	Total	2022	2023-2024	2025-2026	Thereafter
Contractual Obligations:
Operating leases	$128,702	$16,032	$30,092	$25,617	$56,961
Convertible senior notes	1,724,443	4,740	9,750	659,953	1,050,000
Purchase obligations	31,562	9,798	19,696	1,365	703
Transition Tax	28,039	2,951	8,486	16,602	0
Total	$1,912,746	$33,521	$68,024	$703,537	$1,107,664

Unrecognized tax benefits.  As of March 31, 2021, we had $4.6 million of total gross unrecognized tax benefits, including accrued interest, recorded in “Other long-term liabilities.”  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect any significant tax payments related to these obligations during 2021.

Off-balance sheet arrangements.  As of March 31, 2021, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Market Price Risk of Bitcoin.  We have used a significant portion of our cash to acquire bitcoin and, as of March 31, 2021, we held approximately 91,326 bitcoins. The carrying value of our bitcoins as of March 31, 2021 was $1.947 billion, which reflects cumulative impairments of $264.8 million, on our Consolidated Balance Sheet.  We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition.  Impairment losses cannot be recovered for any subsequent increase in fair value.  For example, the market price of one bitcoin in our principal market ranged from $27,678.00 - $61,788.45 during the three months ended March 31, 2021, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition.  Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the three months ended March 31, 2021, we incurred an impairment loss of $194.1 million on our bitcoin. As of April 28, 2021, at 4:00 p.m. EDT, the market price of one bitcoin in our principal market was $55,492.14.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 42.9% and 41.2% of our total revenues for the three months ended March 31, 2021 and 2020, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of March 31, 2021 and December 31, 2020, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 4.6% and 3.9%, respectively. If average exchange rates during the three months ended March 31, 2021 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2021 would have decreased by 3.9%.  During the three months ended March 31, 2021, our revenues were higher by 2.5% as a result of a 6.8% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  During the three months ended March 31, 2021, we implemented new internal controls surrounding the accounting and reporting of our 2021 ESPP. Other than these new controls over our 2021 ESPP, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal control over financial reporting to minimize the impact on the design and operating effectiveness of such internal control. We have not experienced any material impact on our internal control over financial reporting despite the fact that many of our employees are working remotely as a result of the COVID-19 pandemic.

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

Risks Related to Our Business in General

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate, in part, as a result of:

•

fluctuations in the price of bitcoin, of which we have significant holdings and with respect to which we expect to continue to make significant purchases in future periods, and potential material impairment charges that may be associated therewith;

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

We may not be able to regain or increase profitability in the future

We generated a net loss for the three months ended March 31, 2021, primarily due to digital asset impairment losses, and we may not be able to regain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2021, we had $118.3 million of deferred tax assets, net of a $1.3 million valuation allowance. If we are unable to regain or increase profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

In the first quarter of 2021, we determined to adopt, in addition to and in conjunction with our Treasury Reserve Policy, a corporate strategy of acquiring and holding bitcoin, and from time to time, subject to market conditions, issuing debt or equity securities in capital raising transactions with the objective of using the proceeds to purchase bitcoin.

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

As of April 28, 2021, we held approximately 91,579 bitcoins that were acquired at an aggregate purchase price of $2.226 billion and an average purchase price of approximately $24,311 per bitcoin, inclusive of fees and expenses. These purchases included purchases of bitcoin using the net proceeds from our issuance of $650.0 million aggregate principal amount of our 2025 Notes in the fourth quarter of 2020 and our issuance of $1.050 billion aggregate principal amount of our 2027 Notes in the first quarter of 2021.  As part of our overall corporate strategy, we expect to purchase additional bitcoin in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

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

Bitcoin is a highly volatile asset that has traded below $10,000 per bitcoin and above $60,000 per bitcoin in our principal market in the 12 months preceding the date of this Quarterly Report. Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales. The impact of our bitcoin holdings on our financial results and the market price of our class A common stock will increase as we increase our overall holdings of bitcoin in the future. See “Risks Related to Our Bitcoin Strategy and Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to bitcoin holdings.”

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain, and fluctuations in the price of bitcoin are likely to influence the market price of our class A common stock

Fluctuations in the price of bitcoin are likely to influence the market price of our class A common stock. The market value of our class A common stock would be adversely affected and our business and financial condition could be negatively impacted if the price of bitcoin decreased substantially, including as a result of:

•	decreased user and investor confidence in bitcoin;
•	negative publicity or events relating to bitcoin;

•	negative or unpredictable media or social media coverage on bitcoin;
•	changes in consumer preferences and the perceived value of bitcoin;
•	competition from other crypto assets that exhibit better speed, security, scalability, or other characteristics;
•	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of Satoshi’s bitcoins;
•	interruptions in service or failures of the principal markets for bitcoin;
•

reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions;

•	transaction congestion and fees associated with processing transactions on the Bitcoin network;
•	changes in the level of interest rates and inflation, monetary policies of governments, trade restrictions, and fiat currency devaluations; and
•	national and international economic and political conditions.

In addition, bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. The application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. For example, it has been reported that the Ministry of Corporate Affairs in India has circulated draft legislation that would prohibit mining, holding, selling, trading, or using cryptocurrencies in the country.

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

Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to bitcoin holdings

Our historical financial statements, including those for the three months ended March 31, 2021, do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the active exchange that we have determined is our principal market for bitcoin. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of our bitcoin assets are impaired. In determining if an impairment has occurred, we consider the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. If the carrying value of a bitcoin exceeds that lowest price at any time during the quarter, an impairment loss is deemed to have occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of bitcoin will not affect the carrying value of our bitcoin. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculate the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale.

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

At March 31, 2021, we carried $1.947 billion of digital assets on our balance sheet, consisting of approximately 91,326 bitcoin and reflecting $264.8 million in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $82.5 million in cash and cash equivalents, compared to no digital assets and $429.3 million in cash and cash equivalents at March 31, 2020, reflecting the shift in our liquid asset holdings following the adoption of our Treasury Reserve Policy. Digital asset impairment losses of $194.1 million incurred during the three months ended March 31, 2021 represented 68.5% of our operating expenses for the quarter, compared to no digital asset impairment losses for the three months ended March 31, 2020, contributing to our net loss of $110.0 million in the three months ended March 31, 2021 compared to net income of $0.7 million in the three months ended March 31, 2020.

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

In addition, private actors that are wary of bitcoin or related regulatory concerns may take actions that may have an adverse effect on the market value of our class A common stock. For example, an affiliate of HSBC Holdings has prohibited customers of its HSBC InvestDirect retail investment platform from buying shares of our class A common stock after determining that the value of our stock is related to the performance of bitcoin, indicating that it did not want to facilitate exposure to virtual currencies.

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

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of April 28, 2021, we held approximately 91,579 bitcoins that were acquired at an aggregate purchase price of $2.226 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. If there is a significant decrease in the price of bitcoin, we will experience a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

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

In light of the significant amount of bitcoin we hold, we are continuing to seek a greater degree of diversification in the use of custodial services as the extent of potential risk of loss is dependent, in part, on the degree of diversification. As of March 31, 2021, the insurance that covers losses of our bitcoin holdings is only a small fraction of the entirety of our holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin.

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

Risks Related to Our Enterprise Analytics Software Business Strategy

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings.  For the three months ended March 31, 2021, transactions by channel partners for which we recognized revenue accounted for 48.8% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships.  Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings.  If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $213.5 million as of March 31, 2021.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the three months ended March 31, 2021, our top three product licenses transactions with recognized revenue totaled $7.0 million, or 32.8% of total product licenses revenues, compared to $2.3 million, or 18.3% of total product licenses revenues, for the three months ended March 31, 2020.

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

Risks Related to Our Operations

We face risks related to the COVID-19 pandemic that could significantly disrupt or materially adversely affect our business and operating results

The COVID-19 pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities have instituted quarantines, work-from-home directives, social distancing mandates, travel restrictions, border closures, limitations on public gatherings, and closures of or operational limitations on non-essential businesses, which are adversely impacting a number of industries such as travel, leisure, hospitality, and retail. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of prolonged global economic slowdown, which could decrease technology spending, adversely affect demand for our offerings, and harm our business and operating results.

Although our total revenues for the three months ended March 31, 2021 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

In light of the uncertain and rapidly evolving situation relating to COVID-19, we have taken precautionary measures intended to reduce the risk of the virus to our employees, customers, and communities in which we operate. We have established remote working arrangements for our employees, limited non-essential business travel, and cancelled or shifted our customer, employee, and industry events to a virtual-only format for the foreseeable future. As a result of these precautionary measures, there could be a negative impact on our sales, marketing, and customer success efforts, continued delays in our sales cycles, delays in the release or delivery of new or enhanced offerings or unexpected changes to such offerings, or operational or other challenges, any of which could significantly disrupt our business and operating results. For example, our shift to creating virtual customer and industry events may not be successful, and we may not be able to showcase our products as effectively or generate the same customer interest, opportunities, and leads through virtual events as we have historically done through in-person events. Additionally, while we have not experienced any material disruptions to date, our technological systems or infrastructure may not be equipped to facilitate effective remote working arrangements or operate in compliance with all laws and regulations for our employees in the short or long term.

Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. Although we continue to actively monitor the situation and may take further actions as may be required by government authorities or as more information and public health guidance become available, the full extent to which COVID-19 impacts our business and operating results will depend on future developments, including the duration, spread, severity, and potential recurrence of the COVID-19 pandemic, impact on our customers and our sales cycles, our ability to generate new business leads, impact on our customer, employee, and industry events, and effect on our vendors, all of which are highly uncertain and cannot be predicted.

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

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 42.9% and 41.2% of our total revenues for the three months ended March 31, 2021 and 2020, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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

Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results, and cash flows. For example, we may face heightened risks in connection with our international operations as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”  The future effects of Brexit are uncertain and will depend on the implementation of the Trade and Cooperation Agreement between the United Kingdom and the European Union and any other agreements the United Kingdom may make in the future to retain access to European Union markets post their separation.  Brexit could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the European Union. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate.  In addition, the Trump administration has called for substantial changes to U.S. foreign trade policy, including the imposition of greater restrictions on international trade and significant increases in tariffs on goods imported into the United States, and has increased tariffs on certain goods imported into the United States from a number of foreign markets, following which retaliatory tariffs have been imposed on exports of certain U.S. goods to those markets.  These tariffs and any further escalation of protectionist trade measures could adversely affect the markets in which we sell our offerings and, in turn, our business, financial condition, operating results, and cash flows and it is unclear to what extent the Biden administration will undertake any of the changes proposed by the prior administration.

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

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $680.82 as of April 28, 2021. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of April 22, 2021, holders of our class B common stock owned 1,964,025 shares of class B common stock, or 71.6% of the total voting power.  As of April 22, 2021, Mr. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, beneficially owned 1,961,668 shares of class B common stock, or 71.5% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. We cannot predict:

•	the size of future issuances of equity securities,

•	the size and terms of future issuances of convertible debt instruments or other convertible securities, or

•	the effect, if any, that future issuances and sales of our securities will have on the market price of the class A common stock.

Transactions involving newly issued class A common stock or other convertible debt instruments or other convertible securities could result in dilution, possibly substantial, to holders of our class A common stock.

Risks Relating to Our Outstanding Convertible Senior Notes and Potential Future Indebtedness

We may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes

Holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, as described in each applicable indenture governing the Notes. In addition, upon conversion of the 2025 Notes or 2027 Notes, unless we elect (or have previously irrevocably elected) to deliver solely shares of our class A common stock to settle such conversion of such 2025 Notes or 2027 Notes (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the applicable Notes being converted as described in the applicable indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered upon a fundamental change or to pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the respective indentures or to pay any cash payable on future conversions of the Notes as required by the respective indentures would constitute a default under the indenture for that series of Notes and could also lead to a default under the indenture for the other series of Notes. A default under either indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results

In the event the conditional conversion feature of either the 2025 Notes or the 2027 Notes is triggered, holders of the applicable Notes will be entitled to convert such Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness

As of March 31, 2021, there were outstanding $1.7 billion in aggregate principal amount of the Notes. In addition, our bitcoin acquisition strategy anticipates that we may issue additional debt in future periods to finance additional purchases of bitcoin. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes or any subsequently issued indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling bitcoin or other assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The accounting method for convertible debt securities that may be settled in cash and/or shares, such as the Notes, could have a material effect on our diluted earnings per share

The Notes are subject to the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share is calculated assuming that all of the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which may adversely affect our diluted earnings per share. See Note 2, Recent Accounting Standards, to the Consolidated Financial Statements for further information on the impact of the “if-converted” method on diluted earnings per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our Share Repurchase Program.

Item 5. Other Information

Earnings Release

On April 29, 2021, we issued a press release announcing the Company’s financial results for the quarter ended March 31, 2021. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

4.2

Indenture, dated as of December 11, 2020, by and between the registrant and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2020 (File No. 000-24435)).

4.3

Form of 0.750% Convertible Senior Note due 2025 (included within Exhibit 4.2 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2020 (File No. 000-24435)).

4.4

Indenture, dated as of February 19, 2021, by and between the registrant and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021 (File No. 000-24435)).

4.5

Form of 0% Convertible Senior Note due 2027 (included within Exhibit 4.4 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021 (File No. 000-24435)).

10.1†

MicroStrategy Incorporated 2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on February 1, 2021 (File No. 333-252608)).

10.2†

Summary of Cash Bonus and Salary Determinations for Certain Executive Officers (incorporated herein by reference to Part II Item 9B of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 000-24435)).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated April 29, 2021, regarding the Company’s financial results for the quarter ended March 31, 2021.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

_____________________

†	Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSTRATEGY INCORPORATED

By:	/s/ Phong Le
Phong Le
President & Chief Financial Officer

By:	/s/ Jeanine Montgomery
Jeanine Montgomery
Senior Vice President & Chief Accounting Officer

Date: April 29, 2021