Form 10-Q
period 2021-06-30
MICROSTRATEGY Inc
filed 2021-07-29
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 22, 2021, the registrant had 7,783,443 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,399	$59,675
Restricted cash	1,205	1,084
Accounts receivable, net	131,516	197,461
Prepaid expenses and other current assets	19,338	14,400
Total current assets	208,458	272,620
Digital assets	2,051,039	1,054,302
Property and equipment, net	39,659	42,975
Right-of-use assets	70,340	73,597
Deposits and other assets	15,756	15,615
Deferred tax assets, net	239,107	6,503
Total assets	$2,624,359	$1,465,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$41,236	$45,119
Accrued compensation and employee benefits	50,944	49,249
Deferred revenue and advance payments	182,818	191,250
Total current liabilities	274,998	285,618
Long-term debt, net	2,150,927	486,366
Deferred revenue and advance payments	7,262	14,662
Operating lease liabilities	80,900	84,328
Other long-term liabilities	31,040	33,382
Deferred tax liabilities	1,813	8,211
Total liabilities	2,546,940	912,567
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 16,468 shares issued and 7,784 shares outstanding, and 16,307 shares issued and 7,623 shares outstanding, respectively	16	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	697,274	763,051
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(5,324)	(3,885)
Retained earnings	167,555	575,965
Total stockholders’ equity	77,419	553,045
Total liabilities and stockholders’ equity	$2,624,359	$1,465,612

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Revenues:
Product licenses	$22,151	$14,816
Subscription services	10,342	8,021
Total product licenses and subscription services	32,493	22,837
Product support	71,027	70,038
Other services	21,831	17,709
Total revenues	125,351	110,584
Cost of revenues:
Product licenses	419	514
Subscription services	3,810	3,792
Total product licenses and subscription services	4,229	4,306
Product support	4,862	6,837
Other services	13,947	12,846
Total cost of revenues	23,038	23,989
Gross profit	102,313	86,595
Operating expenses:
Sales and marketing	40,321	34,951
Research and development	28,548	25,867
General and administrative	22,917	19,449
Digital asset impairment losses	424,774	0
Total operating expenses	516,560	80,267
(Loss) income from operations	(414,247)	6,328
Interest (expense) income, net	(4,401)	563
Other expense, net	(897)	(1,995)
(Loss) income before income taxes	(419,545)	4,896
(Benefit from) provision for income taxes	(120,198)	1,509
Net (loss) income	$(299,347)	$3,387
Basic (loss) earnings per share (1)	$(30.71)	$0.35
Weighted average shares outstanding used in computing basic (loss) earnings per share	9,746	9,739
Diluted (loss) earnings per share (1)	$(30.71)	$0.35
Weighted average shares outstanding used in computing diluted (loss) earnings per share	9,746	9,741

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Revenues:
Product licenses	$43,431	$27,400
Subscription services	20,368	15,989
Total product licenses and subscription services	63,799	43,389
Product support	141,676	141,196
Other services	42,778	37,423
Total revenues	248,253	222,008
Cost of revenues:
Product licenses	907	1,184
Subscription services	7,438	7,856
Total product licenses and subscription services	8,345	9,040
Product support	9,674	13,555
Other services	27,568	25,939
Total cost of revenues	45,587	48,534
Gross profit	202,666	173,474
Operating expenses:
Sales and marketing	78,519	74,469
Research and development	58,031	51,968
General and administrative	44,646	40,781
Digital asset impairment losses	618,869	0
Total operating expenses	800,065	167,218
(Loss) income from operations	(597,399)	6,256
Interest (expense) income, net	(6,797)	2,418
Other income (expense), net	367	(1,561)
(Loss) income before income taxes	(603,829)	7,113
(Benefit from) provision for income taxes	(194,462)	3,069
Net (loss) income	$(409,367)	$4,044
Basic (loss) earnings per share (1)	$(42.22)	$0.41
Weighted average shares outstanding used in computing basic (loss) earnings per share	9,697	9,858
Diluted (loss) earnings per share (1)	$(42.22)	$0.41
Weighted average shares outstanding used in computing diluted (loss) earnings per share	9,697	9,886

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Net (loss) income	$(299,347)	$3,387
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	397	1,457
Unrealized loss on short-term investments	0	(446)
Total other comprehensive income	397	1,011
Comprehensive (loss) income	$(298,950)	$4,398

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Net (loss) income	$(409,367)	$4,044
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(1,439)	286
Unrealized gain on short-term investments	0	178
Total other comprehensive (loss) income	(1,439)	464
Comprehensive (loss) income	$(410,806)	$4,508

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2020	$508,559	15,888	$16	2,035	$2	$593,583	(7,807)	$(658,880)	$(9,651)	$583,489
Net income	657	0	0	0	0	0	0	0	0	657
Other comprehensive loss	(547)	0	0	0	0	0	0	0	(547)	0
Issuance of class A common stock under stock option plans	340	3	0	0	0	340	0	0	0	0
Purchases of treasury stock	(50,747)	0	0	0	0	0	(355)	(50,747)	0	0
Share-based compensation expense	3,164	0	0	0	0	3,164	0	0	0	0
Balance at March 31, 2020	$461,426	15,891	$16	2,035	$2	$597,087	(8,162)	$(709,627)	$(10,198)	$584,146
Net income	3,387	0	0	0	0	0	0	0	0	3,387
Other comprehensive income	1,011	0	0	0	0	0	0	0	1,011	0
Issuance of class A common stock under stock option plans	1,562	12	0	0	0	1,562	0	0	0	0
Purchases of treasury stock	(11,128)	0	0	0	0	0	(90)	(11,128)	0	0
Share-based compensation expense	2,202	0	0	0	0	2,202	0	0	0	0
Balance at June 30, 2020	$458,460	15,903	$16	2,035	$2	$600,851	(8,252)	$(720,755)	$(9,187)	$587,533
Net loss	(14,229)	0	0	0	0	0	0	0	0	(14,229)
Other comprehensive income	2,287	0	0	0	0	0	0	0	2,287	0
Conversion of class B to class A common stock	0	21	0	(21)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	1,714	13	0	0	0	1,714	0	0	0	0
Purchases of treasury stock	(61,349)	0	0	0	0	0	(432)	(61,349)	0	0
Share-based compensation expense	2,409	0	0	0	0	2,409	0	0	0	0
Balance at September 30, 2020	$389,292	15,937	$16	2,014	$2	$604,974	(8,684)	$(782,104)	$(6,900)	$573,304
Net income	2,661	0	0	0	0	0	0	0	0	2,661
Other comprehensive income	3,015	0	0	0	0	0	0	0	3,015	0
Conversion of class B to class A common stock	0	50	0	(50)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	47,466	320	0	0	0	47,466	0	0	0	0
Share-based compensation expense	2,801	0	0	0	0	2,801	0	0	0	0
Equity component of convertible senior notes, net of issuance cost and deferred tax liability	107,810	0	0	0	0	107,810	0	0	0	0
Balance at December 31, 2020	$553,045	16,307	$16	1,964	$2	$763,051	(8,684)	$(782,104)	$(3,885)	$575,965
Opening balance adjustment due to the adoption of ASU 2020-06	(106,853)	0	0	0	0	(107,810)	0	0	0	957
Net loss	(110,020)	0	0	0	0	0	0	0	0	(110,020)
Other comprehensive loss	(1,836)	0	0	0	0	0	0	0	(1,836)	0
Issuance of class A common stock under stock option plans	23,854	159	0	0	0	23,854	0	0	0	0
Share-based compensation expense	6,848	0	0	0	0	6,848	0	0	0	0
Balance at March 31, 2021	$365,038	16,466	$16	1,964	$2	$685,943	(8,684)	$(782,104)	$(5,721)	$466,902
Net loss	(299,347)	0	0	0	0	0	0	0	0	(299,347)
Other comprehensive income	397	0	0	0	0	0	0	0	397	0
Issuance of class A common stock under stock option plans	244	2	0	0	0	244	0	0	0	0
Share-based compensation expense	11,087	0	0	0	0	11,087	0	0	0	0
Balance at June 30, 2021	$77,419	16,468	$16	1,964	$2	$697,274	(8,684)	$(782,104)	$(5,324)	$167,555

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(409,367)	$4,044
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,997	5,828
Reduction in carrying amount of right-of-use assets	4,204	4,085
Credit losses and sales allowances	365	990
Deferred taxes	(197,383)	273
Share-based compensation expense	18,807	5,337
Digital asset impairment losses	618,869	0
Amortization of issuance costs on long-term debt	2,977	0
Changes in operating assets and liabilities:
Accounts receivable	11,197	21,022
Prepaid expenses and other current assets	(4,080)	(493)
Deposits and other assets	(1,071)	195
Accounts payable and accrued expenses	(7,633)	(1,823)
Accrued compensation and employee benefits	1,368	(8,708)
Deferred revenue and advance payments	37,825	347
Operating lease liabilities	(5,147)	(4,662)
Other long-term liabilities	(253)	86
Net cash provided by operating activities	76,675	26,521
Investing activities:
Purchases of digital assets	(1,615,606)	0
Proceeds from redemption of short-term investments	0	10,000
Purchases of property and equipment	(1,342)	(1,162)
Purchases of short-term investments	0	(9,928)
Net cash used in investing activities	(1,616,948)	(1,090)
Financing activities:
Proceeds from convertible senior notes	1,050,000	0
Issuance costs paid for convertible senior notes	(24,742)	0
Proceeds from senior secured notes	500,000	0
Issuance costs paid for senior secured notes	(11,269)	0
Proceeds from sale of class A common stock under exercise of employee stock options	24,098	1,902
Purchases of treasury stock	0	(61,875)
Net cash provided by (used in) financing activities	1,538,087	(59,973)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(969)	(1,154)
Net decrease in cash, cash equivalents, and restricted cash	(3,155)	(35,696)
Cash, cash equivalents, and restricted cash, beginning of period	60,759	457,816
Cash, cash equivalents, and restricted cash, end of period	$57,604	$422,120

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

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  During 2021, the Company made the following significant changes in its accounting policies, which are discussed further below:

•	the accounting policies related to senior secured notes;
•

changes to the expected stock price volatility assumption in the Black-Scholes valuation model used to determine the fair value of certain awards granted under the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”);

•	the grant date fair value under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), and updated accounting policies for the 2021 ESPP; and
•	adoption of ASU 2020-06 and its impact on accounting for convertible debt arrangements and diluted earnings per share calculations.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is not aware of any subsequent event that would require recognition or disclosure.

(b) Debt Arrangements

As discussed in Note 6, Long-term Debt, to the Consolidated Financial Statements, the Company issued convertible senior notes in December 2020 and February 2021 and senior secured notes in June 2021.  The embedded conversion features in each of the convertible notes are indexed to the Company’s own stock and meet the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. The Company records the aggregate principal amount of each of the convertible and secured notes as a liability on its Consolidated Balance Sheet, offset by the issuance costs associated with each offering. The issuance costs are amortized to interest expense using the effective interest method over the expected term of each of the notes.

(c) Share-based Compensation

The Company maintains the 2013 Equity Plan, under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards.  During the first quarter of 2021, the Company adopted the 2021 ESPP, and in May 2021, the Company’s stockholders approved the 2021 ESPP, under which eligible employees of the Company and certain of its subsidiaries may be provided with opportunities to purchase shares of the Company’s class A common stock.

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

(3) Digital Assets

The Company accounts for its digital assets as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other.  The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.  During the six months ended June 30, 2021, the Company purchased approximately 34,616 bitcoins for $1.616 billion in cash, including cash from the net proceeds related to the issuance of its convertible senior notes due 2027 and its senior secured notes due 2028. During the three and six months ended June 30, 2021, the Company incurred $424.8 million and $618.9 million, respectively, of impairment losses on its bitcoin, which were recognized as “Digital asset impairment losses” in the Company’s Consolidated Statement of Operations. As of June 30, 2021, the carrying value of the Company’s approximately 105,085 bitcoins was $2.051 billion, which reflects cumulative impairments of $689.6 million. As of December 31, 2020, the carrying value of the Company’s approximately 70,469 bitcoins was $1.054 billion, which reflected cumulative impairments of $70.7 million. The carrying value represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through June 30, 2021 or December 31, 2020, respectively, and not as of June 30, 2021 or December 31, 2020, respectively.  The Company did not sell any of its bitcoins during the three and six months ended June 30, 2021.

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

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2021	2020
Billed and billable	$133,913	$200,221
Less: allowance for credit losses	(2,397)	(2,760)
Accounts receivable, net	$131,516	$197,461

Changes in the allowance for credit losses were not material for the three and six months ended June 30, 2021. In estimating its allowance for credit losses as of June 30, 2021, the Company considered the impact from the pandemic caused by a novel strain of coronavirus (“COVID-19”) and established additional risk pools and reserves relating to customers in certain geographic areas and industries, in addition to separately assessing the reserves for certain customers that have been granted extended payment terms.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. During the three and six months ended June 30, 2021 and 2020, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $0.9 million and $1.1 million in accrued sales and usage-based royalty revenue as of June 30, 2021 and December 31, 2020, respectively.

Contract liabilities are amounts received or due from customers in advance of the Company transferring the software or services to the customer.  In the case of multi-year service contracts arrangements, the Company generally does not invoice more than one year in advance of services and does not record deferred revenue for amounts that have not been invoiced. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer.  The Company’s contract liabilities are presented as either current or non-current “Deferred revenue and advance payments” in the Consolidated Balance Sheets, depending on whether the software or services are expected to be transferred to the customer within the next year.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2021	2020
Current:
Deferred product licenses revenue	$544	$1,495
Deferred subscription services revenue	25,916	26,258
Deferred product support revenue	150,963	156,216
Deferred other services revenue	5,395	7,281
Total current deferred revenue and advance payments	$182,818	$191,250

Non-current:
Deferred product licenses revenue	$76	$139
Deferred subscription services revenue	712	8,758
Deferred product support revenue	5,920	5,055
Deferred other services revenue	554	710
Total non-current deferred revenue and advance payments	$7,262	$14,662

During the three and six months ended June 30, 2021, the Company recognized revenues of $55.7 million and $125.9 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2021. During the three and six months ended June 30, 2020, the Company recognized revenues of $53.9 million and $123.2 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2020. For the three and six months ended June 30, 2021 and 2020, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within contract balances and are instead included in the remaining performance obligation disclosure. As of June 30, 2021, the Company had an aggregate transaction price of $215.3 million allocated to remaining performance obligations related to product support, subscription services, other services, and, in limited cases, product licenses contracts.  The Company expects to recognize $187.6 million within the next 12 months and the remainder thereafter.

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

As of June 30, 2021, the Company’s right-of-use (“ROU”) assets and total lease liabilities were $59.8 million and $79.4 million, respectively, for leases in the United States and $10.5 million and $11.5 million, respectively, for foreign leases. As of December 31, 2020, the Company’s ROU assets and total lease liabilities were $62.2 million and $82.9 million, respectively, for leases in the United States and $11.4 million and $12.2 million, respectively, for foreign leases. The Company’s most significant lease is for its corporate headquarters in Northern Virginia. The ROU asset and total lease liability related to the Company’s corporate headquarters lease were

$57.1 million and $76.7 million, respectively, as of June 30, 2021, and $59.0 million and $79.7 million, respectively, as of December 31, 2020. During the six months ended June 30, 2021, $1.8 million of ROU assets were obtained in exchange for new operating lease liabilities. During the six months ended June 30, 2020, $0.7 million of ROU assets were obtained in exchange for new operating lease liabilities.

(6) Long-term Debt

As of June 30, 2021, the net carrying value of the Company’s long-term debt consisted of the following (in thousands):

June 30, 2021
2025 Convertible Notes	$636,392
2027 Convertible Notes	1,027,262
2028 Secured Notes	487,273
Total	$2,150,927

Convertible Senior Notes

In December 2020, the Company issued $650.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) in a private offering.  The 2025 Convertible Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021. Holders of the 2025 Convertible Notes may receive additional interest under specified circumstances as outlined in the indenture relating to the issuance of the 2025 Convertible Notes (the “2025 Convertible Notes Indenture”). The 2025 Convertible Notes will mature on December 15, 2025, unless earlier converted, redeemed, or repurchased in accordance with their terms. The total net proceeds from the 2025 Convertible Notes offering, after deducting initial purchaser discounts and issuance costs, were approximately $634.7 million.

In February 2021, the Company issued $1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) in a private offering.  The 2027 Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest. However, holders of the 2027 Convertible Notes may receive special interest under specified circumstances as outlined in the indenture relating to the issuance of the 2027 Convertible Notes (the “2027 Convertible Notes Indenture”). Any special interest is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2027 Convertible Notes will mature on February 15, 2027, unless earlier converted, redeemed, or repurchased in accordance with their terms. The total net proceeds from the 2027 Convertible Notes offering, after deducting initial purchaser discounts and issuance costs, were approximately $1.026 billion.

The 2025 Convertible Notes and 2027 Convertible Notes (collectively, the “Convertible Notes”) are senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The Convertible Notes are convertible into shares of the Company’s class A common stock at initial conversion rates of 2.5126 shares and 0.6981 shares per $1,000 principal amount of Convertible Notes for the 2025 Convertible Notes and 2027 Convertible Notes, respectively (equivalent to an initial conversion price of approximately $397.99 per share and $1,432.46 per share of class A common stock for the 2025 Convertible Notes and 2027 Convertible Notes, respectively). The conversion rates are subject to customary anti-dilution adjustments. In addition, following certain events that may occur prior to the respective maturity dates or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in the 2025 Convertible Notes Indenture and the 2027 Convertible Notes Indenture (collectively, the “Convertible Notes Indentures”), respectively. As of June 30, 2021, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Convertible Notes and 2027 Convertible Notes, respectively.

Prior to June 15, 2025 and August 15, 2026 for the 2025 Convertible Notes and 2027 Convertible Notes, respectively, the Convertible Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 and June 30, 2021 for the 2025 Convertible Notes and 2027 Convertible Notes, respectively (and only during such calendar quarter), if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2025 Convertible Notes or

2027 Convertible Notes, respectively, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Convertible Notes Indentures) per $1,000 principal amount of the 2025 Convertible Notes or 2027 Convertible Notes, respectively, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s class A common stock and the applicable conversion rate on each such trading day; (3) if the Company calls any or all of the 2025 Convertible Notes or 2027 Convertible Notes, respectively, for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon occurrence of specified corporate events as described in the Convertible Notes Indentures.

On or after June 15, 2025 or August 15, 2026 for the 2025 Convertible Notes and 2027 Convertible Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity dates of the 2025 Convertible Notes or 2027 Convertible Notes, respectively, holders may convert the 2025 Convertible Notes or 2027 Convertible Notes, respectively, at any time. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s class A common stock, or a combination of cash and shares of class A common stock, at the Company’s election.

Prior to December 20, 2023 or February 20, 2024 for the 2025 Convertible Notes and 2027 Convertible Notes, respectively, the Company may not redeem the Convertible Notes.  The Company may redeem for cash all or a portion of the 2025 Convertible Notes or 2027 Convertible Notes, at its option, on or after December 20, 2023 or February 20, 2024, respectively, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the 2025 Convertible Notes or 2027 Convertible Notes, respectively, then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If the Company undergoes a “fundamental change,” as defined in the Convertible Notes Indentures, prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Convertible Notes Indentures contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding 2025 Convertible Notes or 2027 Convertible Notes, respectively, may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the 2025 Convertible Notes or 2027 Convertible Notes, respectively, to be due and payable.

During the three months ended June 30, 2021, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes as the last reported sale price of the Company’s class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, March 31, 2021 was greater than or equal to 130% of the conversion price of the 2025 Convertible Notes on each applicable trading day. However, no conversions of the 2025 Convertible Notes occurred during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2021, none of the conversion features of the 2027 Convertible Notes were triggered and no conversions of the 2027 Convertible Notes occurred during the three and six months ended June 30, 2021. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods.

As discussed in Note 2, Recent Accounting Standards, to the Consolidated Financial Statements, the Company adopted ASU 2020-06 effective January 1, 2021.  Although the Convertible Notes each contain embedded conversion features, the Company accounts for each of the Convertible Notes in its entirety as a liability because the conversion features are indexed to the Company’s own stock and meet the criteria for classification in stockholders’ equity and therefore do not qualify for separate derivative accounting.

The Company incurred approximately $15.3 million and $24.2 million in customary offering expenses associated with the 2025 Convertible Notes and 2027 Convertible Notes, respectively (“issuance costs”).  The Company accounts for these issuance costs as a reduction to the principal amount of the 2025 Convertible Notes and 2027 Convertible Notes, respectively, and amortizes the issuance costs to interest expense over the contractual term of the 2025 Convertible Notes and 2027 Convertible Notes, respectively, at an effective interest rate of 1.23% and 0.39%, respectively.

As of June 30, 2021, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet. The following is a summary of the Company’s convertible debt instruments as of June 30, 2021 (in thousands):

	Principal	Unamortized	Net Carrying	Fair Value
	Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(13,608)	$636,392	$1,163,416	Level 2
2027 Convertible Notes	1,050,000	(22,738)	1,027,262	792,750	Level 2
Total	$1,700,000	$(36,346)	$1,663,654	$1,956,166

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three and six months ended June 30, 2021, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$1,219	$741	$1,960	$2,438	$1,480	$3,918
2027 Convertible Notes	0	999	999	0	1,432	1,432
Total	$1,219	$1,740	$2,959	$2,438	$2,912	$5,350

For the three and six months ended June 30, 2021, the Company paid $2.5 million in interest expense related to the 2025 Convertible Notes.

Senior Secured Notes

On June 14, 2021, the Company issued $500.0 million aggregate principal amount of 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”). The 2028 Secured Notes were sold under a purchase agreement, dated as of June 8, 2021, entered into by and among the Company, MicroStrategy Services Corporation, a wholly owned subsidiary of the Company (the “Guarantor”), and Jefferies LLC, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The terms of the 2028 Secured Notes are governed by an indenture, dated as of June 14, 2021 (the “2028 Secured Notes Indenture”), among the Company, the Guarantor, and U.S. Bank National Association, as trustee and collateral agent.

The 2028 Secured Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantor and certain subsidiaries of the Company that may be formed or acquired on or after June 14, 2021 (collectively, the “Subsidiary Guarantors”).  The 2028 Secured Notes bear interest at a fixed rate of 6.125% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2028 Secured Notes have a stated maturity date of June 15, 2028, unless earlier redeemed or repurchased in accordance with their terms and subject to a springing maturity date of September 15, 2025 or November 16, 2026 as discussed further below. The total net proceeds from the 2028 Secured Notes, after deducting initial purchaser discounts and issuance costs, were approximately $487.2 million.

The 2028 Secured Notes and the related guarantees are secured, on a senior secured basis with the Company’s existing and future senior indebtedness, by a pledge of 65% of the equity interests of the Company’s MicroStrategy International Limited subsidiary and security interests on substantially all of the Company’s and the Subsidiary Guarantors’ assets, including any bitcoins or other digital assets acquired on or after June 14, 2021, but excluding the Company’s bitcoins acquired before June 14, 2021, as well as bitcoins and digital assets acquired with the proceeds from bitcoins acquired before June 14, 2021 and bitcoins acquired from proceeds of debt secured by such bitcoins (the “Collateral”).

The 2028 Secured Notes and the related guarantees are the general senior secured obligations of the Company and the Subsidiary Guarantors and rank pari passu in right of payment with the Company’s and the Subsidiary Guarantors’ existing and future senior indebtedness, are senior in right of payment to all future subordinated indebtedness of the Company and the Subsidiary Guarantors, and are effectively senior to any existing and future unsecured indebtedness of the Company and the Subsidiary Guarantors (including the Convertible Notes) to the extent of the value of the Collateral (after giving effect to the sharing of such Collateral with holders of equal or prior ranking liens on the Collateral).

The 2028 Secured Notes and the guarantees are (i) secured on a first priority basis by liens on the Collateral (subject to certain permitted liens and certain other exceptions, as provided in the 2028 Secured Notes Indenture) or to the extent there is outstanding ABL Indebtedness (as defined in the 2028 Secured Notes Indenture), secured on a first priority basis by the Notes Priority Collateral (as defined in the 2028 Secured Notes Indenture) and on a second priority basis by liens on the ABL Priority Collateral (as defined in the 2028 Secured Notes Indenture) (subject to certain permitted liens and certain other exceptions), and (ii) effectively subordinated to any future ABL Indebtedness to the extent of the value of the ABL Priority Collateral securing such indebtedness, are effectively subordinated to any existing and future indebtedness of the Company or any Subsidiary Guarantor that is secured by liens on assets that do not constitute a part of the Collateral, and are structurally subordinated to any existing and future indebtedness and other liabilities of MacroStrategy LLC (the Company’s subsidiary that holds the Company’s bitcoins acquired before June 14, 2021) and any other Company subsidiaries that are not Subsidiary Guarantors, other than indebtedness and liabilities owed to the Company or a Subsidiary Guarantor.

At any time and from time to time prior to June 15, 2024, the Company may redeem some or all of the 2028 Secured Notes at a redemption price equal to 100% of the principal amount of the 2028 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium as set forth in the 2028 Secured Notes Indenture. At any time and from time to time on or after June 15, 2024, the Company may redeem some or all of the 2028 Secured Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 15, 2024, but not more than once during each consecutive twelve-month period, the Company may redeem up to 10% of the aggregate principal amount of the 2028 Secured Notes at a redemption price equal to 103% of the principal amount of the 2028 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 15, 2024, the Company may redeem, on one or more occasions, up to 40% of the aggregate principal amount of the 2028 Secured Notes with the proceeds of certain equity offerings, at a redemption price equal to 106.125% of the principal amount of the 2028 Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If the Company experiences a Change of Control or Fundamental Change (each as defined in the 2028 Secured Notes Indenture), the Company may be required to offer to repurchase the 2028 Secured Notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. In certain circumstances, the Company must use certain of the proceeds from a sale of assets to make an offer to repurchase 2028 Secured Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The 2028 Secured Notes include a springing maturity feature that will cause the stated maturity date to spring ahead to: (1) September 15, 2025 (the “First Springing Maturity Date”) unless on the First Springing Maturity Date (i) the Company has liquidity (as defined in the 2028 Secured Notes Indenture) in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on the 2025 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2025 Convertible Notes remains outstanding, (2) November 16, 2026 (the “Second Springing Maturity Date”) unless on the Second Springing Maturity Date (i) the Company has liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on the 2027 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2027 Convertible Notes remains outstanding, or (3) the date (such date, an “FCCR Springing Maturity Date”) that is 91 days prior to the maturity date of any FCCR Convertible Indebtedness (as defined in the 2028 Secured Notes Indenture) unless on the FCCR Springing Maturity Date (i) the Company has liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on such FCCR Convertible Indebtedness or (ii) less than $100,000,000 of the aggregate principal amount of such FCCR Convertible Indebtedness remains outstanding.

The 2028 Secured Notes Indenture contains certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates.  The Company was in compliance with its debt covenants as of June 30, 2021.

The Company incurred approximately $12.8 million in customary offering expenses associated with the 2028 Secured Notes. The Company accounts for these issuance costs as a reduction to the principal amount of the 2028 Secured Notes and amortizes the issuance costs to interest expense over the contractual term of the 2028 Secured Notes at an effective interest rate of 6.58%.  As of June 30, 2021, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet.  The following is a summary of the Company’s 2028 Secured Notes as of June 30, 2021 (in thousands):

	Principal	Unamortized	Net Carrying	Fair Value
	Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(12,727)	$487,273	$501,440	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three and six months ended June 30, 2021, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$1,361	$65	$1,426	$1,361	$65	$1,426

Contractual Obligations

The following table shows the future contractual payments related to the Company’s debt instruments (semi-annual interest payments and principal upon maturity), based on the expected due dates of the various installments as of June 30, 2021 (in thousands). The contractual principal payments related to the 2028 Secured Notes are included in the table below based on their stated maturity date of June 15, 2028 and the Company’s expectation that the springing maturity feature of the 2028 Secured Notes will not be triggered.

Payments due by period ended June 30,	2025 Convertible Notes	2027 Convertible Notes	2028 Secured Notes	Total
2022	$4,875	$0	$30,710	$35,585
2023	4,875	0	30,625	35,500
2024	4,875	0	30,625	35,500
2025	4,875	0	30,625	35,500
2026	652,451	0	30,625	683,076
Thereafter	0	1,050,000	561,250	1,611,250
Total	$671,951	$1,050,000	$714,460	$2,436,411

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of June 30, 2021 or December 31, 2020.

See Note 5, Leases, to the Consolidated Financial Statements for information regarding the Company’s commitments that are related to lease agreements.

See Note 6, Long-term Debt, to the Consolidated Financial Statements for information regarding the Company’s commitments related to the Convertible Notes, which may be converted, redeemed, or repurchased prior to their respective maturity dates in accordance with their terms, and the 2028 Secured Notes, which may be redeemed or repurchased prior to their maturity date in accordance with their terms.

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

On February 6, 2020, the Company learned that a Brazilian court has authorized the Brazilian Federal Police to use certain investigative measures in its investigation into alleged corruption and procurement fraud involving certain government officials, pertaining to a particular transaction.  Pursuant to this court authorization, numerous entities and individuals across Brazil have been subject to the freezing of assets and other measures, including a former reseller and a former employee of the Company’s Brazilian subsidiary.  On February 6, 2020, the bank accounts of the Company’s Brazilian subsidiary were also frozen up to an amount of BRL 10.0 million, or approximately $2.3 million.  On May 22, 2020, these bank accounts of the Company’s Brazilian subsidiary were unfrozen on the basis of a court decision that found the alleged illicit origin of the amounts was not sufficiently evidenced.  On May 25, 2020, the Federal Prosecution Office presented an appeal to this decision, but the accounts will remain unfrozen pending the outcome of the appeal.  The transaction at issue is part of the basis of the previously reported failure or likely failure of the Brazilian subsidiary to comply with local procurement regulations.  The Company is not aware of any allegations that the former employee or the Company made any payments to Brazilian government officials. The Brazilian Federal Police expanded the investigation to include other possible cases of procurement fraud involving Brazilian government entities. The investigation has since been concluded.  Criminal penalties may be imposed against individuals; however, neither employees of the Company’s Brazilian subsidiary nor the subsidiary itself were targets of the Federal Police investigation.

The Company has also learned that Brazil’s Federal Comptroller General filed an administrative action against the Company’s Brazilian subsidiary with respect to the alleged procurement violations.

These matters remain the subject of investigation by Brazilian authorities.  The Company is taking measures to attempt to resolve these matters.

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

On November 4, 2020, a complaint was filed against the Company in the U.S. District Court for the Eastern District of Virginia by a patent assertion entity called Daedalus Blue, LLC (“Daedalus”).  In its complaint, Daedalus alleges that the Company has infringed U.S. Patent Nos. 8,341,172 (“the ’172 Patent”) and 9,032,076 (“the ’076 Patent”) based on specific functionality in the MicroStrategy platform.  The ’172 Patent relates to a method for providing aggregate data access in response to a query, whereas the ’076 Patent relates to a role-based access control system.

On March 1, 2021, Daedalus provided its formal infringement contentions which included additional accused functionality as part of its infringement allegations from the complaint, materially expanding the scope of its case.  The Company has filed a motion to dismiss the complaint with prejudice, asking the court to rule that the asserted claims are invalid as being directed to patent ineligible matter.  This matter is in the early stages of discovery and the parties filed claim construction briefs with the court requesting the court construe the asserted claim terms of the patent. The court conducted a claim construction hearing on July 15, 2021 and indicated that it plans to set a Status Conference after the court makes a ruling on the disputed claim terms. The outcome of this matter is not presently determinable.

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

During the three and six months ended June 30, 2021, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program.  During the three months ended June 30, 2020, the Company repurchased an aggregate of 90,136 shares of its class A common stock at an average price per share of $123.45 and an aggregate cost of $11.1 million pursuant to the Share Repurchase Program. During the six months ended June 30, 2020, the Company repurchased an aggregate of 444,769 shares of its class A common stock at an average price per share of $139.12 and an aggregate cost of $61.9 million pursuant to the Share Repurchase Program.  As of June 30, 2021, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program.  As of June 30, 2021, $209.1 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

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

As of June 30, 2021, the Company had unrecognized tax benefits of $4.7 million, which are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.  If recognized, $4.4 million of these unrecognized tax benefits would impact the Company’s effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the (benefit from) provision for income tax accounts.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s (benefit from) provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of June 30, 2021, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.4 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30,	December 31,
	2021	2020
Deferred tax assets, net of deferred tax liabilities	$238,592	$(449)
Valuation allowance	(1,298)	(1,259)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$237,294	$(1,708)

The valuation allowances as of June 30, 2021 and December 31, 2020 primarily related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

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

For the six months ended June 30, 2021, the Company recorded a benefit from income taxes of $194.5 million that resulted in an effective tax rate of 32.2%, as compared to a provision for income taxes of $3.1 million that resulted in an effective tax rate of 43.1% for the six months ended June 30, 2020. The change in the effective tax rate in 2021 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income between periods.

In the United States, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.  The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2021 annual effective tax rate that is reflected in its benefit from income taxes for the six months ended June 30, 2021.

The Tax Act also imposed a Transition Tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries of the Company. As a result of the Tax Act, the Company recorded a final tax expense of $37.2 million related to the Transition Tax, comprised of a provisional Transition Tax obligation of $40.3 million in 2017 and a subsequent $(3.1) million measurement period adjustment in 2018.  As of June 30, 2021, $25.1 million of the Transition Tax was unpaid, of which $22.1 million was recorded in “Other long-term liabilities” and $3.0 million was recorded in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheet. The Company has elected to pay the Transition Tax over an eight-year period beginning in 2018, as permitted under the Tax Act.

As of June 30, 2021 and December 31, 2020, the amount of cash and cash equivalents held by the Company’s U.S. entities was $13.0 million and $13.7 million, respectively, and by the Company’s non-U.S. entities was $43.4 million and $46.0 million, respectively. The Company earns a significant amount of its revenues outside the United States. The Company repatriated foreign earnings and profits of $186.6 million during 2020 and $42.5 million during the first half of 2021.  As of June 30, 2021, the accumulated undistributed foreign earnings and profits is estimated to be $108.5 million.  Beginning in the third quarter of 2020, the Company determined to no longer permanently reinvest its foreign earnings and profits. Therefore, the Company accrued for foreign withholding tax and U.S. state income taxes on undistributed foreign earnings in addition to the Transition Tax and GILTI tax described above.

In determining the Company’s (benefit from) provision for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make estimates and judgments related to projections of domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, particularly changes related to the utilization of NOLs in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense or benefit and net income. According to the guidance under ASC 740, Income Taxes, certain items or events related to continuing operations are specifically excluded from the estimated annual effective tax rate, and their related tax effects are recognized discretely, because these items or events are not estimable.  The Company’s digital asset impairment losses of $618.9 million incurred during the six months ended June 30, 2021 were excluded on this basis from the Company’s estimated full year pre-tax book income in calculating the Company’s estimated annual effective tax rate.  A tax benefit of $173.3 million related to the impairment losses was recorded as a discrete item during the six months ended June 30, 2021.   In addition, the Company had an excess tax benefit of $22.3 million from stock option exercises, which was also recorded as a discrete item during the six months ended June 30, 2021.

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

(10) Share-based Compensation

2013 Stock Incentive Plan

The Company’s 2013 Equity Plan authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  In April 2021, the Board of Directors authorized, and in May 2021, the Company’s stockholders approved an amendment to the 2013 Equity Plan to increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 2,300,000 shares to 2,750,000 shares. As of June 30, 2021, there were 561,588 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

As of June 30, 2021, there were options to purchase 1,280,179 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended June 30, 2021:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of April 1, 2021	1,273	$259.39
Granted	20	$470.00
Exercised	(2)	$129.90	$643
Forfeited/Expired	(11)	$504.66
Balance as of June 30, 2021	1,280	$260.71
Exercisable as of June 30, 2021	587	$132.35	$312,395	3.8
Expected to vest as of June 30, 2021	693	$369.48	$211,992	8.9
Total	1,280	$260.71	$524,387	6.5

Stock options outstanding as of June 30, 2021 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2021
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	988	$137.78	5.6
$400.01 - $500.00	20	$470.00	9.9
$600.01 - $700.00	269	$691.23	9.7
$700.01 - $756.55	3	$756.55	9.7
Total	1,280	$260.71	6.5

An aggregate of 25,000 stock options with an aggregate grant date fair value of $1.3 million vested during the three months ended June 30, 2021. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $252.81 and $42.50 for each share subject to a stock option granted during the three months ended June 30, 2021 and 2020, respectively, based on the following assumptions:

	Three months ended
	June 30,
	2021	2020
Expected term of options in years	6.3	6.3
Expected volatility	56.8%	34.4%
Risk-free interest rate	1.1%	0.4%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2021, the Company recognized approximately $8.8 million and $14.1 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and six months ended June 30, 2020, the Company recognized approximately $2.2 million and $5.4 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of June 30, 2021, there was approximately $116.0 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.5 years.

Restricted stock units

As of June 30, 2021, there were 86,150 restricted stock units outstanding under the 2013 Equity Plan, which the Company intends to settle in shares.  The following table summarizes the Company’s restricted stock unit activity (in thousands) for the periods indicated:

	Restricted Stock Units Outstanding
		Aggregate
		Intrinsic
	Units	Value
Balance as of April 1, 2021	90
Granted	1
Vested	0	$0
Forfeited	(5)
Balance as of June 30, 2021	86
Expected to vest as of June 30, 2021	86	$57,247

No restricted stock units vested during the three months ended June 30, 2021. The weighted average grant date fair value of restricted stock units granted during the three months ended June 30, 2021 was $616.88 based on the fair value of the Company’s class A common stock. For the three and six months ended June 30, 2021, the Company recognized approximately $1.4 million and $2.6 million, respectively, in share-based compensation expense from restricted stock units granted under the 2013 Equity Plan.  No restricted stock units were granted under the 2013 Equity Plan prior to the fourth quarter of 2020.  As of June 30, 2021, there was approximately $22.2 million of total unrecognized share-based compensation expense related to unvested restricted stock units. As of June 30, 2021, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.5 years.

Other stock-based awards and cash-settled restricted stock units

During the three months ended June 30, 2021, the Company granted no “other stock-based awards” under the 2013 Equity Plan. As of June 30, 2021, there were a total of 10,250 other stock-based awards outstanding under the 2013 Equity Plan. These other stock-based awards are similar to stock options, except these awards are settled in cash only and not in shares of the Company’s class A common stock.

During the three months ended June 30, 2021, the Company granted no cash-settled restricted stock units under the 2013 Equity Plan.  As of June 30, 2021, there were a total of 900 cash-settled restricted stock units outstanding under the 2013 Equity Plan.  These cash-settled restricted stock units are similar to the Company’s other restricted stock units, except they are settled in cash only and not in shares of the Company’s class A common stock.

Both the other stock-based awards and the cash-settled restricted stock units are classified as liabilities in the Company’s Consolidated Balance Sheets due to the required cash settlement feature and the fair value of the awards is remeasured each quarterly reporting period.  For the three months ended June 30, 2021, the Company recognized an immaterial amount of share-based compensation expense from other stock-based awards and cash-settled restricted stock units.  For the six months ended June 30, 2021, the Company recognized $0.9 million in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. For the three and six months ended June 30, 2020, share-based compensation expense from other stock-based awards was not material. No cash-settled restricted stock units were granted under the 2013 Equity Plan prior to the first quarter of 2021. As of June 30, 2021, there was approximately $4.1 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.2 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

During the first quarter of 2021, the Company adopted the 2021 ESPP, and in May 2021, the Company’s stockholders approved the 2021 ESPP.  The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock, commencing at such time and on such dates as the Board of Directors of the Company shall determine.  An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP.

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

The first offering period under the 2021 ESPP commenced on February 16, 2021 and will end on August 15, 2021. For the three and six months ended June 30, 2021, the Company recognized approximately $0.8 million and $1.2 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of June 30, 2021, there was approximately $0.4 million of total unrecognized share-based compensation expense related to the 2021 ESPP. The Company expects to recognize this remaining share-based compensation expense over a period of approximately 0.1 years. As of June 30, 2021, no shares have been issued in connection with the 2021 ESPP.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive.  Potential shares of class A common stock issuable upon the exercise of outstanding stock options, the vesting of outstanding restricted stock units, and in connection with the 2021 ESPP are calculated using the treasury stock method. Potential shares of class A common stock issuable upon conversion of the Convertible Notes are calculated using the if-converted method. In computing diluted earnings per share, the Company first calculates the earnings per incremental share (“EPIS”) for each class of potential common shares and ranks the classes from the most dilutive (i.e., lowest EPIS) to the least dilutive (i.e., highest EPIS). Basic earnings per share is then adjusted for the effect of each class of shares, in sequence and cumulatively, until a particular class no longer produces further dilution.

For the three and six months ended June 30, 2021 and 2020, the following weighted average shares of potential class A common stock were excluded from the diluted (loss) earnings per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock Options	1,275	1,014	1,243	1,050
Restricted Stock Units	88	0	85	0
Employee Stock Purchase Plan	5	0	4	0
2025 Convertible Notes	1,633	0	1,633	0
2027 Convertible Notes	733	0	535	0
Total	3,734	1,014	3,500	1,050

Open Market Sale Agreement

On June 14, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may issue and sell shares of its class A common stock having an aggregate offering price of up to $1.0 billion from time to time through Jefferies (the “Open Market Offering”).

Under the Sale Agreement, any sales of shares will be made by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Any sales of shares under the Sale Agreement will be made in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sale Agreement, but the Company has no obligation to sell any of the shares in an Open Market Offering.

The Company or Jefferies may suspend or terminate the Open Market Offering upon notice to the other party and subject to other conditions. The Company has agreed to pay Jefferies commissions for its services in acting as agent in the sale of the shares in the amount of up to 2.0% of gross proceeds from the sale of shares pursuant to the Sale Agreement. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights.

The Company did not sell any shares under the Sale Agreement during the three and six months ended June 30, 2021.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended June 30, 2021
Total revenues	$68,770	$41,834	$14,747	$125,351
Gross profit	$57,028	$33,706	$11,579	$102,313
Three months ended June 30, 2020
Total revenues	$62,066	$37,478	$11,040	$110,584
Gross profit	$48,069	$29,856	$8,670	$86,595
Six months ended June 30, 2021
Total revenues	$138,977	$81,651	$27,625	$248,253
Gross profit	$115,959	$65,675	$21,032	$202,666
Six months ended June 30, 2020
Total revenues	$127,555	$72,951	$21,502	$222,008
Gross profit	$99,511	$57,032	$16,931	$173,474
As of June 30, 2021
Long-lived assets	$2,157,370	$11,074	$8,350	$2,176,794
As of December 31, 2020
Long-lived assets	$1,165,283	$11,441	$9,765	$1,186,489

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three months ended June 30, 2021, no individual foreign country other than Germany accounted for 10% or more of total consolidated revenues. For the six months ended June 30, 2021 and the three and six months ended June 30, 2020, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2021 and 2020, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2021 and December 31, 2020, no individual foreign country accounted for 10% or more of total consolidated assets.

(13) Related Party Transaction

In June 2021, Michael J. Saylor, the Company’s Chairman of the Board of Directors & Chief Executive Officer, entered into an indemnification agreement with the Company for an initial term of 90 days. The indemnification agreement provides that Mr. Saylor will provide during the term of the agreement, from his personal funds, directors’ and officers’ indemnity coverage to the Company for the benefit of the directors and officers of the Company and its subsidiaries in the event such coverage is not indemnifiable by the Company, up to a total of $40 million.  In return, the Company paid Mr. Saylor a one-time fee of $388,945 for the initial 90-day term. At the option of the Company, the Company may elect to extend the term for an additional 90-day period for up to a total of three additional 90-day periods. The Company will pay an additional amount of $388,945 to Mr. Saylor for each additional 90-day term that the Company exercises.

Prior to entering into the indemnification agreement with Mr. Saylor, the Company obtained and considered binding market quotes for directors’ and officers’ liability insurance policies. The Company determined that these policies would have provided insufficient coverage and would have required substantial premiums.

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

In the first quarter of 2021, we determined to pursue as part of our overall corporate strategy, a strategy of acquiring bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities in capital raising transactions with the objective of using the proceeds to purchase bitcoin.  We believe that bitcoin is attractive because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy and can therefore serve as a hedge against inflation. We also believe that bitcoin offers additional opportunity for appreciation in value with increasing adoption due to its limited supply. Under this corporate strategy, we also periodically engage in activities to educate the market regarding bitcoin. We believe that our bitcoin acquisition strategy is complementary to our enterprise analytics software and services business, as we believe that our bitcoin and related activities in support of the bitcoin network enhance awareness of our brand and can provide opportunities to secure new customers for our analytics offerings. We are also exploring opportunities to apply bitcoin-related technologies such as blockchain analytics into our software offerings.

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

Our Bitcoin Acquisition Strategy

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

As part of our bitcoin acquisition strategy, we purchased a total of approximately 34,616 bitcoins at an aggregate purchase price of approximately $1.616 billion during the six months ended June 30, 2021 for an average purchase price of approximately $46,673 per bitcoin, inclusive of fees and expenses. These purchases included purchases of bitcoin using the net proceeds from our issuance of $1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) in the first quarter of 2021 and our issuance of $500.0 million aggregate principal amount of 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”) in the second quarter of 2021.

At June 30, 2021, we carried $2.051 billion of digital assets on our balance sheet, consisting of approximately 105,085 bitcoins and reflecting $689.6 million in cumulative impairment losses attributable to bitcoin trading price fluctuations. For the three months ended June 30, 2021, digital asset impairment losses of $424.8 million represented 82.2% of our operating expenses, compared to no digital asset impairment losses in the three months ended June 30, 2020, contributing to our net loss of $299.3 million for the three months ended June 30, 2021 compared to net income of $3.4 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, digital asset impairment losses of $618.9 million represented 77.4% of our operating expenses, compared to no digital asset impairment losses in the six months ended June 30, 2020, contributing to our net loss of $409.4 million for the six months ended June 30, 2021 compared to net income of $4.0 million for the six months ended June 30, 2020.

As of July 28, 2021, we held approximately 105,085 bitcoins that were acquired at an aggregate purchase price of $2.741 billion and an average purchase price of approximately $26,080 per bitcoin, inclusive of fees and expenses.

Our Enterprise Analytics Software Business

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

Our core product offering is our software platform. In December 2020, we released MicroStrategy 2021, the newest release of our flagship enterprise analytics platform, which provides customers with the following features:

•

Modern Analytics: We offer a modern analytics experience by delivering insights across multiple devices to users via our HyperIntelligence® products, visualization and reporting capabilities, mobility features, and custom applications developed on our platform.

o

HyperIntelligence—Our platform improves business processes by providing cards with contextual intelligence, suggestions, and workflows directly within the websites, applications, and mobile devices that people rely on every day. For example, users can simply hover over a highlighted word on a website to instantly bring up relevant, contextual insights on key data.

o

Data Visualization and Reporting—Our platform uses Dossier®, our self-service dashboarding tool, that provides users with the formatting, layout, and input controls they need to build beautiful analytics applications.

o

Transformational Mobility—Our platform empowers the increasingly mobile workforce to make decisions and take action quickly on-the-go. It delivers more ways for organizations to quickly deploy mobile productivity apps for a variety of business functions and roles on any standard device.

o	Custom Applications—Our platform enables users to create highly customized web and mobile applications using the Document tool.
•	Open, Federated Architecture: Our strategy is to embrace innovation and deliver the most open analytics platform on the market.
o

Federated Analytics—Our platform provides analysts and data scientists with seamless access to trusted, governed data directly within their favorite tools. MicroStrategy 2021 includes integrations with Microsoft Excel, Power BI, and Tableau to provide users with the flexibility to leverage trusted data from MicroStrategy directly within the client applications they are accustomed to. MicroStrategy 2021 also provides integrations for Jupyter and R Studio to enable data scientists to connect to published MicroStrategy data, leverage it in their tools, and publish updated data back into MicroStrategy 2021—all without leaving Jupyter or R Studio.

o

APIs and Gateways—Our gateways, application programming interfaces (“APIs”), and connectors enable MicroStrategy 2021 to integrate with the most popular enterprise platforms and tools. In addition to over 200 connectors to popular drivers and gateways to enterprise assets, we offer a comprehensive set of Representational State Transfer APIs that makes it easy to embed the platform in packaged and custom applications, workflows, and devices.

o

Multiple Deployment Options—We also believe that customers should have the choice of where to deploy their analytics platform without compromising functionality. Our fully featured platform can be deployed in three ways: on premises, the customer’s cloud environment, or the MicroStrategy Cloud™ Environment (“MCE”). MCE is a cloud subscription service that allows customers to deploy the platform on Amazon Web Services (“AWS”) or Microsoft Azure environments hosted and managed by us.

•

Enterprise Platform: Our platform is designed to securely scale analytics across the enterprise. MicroStrategy 2021 has the tools that enable organizations to deliver secure, high-performance applications at scale.

o

Enterprise Semantic Graph™—The engine of our platform is our proprietary Enterprise Semantic Graph, which provides a structured view of a company’s data assets by organizing them into understandable business terms. Our Enterprise Semantic Graph also enriches metadata content with real-time location intelligence and content and system usage telemetry. The Enterprise Semantic Graph allows users to have a consistent and secure view across multiple data sources to deliver a single version of truth.

o

Scalability—Our platform powers some of the largest business intelligence deployments in the world. Our platform is designed to scale efficiently to hundreds of thousands of users, with millions of personalized queries, across hundreds of applications, built on top of the largest datasets.

o

Security—Our platform includes a comprehensive set of features for superior administration, security, and architecture, including role-based access to both row and column data. We offer integrated digital identity solutions designed to deliver seamless, user-friendly authentication and real-time telemetry applications for location intelligence.

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

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three and six months ended June 30, 2021 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Product licenses	$22,151	$14,816	$43,431	$27,400
Subscription services	10,342	8,021	20,368	15,989
Total product licenses and subscription services	32,493	22,837	63,799	43,389
Product support	71,027	70,038	141,676	141,196
Other services	21,831	17,709	42,778	37,423
Total revenues	125,351	110,584	248,253	222,008
Cost of revenues
Product licenses	419	514	907	1,184
Subscription services	3,810	3,792	7,438	7,856
Total product licenses and subscription services	4,229	4,306	8,345	9,040
Product support	4,862	6,837	9,674	13,555
Other services	13,947	12,846	27,568	25,939
Total cost of revenues	23,038	23,989	45,587	48,534
Gross profit	102,313	86,595	202,666	173,474
Operating expenses
Sales and marketing	40,321	34,951	78,519	74,469
Research and development	28,548	25,867	58,031	51,968
General and administrative	22,917	19,449	44,646	40,781
Digital asset impairment losses	424,774	0	618,869	0
Total operating expenses	516,560	80,267	800,065	167,218
(Loss) income from operations	$(414,247)	$6,328	$(597,399)	$6,256

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

Employees

As of June 30, 2021, we had a total of 2,034 employees, of whom 809 were based in the United States and 1,225 were based internationally.  The following table summarizes employee headcount as of the dates indicated:

	June 30,	December 31,	June 30,
	2021	2020	2020
Subscription services	56	49	64
Product support	160	154	189
Consulting	388	393	421
Education	38	37	43
Sales and marketing	470	479	573
Research and development	663	642	684
General and administrative	259	243	285
Total headcount	2,034	1,997	2,259

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of subscription services revenues	$40	$16	$89	$33
Cost of product support revenues	293	(50)	442	74
Cost of consulting revenues	105	0	184	0
Cost of education revenues	22	67	32	133
Sales and marketing	3,255	384	5,639	806
Research and development	2,523	574	4,590	1,212
General and administrative	4,858	1,235	7,831	3,079
Total share-based compensation expense	$11,096	$2,226	$18,807	$5,337

As of June 30, 2021, we estimated that an aggregate of approximately $142.7 million of additional share-based compensation expense associated with the 2013 Equity Plan and the 2021 ESPP will be recognized over a remaining weighted average period of 3.5 years.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP income from operations that excludes the impact of our share-based compensation expense and impairment losses and gains on sale from intangible assets, which include our digital assets, (ii) non-GAAP net income and non-GAAP diluted earnings per share that exclude the impact of our share-based compensation expense, impairment losses and gains on sale from intangible assets, which include our digital assets, interest expense arising from the amortization of debt issuance costs on our long-term debt, and related income tax effects, (iii) non-GAAP digital asset cost basis as reported excluding cumulative impairment losses and a non-GAAP calculation of market value of our bitcoin holdings based on the market price of one bitcoin in our principal market at 4:00 p.m. Eastern Time on the last day of each period (see below for a more detailed explanation of the calculation and limitations applicable to this market value metric), and (iv) certain non-GAAP constant currency revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis.  The first supplemental financial measure excludes (i) a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment and the resulting share-based compensation expense could vary significantly in comparison to other companies and (ii) significant impairment losses and gains on sale from intangible assets, which include our bitcoin.  The second set of supplemental financial measures excludes the impact of (i) share-based compensation expense, (ii) impairment losses and gains on sale from intangible assets, which include our bitcoin, (iii) non-cash interest expense arising from the amortization of debt issuance costs related to our long-term debt, and (iv) related income tax effects.  The third set of supplemental financial measures provides our digital asset balances, as reported excluding non-cash cumulative impairment losses and discloses a non-GAAP calculation of market value of our bitcoin holdings based on the market price of one bitcoin in our principal market at 4:00 p.m. Eastern Time on the last day of each period (see below for a more detailed explanation of the calculation and limitations applicable to this market value metric).  We believe this is useful to investors and analysts in comparing the value of our bitcoin holdings. The fourth set of supplemental financial measures excludes changes resulting from fluctuations in foreign currency exchange rates so that results may be compared to the same period in the prior year on a non-GAAP constant currency basis.  We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP.  For example, we expect that share-based compensation expense, which is excluded from the first two non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors.  Similarly, we expect that interest expense arising from the amortization of debt issuance costs will continue to be a recurring expense over the term of the long-term debt.  We have also excluded impairment losses and gains on sale from intangible assets from the first two non-GAAP financial measures, either of which may occur in future periods as a result of our continued holdings of significant amounts of bitcoin.  Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP income from operations, which excludes the impact of (i) share-based compensation expense and (ii) impairment losses and gains on sale from intangible assets, which include our digital assets, to its most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reconciliation of non-GAAP income from operations:
(Loss) income from operations	$(414,247)	$6,328	$(597,399)	$6,256
Share-based compensation expense	11,096	2,226	18,807	5,337
Digital asset impairment losses	424,774	0	618,869	0
Non-GAAP income from operations	$21,623	$8,554	$40,277	$11,593

The following are reconciliations of our non-GAAP net income and non-GAAP diluted earnings per share, in each case excluding the impact of (i) share-based compensation expense (ii) impairment losses and gains on sale from intangible assets, which include our digital assets, (iii) interest expense arising from the amortization of debt issuance costs on our long-term debt, and (iv) related income tax effects to their most directly comparable GAAP measures (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reconciliation of non-GAAP net income:
Net (loss) income	$(299,347)	$3,387	$(409,367)	$4,044
Share-based compensation expense	11,096	2,226	18,807	5,337
Digital asset impairment losses	424,774	0	618,869	0
Interest expense arising from amortization of debt issuance costs	1,805	0	2,977	0
Income tax effects (1)	(121,587)	274	(199,671)	436
Non-GAAP net income	$16,741	$5,887	$31,615	$9,817

Reconciliation of non-GAAP diluted earnings per share:
Diluted (loss) earnings per share	$(30.71)	$0.35	$(42.22)	$0.41
Share-based compensation expense (per diluted share)	1.14	0.22	1.94	0.54
Digital asset impairment losses (per diluted share)	43.58	0.00	63.82	0.00
Interest expense arising from amortization of debt issuance costs (per diluted share)	0.19	0.00	0.31	0.00
Income tax effects (per diluted share)	(12.48)	0.03	(20.59)	0.04
Non-GAAP diluted earnings per share	$1.72	$0.60	$3.26	$0.99

(1) Income tax effects reflect the net tax effects of stock-based compensation expense, digital asset impairment losses, and interest expense for amortization of debt issuance costs.

The following reconciliation of our non-GAAP digital asset cost basis, as reported excluding cumulative impairment losses, discloses the non-GAAP calculation of market value of our bitcoin holdings based on the market price of one bitcoin in our principal market at 4:00 p.m. Eastern Time on the last day of each period.

The amounts reported as “Market Value” in the following table represent only a mathematical calculation consisting of the price for one bitcoin reported in our principal market at 4:00 p.m. Eastern Time on the last day of each period multiplied by the number of bitcoins held by us at the end of the applicable period.  The Securities and Exchange Commission has previously made findings that there has not been a demonstration that (i) bitcoin and bitcoin markets are inherently resistant to manipulation or that the spot price of bitcoin may not be subject to fraud and manipulation; and (ii) adequate surveillance-sharing agreements with bitcoin-related markets are in place, as bitcoin-related markets are either not significant, not regulated, or both.  Accordingly, the Market Value amounts reported below may not accurately represent fair market value, and the actual fair market value of our bitcoin may be different from such amounts and such deviation may be material. Moreover, (i) the bitcoin market historically has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network and (ii) we may not be able to sell our bitcoins at the “Market Value” indicated below, at the market price as reported in our principal market on the date of sale or at all.

	As Reported				Market Value
	Digital Asset Carrying Value (in thousands)	Add Back: Digital Asset Impairment Losses (in thousands)	Digital Asset Original Cost Basis (in thousands)	Approximate Number of Bitcoins Held	Market Price Per Bitcoin	Market Value of Bitcoin Held (in thousands)
Reconciliation of digital asset cost basis:
Balance at June 30, 2020	$0	$0	$0	0	n/a	n/a
Digital asset purchases	425,000		425,000	38,250
Digital asset impairment losses	(44,242)	44,242
Balance at September 30, 2020	$380,758	$44,242	$425,000	38,250	$10,706.00	$409,505
Digital asset purchases	700,000		700,000	32,219
Digital asset impairment losses	(26,456)	26,456
Balance at December 31, 2020	$1,054,302	$70,698	$1,125,000	70,469	$29,181.00	$2,056,356
Digital asset purchases	1,086,375		1,086,375	20,857
Digital asset impairment losses	(194,095)	194,095
Balance at March 31, 2021	$1,946,582	$264,793	$2,211,375	91,326	$58,601.28	$5,351,820
Digital asset purchases	529,231		529,231	13,759
Digital asset impairment losses	(424,774)	424,774
Balance at June 30, 2021	$2,051,039	$689,567	$2,740,606	105,085	$34,763.47	$3,653,119

The following are reconciliations of certain non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$22,151	$132	$22,019	$14,816	49.5%	48.6%
Subscription services revenues	10,342	264	10,078	8,021	28.9%	25.6%
Product support revenues	71,027	2,425	68,602	70,038	1.4%	-2.1%
Other services revenues	21,831	763	21,068	17,709	23.3%	19.0%
Cost of product support revenues	4,862	83	4,779	6,837	-28.9%	-30.1%
Cost of other services revenues	13,947	521	13,426	12,846	8.6%	4.5%
Sales and marketing expenses	40,321	987	39,334	34,951	15.4%	12.5%
Research and development expenses	28,548	658	27,890	25,867	10.4%	7.8%
General and administrative expenses	22,917	244	22,673	19,449	17.8%	16.6%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$14,816	$(655)	$15,471	$20,121	-26.4%	-23.1%
Subscription services revenues	8,021	(46)	8,067	7,104	12.9%	13.6%
Product support revenues	70,038	(1,165)	71,203	72,978	-4.0%	-2.4%
Other services revenues	17,709	(243)	17,952	17,534	1.0%	2.4%
Cost of product support revenues	6,837	(99)	6,936	7,721	-11.4%	-10.2%
Cost of other services revenues	12,846	(404)	13,250	13,588	-5.5%	-2.5%
Sales and marketing expenses	34,951	(1,095)	36,046	48,273	-27.6%	-25.3%
Research and development expenses	25,867	(251)	26,118	27,764	-6.8%	-5.9%
General and administrative expenses	19,449	(224)	19,673	21,180	-8.2%	-7.1%

	Six Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$43,431	$457	$42,974	$27,400	58.5%	56.8%
Subscription services revenues	20,368	454	19,914	15,989	27.4%	24.5%
Product support revenues	141,676	4,342	137,334	141,196	0.3%	-2.7%
Other services revenues	42,778	1,381	41,397	37,423	14.3%	10.6%
Cost of product support revenues	9,674	141	9,533	13,555	-28.6%	-29.7%
Cost of other services revenues	27,568	872	26,696	25,939	6.3%	2.9%
Sales and marketing expenses	78,519	1,412	77,107	74,469	5.4%	3.5%
Research and development expenses	58,031	1,103	56,928	51,968	11.7%	9.5%
General and administrative expenses	44,646	346	44,300	40,781	9.5%	8.6%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$27,400	$(1,196)	$28,596	$38,412	-28.7%	-25.6%
Subscription services revenues	15,989	(82)	16,071	14,248	12.2%	12.8%
Product support revenues	141,196	(2,341)	143,537	144,428	-2.2%	-0.6%
Other services revenues	37,423	(498)	37,921	36,015	3.9%	5.3%
Cost of product support revenues	13,555	(178)	13,733	14,788	-8.3%	-7.1%
Cost of other services revenues	25,939	(693)	26,632	28,577	-9.2%	-6.8%
Sales and marketing expenses	74,469	(2,105)	76,574	97,033	-23.3%	-21.1%
Research and development expenses	51,968	(465)	52,433	55,979	-7.2%	-6.3%
General and administrative expenses	40,781	(423)	41,204	43,784	-6.9%	-5.9%

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

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates, particularly estimates relating to revenue recognition and, in the prior year only, to our Convertible Notes prior to the adoption of ASU 2020-06, have a material impact on our Consolidated Financial Statements.  Actual results and outcomes could differ from these estimates and assumptions.

The section “Critical Accounting Policies” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 provides a more detailed explanation of the judgments made and a discussion of our accounting estimates and policies relating to revenue recognition. There have been no significant changes in such estimates and policies since December 31, 2020.

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$10,019	$5,678	76.5%	$23,265	$12,663	83.7%
International	12,132	9,138	32.8%	20,166	14,737	36.8%
Total product licenses revenues	22,151	14,816	49.5%	43,431	27,400	58.5%
Subscription Services
Domestic	7,596	6,160	23.3%	15,065	12,128	24.2%
International	2,746	1,861	47.6%	5,303	3,861	37.3%
Total subscription services revenues	10,342	8,021	28.9%	20,368	15,989	27.4%
Total product licenses and subscription services revenues	$32,493	$22,837	42.3%	$63,799	$43,389	47.0%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	1	4	1
Between $0.5 million and $1.0 million in licenses revenue recognized	7	4	12	7
Total	9	5	16	8
Domestic:
More than $1.0 million in licenses revenue recognized	1	0	3	0
Between $0.5 million and $1.0 million in licenses revenue recognized	4	1	6	3
Total	5	1	9	3
International:
More than $1.0 million in licenses revenue recognized	1	1	1	1
Between $0.5 million and $1.0 million in licenses revenue recognized	3	3	6	4
Total	4	4	7	5

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$4,036	$3,195	26.3%	$10,139	$3,195	217.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,838	2,342	106.6%	7,891	4,644	69.9%
Less than $0.5 million in licenses revenue recognized	13,277	9,279	43.1%	25,401	19,561	29.9%
Total	22,151	14,816	49.5%	43,431	27,400	58.5%
Domestic:
More than $1.0 million in licenses revenue recognized	1,603	0	n/a	7,706	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	2,663	525	407.2%	4,077	1,833	122.4%
Less than $0.5 million in licenses revenue recognized	5,753	5,153	11.6%	11,482	10,830	6.0%
Total	10,019	5,678	76.5%	23,265	12,663	83.7%
International:
More than $1.0 million in licenses revenue recognized	2,433	3,195	-23.8%	2,433	3,195	-23.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,175	1,817	19.7%	3,814	2,811	35.7%
Less than $0.5 million in licenses revenue recognized	7,524	4,126	82.4%	13,919	8,731	59.4%
Total	$12,132	$9,138	32.8%	$20,166	$14,737	36.8%

Product licenses revenues increased $7.3 million and $16.0 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year.  For the three months ended June 30, 2021 and 2020, product licenses transactions with more than $0.5 million in recognized revenue represented 40.1% and 37.4%, respectively, of our product licenses revenues.  For the six months ended June 30, 2021, our top three product licenses transactions totaled $8.9 million in recognized revenue, or 20.6% of total product licenses revenues, compared to $5.0 million, or 18.1% of total product licenses revenues, for the six months ended June 30, 2020.

Domestic product licenses revenues.  Domestic product licenses revenues increased $4.3 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue and an increase in the average deal size of transactions with less than $0.5 million in recognized revenue. Domestic product licenses revenues increased $10.6 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue and an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues increased $3.0 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with less than $0.5 million in recognized revenue, partially offset by a decrease in the average deal size of transactions with more than $1.0 million in recognized revenue.  International product licenses revenues increased $5.4 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with less than $1.0 million in recognized revenue and a $0.5 million favorable foreign currency exchange impact, partially offset by a decrease in the average deal size of transactions with more than $1.0 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived from the MicroStrategy Cloud Environment, a cloud subscription service, that are recognized ratably over the service period in the contract.  Subscription services revenues increased $2.3 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to an increase in the use of subscription services by existing customers and, to a lesser extent, conversions to cloud-based subscriptions from existing on-premises customers. Subscription services revenues increased $4.4 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to an increase in the use of subscription services by existing customers and, to a lesser extent, conversions to cloud-based subscriptions from existing on-premises customers and a $0.5 million favorable foreign currency exchange impact.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
Product Support Revenues:
Domestic	$40,739	$41,631	-2.1%	$80,829	$84,428	-4.3%
International	30,288	28,407	6.6%	60,847	56,768	7.2%
Total product support revenues	$71,027	$70,038	1.4%	$141,676	$141,196	0.3%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues did not materially change for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $2.4 million favorable foreign currency exchange impact, partially offset by certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings. Product support revenues did not materially change for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $4.3 million favorable foreign currency exchange impact, partially offset by certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
Other Services Revenues:
Consulting
Domestic	$9,810	$7,987	22.8%	$18,526	$17,012	8.9%
International	10,812	8,591	25.9%	21,807	18,007	21.1%
Total consulting revenues	20,622	16,578	24.4%	40,333	35,019	15.2%
Education	1,209	1,131	6.9%	2,445	2,404	1.7%
Total other services revenues	$21,831	$17,709	23.3%	$42,778	$37,423	14.3%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues increased $4.0 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to an increase in billable hours worldwide and a $0.7 million favorable foreign currency exchange impact, partially offset by a decrease in average bill rates and a decrease in billable travel and entertainment expenditures. Consulting revenues increased $5.3 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to an increase in billable hours worldwide and a $1.3 million favorable foreign currency exchange impact, partially offset by a decrease in average bill rates and a decrease in billable travel and entertainment expenditures.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues did not materially change for the three and six months ended June 30, 2021, as compared to the same periods in the prior year.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$419	$514	-18.5%	$907	$1,184	-23.4%
Subscription services	3,810	3,792	0.5%	7,438	7,856	-5.3%
Total product licenses and subscription services	4,229	4,306	-1.8%	8,345	9,040	-7.7%
Product support	4,862	6,837	-28.9%	9,674	13,555	-28.6%
Other services:
Consulting	12,438	10,168	22.3%	24,770	21,596	14.7%
Education	1,509	2,678	-43.7%	2,798	4,343	-35.6%
Total other services	13,947	12,846	8.6%	27,568	25,939	6.3%
Total cost of revenues	$23,038	$23,989	-4.0%	$45,587	$48,534	-6.1%

Cost of product licenses revenues.  Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Cost of product licenses revenues did not materially change for the three and six months ended June 30, 2021, as compared to the same periods in the prior year.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Subscription services headcount decreased 12.5% to 56 at June 30, 2021 from 64 at June 30, 2020. Cost of subscription services revenues did not materially change for the three months ended June 30, 2021, as compared to the same period in the prior year. Cost of subscription services revenues decreased $0.4 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $1.0 million decrease in compensation and related costs due to a decrease in staffing levels, partially offset by a $0.6 million increase in technology infrastructure costs.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program.  Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion.  Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues.  Product support headcount decreased 15.3% to 160 at June 30, 2021 from 189 at June 30, 2020. Cost of product support revenues decreased $2.0 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $1.3 million decrease in compensation and related costs due to a decrease in product support staffing levels and a $0.8 million decrease in compensation and related costs attributable to non-product support personnel providing a decreased level of Enterprise Support services.  Cost of product support revenues decreased $3.9 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $2.8 million decrease in compensation and related costs due to a decrease in product support staffing levels and a $0.9 million decrease in compensation and related costs attributable to non-product support personnel providing a decreased level of Enterprise Support services.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues.  Consulting headcount decreased 7.8% to 388 at June 30, 2021 from 421 at June 30, 2020.  Cost of consulting revenues increased $2.3 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $1.3 million increase in subcontractor costs and a $0.6 million increase in compensation and related costs attributable to consulting personnel providing a decreased level of Enterprise Support services. Included in cost of consulting revenues for the three months ended June 30, 2021 is an aggregate $0.5 million unfavorable foreign currency exchange impact. Cost of consulting revenues increased $3.2 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $2.3 million increase in subcontractor costs, a $0.8 million increase in compensation and related costs attributable to consulting personnel providing a decreased level of Enterprise Support services, and a $0.7 million increase in variable compensation, partially offset by a $1.0 million decrease in travel and entertainment expenditures. Included in cost of consulting revenues for the six months ended June 30, 2021 is an aggregate $0.8 million unfavorable foreign currency exchange impact.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs and technology infrastructure costs.  Education headcount decreased 11.6% to 38 at June 30, 2021 from 43 at June 30, 2020.  Cost of education revenues decreased $1.2 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $0.9 million decrease in technology infrastructure costs associated with education offerings that we made available at no charge for a limited time period during the second quarter of 2020 in response to the COVID-19 pandemic. Cost of education revenues decreased $1.5 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a

$0.9 million decrease in technology infrastructure costs associated with education offerings that we made available at no charge for a limited time period during the first half of 2020 in response to the COVID-19 pandemic.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 18.0% to 470 at June 30, 2021 from 573 at June 30, 2020.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
Sales and marketing expenses	$40,321	$34,951	15.4%	$78,519	$74,469	5.4%

Sales and marketing expenses increased $5.4 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $4.6 million increase in variable compensation, a $2.9 million net increase in share-based compensation expense, and a $0.6 million increase in marketing and advertising costs, partially offset by a $2.4 million decrease in employee salaries due to a decrease in staffing levels, and a $0.6 million decrease in facility and other related support costs.  The $2.9 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and the 2021 ESPP, partially offset by the forfeiture of certain stock options. Included in sales and marketing expenses for the three months ended June 30, 2021 is an aggregate $1.0 million unfavorable foreign currency exchange impact.

Sales and marketing expenses increased $4.1 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $10.5 million increase in variable compensation, which reflected the cancellation of a sales employee awards event in the first quarter of 2020 as a result of the COVID-19 pandemic, and a $4.8 million net increase in share-based compensation expense, partially offset by a $5.3 million decrease in employee salaries due to a decrease in staffing levels, a $3.2 million decrease in travel and entertainment expenditures, a $1.4 million decrease in facility and other related support costs, and a $1.3 million decrease in marketing and advertising costs.  The $4.8 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and the 2021 ESPP, partially offset by the forfeiture of certain stock options. Included in sales and marketing expenses for the six months ended June 30, 2021 is an aggregate $1.4 million unfavorable foreign currency exchange impact.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Research and development headcount decreased 3.1% to 663 at June 30, 2021 from 684 at June 30, 2020. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
Research and development expenses	$28,548	$25,867	10.4%	$58,031	$51,968	11.7%

Research and development expenses increased $2.7 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $1.9 million net increase in share-based compensation expense and a $0.9 million increase in variable compensation. The $1.9 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and the 2021 ESPP. Included in research and development expenses for the three months ended June 30, 2021 is an aggregate $0.7 million unfavorable foreign currency exchange impact.

Research and development expenses increased $6.1 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $3.4 million net increase in share-based compensation expense, a $2.4 million increase in variable compensation, and a $0.9 million increase in technology infrastructure costs. The $3.4 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and the 2021 ESPP.  Included in research and development expenses for the six months ended June 30, 2021 is an aggregate $1.1 million unfavorable foreign currency exchange impact.

General and administrative expenses.  General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.  General and administrative headcount decreased 9.1% to 259 at June 30, 2021 from 285 at June 30, 2020.  The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
General and administrative expenses	$22,917	$19,449	17.8%	$44,646	$40,781	9.5%

General and administrative expenses increased $3.5 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $3.6 million net increase in share-based compensation expense and a $1.2 million increase in legal, consulting, and other advisory costs, partially offset by a $1.8 million decrease in compensation and related costs due to a decrease in staffing levels.  The $3.6 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan.

General and administrative expenses increased $3.9 million for the six months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a $4.8 million net increase in share-based compensation expense and a $3.1 million increase in legal, consulting, and other advisory costs, partially offset by a $2.7 million decrease in compensation and related costs due to a decrease in staffing levels, and a $0.6 million decrease in bad debt expense.  The $4.8 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards becoming fully vested.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
Digital asset impairment losses	$424,774	$0	n/a	$618,869	$0	n/a

We did not sell any of our digital assets during the three and six months ended June 30, 2021.

Other Expense (Income), Net

For the three months ended June 30, 2021, other expense, net, of $0.9 million was comprised primarily of foreign currency transaction net losses. For the six months ended June 30, 2021, other income, net, of $0.4 million was comprised primarily of foreign currency transaction net gains. For the three and six months ended June 30, 2020 other expense, net, of $2.0 million and $1.6 million, respectively, were comprised primarily of foreign currency transaction net losses.

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

For the six months ended June 30, 2021, we recorded a benefit from income taxes of $194.5 million that resulted in an effective tax rate of 32.2%, as compared to a provision for income taxes of $3.1 million that resulted in an effective tax rate of 43.1% for the six months ended June 30, 2020.  The change in the effective tax rate in 2021 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income between periods.

As of June 30, 2021, we estimated that we had NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $237.3 million.

As of June 30, 2021, we had a valuation allowance of $1.3 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.  If we are unable to regain or increase profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.  We will continue to regularly assess the realizability of deferred tax assets.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent amounts received or due from our customers in advance of our transferring our software or services to the customer. In the case of multi-year service contracts arrangements, the Company generally does not invoice more than one year in advance of services and does not record deferred revenue for amounts that have not been invoiced. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2021	2020	2020
Current:
Deferred product licenses revenue	$544	$1,495	$100
Deferred subscription services revenue	25,916	26,258	17,934
Deferred product support revenue	150,963	156,216	142,543
Deferred other services revenue	5,395	7,281	7,066
Total current deferred revenue and advance payments	$182,818	$191,250	$167,643
Non-current:
Deferred product licenses revenue	$76	$139	$168
Deferred subscription services revenue	712	8,758	90
Deferred product support revenue	5,920	5,055	5,152
Deferred other services revenue	554	710	500
Total non-current deferred revenue and advance payments	$7,262	$14,662	$5,910
Total current and non-current:
Deferred product licenses revenue	$620	$1,634	$268
Deferred subscription services revenue	26,628	35,016	18,024
Deferred product support revenue	156,883	161,271	147,695
Deferred other services revenue	5,949	7,991	7,566
Total current and non-current deferred revenue and advance payments	$190,080	$205,912	$173,553

Total deferred revenue and advance payments decreased $15.8 million as of June 30, 2021, as compared to December 31, 2020, primarily due to the timing of product support renewals and the presentation of multi-year contracts. The portions of such multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure.  Included in our international deferred revenue balances at June 30, 2021 is a $2.0 million unfavorable foreign currency impact from the general strengthening of the U.S. dollar compared to the fourth quarter of 2020.  Total deferred revenue and advance payments increased $16.5 million as of June 30, 2021, as compared to June 30, 2020, primarily due to an increase in deferred revenue from new product support and subscription services contracts. Included in our international deferred revenue balances at June 30, 2021 is a $4.6 million favorable foreign currency impact from the general weakening of the U.S. dollar compared to the same period in the prior year.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of June 30, 2021, we had an aggregate transaction price of $215.3 million allocated to remaining performance obligations related to product support, subscription services, other services, and in limited cases, product licenses contracts. We expect to recognize approximately $187.6 million of remaining performance obligations over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

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

As of June 30, 2021 and December 31, 2020, the amount of cash and cash equivalents held by our U.S. entities was $13.0 million and $13.7 million, respectively, and by our non-U.S. entities was $43.4 million and $46.0 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $186.6 million during 2020 and $42.5 million during the six months ended June 30, 2021.  As of June 30, 2021, the accumulated undistributed foreign earnings and profits is estimated to be $108.5 million. Beginning in the third quarter of 2020, we determined to no longer permanently reinvest our foreign earnings and profits.  Therefore, we accrued for foreign withholding tax and U.S. state income taxes on undistributed foreign earnings in addition to the Transition Tax and GILTI tax.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.  As of June 30, 2021, we held approximately 105,085 bitcoins. We do not believe we will need to sell any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell bitcoins as part of treasury management operations, including to increase our cash balances. The Bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network.  During times of instability in the Bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all.  As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.  In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

On June 14, 2021, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”) pursuant to which we may issue and sell shares of our class A common stock having an aggregate offering price of up to $1.0 billion from time to time through Jefferies. We did not sell any shares under the Sale Agreement during the three and six months ended June 30, 2021.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended June 30,		%
	2021	2020	Change
Net cash provided by operating activities	$76,675	$26,521	189.1%
Net cash used in investing activities	$(1,616,948)	$(1,090)	148243.9%
Net cash provided by (used in) financing activities	$1,538,087	$(59,973)	2,664.6%

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses and product support, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes. Non-cash items to further reconcile net (loss) income to net cash provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of ROU lease assets, credit losses and sales allowances, deferred taxes, share-based compensation expense, digital asset impairment losses, and amortization of debt issuance costs on our long-term debt.

Net cash provided by operating activities increased $50.2 million for the six months ended June 30, 2021, as compared to the same period in the prior year, due to a $437.3 million increase from changes in non-cash items, which included digital asset impairment losses of $618.9 million, and a $26.2 million increase from changes in operating assets and liabilities, partially offset by a $413.4 million decrease in net income, which included digital asset impairment losses of $618.9 million.

Net cash used in investing activities.  The changes in net cash (used in) provided by investing activities relate to purchases of digital assets, purchases and redemptions of short-term investments, and expenditures on property and equipment. Net cash used in investing activities increased $1.616 billion for the six months ended June 30, 2021, as compared to the same period in the prior year, due to a $1.616 billion purchase of bitcoins, which includes the purchase of bitcoins using the net proceeds from the issuance of our 2027 Convertible Notes and 2028 Secured Notes, and a $10.0 million decrease in proceeds from the redemption of short-term investments, partially offset by a $9.9 million decrease in purchases of short-term investments.

Net cash provided by (used in) financing activities.  The changes in net cash provided by (used in) financing activities primarily relate to our issuance of long-term debt, the purchase of treasury stock, and the exercise of stock options under the 2013 Equity Plan. Net cash provided by financing activities was $1.538 billion for the six months ended June 30, 2021, while net cash used in financing activities was $60.0 million for the six months ended June 30, 2020. The change in net cash provided by (used in) financing activities was due to $1.050 billion in gross proceeds from our 2027 Convertible Notes, $500.0 million in gross proceeds from our 2028 Secured Notes, a $61.9 million decrease in purchases of treasury stock, and a $22.2 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan, partially offset by $24.7 million of issuance costs paid for our Convertible Notes and $11.3 million of issuance costs paid for our 2028 Secured Notes.

Convertible Senior Notes and 2028 Senior Secured Notes

In December 2020 and February 2021, we issued $650.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) and $1.050 billion aggregate principal amount of the 2027 Convertible Notes, respectively (the 2025 Convertible Notes and 2027 Convertible Notes collectively, the “Convertible Notes”). We used the net proceeds from the issuance of the Convertible Notes to acquire bitcoin.  The terms of the Convertible Notes are discussed more fully in Note 6, Long-term Debt, to the Consolidated Financial Statements. For the three and six months ended June 30, 2021, the Company paid $2.5 million in interest expense related to the 2025 Convertible Notes.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. The terms of the 2028 Secured Notes are discussed more fully in Note 6, Long-term Debt to the Consolidated Financial Statements.

Share repurchases. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report and Note 8, Treasury Stock, to the Consolidated Financial Statements for further information.

Contractual obligations.

The following table shows future minimum rent payments under noncancellable operating leases with initial terms of greater than one year, payments related to our Convertible Notes and 2028 Secured Notes (semi-annual interest payments and principal upon maturity), payments under purchase agreements with initial terms of greater than one year, and anticipated payments related to the Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of June 30, 2021 (in thousands). The contractual principal payments related to the 2028 Secured Notes are included in the table below based on their stated maturity date of June 15, 2028 and our expectation that the springing maturity feature of the 2028 Secured Notes will not be triggered.

	Payments due by period ended June 30,
	Total	2022	2023-2024	2025-2026	Thereafter
Contractual Obligations:
Operating leases	$123,319	$15,249	$28,796	$25,638	$53,636
Convertible Notes	1,721,951	4,875	9,750	657,326	1,050,000
2028 Secured Notes	714,460	30,710	61,250	61,250	561,250
Purchase obligations	25,762	12,127	11,567	1,365	703
Transition Tax	25,088	2,952	12,913	9,223	0
Total	$2,610,580	$65,913	$124,276	$754,802	$1,665,589

Unrecognized tax benefits.  As of June 30, 2021, we had $4.7 million of total gross unrecognized tax benefits, including accrued interest, recorded in “Other long-term liabilities.”  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect any significant tax payments related to these obligations during 2021.

Off-balance sheet arrangements.  As of June 30, 2021, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Market Price Risk of Bitcoin.  We have used a significant portion of our cash, including proceeds from our issuance of long-term debt, to acquire bitcoin and, as of June 30, 2021, we held approximately 105,085 bitcoins. The carrying value of our bitcoins as of June 30, 2021 was $2.051 billion, which reflects cumulative impairments of $689.6 million, on our Consolidated Balance Sheet.  We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition.  Impairment losses cannot be recovered for any subsequent increase in fair value.  For example, the market price of one bitcoin in our principal market ranged from $27,678.00 - $64,899.00 during the six months ended June 30, 2021, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition.  Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the six months ended June 30, 2021, we incurred an impairment loss of $618.9 million on our bitcoin. As of July 28, 2021, at 4:00 p.m. Eastern Time, the market price of one bitcoin in our principal market was $40,415.60.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 45.1% and 43.9% of our total revenues for the three months ended June 30, 2021 and 2020, respectively, and 44.0% and 42.5% of our total revenues for the six months ended June 30, 2021 and 2020, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of June 30, 2021 and December 31, 2020, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 4.7% and 3.9%, respectively. If average exchange rates during the six months ended June 30, 2021 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2021 would have decreased by 4.0%.  During the six months ended June 30, 2021, our revenues were higher by 2.7% as a result of a 7.2% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal control over financial reporting to minimize the impact on the design and operating effectiveness of such internal control. We have not experienced any material impact on our internal control over financial reporting despite the fact that many of our employees are working remotely as a result of the COVID-19 pandemic.

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

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as interest expense on our long-term debt, office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. For example, if our revenues in the future are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses.

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

We may not be able to regain or increase profitability in the future

We generated a net loss for the six months ended June 30, 2021, primarily due to digital asset impairment losses, and we may not be able to regain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2021, we had $239.1 million of deferred tax assets, net of a $1.3 million valuation allowance. If we are unable to regain or increase profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

In addition, in response to significant market volatility and disruptions to business operations resulting from the COVID-19 pandemic, legislatures and taxing authorities in many jurisdictions in which we operate have implemented, and in the future may implement additional, changes to their tax rules.  As part of the U.S. Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act (“FFCR Act”) and the CARES Act were enacted in March 2020. Both contain numerous tax provisions.  Regulatory guidance under the Tax Act, FFCR Act, and CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition.  Additional legislation may be enacted in connection with the COVID-19 pandemic, some of which could have tax provisions that impact us.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act, FFCR Act, or CARES Act.  These changes in law could include modifications that have temporary effect or more permanent changes.  The impact of these changes on us, our long-term tax planning, and our effective tax rate could be material.

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

Risks Related to Our Bitcoin Acquisition Strategy and Holdings

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin

In September 2020, our Board of Directors adopted our Treasury Reserve Policy, under which our treasury reserve assets will consist of (i) Cash Assets held by us that exceed working capital requirements and (ii) bitcoin held by us, with bitcoin serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.

In the first quarter of 2021, we determined to adopt, in addition to and in conjunction with our Treasury Reserve Policy, a corporate strategy of acquiring and holding bitcoin, and from time to time, subject to market conditions, issuing debt or equity securities in capital raising transactions with the objective of using the proceeds to purchase additional bitcoin.

We have only recently adopted this bitcoin acquisition strategy and are continually examining the risks and rewards of such a strategy.  This strategy has not been tested over time or under various market conditions.  Some investors and other market participants may disagree with this strategy or actions we undertake to implement it.  If bitcoin prices fall or our bitcoin acquisition strategy otherwise proves unsuccessful, it would adversely impact our financial condition, results of operations, and the market price of our class A common stock.

As of July 28, 2021, we held approximately 105,085 bitcoins that were acquired at an aggregate purchase price of $2.741 billion and an average purchase price of approximately $26,080 per bitcoin, inclusive of fees and expenses. These purchases included purchases of bitcoin using the net proceeds from our issuance of $650.0 million aggregate principal amount of our 2025 Convertible Notes in the fourth quarter of 2020, our issuance of $1.050 billion aggregate principal amount of our 2027 Convertible Notes in the first quarter of 2021, and our issuance of $500.0 million aggregate principal amount of our 2028 Secured Notes in the second quarter of 2021.  As part of our overall corporate strategy, we expect to purchase additional bitcoin in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

While our bitcoin is currently owned directly by us or our wholly owned subsidiaries, we are investigating other potential approaches to holding our bitcoin assets. If we change the means by which we hold our bitcoin assets, the accounting treatment for our bitcoin may correspondingly change. A change in the accounting treatment of our bitcoin holdings could have a material impact on our results of operations in future periods and could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, which in turn could have a material adverse effect on our financial results and the market price of our class A common stock.

Bitcoin is a highly volatile asset that has traded below $10,000 per bitcoin and above $60,000 per bitcoin in our principal market in the 12 months preceding the date of this Quarterly Report. Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales. The impact of our bitcoin holdings on our financial results and the market price of our class A common stock will increase as we increase our overall holdings of bitcoin in the future. See “Risks Related to Our Bitcoin Acquisition Strategy and Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to bitcoin holdings.”

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our class A common stock

Fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our class A common stock. Our financial results and the market price of our class A common stock would be adversely affected and our business and financial condition could be negatively impacted if the price of bitcoin decreased substantially, including as a result of:

•	decreased user and investor confidence in bitcoin;
•	negative publicity or events relating to bitcoin;
•	negative or unpredictable media or social media coverage on bitcoin;
•

public sentiment related to the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals and governmental actors related to the energy resources consumed in the bitcoin mining process;

•	changes in consumer preferences and the perceived value of bitcoin;
•	competition from other crypto assets that exhibit better speed, security, scalability, or other characteristics, or that are backed by governments, including the U.S. government;
•	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of Satoshi’s bitcoin;
•	interruptions in service or failures of the principal markets for bitcoin;
•

further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions;

•	transaction congestion and fees associated with processing transactions on the Bitcoin network;

•	changes in the level of interest rates and inflation, monetary policies of governments, trade restrictions, and fiat currency devaluations; and
•	national and international economic and political conditions.

In addition, bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. The application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. For example, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets. In India, it has been reported that the Ministry of Corporate Affairs has circulated draft legislation that would prohibit mining, holding, selling, trading, or using cryptocurrencies in the country. In China, government authorities have announced renewed efforts to restrict bitcoin trading and mining activities. Subsequent to this announcement, regulators in the Inner Mongolia region of China have proposed regulations that, if effected, would create penalties for companies engaged in cryptocurrency mining activities and introduce tougher energy saving requirements on industrial parks, data centers, and power plants providing electricity to cryptocurrency miners. Most recently in Iran, President Hassan Rouhani ordered a ban on all licensed and unlicensed mining of cryptocurrencies throughout the summer of 2021 in response to an increasing number of electricity blackouts. Moreover, the risks of engaging in a bitcoin-focused business strategy also are relatively novel and have created, and may create further, complications due to the lack of experience that third parties have with companies engaging in such a business, such as the unavailability of director and officer liability insurance on acceptable terms.

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

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to bitcoin holdings

Our historical financial statements, including those for the six months ended June 30, 2021, do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

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

At June 30, 2021, we carried $2.051 billion of digital assets on our balance sheet, consisting of approximately 105,085 bitcoins and reflecting $689.6 million in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $56.4 million in cash and cash equivalents, compared to no digital assets and $420.9 million in cash and cash equivalents at June 30, 2020, reflecting the shift in our liquid asset holdings following the adoptions of our Treasury Reserve Policy and our corporate strategy to acquire and hold bitcoin. Digital asset impairment losses of $618.9 million incurred during the six months ended June 30, 2021 represented 77.4% of our operating expenses, compared to no digital asset impairment losses for the six months ended June 30, 2020, contributing to our net loss of $409.4 million in the six months ended June 30, 2021 compared to net income of $4.0 million in the six months ended June 30, 2020.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future. As a result, volatility in our earnings in future periods may be significantly more than what we experienced in prior periods.

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

If the SEC were to resolve its concerns over surveillance of the bitcoin trading markets, it is possible that the SEC would permit the listing of ETFs specializing in bitcoin, allowing these funds to offer their shares directly to the public. In addition to greatly simplifying the task of gaining investment exposure to bitcoin, the listing of a bitcoin ETF with continuous share creation and redemption at NAV would be expected to eliminate the NAV premiums currently exhibited by shares of investment vehicles that trade in the over-the-counter market. To the extent that our class A common stock is viewed as an alternative-to-bitcoin investment vehicle and trades at a premium to the value of our bitcoin holdings, that premium may also be eliminated, causing the price of our class A common stock to decline.

In addition, any introduction of bitcoin ETFs on U.S. national securities exchanges may be viewed by investors as offering “pure play” exposure to bitcoin that would generally not be subject to federal income tax at the entity level as we are.

As a result of the foregoing factors, to the extent investors view our class A common stock as linked to the value of our bitcoin holdings, the introduction of bitcoin ETFs on U.S. national securities exchanges could have a material adverse effect on the market price of our class A common stock.

Our bitcoin holdings could subject us to regulatory scrutiny

As noted above, several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV. To date the SEC has declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. Even though we do not function in the manner of an ETF and do not offer continuous share creation and redemption at NAV, it is possible that we nevertheless could face regulatory scrutiny from the SEC, as a company with a class of securities registered under the Exchange Act and traded on The Nasdaq Global Select Market.

In addition, as digital assets, including bitcoin, have grown in popularity and market size, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities, or entities subject to sanctions regimes. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin may take actions that may have an adverse effect on the market price of our class A common stock. For example, an affiliate of HSBC Holdings has prohibited customers of its HSBC InvestDirect retail investment platform from buying shares of our class A common stock after determining that the value of our stock is related to the performance of bitcoin, indicating that it did not want to facilitate exposure to virtual currencies.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our bitcoin

Bitcoin trading venues are relatively new and, in some cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading, in the event one or more bitcoin trading venues experience fraud, security failures or operational problems.

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

Negative perception, a lack of stability in the broader bitcoin markets and the closure or temporary shutdown of bitcoin trading venues due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in bitcoin and result in greater volatility in the prices of bitcoin. To the extent investors view our class A common stock as linked to the value of our bitcoin holdings, these potential consequences of a bitcoin trading venue’s failure could have a material adverse effect on the market price of our class A common stock.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of July 28, 2021, we held approximately 105,085 bitcoins that were acquired at an aggregate purchase price of $2.741 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. If there is a significant decrease in the price of bitcoin, we will experience a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

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

The loss or destruction of a private key required to access our bitcoin may be irreversible. If we are unable to access our private keys or if we experience a cyberattack or other data loss relating to our bitcoin, our financial condition and results of operations could be materially adversely affected

Bitcoin is controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoin is held. While the bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent our private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

In light of the significant amount of bitcoin we hold, we are continuing to seek a greater degree of diversification in the use of custodial services as the extent of potential risk of loss is dependent, in part, on the degree of diversification. As of June 30, 2021, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our class A common stock

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, the SEC has so far refused to permit the listing of any bitcoin-based ETFs, citing, among other things, concerns regarding bitcoin market integrity and custodial protections.  It is possible that the SEC could take a contrary position to the one taken by its senior officials or a federal court could conclude that bitcoin is a security.  Such a determination could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and also may require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our class A common stock.

A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to service our indebtedness

As a result of our bitcoin acquisition strategy, the majority of our assets are concentrated in our bitcoin holdings, which limits our ability to mitigate risk by purchasing a more diversified portfolio of treasury assets. Accordingly, if there is a significant decrease in the market price of bitcoin, the market value of our bitcoin holdings will experience a significant decline, which may have a material adverse effect on our financial condition. Any material adverse effect on our financial condition caused by a significant decline in the market value of our bitcoin holdings may create liquidity and credit risks for our business operations, as we would have limited means to obtain cash beyond the revenues generated by our enterprise analytics software business. To the extent that the cash generated by our enterprise analytics software business is insufficient to satisfy our debt service obligations, and to the extent that the liquidation of our bitcoin holdings would be insufficient to satisfy our debt service obligations, we may be unable to make scheduled payments on our current or future indebtedness, which could cause us to default on our debt obligations. Any default on our current or future indebtedness may have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” for additional details about the risks which may impact us if we are unable to service our indebtedness.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings.  For the six months ended June 30, 2021, transactions by channel partners for which we recognized revenue accounted for 41.2% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships.  Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings.  If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $190.1 million as of June 30, 2021.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $25.2 million of other remaining performance obligations as of June 30, 2021, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet.  As with deferred revenue and advanced payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the six months ended June 30, 2021, our top three product licenses transactions with recognized revenue totaled $8.9 million, or 20.6% of total product licenses revenues, compared to $5.0 million, or 18.1% of total product licenses revenues, for the six months ended June 30, 2020.

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

We depend on technology licensed to us by third parties, and changes in or discontinuances of such licenses could impair our software, delay implementation of our offerings, or force us to pay higher license fees

We license third-party technologies that are incorporated into or utilized by our existing offerings. These licenses may be terminated, or we may be unable to license third-party technologies for future offerings. In addition, we may be unable to renegotiate acceptable third-party license terms, or we may be subject to infringement liability if third-party technologies that we license are found to infringe intellectual property rights of others. Changes in or discontinuance of third-party licenses could lead to a material increase in our costs or to our offerings becoming inoperable or their performance being materially reduced.  As a result, we may need to incur additional development costs to help ensure continued performance of our offerings, and we may experience a decreased demand for our offerings.

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

Although our total revenues for the six months ended June 30, 2021 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

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

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 45.1% and 43.9% of our total revenues for the three months ended June 30, 2021 and 2020, respectively, and 44.0% and 42.5% of our total revenues for the six months ended June 30, 2021 and 2020, respectively.

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

Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results, and cash flows. For example, we may face heightened risks in connection with our international operations as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”  The future effects of Brexit are uncertain and will depend on the implementation of the Trade and Cooperation Agreement between the United Kingdom and the European Union and any other agreements the United Kingdom may make in the future to retain access to European Union markets post their separation.  Brexit could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the European Union. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate.  In addition, the Trump administration called for substantial changes to U.S. foreign trade policy, including the imposition of greater restrictions on international trade and significant increases in tariffs on goods imported into the United States, and increased tariffs on certain goods imported into the United States from a number of foreign markets, following which retaliatory tariffs were imposed on exports of certain U.S. goods to those markets.  These tariffs and any further escalation of protectionist trade measures could adversely affect the markets in which we sell our offerings and, in turn, our business, financial condition, operating results, and cash flows and it is unclear to what extent the Biden administration will maintain the increased tariffs imposed, or undertake any of the changes proposed, by the prior administration.

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

Various U.S. and foreign government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business. In the European Union, the General Data Protection Regulation (“GDPR”) took effect in May 2018.  GDPR establishes requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to €20,000,000 or 4% of global annual revenue, whichever is higher, and establishes a private right of action.  Furthermore, a new ePrivacy Regulation, regulating electronic communications, was proposed in 2017 and is under consideration by the European Commission, the European Parliament, and the European Council. More recently, the Court of Justice of the European Union (“CJEU”) invalidated the U.S.-EU Privacy Shield in July 2020.  The U.S.-EU Privacy Shield provided a mechanism to lawfully transfer personal data from the European Union to the United States and certain other countries.  In the wake of the invalidation of the U.S.-EU Privacy Shield, we have transitioned to reliance on the EU Standard Contractual Clauses (“SCCs”) to lawfully transfer certain personal data from the European Union to the United States. The rules involving this alternative data transfer option are also undergoing revision and this transfer mechanism may also be declared invalid (or require us to change our business practices) in the future, requiring us to provide an alternative means of data transfer. In addition, the required terms for contracts containing SCCs along with recommended supplemental provisions are changing and may require us to assume additional obligations, otherwise inhibit or restrict our ability to undertake certain activities, or incur additional costs related to data protection.

Similar requirements are also coming into force in other countries. Brazil enacted the Lei Geral de Proteção de Dados (the Brazilian General Data Protection Law), which became effective in August 2020 and imposes requirements largely similar to GDPR on products and services offered to users in Brazil.  In China, we may also be subject to the Cybersecurity Law that went into effect in June 2017 and the revision of the Personal Information Security Specification that went into effect in October 2020, which have broad but uncertain application and impose a number of new privacy and data security obligations. China is also considering the implementation of new legislation on the protection of privacy and personal data, including a Personal Information Protection Law and a Data Security Law that is scheduled to become effective in September 2021 and may impose new obligations on us. Other countries are considering new or expanded laws governing privacy and data security that may impact our business practices.

The state of California has also adopted a new comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020.  We may be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which amends the CCPA to create new privacy rights and obligations in California. Virginia and Colorado have passed laws similar to the CCPA and several other states are considering bills similar to the CCPA or other generally applicable privacy laws that may impose additional costs and obligations on us.

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

Our having entered into an indemnification agreement with Michael J. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, in lieu of procuring conventional director and officer liability insurance offered by a third-party insurance carrier could negatively affect our business and the market price of our class A common stock

Due to market trends toward higher premiums and the novelty of our bitcoin acquisition strategy, we have been unable to obtain director and officer liability insurance on acceptable terms, and in lieu of such insurance, we have entered into an indemnification agreement with Michael J. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, pursuant to which Mr. Saylor has agreed to personally indemnify our directors and officers with respect to claims and expenses substantially similar to those typically covered under conventional director and officer insurance policies, for which we agreed to pay Mr. Saylor a fee. Our having entered into such an indemnification agreement with Mr. Saylor in lieu of procuring director and officer insurance offered by a third-party insurance carrier could have adverse effects on our business, including making it more difficult to attract and retain qualified directors and officers due to the unconventional nature of the arrangement and potential concerns that the indemnification arrangement might not provide the same level of protection that might otherwise be provided by conventional director and officer insurance. In addition, the arrangement may result in some investors perceiving that our independent directors are not sufficiently independent from Mr. Saylor due to their entitlement to personal indemnification from him, which may have an adverse effect on the market price of our class A common stock.

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $646.65 as of July 28, 2021. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	fluctuations in the price of bitcoin, of which we have significant holdings and expect to continue to make significant purchases of;
•	announcements about our transactions in bitcoin;
•	quarterly variations in our results of operations or those of our competitors;
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

In addition, the stock market and the markets for both bitcoin-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. These market and industry factors may seriously harm the market price of our class A common stock, regardless of our actual operating performance.

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of July 22, 2021, holders of our class B common stock owned 1,964,025 shares of class B common stock, or 71.6% of the total voting power.  As of July 22, 2021, Mr. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, beneficially owned 1,961,668 shares of class B common stock, or 71.5% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

In light of our status as a controlled company, our Board of Directors has determined not to establish an independent nominating committee or have its independent directors exercise the nominating function and has elected instead to have the Board of Directors be directly responsible for nominating members of the Board.  A majority of our Board of Directors is currently comprised of independent directors, and our Board of Directors has established a Compensation Committee comprised entirely of independent directors. The Compensation Committee determines the compensation of our Chief Executive Officer.  However, our Board of Directors has authorized our Chief Executive Officer to determine the compensation of executive officers other than himself, rather than having such compensation determined by the Compensation Committee, except that certain performance-based executive officer compensation is determined by the Compensation Committee.  Awards made to directors and officers subject to Section 16 of the Exchange Act under the 2013 Equity Plan are also approved by the Compensation Committee.  Additionally, while our Compensation Committee is empowered with the authority to retain and terminate outside counsel, compensation consultants, and other experts or consultants, it is not required to assess their independence.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments or other convertible securities could depress the price of our class A common stock

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, we may sell shares of our class A common stock having an aggregate offering price of up to $1 billion from time to time through Jefferies, acting as our agent, under our Sale Agreement. We cannot predict:

•	the size of future issuances of equity securities;

•	the size and terms of future issuances of convertible debt instruments or other convertible securities; or

•	the effect, if any, that future issuances and sales of our securities will have on the market price of our class A common stock.

Transactions involving newly issued class A common stock, convertible debt instruments, or other convertible securities could result in possibly substantial dilution to holders of our class A common stock.

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of June 30, 2021, we had $1.7 billion aggregate principal amount of indebtedness under the Convertible Notes and $500.0 million aggregate principal amount of indebtedness under the 2028 Secured Notes.

Our substantial indebtedness and interest expense could have important consequences to us, including:

•

limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for acquisition of additional bitcoin, working capital, research and development, expanding our infrastructure, capital expenditures, and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest on and/or service our debt;

•

limiting our ability to obtain additional financing in the future for acquisition of additional bitcoin, working capital, capital expenditures, debt service, acquisitions, execution of our strategy, and other expenses or investments planned by us;

•	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business, and our industry;
•	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;
•	placing us at a competitive disadvantage as compared to our competitors that are less leveraged; and
•	limiting our ability, or increasing the costs, to refinance indebtedness.

We may be unable to service our indebtedness, which could cause us to default on our debt obligations and could force us into bankruptcy or liquidation

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which is influenced, in part, by general economic, financial, competitive, legislative, regulatory, counterparty business, and other risks that are beyond our control, including the availability of financing in the U.S. banking and capital markets. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to refinance our indebtedness, or to fund our other liquidity needs. Even if refinancing indebtedness is available, any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, our bitcoin acquisition strategy anticipates that we may issue additional debt in future periods to finance additional purchases of bitcoin, but if we are unable to generate sufficient cash flow to service our debt and make necessary capital expenditures, we may be required to sell bitcoin. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or our financial covenants, which could cause us to default on our debt obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

In the event of an event of default under any of our indebtedness, the holders of the defaulted indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest and, in the case of our 2028 Secured Notes, enforce their security interests on substantially all of our assets and the assets of our subsidiary guarantors, including any bitcoins or other digital assets acquired on or after the closing of our sale of the 2028 Secured Notes, but excluding our bitcoin acquired prior to that date (“Prior Bitcoins”), as well as bitcoins and digital assets acquired with the proceeds from the sale of Prior Bitcoins and bitcoins acquired from proceeds of debt secured by Prior Bitcoins.  Any of these events could in turn result in cross-defaults under our other indebtedness.  We may not have sufficient funds available to pay the amounts due upon any such default, particularly in the event that there has been a decrease in the market value of our bitcoin holdings, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.  Any financing that we may undertake under such circumstances could result in substantial dilution of our existing stockholders, and in the absence of being able to obtain such financing, we could be forced into bankruptcy or liquidation.

The indenture governing our 2028 Secured Notes imposes significant operating and financial restrictions on us and certain restricted subsidiaries of ours, which may prevent us from capitalizing on business opportunities

The indenture governing our 2028 Secured Notes imposes significant operating and financial restrictions on us and certain designated restricted subsidiaries of ours. These restrictions limit our ability, and the ability of such restricted subsidiaries, to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or certain preferred stock;
•	create or incur liens;
•	pay dividends, redeem stock, or make certain other distributions;
•	make certain investments;
•	create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;
•	transfer or sell assets;
•	merge or consolidate; and
•	enter into certain transactions with affiliates.

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional indebtedness or conduct equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.

Our failure to comply with the restrictive covenants described above, as well as other terms of our indebtedness or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date and/or face insolvency proceedings. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

We may be required to repay the 2028 Secured Notes prior to their stated maturity date, if the springing maturity feature is triggered

The 2028 Secured Notes have a stated maturity date of June 15, 2028, but include a springing maturity feature that will cause the stated maturity date to spring ahead to the date that is 91 days prior to the existing maturity date of the 2025 Convertible Notes (which is September 15, 2025), the 2027 Convertible Notes (which is November 16, 2026), or the maturity date of any future convertible debt that we may issue that is then outstanding, unless on such dates we meet specified liquidity requirements or less than $100,000,000 of aggregate principal amount of the 2025 Convertible Notes, the 2027 Convertible Notes, or such future convertible debt, as applicable, remains outstanding.  If such springing maturity feature is triggered, we will be required to pay all amount outstanding under the 2028 Secured Notes sooner than they would otherwise be due, we may not have sufficient funds available to pay such amounts at that time, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

We may not be able to finance required repurchases of the 2028 Secured Notes or the Convertible Notes upon a change of control or a fundamental change

Upon a change of control or a fundamental change as defined in the indentures governing the 2028 Secured Notes and the Convertible Notes, the holders of such notes will have the right to require us to offer to purchase all of the applicable notes then outstanding at a price equal to 101% of the principal amount of the 2028 Secured Notes and 100% of the principal amount of the Convertible Notes, respectively, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the repurchase date. In order to obtain sufficient funds to pay the purchase price of such notes, we expect that we would have to refinance the notes and we may not be able to refinance the notes on reasonable terms, if at all. Our failure to offer to purchase all applicable notes or to purchase all validly tendered notes would be an event of default under the indentures governing the 2028 Secured Notes and the Convertible Notes.

If a change of control or a fundamental change occurs, we may not have enough assets to satisfy all obligations under the indentures governing the 2028 Secured Notes and the Convertible Notes. Upon the occurrence of a change of control or a fundamental change we could seek to refinance the indebtedness under the 2028 Secured Notes or the Convertible Notes or obtain a waiver from the applicable note holders. However, we may not be able to obtain a waiver or refinance the applicable notes on commercially reasonable terms, if at all.  Moreover, the exercise by holders of the 2028 Secured Notes or the Convertible Notes of their right to require us to repurchase such notes could cause a default under future debt agreements, even if the change of control or fundamental change itself does not, due to the financial effect of such repurchase on us.

We may not have the ability to raise the funds necessary to settle for cash conversions of the Convertible Notes

Upon conversion of the 2025 Convertible Notes or the 2027 Convertible Notes, unless we elect (or have previously irrevocably elected) to deliver solely shares of our class A common stock to settle such conversion of such Convertible Notes (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the applicable Convertible Notes being converted as described in the applicable indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to pay cash with respect such notes being converted. In addition, our ability to pay cash upon conversions of the Convertible Notes may be limited by law, regulatory authority, the covenants contained in the indenture governing the 2028 Secured Notes, or agreements governing any future indebtedness. Our failure to pay any cash payable on future conversions of the Convertible Notes as required by the respective indentures would constitute a default under the indenture for that series of Convertible Notes and could also lead to a default under the indenture for the other series of Convertible Notes or the 2028 Secured Notes. A default under any indenture could also lead to a default under agreements governing any future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results

In the event the conditional conversion feature of either the 2025 Convertible Notes or the 2027 Convertible Notes is triggered, holders of the applicable Convertible Notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the 2028 Secured Notes and the Convertible Notes, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the 2028 Secured Notes and the Convertible Notes, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the 2028 Secured Notes and the Convertible Notes. Certain of our subsidiaries holding digital assets that we owned prior to the issuance of the 2028 Secured Notes are not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs. These subsidiaries hold digital assets that as of June 30, 2021 had a carrying value of $1.676 billion on our Consolidated Balance Sheet, representing 64% of our consolidated total assets at such date. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

Despite our current level of indebtedness, we may be able to incur substantially more indebtedness and enter into other transactions in the future which could further exacerbate the risks related to our indebtedness

Although the indenture governing our 2028 Secured Notes contains, and future debt instruments may contain, restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions and we may be able to incur significant additional indebtedness in the future. For example, these restrictions do not prevent us from incurring obligations, such as certain trade payables and operating leases, that do not constitute indebtedness as defined under our debt instruments. To the extent we incur additional indebtedness or other obligations, the risks described herein with respect to our indebtedness may increase significantly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six months ended June 30, 2021, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our Share Repurchase Program.

Item 5. Other Information

Earnings Release

On July 29, 2021, we issued a press release announcing the Company’s financial results for the quarter ended June 30, 2021. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

4.6

Indenture, dated as of June 14, 2021, by and among the registrant, as issuer, MicroStrategy Services Corporation, as a guarantor, and U.S. Bank National Association, as trustee and notes collateral agent (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021 (File No. 000-24435)).

4.7

Form of 6.125% Senior Secured Note due 2028 (included within Exhibit 4.6 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021 (File No. 000-24435)).

10.1†

Amendment No. 5 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (incorporated herein by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2021 (File No. 000-24435)).

10.2†

Summary of Bitcoin-related Compensation Arrangements for Non-employee Directors (incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021 (File No. 000-24435)).

10.3†	Indemnification Agreement, effective as of June 16, 2021, by and between the registrant and Michael J. Saylor.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated July 29, 2021, regarding the Company’s financial results for the quarter ended June 30, 2021.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

_____________________

†	Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSTRATEGY INCORPORATED

By:	/s/ Phong Le
Phong Le
President & Chief Financial Officer

By:	/s/ Jeanine Montgomery
Jeanine Montgomery
Senior Vice President & Chief Accounting Officer

Date: July 29, 2021