Form 10-Q
period 2021-09-30
MICROSTRATEGY Inc
filed 2021-10-28
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 21, 2021, the registrant had 8,393,584 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,975	$59,675
Restricted cash	1,149	1,084
Accounts receivable, net	123,748	197,461
Prepaid expenses and other current assets	15,750	14,400
Total current assets	197,622	272,620
Digital assets	2,405,739	1,054,302
Property and equipment, net	38,133	42,975
Right-of-use assets	68,755	73,597
Deposits and other assets	14,857	15,615
Deferred tax assets, net	261,138	6,503
Total assets	$2,986,244	$1,465,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$45,454	$45,119
Accrued compensation and employee benefits	47,759	49,249
Deferred revenue and advance payments	160,697	191,250
Total current liabilities	253,910	285,618
Long-term debt, net	2,153,034	486,366
Deferred revenue and advance payments	8,302	14,662
Operating lease liabilities	78,939	84,328
Other long-term liabilities	28,934	33,382
Deferred tax liabilities	1,811	8,211
Total liabilities	2,524,930	912,567
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 17,078 shares issued and 8,394 shares outstanding, and 16,307 shares issued and 7,623 shares outstanding, respectively	17	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	1,118,761	763,051
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(6,781)	(3,885)
Retained earnings	131,419	575,965
Total stockholders’ equity	461,314	553,045
Total liabilities and stockholders’ equity	$2,986,244	$1,465,612

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Revenues:
Product licenses	$25,830	$29,573
Subscription services	10,853	8,305
Total product licenses and subscription services	36,683	37,878
Product support	70,387	71,352
Other services	20,924	18,178
Total revenues	127,994	127,408
Cost of revenues:
Product licenses	383	545
Subscription services	4,282	3,656
Total product licenses and subscription services	4,665	4,201
Product support	4,679	5,679
Other services	12,975	11,856
Total cost of revenues	22,319	21,736
Gross profit	105,675	105,672
Operating expenses:
Sales and marketing	38,209	35,330
Research and development	28,211	26,638
General and administrative	23,751	19,733
Digital asset impairment losses	65,165	44,242
Total operating expenses	155,336	125,943
Loss from operations	(49,661)	(20,271)
Interest (expense) income, net	(10,723)	209
Other income (expense), net	1,264	(2,971)
Loss before income taxes	(59,120)	(23,033)
Benefit from income taxes	(22,984)	(8,804)
Net loss	$(36,136)	$(14,229)
Basic loss per share (1)	$(3.61)	$(1.48)
Weighted average shares outstanding used in computing basic loss per share	9,999	9,616
Diluted loss per share (1)	$(3.61)	$(1.48)
Weighted average shares outstanding used in computing diluted loss per share	9,999	9,616

(1)	Basic and fully diluted loss per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Revenues:
Product licenses	$69,261	$56,973
Subscription services	31,221	24,294
Total product licenses and subscription services	100,482	81,267
Product support	212,063	212,548
Other services	63,702	55,601
Total revenues	376,247	349,416
Cost of revenues:
Product licenses	1,290	1,729
Subscription services	11,720	11,512
Total product licenses and subscription services	13,010	13,241
Product support	14,353	19,234
Other services	40,543	37,795
Total cost of revenues	67,906	70,270
Gross profit	308,341	279,146
Operating expenses:
Sales and marketing	116,728	109,799
Research and development	86,242	78,606
General and administrative	68,397	60,514
Digital asset impairment losses	684,034	44,242
Total operating expenses	955,401	293,161
Loss from operations	(647,060)	(14,015)
Interest (expense) income, net	(17,520)	2,627
Other income (expense), net	1,631	(4,532)
Loss before income taxes	(662,949)	(15,920)
Benefit from income taxes	(217,446)	(5,735)
Net loss	$(445,503)	$(10,185)
Basic loss per share (1)	$(45.47)	$(1.04)
Weighted average shares outstanding used in computing basic loss per share	9,798	9,777
Diluted loss per share (1)	$(45.47)	$(1.04)
Weighted average shares outstanding used in computing diluted loss per share	9,798	9,777

(1)	Basic and fully diluted loss per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Net loss	$(36,136)	$(14,229)
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(1,457)	2,612
Unrealized loss on short-term investments	0	(325)
Total other comprehensive (loss) income	(1,457)	2,287
Comprehensive loss	$(37,593)	$(11,942)

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Net loss	$(445,503)	$(10,185)
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(2,896)	2,898
Unrealized loss on short-term investments	0	(147)
Total other comprehensive (loss) income	(2,896)	2,751
Comprehensive loss	$(448,399)	$(7,434)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

		Class A		Class B Convertible		Additional			Accumulated Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2020	$508,559	15,888	$16	2,035	$2	$593,583	(7,807)	$(658,880)	$(9,651)	$583,489
Net income	657	0	0	0	0	0	0	0	0	657
Other comprehensive loss	(547)	0	0	0	0	0	0	0	(547)	0
Issuance of class A common stock under stock option plans	340	3	0	0	0	340	0	0	0	0
Purchases of treasury stock	(50,747)	0	0	0	0	0	(355)	(50,747)	0	0
Share-based compensation expense	3,164	0	0	0	0	3,164	0	0	0	0
Balance at March 31, 2020	$461,426	15,891	$16	2,035	$2	$597,087	(8,162)	$(709,627)	$(10,198)	$584,146
Net income	3,387	0	0	0	0	0	0	0	0	3,387
Other comprehensive income	1,011	0	0	0	0	0	0	0	1,011	0
Issuance of class A common stock under stock option plans	1,562	12	0	0	0	1,562	0	0	0	0
Purchases of treasury stock	(11,128)	0	0	0	0	0	(90)	(11,128)	0	0
Share-based compensation expense	2,202	0	0	0	0	2,202	0	0	0	0
Balance at June 30, 2020	$458,460	15,903	$16	2,035	$2	$600,851	(8,252)	$(720,755)	$(9,187)	$587,533
Net loss	(14,229)	0	0	0	0	0	0	0	0	(14,229)
Other comprehensive income	2,287	0	0	0	0	0	0	0	2,287	0
Conversion of class B to class A common stock	0	21	0	(21)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	1,714	13	0	0	0	1,714	0	0	0	0
Purchases of treasury stock	(61,349)	0	0	0	0	0	(432)	(61,349)	0	0
Share-based compensation expense	2,409	0	0	0	0	2,409	0	0	0	0
Balance at September 30, 2020	$389,292	15,937	$16	2,014	$2	$604,974	(8,684)	$(782,104)	$(6,900)	$573,304
Net income	2,661	0	0	0	0	0	0	0	0	2,661
Other comprehensive income	3,015	0	0	0	0	0	0	0	3,015	0
Conversion of class B to class A common stock	0	50	0	(50)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	47,466	320	0	0	0	47,466	0	0	0	0
Share-based compensation expense	2,801	0	0	0	0	2,801	0	0	0	0
Equity component of convertible senior notes, net of issuance cost and deferred tax liability	107,810	0	0	0	0	107,810	0	0	0	0
Balance at December 31, 2020	$553,045	16,307	$16	1,964	$2	$763,051	(8,684)	$(782,104)	$(3,885)	$575,965
Opening balance adjustment due to the adoption of ASU 2020-06	(106,853)	0	0	0	0	(107,810)	0	0	0	957
Net loss	(110,020)	0	0	0	0	0	0	0	0	(110,020)
Other comprehensive loss	(1,836)	0	0	0	0	0	0	0	(1,836)	0
Issuance of class A common stock under stock option plans	23,854	159	0	0	0	23,854	0	0	0	0
Share-based compensation expense	6,848	0	0	0	0	6,848	0	0	0	0
Balance at March 31, 2021	$365,038	16,466	$16	1,964	$2	$685,943	(8,684)	$(782,104)	$(5,721)	$466,902
Net loss	(299,347)	0	0	0	0	0	0	0	0	(299,347)
Other comprehensive income	397	0	0	0	0	0	0	0	397	0
Issuance of class A common stock under stock option plans	244	2	0	0	0	244	0	0	0	0
Share-based compensation expense	11,087	0	0	0	0	11,087	0	0	0	0
Balance at June 30, 2021	$77,419	16,468	$16	1,964	$2	$697,274	(8,684)	$(782,104)	$(5,324)	$167,555
Net loss	(36,136)	0	0	0	0	0	0	0	0	(36,136)
Other comprehensive loss	(1,457)	0	0	0	0	0	0	0	(1,457)	0
Issuance of class A common stock under stock option plans	7,282	50	0	0	0	7,282	0	0	0	0
Issuance of class A common stock under employee stock purchase plans	2,854	5	0	0	0	2,854	0	0	0	0
Share-based compensation expense	11,883	0	0	0	0	11,883	0	0	0	0
Issuance of class A common stock under public offerings	399,469	555	1	0	0	399,468	0	0	0	0
Balance at September 30, 2021	$461,314	17,078	$17	1,964	$2	$1,118,761	(8,684)	$(782,104)	$(6,781)	$131,419

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(445,503)	$(10,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,639	9,342
Reduction in carrying amount of right-of-use assets	6,190	6,134
Credit losses and sales allowances	748	1,874
Net realized gain on short-term investments	0	(94)
Deferred taxes	(221,328)	(13,341)
Release of liabilities for unrecognized tax benefits	(152)	0
Share-based compensation expense	30,973	7,897
Digital asset impairment losses	684,034	44,242
Amortization of issuance costs on long-term debt	5,084	0
Changes in operating assets and liabilities:
Accounts receivable	10,634	6,439
Prepaid expenses and other current assets	(1,693)	391
Deposits and other assets	(594)	(175)
Accounts payable and accrued expenses	(606)	902
Accrued compensation and employee benefits	(1,698)	(7,221)
Deferred revenue and advance payments	24,385	(12,385)
Operating lease liabilities	(7,714)	(7,148)
Other long-term liabilities	(813)	1,625
Net cash provided by operating activities	90,586	28,297
Investing activities:
Purchases of digital assets	(2,035,471)	(425,000)
Proceeds from redemption of short-term investments	0	119,886
Purchases of property and equipment	(1,882)	(1,162)
Purchases of short-term investments	0	(9,928)
Net cash used in investing activities	(2,037,353)	(316,204)
Financing activities:
Proceeds from convertible senior notes	1,050,000	0
Issuance costs paid for convertible senior notes	(24,742)	0
Proceeds from senior secured notes	500,000	0
Issuance costs paid for senior secured notes	(12,792)	0
Proceeds from sale of class A common stock under public offerings	403,970	0
Issuance costs paid related to sale of class A common stock under public offerings	(4,501)	0
Proceeds from sale of class A common stock under exercise of employee stock options	31,380	3,616
Proceeds from issuance of class A common stock under employee stock purchase plan	2,854	0
Purchases of treasury stock	0	(122,480)
Net cash provided by (used in) financing activities	1,946,169	(118,864)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,037)	2,839
Net decrease in cash, cash equivalents, and restricted cash	(2,635)	(403,932)
Cash, cash equivalents, and restricted cash, beginning of period	60,759	457,816
Cash, cash equivalents, and restricted cash, end of period	$58,124	$53,884

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

•	adoption of accounting policies related to senior secured notes;
•

changes to the expected stock price volatility assumption in the Black-Scholes valuation model used to determine the fair value of certain awards granted under the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”);

•	adoption of accounting policies related to the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), including determination of the grant date fair value; and
•	adoption of ASU 2020-06 and its impact on accounting for convertible debt arrangements and diluted earnings per share calculations.

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

The following significant accounting changes occurred as result of the adoption of ASU 2020-06:

(i)

Elimination of the cash conversion model.  Under previous GAAP, instruments that may be partially settled in cash were in the scope of the “cash conversion” model, which required conversion features to be separately reported in equity. Upon the adoption of ASU 2020-06, the cash conversion model was eliminated and the Company no longer records conversion features in equity and instead accounts for its convertible senior notes as single units of debt.  As a result, there is no longer a debt discount or subsequent amortization to be recognized as interest expense.  Similarly, the Company no longer allocates a portion of the related issuance costs to equity. As a result of these changes, temporary differences between the Company’s book and tax bases have been eliminated and the Company no longer records any related net deferred tax liability with respect to its convertible senior notes.

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

During the nine months ended September 30, 2021, the Company purchased approximately 43,573 bitcoins for $2.035 billion in cash, including cash from the net proceeds related to the issuance of its convertible senior notes due 2027 and its senior secured notes due 2028, and the sale of its class A common stock offered under the Open Market Sale Agreement described in Note 11, Common Equity and Earnings per Share, to the Consolidated Financial Statements. During the nine months ended September 30, 2020, the Company purchased approximately 38,250 bitcoins for $425.0 million in cash, including cash from the liquidation of short-term investments.

During the three months ended September 30, 2021, MacroStrategy LLC (“MacroStrategy”) was extended short-term trade credits by Coinbase Credit, Inc., an affiliate of Coinbase, Inc. (the entity that operates the Coinbase exchange, the Company’s principal market). MacroStrategy is the Company’s subsidiary formed to hold bitcoins and digital assets that are not included in the collateral securing the Company’s senior secured notes due 2028, discussed in Note 6, Long-term Debt, to the Consolidated Financial Statements. The trade credits allowed MacroStrategy to purchase bitcoin in advance of using cash funds in its trading account. The trade credits were due and payable within days after they were extended. Certain of MacroStrategy’s assets, including bitcoin, were subject to a first priority security interest and lien in order to secure the repayment of the trade credits. MacroStrategy only requested trade credits where cash funding was imminent from confirmed sales of stock under the Company’s Open Market Sale Agreement. As of September 30, 2021, MacroStrategy had no outstanding trade credits payable. MacroStrategy may request further such trade credits from Coinbase Credit, Inc.; however, Coinbase Credit, Inc. has no obligation to issue further trade credits. MacroStrategy has no intention to request trade credits in the future unless cash funding under the Company’s Open Market Sale Agreement is imminent.

During the three and nine months ended September 30, 2021, the Company incurred $65.2 million and $684.0 million, respectively, of impairment losses on its bitcoin, which were recognized as “Digital asset impairment losses” in the Company’s Consolidated Statement of Operations. During the three and nine months ended September 30, 2020, the Company incurred $44.2 million of impairment losses on its bitcoin. As of September 30, 2021, the carrying value of the Company’s approximately 114,042 bitcoins was $2.406 billion, which reflects cumulative impairments of $754.7 million. As of December 31, 2020, the carrying value of the Company’s approximately 70,469 bitcoins was $1.054 billion, which reflected cumulative impairments of $70.7 million. The carrying value represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through September 30, 2021 or December 31, 2020, respectively, and not as of September 30, 2021 or December 31, 2020, respectively. The Company did not sell any of its bitcoins during the three and nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, approximately 13,449 of the bitcoins held by the Company serve as part of the collateral for the Company’s senior secured notes due 2028, as further described in Note 6, Long-term Debt, to the Consolidated Financial Statements.

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

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2021	2020
Billed and billable	$126,118	$200,221
Less: allowance for credit losses	(2,370)	(2,760)
Accounts receivable, net	$123,748	$197,461

Changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2021. In estimating its allowance for credit losses as of September 30, 2021, the Company considered the impact from the pandemic caused by a novel strain of coronavirus (“COVID-19”) and established additional risk pools and reserves relating to customers in certain geographic areas and industries, in addition to separately assessing the reserves for certain customers that have been granted extended payment terms.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. During the three and nine months ended September 30, 2021 and 2020, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.2 million and $1.1 million in accrued sales and usage-based royalty revenue as of September 30, 2021 and December 31, 2020, respectively.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2021	2020
Current:
Deferred product licenses revenue	$2,315	$1,495
Deferred subscription services revenue	23,089	26,258
Deferred product support revenue	130,339	156,216
Deferred other services revenue	4,954	7,281
Total current deferred revenue and advance payments	$160,697	$191,250

Non-current:
Deferred product licenses revenue	$74	$139
Deferred subscription services revenue	590	8,758
Deferred product support revenue	6,973	5,055
Deferred other services revenue	665	710
Total non-current deferred revenue and advance payments	$8,302	$14,662

During the three and nine months ended September 30, 2021, the Company recognized revenues of $38.9 million and $164.9 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2021. During the three and nine months ended September 30, 2020, the Company recognized revenues of $37.3 million and $160.5 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2020. For the three and nine months ended September 30, 2021 and 2020, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within contract balances and are instead included in the following remaining performance obligation disclosure. As of September 30, 2021, the Company had an aggregate transaction price of $198.9 million allocated to the remaining performance obligation related to product support, subscription services, other services, and, in limited cases, product licenses contracts.  The Company expects to recognize $168.3 million within the next 12 months and the remainder thereafter.

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

As of September 30, 2021, the Company’s right-of-use (“ROU”) assets and total lease liabilities were $58.6 million and $77.6 million, respectively, for leases in the United States and $10.2 million and $11.1 million, respectively, for foreign leases. As of December 31, 2020, the Company’s ROU assets and total lease liabilities were $62.2 million and $82.9 million, respectively, for leases in the United States and $11.4 million and $12.2 million, respectively, for foreign leases. The Company’s most significant lease is for its corporate headquarters in Northern Virginia. The ROU asset and total lease liability related to the Company’s corporate headquarters lease were $56.2 million and $75.2 million, respectively, as of September 30, 2021, and $59.0 million and $79.7 million, respectively, as of December 31, 2020. During the nine months ended September 30, 2021, $2.4 million of ROU assets were obtained in exchange for new operating lease liabilities. During the nine months ended September 30, 2020, $0.7 million of ROU assets were obtained in exchange for new operating lease liabilities.

(6) Long-term Debt

As of September 30, 2021, the net carrying value of the Company’s long-term debt consisted of the following (in thousands):

September 30, 2021
2025 Convertible Notes	$637,136
2027 Convertible Notes	1,028,262
2028 Secured Notes	487,636
Total	$2,153,034

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

The Convertible Notes are convertible into shares of the Company’s class A common stock at initial conversion rates of 2.5126 shares and 0.6981 shares per $1,000 principal amount of Convertible Notes for the 2025 Convertible Notes and 2027 Convertible Notes, respectively (equivalent to an initial conversion price of approximately $397.99 per share and $1,432.46 per share of class A common stock for the 2025 Convertible Notes and 2027 Convertible Notes, respectively). The conversion rates are subject to customary anti-dilution adjustments. In addition, following certain events that may occur prior to the respective maturity dates or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in the 2025 Convertible Notes Indenture and the 2027 Convertible Notes Indenture (collectively, the “Convertible Notes Indentures”), respectively. As of September 30, 2021, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Convertible Notes and 2027 Convertible Notes, respectively.

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

During the nine months ended September 30, 2021, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes during the second quarter of 2021 only. During the nine months ended September 30, 2021, the 2027 Convertible Notes were not convertible at any time. No conversions of the Convertible Notes occurred during the three and nine months ended September 30, 2021. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods. As of September 30, 2021, the last reported sale price of the Company’s class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, September 30, 2021 was greater than or equal to 130% of the conversion price of the 2025 Convertible Notes on each applicable trading day. Therefore, the 2025 Convertible Notes are convertible at the option of the holders of the 2025 Convertible Notes during the fourth quarter of 2021.

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

As of September 30, 2021, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet. The following is a summary of the Company’s convertible debt instruments as of September 30, 2021 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(12,864)	$637,136	$1,058,915	Level 2
2027 Convertible Notes	1,050,000	(21,738)	1,028,262	771,782	Level 2
Total	$1,700,000	$(34,602)	$1,665,398	$1,830,697

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three and nine months ended September 30, 2021, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$1,218	$744	$1,962	$3,656	$2,224	$5,880
2027 Convertible Notes	0	1,000	1,000	0	2,432	2,432
Total	$1,218	$1,744	$2,962	$3,656	$4,656	$8,312

The Company did not pay any interest expense related to the 2025 Convertible Notes during the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company paid $2.5 million in interest expense related to the 2025 Convertible Notes. The Company has not paid any special interest expense related to the 2027 Convertible Notes to date.

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

The 2028 Secured Notes and the related guarantees are secured, on a senior secured basis with the Company’s existing and future senior indebtedness, by a security interest in substantially all of the Company’s and the Subsidiary Guarantors’ assets (the “Collateral”). The Collateral includes any bitcoins or other digital assets acquired by the Company or a Subsidiary Guarantor on or after June 14, 2021, but excludes bitcoins held by MacroStrategy LLC and certain other excluded assets. MacroStrategy LLC is the Company’s subsidiary formed to hold bitcoins and digital assets that are not included in the Collateral, including bitcoins acquired before June 14, 2021 and bitcoins purchased by MacroStrategy LLC from contributions made to it by the Company with the proceeds from sales of the Company’s class A common stock under the Open Market Sale Agreement described in Note 11, Common Equity and Earnings per Share, to the Consolidated Financial Statements.

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

The 2028 Secured Notes and the guarantees are: (i) secured on a first priority basis by liens on the Collateral (subject to certain permitted liens and certain other exceptions, as provided in the 2028 Secured Notes Indenture) or to the extent there is outstanding ABL Indebtedness (as defined in the 2028 Secured Notes Indenture), secured on a first priority basis by the Notes Priority Collateral (as defined in the 2028 Secured Notes Indenture) and on a second priority basis by liens on the ABL Priority Collateral (as defined in the 2028 Secured Notes Indenture) (subject to certain permitted liens and certain other exceptions), (ii) effectively subordinated to any future ABL Indebtedness to the extent of the value of the ABL Priority Collateral securing such future ABL Indebtedness, (iii) effectively subordinated to any existing and future indebtedness of the Company or any Subsidiary Guarantor that is secured by liens on assets of the Company or any Subsidiary Guarantor that do not constitute a part of the Collateral, and (iv) structurally subordinated to any existing and future indebtedness and other liabilities of MacroStrategy LLC and any other Company subsidiaries that are not Subsidiary Guarantors, other than intercompany indebtedness and liabilities owed to the Company or a Subsidiary Guarantor.

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

The 2028 Secured Notes Indenture contains certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates.  The Company was in compliance with its debt covenants as of September 30, 2021.

The Company incurred approximately $12.8 million in customary offering expenses associated with the 2028 Secured Notes. The Company accounts for these issuance costs as a reduction to the principal amount of the 2028 Secured Notes and amortizes the issuance costs to interest expense over the contractual term of the 2028 Secured Notes at an effective interest rate of 6.58%.  As of September 30, 2021, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet.  The following is a summary of the Company’s 2028 Secured Notes as of September 30, 2021 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(12,364)	$487,636	$505,700	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three and nine months ended September 30, 2021, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,656	$363	$8,019	$9,017	$428	$9,445

The Company did not pay any interest expense related to the 2028 Secured Notes during the three and nine months ended September 30, 2021.

Contractual Obligations

The following table shows the future contractual payments related to the Company’s debt instruments (semi-annual interest payments and principal upon maturity), based on the expected due dates of the various installments as of September 30, 2021 (in thousands). The contractual principal payments related to the 2028 Secured Notes are included in the table below based on their stated maturity date of June 15, 2028 and the Company’s expectation that the springing maturity feature of the 2028 Secured Notes will not be triggered.

Payments due by period ended September 30,	2025 Convertible Notes	2027 Convertible Notes	2028 Secured Notes	Total
2022	$4,875	$0	$30,710	$35,585
2023	4,875	0	30,625	35,500
2024	4,875	0	30,625	35,500
2025	4,875	0	30,625	35,500
2026	652,451	0	30,625	683,076
Thereafter	0	1,050,000	561,250	1,611,250
Total	$671,951	$1,050,000	$714,460	$2,436,411

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of September 30, 2021 or December 31, 2020.

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

On February 6, 2020, the Company learned that a Brazilian court authorized the Brazilian Federal Police to use certain investigative measures in its investigation into alleged corruption and procurement fraud involving certain government officials, pertaining to a particular transaction.  Pursuant to this court authorization, numerous entities and individuals across Brazil were subject to the freezing of assets and other measures, including a former reseller and a former employee of the Company’s Brazilian subsidiary.  On February 6, 2020, the bank accounts of the Company’s Brazilian subsidiary were also frozen up to an amount of BRL 10.0 million.  On May 22, 2020, these bank accounts of the Company’s Brazilian subsidiary were unfrozen based on a court decision that found the evidence provided to support the alleged illicit origin of the relevant funds was insufficient.  On October 19, 2021, an appeals court upheld the decision to unfreeze the accounts (which had remained unfrozen while the appeal was pending).  This decision may be challenged within 15 days of its official publication.  The transaction at issue is part of the basis of the previously reported failure or likely failure of the Brazilian subsidiary to comply with local procurement regulations.  The Company is not aware of any allegations that the former employee or the Company made any payments to Brazilian government officials.  The Brazilian Federal Police expanded the investigation to include other possible cases of procurement fraud involving Brazilian government entities. Criminal penalties may be imposed against individuals; however, neither employees of the Company’s Brazilian subsidiary nor the subsidiary itself were targets of the Federal Police investigation.

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

On March 1, 2021, Daedalus provided its formal infringement contentions which included additional accused functionality as part of its infringement allegations from the complaint, materially expanding the scope of its case.  The Company has filed a motion to dismiss the complaint with prejudice, asking the court to rule that the asserted claims are invalid as being directed to patent ineligible matter.  This matter is in the latter stage of factual discovery and the parties filed claim construction briefs with the court requesting the court construe the asserted claim terms of the patent. The court conducted a claim construction hearing on July 15, 2021. On August 17, 2021, the case was stayed by the court pending the appointment of a special master to provide assistance to the court with its claim construction order and other outstanding matters including the Company’s motion to dismiss. The outcome of this matter is not presently determinable.

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

During the three and nine months ended September 30, 2021, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program.  During the three months ended September 30, 2020, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program. During the nine months ended September 30, 2020, the Company repurchased an aggregate of 444,769 shares of its class A common stock at an average price per share of $139.12 and an aggregate cost of $61.9 million pursuant to the Share Repurchase Program.  As of September 30, 2021, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program.  As of September 30, 2021, $209.1 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

During the three and nine months ended September 30, 2020, the Company repurchased an aggregate of 432,313 shares of its class A common stock through a “modified Dutch Auction” tender offer (the “Offer”) at a price of $140.00 per share for an aggregate cost of $61.3 million, inclusive of $0.8 million in certain fees and expenses related to the Offer. The Offer expired in September 2020.

(9) Income Taxes

The Company and its subsidiaries conduct business in the United States and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions.  As a result of its business activities, the Company files tax returns that are subject to examination by various U.S. federal, state, and local, and foreign tax authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2017.  However, due to the Company’s use of state net operating loss (“NOL”) carryovers in the United States, state tax authorities may attempt to reduce or fully offset the amount of state NOL carryovers from tax years ended 2011 and forward that the Company used in later tax years.  The Company’s major foreign tax jurisdictions and tax years that remain subject to potential examination are Poland for tax years 2015 and forward, Germany and Italy for tax years 2016 and forward, and Spain and the United Kingdom for tax years 2017 and forward. To date there have been no material assessments related to audits in any of the applicable foreign jurisdictions.

As of September 30, 2021, the Company had unrecognized tax benefits of $4.3 million, of which $2.9 million was recorded in “Other long-term liabilities” and $1.4 million was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheet.  If recognized, $4.3 million of these unrecognized tax benefits would impact the Company’s effective tax rate.  The Company recognizes estimated accrued interest related to unrecognized income tax benefits in its (benefit from) provision for income taxes.  Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s (benefit from) provision for income taxes.  Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is not expected to change by a material amount.  As of September 30, 2021, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.4 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30,	December 31,
	2021	2020
Deferred tax assets, net of deferred tax liabilities	$260,625	$(449)
Valuation allowance	(1,298)	(1,259)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$259,327	$(1,708)

The valuation allowances as of September 30, 2021 and December 31, 2020 primarily related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized.

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

For the nine months ended September 30, 2021, the Company recorded a benefit from income taxes of $217.4 million that resulted in an effective tax rate of 32.8%, as compared to a benefit from income taxes of $5.7 million that resulted in an effective tax rate of 36.0% for the nine months ended September 30, 2020. The change in the effective tax rate in 2021 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income between periods.

In the United States, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Additionally, the Tax Act requires certain Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) to be included in the gross income of the CFCs’ U.S. shareholder.  The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.  The Tax Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign-derived intangible income (“FDII”).  The Company estimated the impact of the GILTI tax and FDII deduction in determining its 2021 annual effective tax rate that is reflected in its benefit from income taxes for the nine months ended September 30, 2021.

The Tax Act also imposed a Transition Tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries of the Company. As a result of the Tax Act, the Company recorded a final tax expense of $37.2 million related to the Transition Tax, comprised of a provisional Transition Tax obligation of $40.3 million in 2017 and a subsequent $(3.1) million measurement period adjustment in 2018.  As of September 30, 2021, $25.1 million of the Transition Tax was unpaid, of which $22.1 million was recorded in “Other long-term liabilities” and $3.0 million was recorded in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheet. The Company has elected to pay the Transition Tax over an eight-year period beginning in 2018, as permitted under the Tax Act.

As of September 30, 2021 and December 31, 2020, the amount of cash and cash equivalents held by the Company’s U.S. entities was $16.4 million and $13.7 million, respectively, and by the Company’s non-U.S. entities was $40.6 million and $46.0 million, respectively. The Company earns a significant amount of its revenues outside the United States. The Company repatriated foreign earnings and profits of $186.6 million during 2020 and $57.5 million during the nine months ended September 30, 2021.  As of September 30, 2021, the accumulated undistributed foreign earnings and profits is estimated to be $109.5 million.  Beginning in the third quarter of 2020, the Company determined to no longer permanently reinvest its foreign earnings and profits. Therefore, the Company accrued for foreign withholding tax and U.S. state income taxes on undistributed foreign earnings in addition to the Transition Tax and GILTI tax described above.

In determining the Company’s (benefit from) provision for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make estimates and judgments related to projections of domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, particularly changes related to the utilization of NOLs in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense or benefit and net income. According to the guidance under ASC 740, Income Taxes, certain items or events related to continuing operations are specifically excluded from the estimated annual effective tax rate, and their related tax effects are recognized discretely, because these items or events are not estimable.  The Company’s digital asset impairment losses of $684.0 million incurred during the nine months ended September 30, 2021 were excluded on this basis from the Company’s estimated full year pre-tax book income in calculating the Company’s estimated annual effective tax rate.  A tax benefit of $191.5 million related to the impairment losses was recorded as a discrete item during the nine months ended September 30, 2021.  In addition, the Company had an excess tax benefit of $26.0 million from stock option exercises, which was also recorded as a discrete item during the nine months ended September 30, 2021.  During the nine months ended September 30, 2020, the Company incurred digital asset impairment losses of $44.2 million, which resulted in a discrete tax benefit of $12.8 million, and also recorded a discrete tax expense of $1.1 million from stock option cancellations.

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

(10) Share-based Compensation

2013 Stock Incentive Plan

The Company’s 2013 Equity Plan authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants.  In the second quarter of 2021, the Board of Directors authorized and the stockholders approved an amendment to the 2013 Equity Plan to increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 2,300,000 shares to 2,750,000 shares. As of September 30, 2021, there were 534,992 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

As of September 30, 2021, there were options to purchase 1,229,829 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended September 30, 2021:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of July 1, 2021	1,280	$260.71
Granted	5	$615.57
Exercised	(50)	$144.64	$27,633
Forfeited/Expired	(5)	$730.42
Balance as of September 30, 2021	1,230	$265.00
Exercisable as of September 30, 2021	552	$131.41	$246,831	3.4
Expected to vest as of September 30, 2021	678	$373.86	$168,911	8.6
Total	1,230	$265.00	$415,742	6.3

Stock options outstanding as of September 30, 2021 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2021
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	938	$137.41	5.3
$400.01 - $500.00	20	$470.00	9.7
$600.01 - $691.23	272	$689.84	9.4
Total	1,230	$265.00	6.3

An aggregate of 15,625 stock options with an aggregate grant date fair value of $0.8 million vested during the three months ended September 30, 2021. The weighted average grant date fair value of stock option awards using the Black-Scholes pricing model was $334.40 and $48.20 for each share subject to a stock option granted during the three months ended September 30, 2021 and 2020, respectively, based on the following assumptions:

	Three months ended
	September 30,
	2021	2020
Expected term of options in years	6.3	6.3
Expected volatility	57.6%	33.6% - 33.7%
Risk-free interest rate	1.0%	0.3% - 0.4%
Expected dividend yield	0.0%	0.0%

For the three and nine months ended September 30, 2021, the Company recognized approximately $8.9 million and $23.0 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and nine months ended September 30, 2020, the Company recognized approximately $2.4 million and $7.8 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of September 30, 2021, there was approximately $106.8 million of total unrecognized share-based compensation expense related to unvested stock options.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.3 years.

Restricted stock units

As of September 30, 2021, there were 112,746 restricted stock units outstanding under the 2013 Equity Plan, which the Company intends to settle in shares.  The following table summarizes the Company’s restricted stock unit activity (in thousands) for the periods indicated:

	Restricted Stock Units Outstanding
		Aggregate
		Intrinsic
	Units	Value
Balance as of July 1, 2021	86
Granted	28
Vested	0	$0
Forfeited	(1)
Balance as of September 30, 2021	113
Expected to vest as of September 30, 2021	113	$65,212

No restricted stock units vested during the three months ended September 30, 2021. The weighted average grant date fair value of restricted stock units granted during the three months ended September 30, 2021 was $747.77 based on the fair value of the Company’s class A common stock. For the three and nine months ended September 30, 2021, the Company recognized approximately $2.4 million and $5.0 million, respectively, in share-based compensation expense from restricted stock units granted under the 2013 Equity Plan.  No restricted stock units were granted under the 2013 Equity Plan prior to the fourth quarter of 2020.  As of September 30, 2021, there was approximately $40.0 million of total unrecognized share-based compensation expense related to unvested restricted stock units. As of September 30, 2021, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.6 years.

Other stock-based awards and cash-settled restricted stock units

During the three months ended September 30, 2021, the Company granted no “other stock-based awards” under the 2013 Equity Plan. As of September 30, 2021, there were a total of 10,250 other stock-based awards outstanding under the 2013 Equity Plan. These other stock-based awards are similar to stock options, except these awards are settled in cash only and not in shares of the Company’s class A common stock.

During the three months ended September 30, 2021, the Company granted no cash-settled restricted stock units under the 2013 Equity Plan.  As of September 30, 2021, there were a total of 900 cash-settled restricted stock units outstanding under the 2013 Equity Plan.  These cash-settled restricted stock units are similar to the Company’s other restricted stock units, except they are settled in cash only and not in shares of the Company’s class A common stock.

Both the other stock-based awards and the cash-settled restricted stock units are classified as liabilities in the Company’s Consolidated Balance Sheets due to the required cash settlement feature and the fair value of the awards is remeasured each quarterly reporting period.  For the three and nine months ended September 30, 2021, the Company recognized approximately $0.3 million and $1.2 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. For the three and nine months ended September 30, 2020, share-based compensation expense from other stock-based awards was not material. No cash-settled restricted stock units were granted under the 2013 Equity Plan prior to the first quarter of 2021. As of September 30, 2021, there was approximately $3.0 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units.  The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.0 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

During the first quarter of 2021, the Company adopted the 2021 ESPP, and in the second quarter of 2021, the Company’s stockholders approved the 2021 ESPP.  The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock, commencing at such time and on such dates as the Board of Directors of the Company shall determine.  An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP.

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

The first offering period under the 2021 ESPP commenced on February 16, 2021 and ended on August 15, 2021. A second offering period under the 2021 ESPP commenced on September 1, 2021 and will end on February 28, 2022. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.6 million and $1.8 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of September 30, 2021, there was approximately $1.3 million of total unrecognized share-based compensation expense related to the 2021 ESPP. The Company expects to recognize this remaining share-based compensation expense over a period of approximately 0.4 years. During the three months ended September 30, 2021, 4,612 shares of class A common stock were issued in connection with the 2021 ESPP. As of September 30, 2021, 95,388 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

For the three and nine months ended September 30, 2021 and 2020, the following weighted average shares of potential class A common stock were excluded from the diluted loss per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock Options	1,252	1,476	1,246	1,536
Restricted Stock Units	103	0	91	0
Employee Stock Purchase Plan	2	0	1	0
2025 Convertible Notes	1,633	0	1,633	0
2027 Convertible Notes	733	0	601	0
Total	3,723	1,476	3,572	1,536

Open Market Sale Agreement

On June 14, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may issue and sell shares of its class A common stock having an aggregate offering price of up to $1.0 billion from time to time through Jefferies (the “Open Market Offering”).

Under the Sale Agreement, any sales of shares will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Any sales of shares under the Sale Agreement will be made in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sale Agreement, but the Company has no obligation to sell any of the shares in an Open Market Offering.

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

During the three and nine months ended September 30, 2021 the Company issued and sold 555,179 shares of its class A common stock under the Sale Agreement, at an average gross price per share of approximately $727.64, for aggregate net proceeds (less $4.5 million in sales commissions and expenses) of approximately $399.5 million. The sales commissions and expenses related to the Sale Agreement are considered direct and incremental costs and are charged against “Additional paid-in capital” on the balance sheet in the period in which the related shares are issued and sold. As of September 30, 2021, approximately $596.0 million of the Company’s class A common stock remained available for issuance and sale pursuant to the Sale Agreement.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended September 30, 2021
Total revenues	$74,530	$40,886	$12,578	$127,994
Gross profit	$62,526	$33,571	$9,578	$105,675
Three months ended September 30, 2020
Total revenues	$78,763	$36,884	$11,761	$127,408
Gross profit	$67,055	$29,728	$8,889	$105,672
Nine months ended September 30, 2021
Total revenues	$213,507	$122,537	$40,203	$376,247
Gross profit	$178,485	$99,246	$30,610	$308,341
Nine months ended September 30, 2020
Total revenues	$206,318	$109,835	$33,263	$349,416
Gross profit	$166,566	$86,760	$25,820	$279,146
As of September 30, 2021
Long-lived assets	$2,508,985	$11,202	$7,297	$2,527,484
As of December 31, 2020
Long-lived assets	$1,165,283	$11,441	$9,765	$1,186,489

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and nine months ended September 30, 2021 and 2020, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2021 and 2020, no individual customer accounted for 10% or more of total consolidated revenues.

As of September 30, 2021 and December 31, 2020, no individual foreign country accounted for 10% or more of total consolidated assets.

(13) Related Party Transaction

In June 2021, Michael J. Saylor, the Company’s Chairman of the Board of Directors & Chief Executive Officer, entered into an indemnification agreement with the Company for an initial term of 90 days. The indemnification agreement provides that Mr. Saylor will provide during the term of the agreement, from his personal funds, directors’ and officers’ indemnity coverage to the Company for the benefit of the directors and officers of the Company and its subsidiaries in the event such coverage is not indemnifiable by the Company, up to a total of $40 million.  In return, the Company paid Mr. Saylor a one-time fee of $388,945 for the initial 90-day term. In August 2021, pursuant to the terms of the indemnification agreement, the Company elected to extend the term for an additional 90-day period which began in September 2021 and paid Mr. Saylor an additional $388,945 for this extension. The Company may elect to extend the term for up to two additional 90-day periods. The Company will pay an additional amount of $388,945 to Mr. Saylor for each additional 90-day term that the Company exercises.

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

We view our bitcoin holdings as long-term holdings, and we do not plan to engage in regular trading of bitcoin and have not hedged or otherwise entered into derivative contracts with respect to our bitcoin holdings, though we may sell bitcoin in future periods as needed to generate cash for treasury management and other general corporate purposes. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to conduct debt or equity financings to purchase additional bitcoin.

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

On June 14, 2021, we entered into the Sale Agreement with Jefferies LLC, as agent, pursuant to which we may issue and sell shares of our class A common stock having an aggregate offering price of up to $1.0 billion from time to time through Jefferies. During the three months ended September 30, 2021 we issued and sold 555,179 shares of our class A common stock under the Sale Agreement, at an average gross price per share of approximately $727.64, for aggregate net proceeds (less $4.5 million in sales commissions and expenses) of approximately $399.5 million. We used the net proceeds of these sales to purchase additional bitcoin.

The following table presents a rollforward of our bitcoin holdings, including additional information related to our bitcoin purchases and digital asset impairment losses within the respective periods. We have not sold any of our bitcoin as of the date of this Quarterly Report.

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at June 30, 2020		$0	$0	$0	0	n/a
Digital asset purchases	(a)	425,000		425,000	38,250	11,111
Digital asset impairment losses			(44,242)	(44,242)
Balance at September 30, 2020		$425,000	$(44,242)	$380,758	38,250	$11,111
Digital asset purchases	(b)	700,000		700,000	32,219	21,726
Digital asset impairment losses			(26,456)	(26,456)
Balance at December 31, 2020		$1,125,000	$(70,698)	$1,054,302	70,469	$15,964
Digital asset purchases	(c)	1,086,375		1,086,375	20,857	52,087
Digital asset impairment losses			(194,095)	(194,095)
Balance at March 31, 2021		$2,211,375	$(264,793)	$1,946,582	91,326	$24,214
Digital asset purchases	(d)	529,231		529,231	13,759	38,464
Digital asset impairment losses			(424,774)	(424,774)
Balance at June 30, 2021		$2,740,606	$(689,567)	$2,051,039	105,085	$26,080
Digital asset purchases	(e)	419,865		419,865	8,957	46,876
Digital asset impairment losses			(65,165)	(65,165)
Balance at September 30, 2021		$3,160,471	$(754,732)	$2,405,739	114,042	$27,713
(a)	In the third quarter of 2020, we purchased bitcoin using excess cash, including cash from the liquidation of short-term investments.
(b)	In the fourth quarter of 2020, we purchased bitcoin using $634.7 million in net proceeds from our issuance of the 2025 Convertible Notes and excess cash.
(c)	In the first quarter of 2021, we purchased bitcoin using $1.026 billion in net proceeds from our issuance of the 2027 Convertible Notes and excess cash.
(d)	In the second quarter of 2021, we purchased bitcoin using $487.2 million in net proceeds from our issuance of the 2028 Secured Notes and excess cash.
(e)	In the third quarter of 2021, we purchased bitcoin using $399.5 million in net proceeds from our sale of 555,179 shares of class A common stock offered under the Sale Agreement and excess cash.

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (f)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (g)	Highest Market Price Per Bitcoin During Quarter (h)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (i)	Market Price Per Bitcoin at End of Quarter (j)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (k)
June 30, 2020	0	n/a	n/a	n/a	n/a	n/a	n/a
September 30, 2020	38,250	$8,905.84	$340,648	$12,486.61	$477,613	$10,706.00	$409,505
December 31, 2020	70,469	$10,363.76	$730,324	$29,321.90	$2,066,285	$29,181.00	$2,056,356
March 31, 2021	91,326	$27,678.00	$2,527,721	$61,788.45	$5,642,892	$58,601.28	$5,351,820
June 30, 2021	105,085	$28,800.00	$3,026,448	$64,899.00	$6,819,911	$34,763.47	$3,653,119
September 30, 2021	114,042	$29,301.56	$3,341,609	$52,944.96	$6,037,949	$43,534.56	$4,964,768
(f)

The "Lowest Market Price Per Bitcoin During Quarter" represents the lowest market price for one bitcoin reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our bitcoin.

(g)

The "Market Value of Bitcoin Held Using Lowest Market Price" represents a mathematical calculation consisting of the lowest market price for one bitcoin reported on the Coinbase exchange during the respective quarter multiplied by the number of bitcoins held by us at the end of the applicable period.

(h)

The "Highest Market Price Per Bitcoin During Quarter" represents the highest market price for one bitcoin reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our bitcoin.

(i)

The "Market Value of Bitcoin Held Using Highest Market Price" represents a mathematical calculation consisting of the highest market price for one bitcoin reported on the Coinbase exchange during the respective quarter multiplied by the number of bitcoins held by us at the end of the applicable period.

(j)	The "Market Price Per Bitcoin at End of Quarter" represents the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective quarter.
(k)

The "Market Value of Bitcoin Held at End of Quarter Using Ending Market Price" represents a mathematical calculation consisting of the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective quarter multiplied by the number of bitcoins held by us at the end of the applicable period.

The amounts reported as “Market Value” in the above table represent only a mathematical calculation consisting of the price for one bitcoin reported on the Coinbase exchange (our principal market) in each scenario defined above multiplied by the number of bitcoins held by us at the end of the applicable period.  The Securities and Exchange Commission has previously stated that there has not been a demonstration that (i) bitcoin and bitcoin markets are inherently resistant to manipulation or that the spot price of bitcoin may not be subject to fraud and manipulation; and (ii) adequate surveillance-sharing agreements with bitcoin-related markets are in place, as bitcoin-related markets are either not significant, not regulated, or both.  Accordingly, the Market Value amounts reported above may not accurately represent fair market value, and the actual fair market value of our bitcoin may be different from such amounts and such deviation may be material. Moreover, (i) the bitcoin market historically has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network and (ii) we may not be able to sell our bitcoins at the Market Value amounts indicated above, at the market price as reported on the Coinbase exchange (our principal market) on the date of sale, or at all.

Our digital asset impairment losses have significantly contributed to our operating expenses and net loss. For the three months ended September 30, 2021, digital asset impairment losses of $65.2 million represented 42.0% of our operating expenses, compared to digital asset impairment losses of $44.2 million representing 35.1% of our operating expenses in the three months ended September 30, 2020, contributing to our net loss of $36.1 million for the three months ended September 30, 2021 compared to net loss of $14.2 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, digital asset impairment losses of $684.0 million represented 71.6% of our operating expenses, compared to $44.2 million in digital asset impairment losses representing 15.1% of our operating expenses in the nine months ended September 30, 2020, contributing to our net loss of $445.5 million for the nine months ended September 30, 2021 compared to net loss of $10.2 million for the nine months ended September 30, 2020.

As of October 27, 2021, we held approximately 114,042 bitcoins that were acquired at an aggregate purchase price of $3.160 billion and an average purchase price of approximately $27,713 per bitcoin, inclusive of fees and expenses. As of October 27, 2021, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $59,111.02.

Our Enterprise Analytics Software Strategy

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

o

Security— Our platform includes a comprehensive set of features for superior administration, security, and architecture, including role-based access to both row and column data. Our cloud environment also provides robust security delivered via annual certification, regular assessment, and proactive enhancements.

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

Impact of COVID-19 on Our Software Strategy

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in the development and distribution of vaccines. It has already disrupted global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally and there is uncertainty as to when these disruptions will fully subside.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three and nine months ended September 30, 2021 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Product licenses	$25,830	$29,573	$69,261	$56,973
Subscription services	10,853	8,305	31,221	24,294
Total product licenses and subscription services	36,683	37,878	100,482	81,267
Product support	70,387	71,352	212,063	212,548
Other services	20,924	18,178	63,702	55,601
Total revenues	127,994	127,408	376,247	349,416
Cost of revenues
Product licenses	383	545	1,290	1,729
Subscription services	4,282	3,656	11,720	11,512
Total product licenses and subscription services	4,665	4,201	13,010	13,241
Product support	4,679	5,679	14,353	19,234
Other services	12,975	11,856	40,543	37,795
Total cost of revenues	22,319	21,736	67,906	70,270
Gross profit	105,675	105,672	308,341	279,146
Operating expenses
Sales and marketing	38,209	35,330	116,728	109,799
Research and development	28,211	26,638	86,242	78,606
General and administrative	23,751	19,733	68,397	60,514
Digital asset impairment losses	65,165	44,242	684,034	44,242
Total operating expenses	155,336	125,943	955,401	293,161
Loss from operations	$(49,661)	$(20,271)	$(647,060)	$(14,015)

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

Employees

As of September 30, 2021, we had a total of 2,057 employees, of whom 787 were based in the United States and 1,270 were based internationally.  The following table summarizes employee headcount as of the dates indicated:

	September 30,	December 31,	September 30,
	2021	2020	2020
Subscription services	71	49	54
Product support	165	154	165
Consulting	393	393	397
Education	36	37	38
Sales and marketing	473	479	495
Research and development	661	642	666
General and administrative	258	243	258
Total headcount	2,057	1,997	2,073

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of subscription services revenues	$83	$16	$172	$49
Cost of product support revenues	345	34	787	108
Cost of consulting revenues	240	0	424	0
Cost of education revenues	34	67	66	200
Sales and marketing	3,600	203	9,239	1,009
Research and development	2,956	625	7,546	1,837
General and administrative	4,908	1,615	12,739	4,694
Total share-based compensation expense	$12,166	$2,560	$30,973	$7,897

As of September 30, 2021, we estimated that an aggregate of approximately $151.1 million of additional share-based compensation expense associated with the 2013 Equity Plan and the 2021 ESPP will be recognized over a remaining weighted average period of 3.3 years.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP income from operations that excludes the impact of our share-based compensation expense and impairment losses and gains on sale from intangible assets, which include our digital assets, (ii) non-GAAP net income and non-GAAP diluted earnings per share that exclude the impact of our share-based compensation expense, impairment losses and gains on sale from intangible assets, which include our digital assets, interest expense arising from the amortization of debt issuance costs on our long-term debt, and related income tax effects, and (iii) certain non-GAAP constant currency revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis.  The first supplemental financial measure excludes (i) a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment and the resulting share-based compensation expense could vary significantly in comparison to other companies and (ii) significant impairment losses and gains on sale from intangible assets, which include our bitcoin.  The second set of supplemental financial measures excludes the impact of (i) share-based compensation expense, (ii) impairment losses and gains on sale from intangible assets, which include our bitcoin, (iii) non-cash interest expense arising from the amortization of debt issuance costs related to our long-term debt, and (iv) related income tax effects.  The third set of supplemental financial measures excludes changes resulting from fluctuations in foreign currency exchange rates so that results may be compared to the same period in the prior year on a non-GAAP constant currency basis.  We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors. With respect to the exclusion of impairment losses on bitcoin in the first two supplemental financial measures, we also believe that adjusting our operating results to remove GAAP impairment losses aligns with our corporate strategy of acquiring and holding bitcoin because the impairment losses do not account for the subsequent increases in market value we have experienced while holding our bitcoin. In addition, in conjunction with other excluded items, the exclusion of impairment losses on bitcoin helps to provide greater transparency on the operating results from our enterprise analytics software business.

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

The following is a reconciliation of our non-GAAP income from operations, which excludes the impact of (i) share-based compensation expense and (ii) impairment losses and gains on sale from intangible assets, which include our digital assets, to its most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Reconciliation of non-GAAP income from operations:
Loss from operations	$(49,661)	$(20,271)	$(647,060)	$(14,015)
Share-based compensation expense	12,166	2,560	30,973	7,897
Digital asset impairment losses	65,165	44,242	684,034	44,242
Non-GAAP income from operations	$27,670	$26,531	$67,947	$38,124

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Reconciliation of non-GAAP net income:
Net loss	$(36,136)	$(14,229)	$(445,503)	$(10,185)
Share-based compensation expense	12,166	2,560	30,973	7,897
Digital asset impairment losses	65,165	44,242	684,034	44,242
Interest expense arising from amortization of debt issuance costs	2,107	0	5,084	0
Income tax effects (1)	(24,736)	(12,729)	(224,407)	(12,293)
Non-GAAP net income	$18,566	$19,844	$50,181	$29,661

Reconciliation of non-GAAP diluted earnings per share (2):
Diluted loss per share	$(3.61)	$(1.48)	$(45.47)	$(1.04)
Share-based compensation expense (per diluted share)	1.21	0.27	3.16	0.81
Digital asset impairment losses (per diluted share)	6.52	4.59	69.81	4.52
Interest expense arising from amortization of debt issuance costs (per diluted share)	0.21	0.00	0.52	0.00
Income tax effects (per diluted share)	(2.47)	(1.32)	(22.90)	(1.26)
Non-GAAP diluted earnings per share	$1.86	$2.06	$5.12	$3.03

(1)	Income tax effects reflect the net tax effects of stock-based compensation expense, digital asset impairment losses, and interest expense for amortization of debt issuance costs.
(2)

For reconciliation purposes, the non-GAAP diluted earnings (loss) per share calculations use the same weighted average shares outstanding as that used in the GAAP diluted earnings (loss) per share calculations for the same period. For example, in periods of GAAP net loss, otherwise dilutive potential shares of common stock from our share-based compensation arrangements and Convertible Notes are excluded from the GAAP diluted loss per share calculation as they would be antidilutive, and therefore are also excluded from the non-GAAP diluted earnings or loss per share calculation.

The following are reconciliations of certain non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$25,830	$(146)	$25,976	$29,573	-12.7%	-12.2%
Subscription services revenues	10,853	110	10,743	8,305	30.7%	29.4%
Product support revenues	70,387	450	69,937	71,352	-1.4%	-2.0%
Other services revenues	20,924	143	20,781	18,178	15.1%	14.3%
Cost of product support revenues	4,679	(18)	4,697	5,679	-17.6%	-17.3%
Cost of other services revenues	12,975	(53)	13,028	11,856	9.4%	9.9%
Sales and marketing expenses	38,209	(64)	38,273	35,330	8.1%	8.3%
Research and development expenses	28,211	399	27,812	26,638	5.9%	4.4%
General and administrative expenses	23,751	60	23,691	19,733	20.4%	20.1%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$29,573	$(341)	$29,914	$18,972	55.9%	57.7%
Subscription services revenues	8,305	91	8,214	7,894	5.2%	4.1%
Product support revenues	71,352	670	70,682	72,885	-2.1%	-3.0%
Other services revenues	18,178	269	17,909	19,942	-8.8%	-10.2%
Cost of product support revenues	5,679	3	5,676	6,922	-18.0%	-18.0%
Cost of other services revenues	11,856	88	11,768	12,478	-5.0%	-5.7%
Sales and marketing expenses	35,330	(235)	35,565	43,935	-19.6%	-19.1%
Research and development expenses	26,638	95	26,543	27,457	-3.0%	-3.3%
General and administrative expenses	19,733	(69)	19,802	19,900	-0.8%	-0.5%

	Nine Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$69,261	$311	$68,950	$56,973	21.6%	21.0%
Subscription services revenues	31,221	564	30,657	24,294	28.5%	26.2%
Product support revenues	212,063	4,792	207,271	212,548	-0.2%	-2.5%
Other services revenues	63,702	1,524	62,178	55,601	14.6%	11.8%
Cost of product support revenues	14,353	123	14,230	19,234	-25.4%	-26.0%
Cost of other services revenues	40,543	819	39,724	37,795	7.3%	5.1%
Sales and marketing expenses	116,728	1,348	115,380	109,799	6.3%	5.1%
Research and development expenses	86,242	1,502	84,740	78,606	9.7%	7.8%
General and administrative expenses	68,397	406	67,991	60,514	13.0%	12.4%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$56,973	$(1,537)	$58,510	$57,384	-0.7%	2.0%
Subscription services revenues	24,294	9	24,285	22,142	9.7%	9.7%
Product support revenues	212,548	(1,671)	214,219	217,313	-2.2%	-1.4%
Other services revenues	55,601	(229)	55,830	55,957	-0.6%	-0.2%
Cost of product support revenues	19,234	(175)	19,409	21,710	-11.4%	-10.6%
Cost of other services revenues	37,795	(605)	38,400	41,055	-7.9%	-6.5%
Sales and marketing expenses	109,799	(2,340)	112,139	140,968	-22.1%	-20.5%
Research and development expenses	78,606	(370)	78,976	83,436	-5.8%	-5.3%
General and administrative expenses	60,514	(492)	61,006	63,684	-5.0%	-4.2%

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$16,662	$22,894	-27.2%	$39,927	$35,557	12.3%
International	9,168	6,679	37.3%	29,334	21,416	37.0%
Total product licenses revenues	25,830	29,573	-12.7%	69,261	56,973	21.6%
Subscription Services
Domestic	7,717	6,176	25.0%	22,782	18,304	24.5%
International	3,136	2,129	47.3%	8,439	5,990	40.9%
Total subscription services revenues	10,853	8,305	30.7%	31,221	24,294	28.5%
Total product licenses and subscription services revenues	$36,683	$37,878	-3.2%	$100,482	$81,267	23.6%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	5	3	9	4
Between $0.5 million and $1.0 million in licenses revenue recognized	4	6	16	13
Total	9	9	25	17
Domestic:
More than $1.0 million in licenses revenue recognized	4	3	7	3
Between $0.5 million and $1.0 million in licenses revenue recognized	3	4	9	7
Total	7	7	16	10
International:
More than $1.0 million in licenses revenue recognized	1	0	2	1
Between $0.5 million and $1.0 million in licenses revenue recognized	1	2	7	6
Total	2	2	9	7

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$7,283	$13,175	-44.7%	$17,422	$16,370	6.4%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,594	4,194	-38.1%	10,485	8,838	18.6%
Less than $0.5 million in licenses revenue recognized	15,953	12,204	30.7%	41,354	31,765	30.2%
Total	25,830	29,573	-12.7%	69,261	56,973	21.6%
Domestic:
More than $1.0 million in licenses revenue recognized	6,236	13,175	-52.7%	13,942	13,175	5.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,900	2,865	-33.7%	5,977	4,698	27.2%
Less than $0.5 million in licenses revenue recognized	8,526	6,854	24.4%	20,008	17,684	13.1%
Total	16,662	22,894	-27.2%	39,927	35,557	12.3%
International:
More than $1.0 million in licenses revenue recognized	1,047	0	n/a	3,480	3,195	8.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	694	1,329	-47.8%	4,508	4,140	8.9%
Less than $0.5 million in licenses revenue recognized	7,427	5,350	38.8%	21,346	14,081	51.6%
Total	$9,168	$6,679	37.3%	$29,334	$21,416	37.0%

Product licenses revenues decreased $3.7 million and increased $12.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year.  For the three months ended September 30, 2021 and 2020, product licenses transactions with more than $0.5 million in recognized revenue represented 38.2% and 58.7%, respectively, of our product licenses revenues.  For the nine months ended September 30, 2021, our top three product licenses transactions totaled $10.1 million in recognized revenue, or 14.6% of total product licenses revenues, compared to $14.7 million, or 25.8% of total product licenses revenues, for the nine months ended September 30, 2020.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $6.2 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a decrease in the average deal size of transactions with more than $1.0 million in recognized revenue (in particular, from one deal in the third quarter of 2020 that resulted in $9.8 million in recognized revenue in the prior year period) and a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by an increase in the average deal size of transactions with less than $0.5 million in recognized revenue. Domestic product licenses revenues increased $4.4 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to an increase in the average deal size of transactions with less than $0.5 million in recognized revenue and an increase in the number of transactions with more than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues increased $2.5 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with less than $0.5 million in recognized revenue and more than $1.0 million in recognized revenue, partially offset by a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million.  International product licenses revenues increased $7.9 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with less than $0.5 million in recognized revenue.

Subscription services revenues.  Subscription services revenues are derived from the MicroStrategy Cloud Environment, a cloud subscription service, and are recognized ratably over the service period in the contract.  Subscription services revenues increased $2.5 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers and an increase in the use of subscription services by existing customers. Subscription services revenues increased $6.9 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, and a $0.6 million favorable foreign currency exchange impact.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change
Product Support Revenues:
Domestic	$40,350	$41,645	-3.1%	$121,179	$126,073	-3.9%
International	30,037	29,707	1.1%	90,884	86,475	5.1%
Total product support revenues	$70,387	$71,352	-1.4%	$212,063	$212,548	-0.2%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $1.0 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings. Product support revenues did not materially change for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings, substantially offset by a $4.8 million favorable foreign currency exchange impact.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change
Other Services Revenues:
Consulting
Domestic	$9,202	$7,384	24.6%	$27,728	$24,396	13.7%
International	10,536	9,570	10.1%	32,343	27,577	17.3%
Total consulting revenues	19,738	16,954	16.4%	60,071	51,973	15.6%
Education	1,186	1,224	-3.1%	3,631	3,628	0.1%
Total other services revenues	$20,924	$18,178	15.1%	$63,702	$55,601	14.6%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues increased $2.8 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to an increase in billable hours worldwide, partially offset by a decrease in average bill rates and a decrease in billable travel and entertainment expenditures. Consulting revenues increased $8.1 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to an increase in billable hours worldwide and a $1.4 million favorable foreign currency exchange impact, partially offset by a decrease in average bill rates and a decrease in billable travel and entertainment expenditures.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues did not materially change for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$383	$545	-29.7%	$1,290	$1,729	-25.4%
Subscription services	4,282	3,656	17.1%	11,720	11,512	1.8%
Total product licenses and subscription services	4,665	4,201	11.0%	13,010	13,241	-1.7%
Product support	4,679	5,679	-17.6%	14,353	19,234	-25.4%
Other services:
Consulting	11,745	10,331	13.7%	36,515	31,927	14.4%
Education	1,230	1,525	-19.3%	4,028	5,868	-31.4%
Total other services	12,975	11,856	9.4%	40,543	37,795	7.3%
Total cost of revenues	$22,319	$21,736	2.7%	$67,906	$70,270	-3.4%

Cost of product licenses revenues.  Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Cost of product licenses revenues did not materially change for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Subscription services headcount increased 31.5% to 71 at September 30, 2021 from 54 at September 30, 2020. Cost of subscription services revenues increased $0.6 million for the three months ended September 30, 2021, as compared to the same period in the prior year primarily due to a $1.0 million increase in technology infrastructure costs. Cost of subscription services revenues did not materially change for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $1.6 million increase in technology infrastructure costs, partially offset by a $1.3 million decrease in compensation and related costs due to a decrease in average staffing levels.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program.  Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion.  Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues.  Product support headcount was 165 as of both September 30, 2021 and 2020. Cost of product support revenues decreased $1.0 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $1.0 million decrease in compensation and related costs attributable to non-product support personnel providing a decreased level of Enterprise Support services.  Cost of product support revenues decreased $4.9 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $3.0 million decrease in compensation and related costs due to a decrease in product support average staffing levels, a $1.9 million decrease in compensation and related costs attributable to non-product support personnel providing a decreased level of Enterprise Support services, and a $0.6 million decrease in facility and other related support costs, partially offset by a $0.7 million net increase in share-based compensation expense. The $0.7 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues.  Consulting headcount decreased 1.0% to 393 at September 30, 2021 from 397 at September 30, 2020.  Cost of consulting revenues increased $1.4 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $1.0 million increase in subcontractor costs and a $0.9 million increase in compensation and related costs attributable to consulting personnel providing a decreased level of Enterprise Support services, partially offset by a $0.5 million decrease in compensation and related costs due to a decrease in average staffing levels. Cost of consulting revenues increased $4.6 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $3.3 million increase in subcontractor costs, a $1.6 million increase in compensation and related costs attributable to consulting personnel providing a decreased level of Enterprise Support services, and a $0.4 million increase in variable compensation, partially offset by a $1.0 million decrease in travel and entertainment expenditures. Included in cost of consulting revenues for the nine months ended September 30, 2021 is an aggregate $0.8 million unfavorable foreign currency exchange impact.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs and technology infrastructure costs.  Education headcount decreased 5.3% to 36 at September 30, 2021 from 38 at September 30, 2020.  Cost of education revenues did not materially change for the three months ended September 30, 2021, as compared to the same period in the prior year. Cost of education revenues decreased $1.8 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $0.8 million decrease in technology infrastructure costs associated with education offerings that we made available at no charge for a limited time period during the first half of 2020 in response to the COVID-19 pandemic and a $0.6 million decrease in compensation and related costs due to a decrease in average staffing levels.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 4.4% to 473 at September 30, 2021 from 495 at September 30, 2020.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change
Sales and marketing expenses	$38,209	$35,330	8.1%	$116,728	$109,799	6.3%

Sales and marketing expenses increased $2.9 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $3.4 million net increase in share-based compensation expense and a $0.5 million increase in marketing and advertising costs, partially offset by a $1.0 million decrease in compensation and related costs due to a decrease in average staffing levels.  The $3.4 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan.

Sales and marketing expenses increased $6.9 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $10.1 million increase in variable compensation and an $8.2 million net increase in share-based compensation expense, partially offset by a $5.6 million decrease in employee salaries due to a decrease in average staffing levels, a $3.1 million decrease in travel and entertainment expenditures, a $1.5 million decrease in facility and other related support costs, a $0.8 million decrease in marketing and advertising costs, and a $0.5 million decrease in subcontractor costs.  The $8.2 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and the 2021 ESPP. Included in sales and marketing expenses for the nine months ended September 30, 2021 is an aggregate $1.3 million unfavorable foreign currency exchange impact.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Research and development headcount decreased 0.8% to 661 at September 30, 2021 from 666 at September 30, 2020. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change
Research and development expenses	$28,211	$26,638	5.9%	$86,242	$78,606	9.7%

Research and development expenses increased $1.6 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $2.3 million net increase in share-based compensation expense, partially offset by a $0.5 million decrease in facility and other related support costs. The $2.3 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan.

Research and development expenses increased $7.6 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $5.7 million net increase in share-based compensation expense, a $2.1 million increase in variable compensation which, in the nine months ended September 30, 2020, included certain COVID-19-related employer payroll tax exemptions in the Asia Pacific region, and a $0.5 million increase in technology infrastructure costs, partially offset by a $0.6 million decrease in facility and other related support costs. The $5.7 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and the 2021 ESPP.  Included in research and development expenses for the nine months ended September 30, 2021 is an aggregate $1.5 million unfavorable foreign currency exchange impact.

General and administrative expenses.  General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.  General and administrative headcount was 258 as of both September 30, 2021 and 2020. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change
General and administrative expenses	$23,751	$19,733	20.4%	$68,397	$60,514	13.0%

General and administrative expenses increased $4.0 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a $3.3 million net increase in share-based compensation expense and a $1.8 million increase in legal, consulting, and other advisory costs, partially offset by a $0.9 million decrease in compensation and related costs due to a decrease in average staffing levels and a $0.8 million decrease in bad debt expense.  The $3.3 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan.

General and administrative expenses increased $7.9 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to an $8.0 million net increase in share-based compensation expense and a $4.9 million increase in legal, consulting, and other advisory costs, partially offset by a $3.6 million decrease in compensation and related costs due to a decrease in average staffing levels, and a $1.3 million decrease in bad debt expense.  The $8.0 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards becoming fully vested.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change
Digital asset impairment losses	$65,165	$44,242	47.3%	$684,034	$44,242	1446.1%

We did not sell any of our digital assets during the three and nine months ended September 30, 2021.

Interest (Expense) Income, Net

For the three and nine months ended September 30, 2021, interest expense, net, of $10.7 million and $17.5 million, respectively, were primarily related to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. Refer to Note 6, Long-term Debt, to the Consolidated Financial Statements for further information. For the three months ended September 30, 2020, interest income, net, was not material. For the nine months ended September 30, 2020, interest income, net, of $2.6 million was primarily related to interest earned on cash and cash equivalents balances and the amortization of the discount on our short-term investments.

Other Income (Expense), Net

For the three and nine months ended September 30, 2021, other income, net, of $1.3 million and $1.6 million, respectively, were comprised primarily of foreign currency transaction net gains. For the three and nine months ended September 30, 2020 other expense, net, of $3.0 million and $4.5 million, respectively, were comprised primarily of foreign currency transaction net losses.

Benefit from Income Taxes

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

For the nine months ended September 30, 2021, we recorded a benefit from income taxes of $217.4 million that resulted in an effective tax rate of 32.8%, as compared to a benefit from income taxes of $5.7 million that resulted in an effective tax rate of 36.0% for the nine months ended September 30, 2020.  The change in the effective tax rate in 2021 is mainly due to certain discrete items and the change in the expected proportion of U.S. versus foreign income between periods.

As of September 30, 2021, we estimated that we had NOL carryforwards, other temporary differences and carryforwards, and credits that resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $259.3 million.

As of September 30, 2021, we had a valuation allowance of $1.3 million related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized.  If we are unable to regain or increase profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.  We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2021	2020	2020
Current:
Deferred product licenses revenue	$2,315	$1,495	$186
Deferred subscription services revenue	23,089	26,258	19,535
Deferred product support revenue	130,339	156,216	134,632
Deferred other services revenue	4,954	7,281	6,492
Total current deferred revenue and advance payments	$160,697	$191,250	$160,845
Non-current:
Deferred product licenses revenue	$74	$139	$140
Deferred subscription services revenue	590	8,758	5,988
Deferred product support revenue	6,973	5,055	4,759
Deferred other services revenue	665	710	770
Total non-current deferred revenue and advance payments	$8,302	$14,662	$11,657
Total current and non-current:
Deferred product licenses revenue	$2,389	$1,634	$326
Deferred subscription services revenue	23,679	35,016	25,523
Deferred product support revenue	137,312	161,271	139,391
Deferred other services revenue	5,619	7,991	7,262
Total current and non-current deferred revenue and advance payments	$168,999	$205,912	$172,502

Total deferred revenue and advance payments decreased $36.9 million as of September 30, 2021, as compared to December 31, 2020, primarily due to the timing of product support and subscription services renewals and the presentation of multi-year contracts. The portions of such multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below.  Included in our international deferred revenue balances at September 30, 2021 is a $3.3 million unfavorable foreign currency impact from the general strengthening of the U.S. dollar compared to the fourth quarter of 2020.  The decrease in total deferred revenue and advance payments as of September 30, 2021 as compared to September 30, 2020 was not material.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of September 30, 2021, we had an aggregate transaction price of $198.9 million allocated to the remaining performance obligation related to product support, subscription services, other services, and in limited cases, product licenses contracts. We expect to recognize approximately $168.3 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

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

As of September 30, 2021 and December 31, 2020, the amount of cash and cash equivalents held by our U.S. entities was $16.4 million and $13.7 million, respectively, and by our non-U.S. entities was $40.6 million and $46.0 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $186.6 million during 2020 and $57.5 million during the nine months ended September 30, 2021.  As of September 30, 2021, the accumulated undistributed foreign earnings and profits is estimated to be $109.5 million. Beginning in the third quarter of 2020, we determined to no longer permanently reinvest our foreign earnings and profits.  Therefore, we accrued for foreign withholding tax and U.S. state income taxes on undistributed foreign earnings in addition to the Transition Tax and GILTI tax.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.  As of September 30, 2021, we held approximately 114,042 bitcoins. We do not believe we will need to sell any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell bitcoins as part of treasury management operations, including to increase our cash balances. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network.  During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all.  As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.  In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

On June 14, 2021, we entered into the Sale Agreement with Jefferies pursuant to which we may issue and sell shares of our class A common stock having an aggregate offering price of up to $1.0 billion from time to time through Jefferies. During the three and nine months ended September 30, 2021, we sold 555,179 shares of our class A common stock under the Sale Agreement, at an average gross price per share of approximately $727.64, for aggregate net proceeds (less $4.5 million in sales commissions and expenses) of approximately $399.5 million. As of September 30, 2021, approximately $596.0 million of our class A common stock remained available for issuance and sale pursuant to the Sale Agreement.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended September 30,		%
	2021	2020	Change
Net cash provided by operating activities	$90,586	$28,297	220.1%
Net cash used in investing activities	$(2,037,353)	$(316,204)	544.3%
Net cash provided by (used in) financing activities	$1,946,169	$(118,864)	1,737.3%

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses and product support, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes. Non-cash items to further reconcile net loss to net cash provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of ROU lease assets, credit losses and sales allowances, deferred taxes, share-based compensation expense, digital asset impairment losses, and amortization of debt issuance costs on our long-term debt.

Net cash provided by operating activities increased $62.3 million for the nine months ended September 30, 2021, as compared to the same period in the prior year, due to a $458.1 million increase from changes in non-cash items and a $39.5 million increase from changes in operating assets and liabilities, partially offset by a $435.3 million increase in net loss.

Net cash used in investing activities.  The changes in net cash (used in) provided by investing activities relate to purchases of digital assets, purchases and redemptions of short-term investments, and expenditures on property and equipment. Net cash used in investing activities increased $1.721 billion for the nine months ended September 30, 2021, as compared to the same period in the prior year, due to a $1.610 billion increase in purchases of bitcoins and a $119.9 million decrease in proceeds from the redemption of short-term investments, partially offset by a $9.9 million decrease in purchases of short-term investments. During the nine months ended September 30, 2021, we purchased bitcoin using the net proceeds from the issuance of our 2027 Convertible Notes and 2028 Secured Notes, the issuance and sale of class A common stock under the Sale Agreement, and excess cash. During the nine months ended September 30, 2020, we purchased bitcoin using excess cash, including cash from the liquidation of short-term investments.

Net cash provided by (used in) financing activities.  The changes in net cash provided by (used in) financing activities primarily relate to our issuance of long-term debt, the sale of class A common stock offered under the Sale Agreement, the purchase of treasury stock, the exercise of stock options under the 2013 Equity Plan, and the issuance of class A common stock under the 2021 ESPP. Net cash provided by financing activities was $1.946 billion for the nine months ended September 30, 2021, while net cash used in financing activities was $118.9 million for the nine months ended September 30, 2020. The change in net cash provided by (used in) financing activities was due to $1.050 billion in gross proceeds from our 2027 Convertible Notes, $500.0 million in gross proceeds from our 2028 Secured Notes, $404.0 million in gross proceeds from the sale of class A common stock offered under the Sale Agreement, a $122.5 million decrease in purchases of treasury stock, a $27.8 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan, and $2.9 million in proceeds from the issuance of class A common stock under the 2021 ESPP, partially offset by $24.7 million of issuance costs paid for our Convertible Notes, $12.8 million of issuance costs paid for our 2028 Secured Notes, and $4.5 million of issuance costs paid related to the Sale Agreement.

Convertible Senior Notes and 2028 Senior Secured Notes

In December 2020 and February 2021, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes and $1.050 billion aggregate principal amount of the 2027 Convertible Notes. We used the net proceeds from the issuance of the Convertible Notes to acquire bitcoin.  The terms of the Convertible Notes are discussed more fully in Note 6, Long-term Debt, to the Consolidated Financial Statements. The Company did not pay any interest to holders of the 2025 Convertible Notes during the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company paid $2.5 million in interest to holders of the 2025 Convertible Notes. The 2027 Convertible Notes do not bear regular interest and the Company has not paid any special interest to holders of the 2027 Convertible Notes to date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. The terms of the 2028 Secured Notes are discussed more fully in Note 6, Long-term Debt to the Consolidated Financial Statements. The Company did not pay any interest to holders of the 2028 Secured Notes during the three and nine months ended September 30, 2021.

Share repurchases. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report and Note 8, Treasury Stock, to the Consolidated Financial Statements for further information.

Contractual obligations.

The following table shows future minimum rent payments under noncancellable operating leases with initial terms of greater than one year, payments related to our Convertible Notes and 2028 Secured Notes (semi-annual interest payments and principal upon maturity), payments under purchase agreements with initial terms of greater than one year, and anticipated payments related to the Transition Tax resulting from the Tax Act, based on the expected due dates of the various installments as of September 30, 2021 (in thousands). The contractual principal payments related to the 2028 Secured Notes are included in the table below based on their stated maturity date of June 15, 2028 and our expectation that the springing maturity feature of the 2028 Secured Notes will not be triggered.

	Payments due by period ended September 30,
	Total	2022	2023-2024	2025-2026	Thereafter
Contractual Obligations:
Operating leases	$119,782	$15,001	$28,450	$25,869	$50,462
2025 Convertible Notes	671,951	4,875	9,750	657,326	0
2027 Convertible Notes	1,050,000	0	0	0	1,050,000
2028 Secured Notes	714,460	30,710	61,250	61,250	561,250
Purchase obligations	24,537	11,806	11,145	1,356	230
Transition Tax	25,088	2,952	12,913	9,223	0
Total	$2,605,818	$65,344	$123,508	$755,024	$1,661,942

Unrecognized tax benefits.  As of September 30, 2021, we had $4.3 million of total gross unrecognized tax benefits, including accrued interest, of which $2.9 million was recorded in “Other long-term liabilities” and $1.4 million was recorded in “Deferred tax assets, net.”  The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated.  We do not expect any significant tax payments related to these obligations during 2021.

Off-balance sheet arrangements.  As of September 30, 2021, we did not have any off-balance sheet arrangements that had a material impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Market Price Risk of Bitcoin.  We have used a significant portion of our cash, including proceeds from our issuance of long-term debt and proceeds from the sale of our class A common stock, to acquire bitcoin and, as of September 30, 2021, we held approximately 114,042 bitcoins. The carrying value of our bitcoins as of September 30, 2021 was $2.406 billion, which reflects cumulative impairments of $754.7 million, on our Consolidated Balance Sheet.  We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition.  Impairment losses cannot be recovered for any subsequent increase in fair value.  For example, the market price of one bitcoin in our principal market ranged from $27,678.00 - $64,899.00 during the nine months ended September 30, 2021, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition.  Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the nine months ended September 30, 2021, we incurred an impairment loss of $684.0 million on our bitcoin.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 41.8% and 38.2% of our total revenues for the three months ended September 30, 2021 and 2020, respectively, and 43.3% and 41.0% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of September 30, 2021 and December 31, 2020, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 4.1% and 3.9%, respectively. If average exchange rates during the nine months ended September 30, 2021 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2021 would have decreased by 3.9%.  During the nine months ended September 30, 2021, our revenues were higher by 1.9% as a result of a 5.2% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal control over financial reporting to minimize the impact on the design and operating effectiveness of such internal control. We have not experienced any material impact on our internal control over financial reporting despite the fact that many of our employees are working remotely as a result of the COVID-19 pandemic.

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

•	regulatory, commercial, and technical developments related to bitcoin or the bitcoin blockchain;
•	the size, timing, volume, and execution of significant orders and shipments;
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

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as interest expense on our long-term debt, office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall or impairment losses related to our digital assets. Accordingly, any shortfall in revenue or impairment losses related to our digital assets may cause significant variation in operating results in any quarter.

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

We may not be able to regain or increase profitability in the future

We generated a net loss for the nine months ended September 30, 2021, primarily due to digital asset impairment losses, and we may not be able to regain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2021, we had $261.1 million of deferred tax assets, net of a $1.3 million valuation allowance. If we are unable to regain or increase profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

As of October 27, 2021, we held approximately 114,042 bitcoins that were acquired at an aggregate purchase price of $3.160 billion and an average purchase price of approximately $27,713 per bitcoin, inclusive of fees and expenses. These purchases included purchases of bitcoin using the net proceeds from our issuance of $650.0 million aggregate principal amount of our 2025 Convertible Notes in the fourth quarter of 2020, our issuance of $1.050 billion aggregate principal amount of our 2027 Convertible Notes in the first quarter of 2021, our issuance of $500.0 million aggregate principal amount of our 2028 Secured Notes in the second quarter of 2021, and our issuance and sale of 555,179 shares of our class A common stock pursuant to the Sale Agreement in the third quarter of 2021.  As part of our overall corporate strategy, we expect to purchase additional bitcoin in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

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

Bitcoin is a highly volatile asset that has traded below $15,000 per bitcoin and above $65,000 per bitcoin on the Coinbase exchange (our principal market) in the 12 months preceding the date of this Quarterly Report. Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales. The impact of our bitcoin holdings on our financial results and the market price of our class A common stock will increase as we increase our overall holdings of bitcoin in the future. See “Risks Related to Our Bitcoin Acquisition Strategy and Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

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

In addition, bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. The application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. For example, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets. In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. In India, it has been reported that the Ministry of Corporate Affairs has circulated draft legislation that would prohibit mining, holding, selling, trading, or using cryptocurrencies in the country. In Iran, President Hassan Rouhani ordered a ban on all licensed and unlicensed mining of cryptocurrencies throughout the summer of 2021 in response to an increasing number of electricity blackouts. Moreover, the risks of engaging in a bitcoin-focused business strategy also are relatively novel and have created, and may create further, complications due to the lack of experience that third parties have with companies engaging in such a business, such as the unavailability of director and officer liability insurance on acceptable terms.

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

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings

Our historical financial statements, including those for the nine months ended September 30, 2021, do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

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

At September 30, 2021, we carried $2.406 billion of digital assets on our balance sheet, consisting of approximately 114,042 bitcoins and reflecting $754.7 million in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $57.0 million in cash and cash equivalents, compared to a carrying value of $380.8 million of digital assets and $52.7 million in cash and cash equivalents at September 30, 2020, reflecting the beginning of the shift in our liquid asset holdings following the adoptions of our Treasury Reserve Policy and our corporate strategy to acquire and hold bitcoin. Digital asset impairment losses of $684.0 million incurred during the nine months ended September 30, 2021 represented 71.6% of our operating expenses, compared to $44.2 million in digital asset impairment losses representing 15.1% of our operating expenses in the nine months ended September 30, 2020, contributing to our net loss of $445.5 million for the nine months ended September 30, 2021 compared to net loss of $10.2 million for the nine months ended September 30, 2020.

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

Another reason for the substantial premium to NAV exhibited by the trading prices of shares of some bitcoin investment vehicles is that such vehicles operate in a manner similar to closed-end investment funds as opposed to exchange-traded funds (“ETFs”) and therefore do not continuously offer to create and redeem their shares at NAV in exchange for bitcoin. Although several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV, the SEC has generally declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. However, in October 2021, the SEC permitted the listing of the ProShares Bitcoin Strategy ETF (the “ProShares ETF”), an ETF that invests primarily in bitcoin futures contracts. Although this ETF allows investors to obtain managed exposure to bitcoin futures contracts, it does not invest directly in bitcoin. As a result, it is unclear as to whether or to what extent the existence of this ETF or other ETFs that invest in bitcoin futures contracts that may be listed in the future will have on any premium over the value of our bitcoin holdings that may be included in the value of our class A common stock. Shortly after the listing of the ProShares ETF, the SEC permitted the listing of the Valkyrie Bitcoin Strategy ETF (the “Valkyrie ETF”) , another ETF that invests primarily in bitcoin futures contracts.

If the SEC were to further resolve its concerns regarding surveillance of and the existence of fraud and manipulation in the bitcoin trading markets, it is possible that the SEC would permit the listing of ETFs specializing in the direct acquisition and holding of bitcoin, allowing these funds to offer their shares directly to the public. In addition to greatly simplifying the task of gaining investment exposure to bitcoin, the listing of a bitcoin ETF with continuous share creation and redemption at NAV would be expected to eliminate the NAV premiums currently exhibited by shares of investment vehicles that trade in the over-the-counter market. To the extent that our class A common stock is viewed as an alternative-to-bitcoin investment vehicle and trades at a premium to the value of our bitcoin holdings, that premium may also be eliminated, causing the price of our class A common stock to decline.

In addition, the introduction of the ProShares ETF, the Valkyrie ETF, and any additional bitcoin ETFs on U.S. national securities exchanges may be viewed by investors as offering “pure play” exposure to bitcoin that would generally not be subject to federal income tax at the entity level as we are.

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

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of October 27, 2021, we held approximately 114,042 bitcoins that were acquired at an aggregate purchase price of $3.160 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. If there is a significant decrease in the price of bitcoin, we will experience a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

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

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange (our principal market), although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Nonetheless, a successful security breach or cyberattack could result in a partial or total loss of our bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our bitcoin. Such a loss could have a material adverse effect on our financial condition and results of operations.

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

In light of the significant amount of bitcoin we hold, we are continuing to seek a greater degree of diversification in the use of custodial services as the extent of potential risk of loss is dependent, in part, on the degree of diversification. As of September 30, 2021, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings.  For the nine months ended September 30, 2021, transactions by channel partners for which we recognized revenue accounted for 34.6% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships.  Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings.  If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $169.0 million as of September 30, 2021.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $29.9 million of other remaining performance obligations as of September 30, 2021, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet.  As with deferred revenue and advanced payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the nine months ended September 30, 2021, our top three product licenses transactions with recognized revenue totaled $10.1 million, or 14.6% of total product licenses revenues, compared to $14.7 million, or 25.8% of total product licenses revenues, for the nine months ended September 30, 2020.

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

Risks Related to Our Operations

We face risks related to the COVID-19 pandemic that could significantly disrupt or materially adversely affect our business and operating results

The COVID-19 pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities have instituted quarantines, work-from-home directives, social distancing mandates, travel restrictions, border closures, limitations on public gatherings, and closures of or operational limitations on non-essential businesses, which are adversely impacting a number of industries such as travel, leisure, hospitality, and retail. Government recommendations and requirements are continuing to change, and we may not be able to immediately respond to, meet or enforce all required health and safety measures in all of our locations. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of prolonged global economic slowdown, which could decrease technology spending, adversely affect demand for our offerings, and harm our business and operating results.

Although our total revenues for the nine months ended September 30, 2021 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

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

Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. Although we continue to actively monitor the situation and may take further actions as may be required by government authorities or as more information and public health guidance become available, we may not be able to immediately respond to, meet or enforce all required health and safety measures in all of our locations, and the full extent to which COVID-19 impacts our business and operating results will depend on future developments, including the duration, spread, severity, and potential recurrence of the COVID-19 pandemic, impact on our customers and our sales cycles, our ability to generate new business leads, impact on our customer, employee, and industry events, and effect on our vendors, all of which are highly uncertain and cannot be predicted.

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

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 41.8% and 38.2% of our total revenues for the three months ended September 30, 2021 and 2020, respectively, and 43.3% and 41.0% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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

Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results, and cash flows. For example, we may face heightened risks in connection with our international operations as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”  The future effects of Brexit are uncertain and will depend on the implementation of the Trade and Cooperation Agreement between the United Kingdom and the European Union and any other agreements the United Kingdom may make in the future to retain access to European Union markets post their separation.  Brexit could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the European Union. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate.  In addition, the Trump administration imposed greater restrictions on international trade and significant increases in tariffs on certain goods imported into the United States from a number of foreign markets, following which retaliatory tariffs were imposed on exports of certain U.S. goods to those markets.  These tariffs and any further escalation of protectionist trade measures could adversely affect the markets in which we sell our offerings and, in turn, our business, financial condition, operating results, and cash flows and it is unclear to what extent the Biden administration will maintain the increased tariffs imposed by the prior administration or make additional changes to U.S. trade policy that may result in  further impacts on our business.

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

Similar requirements are also coming into force in other countries. Brazil enacted the Lei Geral de Proteção de Dados (the Brazilian General Data Protection Law), which became effective in August 2020 and imposes requirements largely similar to GDPR on products and services offered to users in Brazil.  In China, we may also be subject to the Cybersecurity Law that went into effect in June 2017 and the revision of the Personal Information Security Specification that went into effect in October 2020, which have broad but uncertain application and impose a number of new privacy and data security obligations. China is also implementing new legislation on the protection of privacy and personal data, including a Personal Information Protection Law and a Data Security Law that is scheduled to become effective in September 2021 and may impose new obligations on us. Other countries are considering new or expanded laws governing privacy and data security that may impact our business practices.

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

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $715.02 as of October 27, 2021. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	fluctuations in the price of bitcoin, of which we have significant holdings and expect to continue to make significant purchases of;
•	announcements about our transactions in bitcoin;
•	regulatory, commercial, and technical developments related to bitcoin or the bitcoin blockchain;
•	quarterly variations in our results of operations or those of our competitors;
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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of October 21, 2021, holders of our class B common stock owned 1,964,025 shares of class B common stock, or 70.1% of the total voting power.  As of October 21, 2021, Mr. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, beneficially owned 1,961,668 shares of class B common stock, or 70.0% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments or other convertible securities could depress the price of our class A common stock

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, we may sell shares of our class A common stock having an aggregate offering price of up to approximately $596.0 million from time to time through Jefferies, acting as our agent, under the Sale Agreement. We cannot predict:

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

Our amended and restated by-laws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, then any other state court located in the State of Delaware, or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for such disputes with us or our directors, officers or employees

Our amended and restated by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, then any other state court located in the State of Delaware, or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or the Company’s certificate of incorporation or by-laws (in each case, as they may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that falls within one or more of the categories enumerated in the choice of forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of September 30, 2021, we had $1.7 billion aggregate principal amount of indebtedness under the Convertible Notes and $500.0 million aggregate principal amount of indebtedness under the 2028 Secured Notes.

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

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the 2028 Secured Notes and the Convertible Notes, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the 2028 Secured Notes and the Convertible Notes, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the 2028 Secured Notes and the Convertible Notes. Our MacroStrategy LLC subsidiary that holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes and the bitcoin that we acquired from the proceeds of the Open Market Offering is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs. MacroStrategy LLC holds digital assets that as of September 30, 2021 had a carrying value of $2.014 billion on our Consolidated Balance Sheet, representing 67.4% of our consolidated total assets at such date. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and nine months ended September 30, 2021, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our Share Repurchase Program.

Item 5. Other Information

Earnings Release

On October 28, 2021, we issued a press release announcing the Company’s financial results for the quarter ended September 30, 2021. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated October 28, 2021, regarding the Company’s financial results for the quarter ended September 30, 2021.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: October 28, 2021