Form 10-K
period 2021-12-31
MICROSTRATEGY Inc
filed 2022-02-16
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2021 on the Nasdaq Global Select Market) was approximately $5.172 billion.

As of February 1, 2022, the registrant had 9,321,394 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

Documents incorporated by reference:  Portions of the definitive proxy statement for the 2022 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	McLean, Virginia

MICROSTRATEGY INCORPORATED

The trademarks and registered trademarks of MicroStrategy Incorporated and its subsidiaries referred to herein include, but are not limited to, MicroStrategy, Intelligence Everywhere, MicroStrategy 2021, HyperIntelligence, Hyper.Now, MicroStrategy Consulting, MicroStrategy Education, Dossier, MicroStrategy Cloud, Enterprise Semantic Graph, MicroStrategy Services, Global Delivery Center, and Intelligent Enterprise.  Third-party product and company names mentioned herein may be the trademarks of their respective owners.

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

Our business is subject to a number of risks that could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. These risks are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to the following:

•	Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin
•	The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy
•

Fluctuations in the price of bitcoin, which may be influenced by highly uncertain regulatory, commercial, and technical factors, may significantly influence the market price of our class A common stock

•	Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents
•	Our bitcoin holdings could subject us to regulatory scrutiny
•	If we or our third-party service providers experience a security breach or cyberattack, or if our private keys are lost or destroyed, we may lose some or all of our bitcoin
•	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to bitcoin holdings
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
•

The performance of our software may be impacted by changes in third party-software, new industry standards and errors, bugs and security vulnerabilities that could materially adversely affect the operation of and demand for our existing software, reduce our revenue, and lead to litigation claims against us

•

Business disruptions, including as a result of the novel coronavirus (“COVID-19”) pandemic, could materially adversely affect our operating results or result in a material weakness in our internal controls

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

•	We may sell shares of our class A common stock, convertible debt instruments or other convertible securities which could depress the price of our class A common stock
•

Despite our current level of indebtedness, we may be able to incur substantially more indebtedness and enter into other transactions in the future which could further exacerbate the risks related to our indebtedness

•	Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness
•	We may be required to repay the 2028 Secured Notes prior to their stated maturity date, if the springing maturity feature is triggered
•	We may not have the ability to raise the funds necessary to settle conversions of our outstanding convertible notes in cash or to repurchase the notes upon a fundamental change
•	The conditional conversion feature of our outstanding convertible notes, if triggered, may adversely affect our financial condition and operating results

PART I

Item 1.	Business

Overview

MicroStrategy® pursues two corporate strategies in the operation of its business. One strategy is to acquire and hold bitcoin and the other strategy is to grow our enterprise analytics software business. We believe that undertaking these two, interdependent corporate strategies serves as a key differentiator for our business, as our bitcoin acquisition strategy has raised our profile with potential software customers while our enterprise analytics software business has provided stable cash flows that allow us to acquire and hold bitcoin for the long-term.

We pursue, as part of our overall corporate strategy, a strategy of acquiring bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities in capital raising transactions with the objective of using the proceeds to purchase bitcoin. We view our bitcoin holdings as long-term holdings, and we do not plan to engage in regular trading of bitcoin and have not hedged or otherwise entered into derivative contracts with respect to our bitcoin holdings, though we may sell bitcoin in future periods as needed to generate cash for treasury management and other general corporate purposes. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to conduct debt or equity financings to purchase additional bitcoin.

We believe that bitcoin is attractive because it can serve as a store of value, supported by a robust and public open source architecture, that is untethered to sovereign monetary policy and can therefore serve as a hedge against inflation.  We also believe that bitcoin offers additional opportunity for appreciation in value with increasing adoption due to its limited supply.  In addition, we believe that our bitcoin acquisition strategy is complementary to our enterprise analytics software and services business, as we believe that our bitcoin and related activities in support of the bitcoin network enhance awareness of our brand and can provide opportunities to secure new customers for our analytics offerings.  We are also exploring opportunities to apply bitcoin related technologies such as blockchain analytics into our software offerings.

MicroStrategy is also a global leader in enterprise analytics software and services.  Since our founding in 1989, MicroStrategy has focused on empowering organizations to leverage the immense value of their data. Our vision is to enable Intelligence Everywhere™ by delivering world-class software and services that empower enterprise users with actionable intelligence.

Our core offering is the MicroStrategy platform, which delivers 1) pervasive, modern analytics experiences designed for everyone—not just the data-literate, 2) open architecture for developers to embed, extend, and inject data visualizations and direct insights into third-party websites and applications, 3) a governed, object-oriented semantic layer with our Enterprise Semantic Graph, and 4) enterprise-grade performance and security. Enterprise customers use MicroStrategy’s innovative technology to make information and actions flow faster and to more users—so their people can make smarter, data-driven decisions. We also offer MicroStrategy Consulting™ and MicroStrategy Education™ to help customers deploy, optimize, and manage their analytics initiatives—minimizing their total cost of ownership while maximizing results and business impact.

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

In the first quarter of 2021, we adopted, in addition to and in conjunction with our Treasury Reserve Policy, a corporate strategy of acquiring and holding bitcoin, and from time to time, subject to market conditions, issuing debt or equity securities in capital raising transactions with the objective of using the proceeds to purchase bitcoin. Under this corporate strategy, we also periodically engage in activities to educate the market regarding bitcoin and the bitcoin network.

We view our bitcoin holdings as long-term holdings and we do not plan to engage in regular trading of bitcoin, though we may sell bitcoins in future periods as needed to generate Cash Assets for treasury management and other general corporate purposes.  In addition, to date we have not hedged or otherwise entered into derivative contracts with respect to our bitcoin holdings, though we may consider issuing debt or other financial instruments that may be collateralized by our bitcoin holdings and may consider strategies to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to counterparties.  We have not targeted any specific amount of bitcoin holdings, and we will continue to monitor market conditions in determining whether to conduct debt or equity financings to purchase additional bitcoin.

Our Bitcoin Holdings

We purchased a total of approximately 53,922 bitcoin at an aggregate purchase price of approximately $2.627 billion in 2021 for an average purchase price of approximately $48,710 per bitcoin, inclusive of fees and expenses. We purchased a total of approximately 70,469 bitcoin at an aggregate purchase price of approximately $1.125 billion in 2020 for an average purchase price of approximately $15,964 per bitcoin, inclusive of fees and expenses. During the period between January 1, 2022 and February 14, 2022, we purchased a total of approximately 660 bitcoins at an aggregate purchase price of approximately $25.0 million for an average purchase price of approximately $37,865 per bitcoin, inclusive of fees and expenses. Refer to the “Our Bitcoin Acquisition Strategy” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our bitcoin purchases, including the source of capital used to purchase bitcoin.

At December 31, 2021, we carried $2.850 billion of digital assets on our balance sheet, consisting of approximately 124,391 bitcoins and reflecting $901.3 million in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $63.4 million in cash and cash equivalents. At December 31, 2020, we carried $1.054 billion of digital assets on our balance sheet, consisting of approximately 70,469 bitcoins and reflecting $70.7 million in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $59.7 million in cash and cash equivalents.

As of February 14, 2022, we held approximately 125,051 bitcoins that were acquired at an aggregate purchase price of $3.777 billion and an average purchase price of approximately $30,200 per bitcoin, inclusive of fees and expenses. As of February 14, 2022, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange (our principal market) was $42,202.99. We expect to purchase additional bitcoin in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

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

Bitcoin can be converted to fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on bitcoin trading platforms, which operate 24-hours-a-day, 7-days-a-week and are not regulated in as comprehensive a manner as traditional securities exchanges. As a result, trading on these markets is likely more subject to manipulation than on securities markets regulated by the SEC, and pricing on these markets is likely affected by such manipulative activity.  In addition to these platforms, over-the-counter markets and derivatives markets for bitcoin also exist; however, these markets are still maturing and many are unregulated.

Potential Advantages and Disadvantages of Holding Bitcoin

We believe that bitcoin is attractive because it can serve as a store of value, supported by a robust and public open source architecture, that is untethered to sovereign monetary policy and can therefore serve as a hedge against inflation.  Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network.  This decentralization limits certain threats common to centralized computer networks, such as denial of service attacks, and reduces the dependency of the bitcoin network on any single system.  While the bitcoin network as a whole is decentralized, the private keys used to access bitcoin balances are not widely distributed and are held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers and loss of such private keys results in an inability to access, and effective loss of, the corresponding bitcoin.  Consequently, bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure and user error, among others. These risks, in turn, make bitcoin subject to theft, destruction, or loss of value from hackers, corruption, or technology-specific factors such as viruses that do not affect conventional fiat currency.  In addition, the bitcoin network relies on open source developers to maintain and improve the bitcoin protocol. Accordingly, bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.

We believe that in the context of the economic and public health crisis precipitated by the COVID-19 pandemic and the unprecedented government financial stimulus measures adopted around the world, decreasing interest rates, increasing inflation, as well as the breakdown of trust in and between political institutions and political parties in the United States and globally, bitcoin represents a more attractive store of value than fiat currency, and further that opportunity for appreciation in the value of bitcoin exists in the event that such factors lead to even more widespread adoption of the use and acceptance of bitcoin and the adoption of bitcoin as a treasury reserve alternative.

Government Regulation

Activities involving bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and are subject to U.S. federal, state and local laws, as well as laws of foreign jurisdictions where applicable. Businesses that are engaged in the transmission and custody of bitcoin and other digital assets, including brokers and custodians, can be subject to U.S. Treasury Department regulations as money services businesses as well as state money transmitter licensing requirements. Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity laws, and digital asset derivative instruments are substantively regulated by the U.S. Commodity Futures Trading Commission. Certain jurisdictions, including, among others, New York and a number of countries outside the United States, have developed regulatory requirements that specifically address digital assets and companies that transact in them.  To the extent that we enter into bitcoin-related transactions beyond simply acquiring and holding bitcoin, such transactions may subject us to additional regulatory compliance requirements.

In addition, since transactions in bitcoin provide a reasonable degree of pseudo anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of bitcoin and bitcoin platforms, and there is the possibility that law enforcement agencies could close bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure.  For example, in her January 2021 nomination hearing before the Senate Finance Committee, Treasury Secretary Janet Yellen noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support malign activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems.  Accordingly, Secretary Yellen expressed her view that federal regulators needed to look closely at how to encourage the use of cryptocurrencies for legitimate activities while curtailing their use for malign and illegal activities.  Furthermore, in December 2020, the Financial Crimes Enforcement Network (“FinCEN”), a unit of the Treasury Department focused on money laundering, proposed a new set of rules for cryptocurrency-based exchanges aimed at reducing the use of cryptocurrencies for money laundering.  These proposed rules would require banks, credit unions and money services businesses, among others, to file reports with FinCEN regarding cryptocurrency transactions in excess of $10,000 and also impose record-keeping requirements for cryptocurrency transactions in excess of $3,000 involving users who manage their own private keys. It remains unclear whether these proposed rules will take effect.

The MicroStrategy Platform

Our core product offering is our software platform. In December 2021, we released the latest version of our flagship enterprise analytics platform. MicroStrategy allows our customers to build high-performance, governed, and secure business and productivity applications that scale across the enterprise. Our platform is designed to empower the entire workforce—from executives to developers to frontline service representatives—with actionable intelligence through the following differentiated features:

•

Pervasive, Modern Analytics:  MicroStrategy delivers insights across multiple clients and devices to users via our HyperIntelligence products, visualization and reporting capabilities, mobility features, and custom applications developed on our platform.

○

Data Visualization and Reporting – Dossier®, our dashboarding and data-visualization tool, provides users with the formatting, layout, and input controls needed to quickly build low-code/no-code analytics applications, from infographic-style reports to high-impact productivity applications.

○

Transformational Mobility – Our platform empowers the mobile workforce to make decisions and take action from any location. It delivers more ways to quickly deploy mobile productivity apps for a variety of business functions and roles on any standard smartphone or tablet.

○

HyperIntelligence – Our platform offers the potential to radically improve business processes by enhancing the websites, applications, and mobile devices people use every day with contextual intelligence, next-action suggestions, and workflows.

○

Custom Applications – Our platform enables users to create highly customized web and mobile applications that leverage the full breadth of the MicroStrategy platform to deliver intuitive BI apps for teams, departments, and organizations.

•	Open, Federated Architecture: MicroStrategy embraces an agile approach to development and innovation, offering the most open analytics platform on the market.
○

Federated Analytics – Our platform provides analysts and data scientists with seamless access to trusted, governed data directly within their favorite tools. The MicroStrategy platform integrates with popular business apps including Microsoft Excel, Power BI, and Tableau to provide users with the flexibility to leverage trusted data from MicroStrategy directly within the client applications they are accustomed to. The MicroStrategy platform also provides out-of-the-box integrations to popular data-science tools like Jupyter and RStudio, allowing users to develop predictive, machine learning-enhanced data models on top of the secure and trusted foundation offered by the MicroStrategy platform.

○

APIs and Gateways – Our gateways, APIs, and connectors enable the MicroStrategy platform to integrate with the most popular enterprise platforms and tools. We certify more than 200 connectors to popular data sources both locally stored and in the cloud, and we offer a comprehensive set of Representational State Transfer (“REST”) APIs that makes it easy to embed the platform in packaged and custom applications, workflows, and devices.  In 2021, we also introduced a new library of administrative Python modules to support advanced automation for deployment, scaling, and upgrading the platform by enterprise systems owners.

○

Multiple Deployment Options – We also believe that customers should have the choice of where to deploy their analytics platform without compromising functionality.  Our fully featured platform can be deployed in three ways: on premises, the customer’s cloud environment, or the MicroStrategy Cloud™ Environment (“MCE”). MCE is a cloud subscription service that allows customers to deploy the platform on Amazon Web Services (“AWS”) or Microsoft Azure environments, fully managed and hosted by us.

•

Enterprise Platform:  Our platform is designed to securely scale analytics at high data volumes. The MicroStrategy platform has the tools and functionality that enable organizations to deliver secure, high-performance applications at scale.

○

Enterprise Semantic Graph™ – The engine of our platform is our proprietary Enterprise Semantic Graph, which provides a structured view of a company’s data assets by organizing them into understandable business terms. Our Enterprise Semantic Graph also enriches metadata content with real-time location intelligence and content and system usage telemetry. This allows users to have a consistent and secure view of data across the enterprise—effectively delivering what we refer to as a single version of the truth.

○

Scalability – Our platform powers some of the largest business intelligence deployments in the world. The platform is designed to scale efficiently to hundreds of thousands of users, with millions of personalized queries, across hundreds of applications, built on top of the largest datasets.

○

Security – Our platform includes a comprehensive set of features that provides superior administration, security, and architecture, including role-based access to both row and column data. This level of data security gives our customers that are subject to the most stringent data security requirements, including financial institutions, healthcare providers, and government agencies, the confidence they need to deploy our platform across their enterprise.

MicroStrategy Services™

Through our MicroStrategy Support, MicroStrategy Consulting, and MicroStrategy Education services, we help customers better leverage our platform by offering a comprehensive set of innovative services to deploy, optimize, and maintain their business intelligence platform and applications.

MicroStrategy Support

Our global network of MicroStrategy-certified support experts brings a wealth of experience and knowledge to help customers achieve their system availability and uptime goals and to improve the overall customer experience through highly responsive troubleshooting and proactive technical product support. Standard Support is included in each customer’s maintenance plan.  For additional services, customers can choose one of our three premium support options: Extended Support, Premier Support, or Elite Support. With these premium support options, customers can receive extended coverage and enhanced service at each touchpoint.

MicroStrategy Consulting

Our consulting services materially complement our software by increasing analytics adoption and helping our customers achieve returns on investment derived from better understanding their data. Many companies lack the internal expertise to define requirements and deliver solutions in a timely and high-quality manner. MicroStrategy Consulting provides customers with architecture and implementation services to help them quickly realize results. Our consultants serve as critical resources for operations, maintenance, and end-to-end lifecycle projects that develop and deploy customers’ business intelligence environments. With thousands of successful projects delivered to customers worldwide spanning all major industries, our consultants apply industry best practices to guide our customers in defining, developing, and delivering business analytics solutions.  MicroStrategy Consulting operates across North America, Latin America, South America, Europe, the Middle East, Africa, and the Asia Pacific region, with consultants from our local offices and our Global Delivery Center™ in Warsaw, Poland.

MicroStrategy Education

We believe the path to the Intelligent Enterprise™ involves skill-specific paths of learning. To help organizations maximize the utility, adoption, and performance of their MicroStrategy deployments, MicroStrategy Education offers free and paid learning options. MicroStrategy Education is available worldwide in multiple languages and a variety of formats—both live and on-demand.

Analytics Software and Services Strategy

Sales and Services

MicroStrategy sells its platform in two ways. The first is to sell product licenses to customers for them to deploy the platform on their infrastructure either on premises or in the customer’s cloud environment. The second is through MCE, a fully managed and hosted cloud subscription service that allows customers to access our software in a cloud environment designed to deliver a myriad of business benefits. Although sales through MCE have increased as a percentage of our overall sales, the majority of our sales are product licenses sold to customers for them to deploy the platform on their infrastructure either on premises or in the customer’s cloud environment. Revenues from product license sales comprise product licenses revenues, and revenues from cloud subscriptions comprise subscription services revenues.

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

As MicroStrategy continues to gain visibility due to our corporate strategy of acquiring and holding bitcoin, we continually seek to increase brand market awareness by focusing messaging on the possibilities for value creation, the benefits of using our platform, and competitive differentiators. The channels we use to communicate with prospective constituencies include digital and social media, advertising, free and evaluation software, events, media coverage, channel partners, and word-of-mouth and peer references.

Customers

Our customers include leading companies from a wide range of industries, including retail, consulting, technology, manufacturing, banking, insurance, finance, healthcare, telecommunications, as well as the public sector.

Competition

The analytics market is highly competitive and subject to rapidly changing technology.  Within the analytics space, we compete with multiple software vendors, including IBM, Microsoft, Oracle, Qlik, Salesforce, and SAP.  Our future success depends on the ability to differentiate our offerings and successfully compete across analytics implementation projects of varying sizes.  Our ability to compete successfully depends on a number of factors, both within and outside of our control, including software deployment options; analytical, mobility, data discovery, and visualization capabilities; performance and scalability; the quality and reliability of our customer service and support; and brand recognition.  Failure to compete successfully in any one of these or other areas may reduce the demand for our offerings and materially adversely affect our revenue from both existing and prospective customers.

Key Differentiators

•	A comprehensive, modern, and open enterprise analytics platform uniquely featuring HyperIntelligence, embedded analytics, transformational mobility, and federated analytics.
•	Our exclusive and patented HyperIntelligence capabilities that inject contextual analytics into existing tools, websites, and online workflows.
•	Our proprietary Enterprise Semantic Graph.
•	Over 200 connectors to popular drivers and gateways to enterprise data sources on premise and in the cloud.
•	A comprehensive set of REST APIs that makes it easy to embed the platform in packaged and custom applications, workflows, and devices.
•

Flexible deployment methods that allow our customers to deploy our platform efficiently and securely using their own hardware or in a cloud environment they manage or via the MCE, our fully managed and hosted cloud subscription service.

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

There are a broad variety of other data protection laws in the United States that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. In the event of a security breach, we also may have obligations to notify our customers or other parties or individuals about this breach, and this can lead to significant costs and the risk of potential enforcement and/or litigation. There is also a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

In June 2021, the European Data Protection Board (“EDPB”) issued formal recommendations on measures to ensure compliance with the EU data protection requirements when transferring personal data outside of the European Economic Area (the “EDPB Recommendations”). In summary, if “problematic legislation” or practices are identified in the destination country which impinge on the effectiveness of the appropriate safeguards of the transfer tool(s), the EDPB now recommends the data exporter to consider whether the laws/practices will be applied in practice to the relevant data, taking into account the importer’s experience and sector.

In addition, the EDPB issued a new set of SCCs in June 2021, which were required to be adopted for new transfers of personal data from September 2021 and replace those used for existing transfers of personal data by December 2022. The new SCCs place obligations on us as a data importer in relation to government authorities’ access requests in respect of personal data transferred under the SCCs. The EDPB Recommendations are designed to be read in tandem with the new SCCs and set out requirements for organizations to assess third countries and identify appropriate data protection supplementary measures to be implemented on a case-by-case basis where needed.

The rules involving this alternative SCC data transfer option are continually undergoing revision and this transfer mechanism may also be declared invalid (or require us to change our business practices) in the future, requiring us to provide an alternative means of data transfer or implement significant changes in our data security and protection practices.

As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. Following the withdrawal of the UK from the EU, the UK Data Protection Act of 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements GDPR achieved Royal Assent on May 23, 2018, and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR.   The United Kingdom government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected.  In addition, a recent decision from the European Commission appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be reevaluated in the future.

Brazil also enacted the Lei Geral de Proteção de Dados (the Brazilian General Data Protection Law), which became effective in August 2020 and imposes requirements largely similar to GDPR on products and services offered to users in Brazil.  We may also be subject in China to the Cybersecurity Law that went into effect in June 2017 and a revision of the Personal Information Security Specification that went into effect in October 2020, which have uncertain but broad application and impose a number of new privacy and data security obligations. In the summer of 2021, China passed the Data Security Law of the P.R.C (“DSL”), which came into effect on September 1, 2021. China also passed the Personal Information Protection Law of the P.R.C. (“PIPL”), which came into effect on November 1, 2021. The PIPL resembles GDPR in many aspects but will create new and challenging obligations for companies doing business in China. Under these new regulations, if an entity operating in China violates the law, regulators may order it to take corrective actions, issue warnings, confiscate illegal income, suspend services, revoke operating permits or business licenses, or issue a fine. The fine can be up to ¥50 million or 5 percent of an organization’s annual revenue for the prior financial year. A broad range of other countries continue to explore either new privacy and data security laws or changes to existing laws. These laws may impact our ongoing business activities and our relationships with our business partners, customers and service providers.

In addition to these specific laws, we also are subject to other privacy, security, and data protection laws around the world. In addition, other countries are also considering new or expanded laws governing privacy and data security that may impact our business practices.

The state of California also adopted a comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020.  We may be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a privacy law, the California Privacy Rights Act (“CPRA”), which amends the CCPA to create privacy rights and obligations in California. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Additional states will be considering these laws in the future which may impact our business activities and our relationships with business partners, customers and service providers.

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

Employees

As of December 31, 2021, we had a total of 2,121 employees, of whom 796 were based in the United States and 1,325 were based internationally. None of our employees in the United States is represented by a labor union; however, employees of certain of our foreign subsidiaries are members of trade or local unions.  For example, in France, our employees are represented by a works council as required by local law. We have not experienced any work stoppages and generally consider our relations with our employees to be good.

The following table summarizes employee headcount as of the dates indicated:

	December 31,	December 31,	December 31,
	2021	2020	2019
Subscription services	72	49	69
Product support	174	154	219
Consulting	413	393	392
Education	36	37	38
Sales and marketing	470	479	597
Research and development	699	642	743
General and administrative	257	243	338
Total headcount	2,121	1,997	2,396

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

Our human capital management objectives are to attract, retain, and develop leading talent to deliver on our business strategies.  To accomplish these objectives, we constantly strive to understand the drivers of talent attraction, retention, and sustainable engagement with our employees in each of the geographies in which we operate.  As part of this process, we regularly benchmark the benefits we offer our employees against those offered within our industry generally and the local markets in which we operate. During 2021, we continued to expand our equity compensation programs worldwide to provide our employees with greater opportunities to share in any appreciation of our class A common stock. In addition, we pride ourselves on preparing a highly skilled workforce through technical boot camps, regular training workshops, and a variety of other learning experiences. Our initiative-driven teams work with a modern technology stack, and they meet and learn from some of the most experienced innovators in their field.  Through these efforts we seek to create an environment in which our employees can flourish, respond quickly to client demand and enhance their connections with colleagues and towards the communities they are a part of globally.

Available Information

Our website is located at www.microstrategy.com.  We make available free of charge, on or through the Investor Relations section of our website (http://ir.microstrategy.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such reports with the Securities and Exchange Commission (“SEC”).  Information found on our website is not part of this Annual Report or any other report filed with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file or furnish electronically with the SEC at www.sec.gov.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate, in part, as a result of:

•

fluctuations in the price of bitcoin, of which we have significant holdings and with respect to which we expect to continue to make significant future purchases, and potential material impairment charges that may be associated therewith;

•	any sales by us of our bitcoin at prices above their then current carrying costs, which would result in our recording gains upon sale of our digital assets;
•	regulatory, commercial, and technical developments related to bitcoin or the bitcoin blockchain;
•	the size, timing, volume, and execution of significant orders and shipments;
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

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as interest expense on our long-term debt, office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall or impairment losses related to our digital assets. Accordingly, any shortfall in revenue from our enterprise analytics software business or impairment losses related to our digital assets may cause significant variation in operating results in any quarter.

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

We may not be able to regain or increase profitability in the future

We generated a net loss for the fiscal year ended December 31, 2021, and we may not be able to regain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of December 31, 2021, we had $319.8 million of deferred tax assets, which reflects a $1.0 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. If the market value of bitcoin declines, we may be required to increase the valuation allowance against the deferred tax asset. Additionally, if we are unable to regain or increase profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

In addition, in response to significant market volatility and disruptions to business operations resulting from the COVID-19 pandemic, legislatures and taxing authorities in many jurisdictions in which we operate have implemented, and in the future may implement additional, changes to their tax rules.  As part of the U.S. Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act (“FFCR Act”) and the CARES Act were enacted in March 2020. Both contain numerous tax provisions.  Regulatory guidance under the U.S. Tax Cuts and Jobs Act (the “Tax Act”), FFCR Act, and CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition.  Additional legislation may be enacted in connection with the COVID-19 pandemic, some of which could have tax provisions that impact us.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act, FFCR Act, or CARES Act.  These changes in law could include modifications that have temporary effect or more permanent changes.  The impact of these changes on us, our long-term tax planning, and our effective tax rate could be material.

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

We are continually examining the risks and rewards of our bitcoin acquisition strategy.  This strategy has not been tested over time or under various market conditions.  Some investors and other market participants may disagree with this strategy or actions we undertake to implement it.  If bitcoin prices fall or our bitcoin acquisition strategy otherwise proves unsuccessful, it would adversely impact our financial condition, results of operations, and the market price of our class A common stock.

As of February 14, 2022, we held approximately 125,051 bitcoins that were acquired at an aggregate purchase price of $3.777 billion and an average purchase price of approximately $30,200 per bitcoin, inclusive of fees and expenses. These purchases included purchases of bitcoin using the net proceeds from our issuance of $650.0 million aggregate principal amount of our 2025 Convertible Notes in the fourth quarter of 2020, our issuance of $1.050 billion aggregate principal amount of our 2027 Convertible Notes in the first quarter of 2021, our issuance of $500.0 million aggregate principal amount of our 2028 Secured Notes in the second quarter of 2021, and our issuance and sale of 1,413,767 shares of our class A common stock pursuant to an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which we issued and sold shares of our class A common stock having an aggregate offering price of approximately $1.0 billion from time to time through Jefferies (the “Open Market Offering”) in the third and fourth quarters of 2021.  As part of our overall corporate strategy, we expect to purchase additional bitcoin in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

While our bitcoin is currently owned directly by us or our wholly owned subsidiaries, we may investigate other potential approaches to holding our bitcoin assets. If we change the means by which we hold our bitcoin assets, the accounting treatment for our bitcoin may correspondingly change. A change in the accounting treatment of our bitcoin holdings could have a material impact on our results of operations in future periods and could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, which in turn could have a material adverse effect on our financial results and the market price of our class A common stock.

Bitcoin is a highly volatile asset that has traded below $30,000 per bitcoin and above $65,000 per bitcoin on the Coinbase exchange (our principal market) in the 12 months preceding the date of this Annual Report. Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales or implementing strategies that we may consider to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to counterparties. The impact of our bitcoin holdings on our financial results and the market price of our class A common stock will increase as we increase our overall holdings of bitcoin in the future. See “Risks Related to Our Bitcoin Acquisition Strategy and Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

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

•	decreased user and investor confidence in bitcoin;
•	investment and trading activities of highly active retail and institutional users, speculators, miners and investors;
•	negative publicity or events relating to bitcoin;
•	negative or unpredictable media or social media coverage on bitcoin;

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
•

the correlation between the prices of digital assets, including the potential that a crash in one digital asset or widespread defaults on one digital asset exchange or trading venue may cause a crash in the price of bitcoin, or a series of defaults by counterparties on bitcoin asset exchanges or trading venues;

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
•

developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography being used by bitcoin becoming insecure or ineffective; and

•	national and international economic and political conditions.

In addition, bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. The application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. For example, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets. In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. In India, it has been reported that the Ministry of Corporate Affairs has circulated draft legislation that would prohibit mining, holding, selling, trading, or using cryptocurrencies in the country. Similarly, the Central Bank of the Russian Federation issued a report in January 2022 advocating for a wide-ranging ban on crypto-related activities including the issuance, exchange, and mining of cryptocurrencies in Russian territory, citing threats to financial stability, citizens’ wellbeing and its monetary policy sovereignty. Moreover, the risks of engaging in a bitcoin-focused business strategy are relatively novel and have created, and may create further, complications due to the lack of experience that third parties have with companies engaging in such a business, such as the unavailability of director and officer liability insurance on acceptable terms.

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

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. As explained more fully in Note 2(g) to our consolidated financial statements for the year ended December 31, 2021 included in this annual report, we determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of our bitcoin assets are impaired. In determining if an impairment has occurred, we consider the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. If the carrying value of a bitcoin exceeds that lowest price at any time during the quarter, an impairment loss is deemed to have occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of bitcoin will not affect the carrying value of our bitcoin. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculate the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale.

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

At December 31, 2021, we carried $2.850 billion of digital assets on our balance sheet, consisting of approximately 124,391 bitcoins and reflecting $901.3 million in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $63.4 million in cash and cash equivalents, compared to a carrying value of $1.054 million of digital assets, consisting of approximately 70,469 bitcoins, and $59.7 million in cash and cash equivalents at December 31, 2020. Digital asset impairment losses of $830.6 million incurred during the year ended December 31, 2021 represented 69.0% of our operating expenses, compared to $70.7 million in digital asset impairment losses representing 17.5% of our operating expenses in the year ended December 31, 2020, contributing to our net loss of $535.5 million for the year ended December 31, 2021 compared to net loss of $7.5 million for the year ended December 31, 2020.

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

Another reason for the substantial premium to NAV exhibited by the trading prices of shares of some bitcoin investment vehicles is that such vehicles operate in a manner similar to closed-end investment funds as opposed to exchange-traded funds (“ETFs”) and therefore do not continuously offer to create and redeem their shares at NAV in exchange for bitcoin. Although several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV, the SEC has generally declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. However, in October 2021, the SEC permitted the listing of the ProShares Bitcoin Strategy ETF (the “ProShares ETF”), an ETF that invests primarily in bitcoin futures contracts. Although this ETF allows investors to obtain managed exposure to bitcoin futures contracts, it does not invest directly in bitcoin. As a result, it is unclear as to whether or to what extent the existence of this ETF or other ETFs that invest in bitcoin futures contracts that may be listed in the future will have on any premium over the value of our bitcoin holdings that may be included in the value of our class A common stock. Shortly after the listing of the ProShares ETF, the SEC permitted the listing of the Valkyrie Bitcoin Strategy ETF (the “Valkyrie ETF”), another ETF that invests primarily in bitcoin futures contracts.

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

We may consider issuing debt or other financial instruments that may be collateralized by our bitcoin holdings and may consider strategies to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to counterparties. To the extent that we enter into bitcoin-related transactions beyond simply acquiring and holding bitcoin, such transactions subject us to additional regulatory compliance requirements, including federal and state money services regulations, money transmitter licensing requirements and various commodity laws and regulations.

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

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of February 14, 2022, we held approximately 125,051 bitcoins that were acquired at an aggregate purchase price of $3.777 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. If there is a significant decrease in the price of bitcoin, we will experience a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

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

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange (our principal market), although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Nonetheless, a successful security breach or cyberattack could result in:

•	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our bitcoin;
•	harm to our reputation and brand;
•	improper disclosure of data and violations of applicable data privacy and other laws; or
•	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, whether or not we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of bitcoin networks to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures.

Further, there has been an increase in such activities as a result of the COVID-19 pandemic. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

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

In light of the significant amount of bitcoin we hold, we are continuing to seek a greater degree of diversification in the use of custodial services as the extent of potential risk of loss is dependent, in part, on the degree of diversification. As of December 31, 2021, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin.

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

A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to service our indebtedness

As a result of our bitcoin acquisition strategy and our Treasury Reserve Policy, the majority of our assets are concentrated in our bitcoin holdings. The concentration of our assets in bitcoin limits our ability to mitigate risk that could otherwise be achieved by purchasing a more diversified portfolio of treasury assets. Accordingly, if there is a significant decrease in the market price of bitcoin, the market value of our bitcoin holdings will experience a significant decline, which may have a material adverse effect on our financial condition. Any material adverse effect on our financial condition caused by a significant decline in the market value of our bitcoin holdings may create liquidity and credit risks for our business operations, as we would have limited means to obtain cash beyond the revenues generated by our enterprise analytics software business. To the extent that the cash generated by our enterprise analytics software business is insufficient to satisfy our debt service obligations, and to the extent that the liquidation of our bitcoin holdings would be insufficient to satisfy our debt service obligations, we may be unable to make scheduled payments on our current or future indebtedness, which could cause us to default on our debt obligations. Any default on our current or future indebtedness may have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” for additional details about the risks which may impact us if we are unable to service our indebtedness.

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

A substantial customer shift in the deployment of the MicroStrategy platform from a product license model to a cloud subscription model could result in higher future rates of attrition of customers from the MicroStrategy platform and could affect the timing of revenue recognition, reduce product licenses and product support revenues, and materially adversely affect our operating results, and our ability to accelerate our cloud strategy could be negatively impacted by any inability to provide necessary sales and engineering support

We offer our analytics platform in the form of a product license or a cloud subscription.  Given that it is relatively easy for customers to migrate on and off our cloud subscription platform, a substantial shift among our customers toward our cloud platform could result in higher future rates of attrition among our customers.  In addition, the payment streams and revenue recognition timing for our product licenses are different from those for our cloud subscriptions.  For product licenses, customers typically pay us a lump sum soon after entering into a license agreement, and we typically recognize product licenses revenue when control of the license is transferred to the customer.  For cloud subscriptions, customers typically make periodic payments over the subscription period and we recognize subscription services revenues ratably over the subscription period.  As a result, if a substantial number of current customers shift to, or new customers purchase, cloud subscriptions instead of product licenses, the resulting change in payment terms and revenue recognition may result in our recognizing less revenue in the reporting period in which the sale transactions are consummated than has been the case in prior periods, with more revenue being recognized in future periods.  This change in the timing of revenue recognition could materially adversely affect our operating results and cash flows for the periods during which such a shift or change in purchasing occurs.  Accordingly, in any particular reporting period, cloud subscription sales could negatively impact product license sales to our existing and prospective customers, which could reduce product licenses and product support revenues.   Finally, our ability to accelerate our cloud strategy could be negatively impacted by any inability to provide necessary sales and sales engineering support, including the support of channel partners, our internal sales team, and digital marketing.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings.  For the year ended December 31, 2021, transactions by channel partners for which we recognized revenue accounted for 32.0% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships.  Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings.  If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $217.9 million as of December 31, 2021.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $49.7 million of other remaining performance obligations as of December 31, 2021, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet.  As with deferred revenue and advanced payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the year ended December 31, 2021, our top three product licenses transactions with recognized revenue totaled $12.6 million, or 12.4% of total product licenses revenues, compared to $15.3 million, or 17.6% of total product licenses revenues, for the year ended December 31, 2020.

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

Some of our competitors have longer operating histories, more focused business strategies and significantly greater financial, technical, and marketing resources than we do.  As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and marketing of their offerings than we can, such as offering certain analytics products free of charge when bundled with other products.  In addition, many of our competitors have strong relationships with current and potential customers, extensive industry and specialized business knowledge, and corresponding proprietary technologies that they can leverage. As a result, they may be able to prevent us from penetrating new accounts or expanding existing accounts.

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

The nature of our software makes it particularly susceptible to undetected errors, bugs, or security vulnerabilities, which could cause problems with how the software performs and, in turn, reduce demand for our software, reduce our revenue, and lead to litigation claims against us

Despite extensive testing by us and our current and potential customers, we have in the past discovered software errors, bugs, or security vulnerabilities (including the log4j vulnerability which surfaced in December 2021 and affected companies worldwide) in our offerings after commercial shipments began and they may be found in future offerings or releases. This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect on our business, operating results, and financial condition.  We may also need to expend resources and capital to correct these defects if they occur.

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

Although our total revenues for the year ended December 31, 2021 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

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

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 44.0%, 41.9%, and 43.7% of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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

Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results, and cash flows. For example, we may face heightened risks in connection with our international operations as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”  The future effects of Brexit are uncertain and will depend on the implementation of the Trade and Cooperation Agreement between the United Kingdom and the European Union and any other future agreements the United Kingdom may make to retain access to European Union markets.  Brexit could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the European Union. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate.  Recently, the United States has put in place higher tariffs and other trade restrictions and signaled that it may additionally alter trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened or put into place retaliatory tariffs of their own. These tariffs and any further escalation of protectionist trade measures could adversely affect the markets in which we sell our offerings and, in turn, our business, financial condition, operating results, and cash flows and it is unclear to what extent the Biden administration will work to reverse such measures in the future or pursue similar policy initiatives imposed by the prior administration or make additional changes to U.S. trade policy that may result in  further impacts on our business.

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

Moreover, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions. Our failure to comply with these laws and regulations has exposed, and may in the future expose, us to fines and penalties. These laws and regulations include anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, local laws prohibiting corrupt payments to government officials, and local laws relating to procurement, contracting, and antitrust. These laws and regulations also include import and export requirements and economic and trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce based on U.S. foreign policy and national security goals against targeted foreign states, organizations, and individuals.  Although we have implemented policies and procedures designed to help ensure compliance with these laws, our employees, channel partners, and other persons with whom we do business may take actions in violation of our policies or these laws. For example, following an internal review initiated in 2018, we believe our Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities. Any violation of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to sell our offerings to one or more countries, and could also materially damage our reputation and our brand.

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

Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, localization, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations, contractual obligations, or applicable privacy policies, could materially adversely affect our business

Aspects of our business involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies, contractual obligations, and U.S. and foreign laws, regulations, and directives relating to privacy and data protection. We store a substantial amount of customer and employee data, including personal data, on our networks and other systems and the cloud environments we manage. In addition, the types of data subject to protection as personal data in the European Union, China, the United States, and elsewhere have been expanding. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, biometric, genetic, financial services, and children’s data, precise location data, and data regarding a person’s race or ethnic origins, political opinions, or religious beliefs. For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which can provide for civil and criminal penalties for noncompliance. Entities (such as us) that engage in creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are subject to enforcement under HIPAA.  Our access to protected health information triggers obligations to comply with certain privacy rules and data security requirements under HIPAA.

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

Various U.S. and foreign government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business. In the European Union, GDPR took effect in May 2018.  GDPR establishes requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to €20,000,000 or 4% of global annual revenue, whichever is higher, and establishes a private right of action.  Furthermore, a new ePrivacy Regulation, regulating electronic communications, was proposed in 2017 and is under consideration by the European Commission, the European Parliament, and the European Council. More recently, the Court of Justice of the European Union (“CJEU”) invalidated the U.S.-EU Privacy Shield in July 2020.  The U.S.-EU Privacy Shield provided a mechanism to lawfully transfer personal data from the European Union to the United States and certain other countries.  In the wake of the invalidation of the U.S.-EU Privacy Shield, we have transitioned to reliance on the EU Standard Contractual Clauses (“SCCs”) to lawfully transfer certain personal data from the European Union to the United States. The rules involving this alternative data transfer option are also undergoing revision and this transfer mechanism may also be declared invalid (or require us to change our business practices) in the future, requiring us to provide an alternative means of data transfer. In addition, the required terms for contracts containing SCCs along with recommended supplemental provisions are changing and may require us to assume additional obligations, otherwise inhibit or restrict our ability to undertake certain activities, or incur additional costs related to data protection.

In addition, in June 2021, the European Data Protection Board (“EDPB”) issued a new set of SCCs and formal recommendations on measures to ensure compliance with the EU data protection requirements when transferring personal data outside of the European Economic Area (the “EDPB Recommendations”). The new SCCs place obligations on us in relation to government authorities’ access requests in respect of personal data transferred under the SCCs. The EDPB Recommendations are designed to be read in tandem with the new SCCs and set out new requirements for organizations to assess third countries and identify appropriate supplementary data protection and security measures to be implemented on a case-by-case basis where needed.

The rules involving this alternative SCC data transfer option are continually undergoing revision and this transfer mechanism may also be declared invalid (or require us to change our business practices) in the future, requiring us to provide an alternative means of data transfer or implement significant changes in our data security and protection practices. In addition, the required terms for contracts containing SCCs along with recommended supplemental provisions are changing and may require us to assume additional obligations, otherwise inhibit or restrict our ability to undertake certain activities, or incur additional costs related to data protection.

Similar requirements are also coming into force in other countries. Brazil enacted the Lei Geral de Proteção de Dados (the “Brazilian General Data Protection Law”), which became effective in August 2020 and imposes requirements largely similar to GDPR on products and services offered to users in Brazil. In China, we may also be subject to the Cybersecurity Law that went into effect in June 2017 and the revision of the Personal Information Security Specification that went into effect in October 2020, which have broad but uncertain application and impose a number of new privacy and data security obligations. China also adopted new legislation on the protection of privacy and personal data in November 2021, including the Personal Information Protection Law and Data Security Law that impose new data processing obligations on us. Under these new regulations, if an entity operating in China violates the law, regulators may order it to take corrective actions, issue warnings, confiscate illegal income, suspend services, revoke operating permits or business licenses, or issue a fine. The fine can be up to ¥50 million or 5 percent of an organization’s annual revenue for the prior financial year. Other countries are considering new or expanded laws governing privacy and data security that may impact our business practices.  These developments, including in China, may impact our activities with our customers, other MicroStrategy entities and vendors, and require us to take appropriate steps in light of data transfers between the U.S. and the EU (and the UK), as well as transfers and onward transfers of personal data from the EU to other non-EU countries.

The state of California has also adopted a comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020.  We may be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a privacy law, the California Privacy Rights Act (“CPRA”), which amends the CCPA to create privacy rights and obligations in California. Virginia and Colorado have passed laws similar to the CCPA and several other states are considering bills similar to the CCPA or other generally applicable privacy laws that may impose additional costs and obligations on us.

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

We, and our service providers, may experience and have experienced attempts by third parties to identify and exploit software and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’ or service providers’ cloud environments, networks, and other systems. Security measures that we or our third-party service providers have implemented may not be effective against all current or future security threats, including any potential threats from the exploitation of the log4j vulnerability. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate, detect, or mitigate attempted security breaches and implement adequate preventative measures.

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

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $409.49 as of February 14, 2022. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	fluctuations in the price of bitcoin, of which we have significant holdings, and in which we expect we will continue to make significant purchases and announcements about our transactions in bitcoin;
•	regulatory, commercial and technical developments related to bitcoin or the bitcoin blockchain;
•	quarterly variations in our results of operations or those of our competitors;
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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of February 1, 2022, holders of our class B common stock owned 1,964,025 shares of class B common stock, or 67.8% of the total voting power.  As of February 1, 2022, Mr. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, beneficially owned 1,961,668 shares of class B common stock, or 67.7% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of December 31, 2021, we had $1.7 billion aggregate principal amount of indebtedness under the Convertible Notes and $500.0 million aggregate principal amount of indebtedness under the 2028 Secured Notes.

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

We may be required to repay the 2028 Secured Notes prior to their stated maturity date, if the springing maturity feature is triggered

The 2028 Secured Notes have a stated maturity date of June 15, 2028, but include a springing maturity feature that will cause the stated maturity date to spring ahead to the date that is 91 days prior to the existing maturity date of the 2025 Convertible Notes (which is September 15, 2025), the 2027 Convertible Notes (which is November 16, 2026), or the maturity date of any future convertible debt that we may issue that is then outstanding, unless on such dates we meet specified liquidity requirements or less than $100,000,000 of aggregate principal amount of the 2025 Convertible Notes, the 2027 Convertible Notes, or such future convertible debt, as applicable, remains outstanding.  If such springing maturity feature is triggered, we will be required to pay all amounts outstanding under the 2028 Secured Notes sooner than they would otherwise be due, we may not have sufficient funds available to pay such amounts at that time, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

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

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the 2028 Secured Notes and the Convertible Notes, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the 2028 Secured Notes and the Convertible Notes, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the 2028 Secured Notes and the Convertible Notes. Our MacroStrategy LLC subsidiary that holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes and the bitcoin that we acquired from the proceeds of the Open Market Offering is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs. MacroStrategy LLC holds digital assets that as of December 31, 2021 had a carrying value of $2.458 billion on our Consolidated Balance Sheet, representing 69.1% of our consolidated total assets at such date. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

As of December 31, 2021, we leased approximately 214,000 square feet of office space at a location in Northern Virginia that serves as our corporate headquarters. This lease provides for certain tenant allowances and incentives and will expire in December 2030.  In December 2020, we exercised an option to early terminate approximately 24,000 square feet of space at our corporate headquarters at the beginning of January 2022.

In addition, we lease offices in U.S. and foreign locations for our services and support, sales and marketing, research and development, and administrative personnel. As of December 31, 2021, we leased approximately 26,000 square feet of office and other space in the United States, in addition to our corporate headquarters, and approximately 105,000 square feet of office space in various foreign locations.

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

Our class A common stock is traded on the Nasdaq Global Select Market under the symbol “MSTR.”  There is no established public trading market for our class B common stock. As of February 1, 2022, there were approximately 1,028 stockholders of record of our class A common stock and two stockholders of record of our class B common stock.

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

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 – October 31, 2021	0	N/A	0	$209,137,964
November 1, 2021 – November 30, 2021	0	N/A	0	$209,137,964
December 1, 2021 – December 31, 2021	0	N/A	0	$209,137,964
Total:	0	N/A	0	$209,137,964

(1)

On July 28, 2005, we announced that the Board of Directors authorized us to repurchase up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “Share Repurchase Program”). The Share Repurchase Program was subsequently amended to authorize us to repurchase up to an aggregate of $800.0 million of our class A common stock through April 29, 2023, although the program may be suspended or discontinued by us at any time.  The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be funded using our working capital, as well as proceeds from any other funding arrangements that we may enter into in the future.  As of December 31, 2021, pursuant to the Share Repurchase Program, we had repurchased an aggregate of 5,674,226 shares of our class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million.  As of December 31, 2021, $209.1 million of our class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

Performance Graph

The following graph compares the cumulative total stockholder return on our class A common stock from December 30, 2016 (the last trading day before the beginning of our fifth preceding fiscal year) to December 31, 2021 (the last trading day of the fiscal year ended December 31, 2021) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Composite Index”) and (ii) the Nasdaq Computer Index.  The graph assumes the investment of $100.00 on December 30, 2016 in our class A common stock, the Nasdaq Composite Index, and the Nasdaq Computer Index, and assumes that any dividends are reinvested. Measurement points are December 30, 2016, December 29, 2017, December 31, 2018, December 31, 2019, December 31, 2020, and December 31, 2021.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/30/2016
12/29/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
MicroStrategy Incorporated
NASDAQ Composite Index
NASDAQ Computer Index

	12/30/16	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21
MicroStrategy Incorporated	$100.00	$66.51	$64.72	$72.25	$196.83	$275.82
Nasdaq Composite Index	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
Nasdaq Computer Index	$100.00	$140.38	$136.70	$207.72	$311.54	$429.48

NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

NOTE: Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Analysis for the Year Ended December 31, 2019

Management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019, including comparison of our results for the years ended December 31, 2020 and 2019, is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Business Overview

MicroStrategy pursues two corporate strategies in the operation of its business. One strategy is to acquire and hold bitcoin and the other strategy is to grow our enterprise analytics software business. We believe that undertaking these two, interdependent corporate strategies serves as a key differentiator for our business, as our bitcoin acquisition strategy has raised our profile with potential software customers while our enterprise analytics software business has provided stable cash flows that allow us to acquire and hold bitcoin for the long-term.

We pursue, as part of our overall corporate strategy, a strategy of acquiring bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities in capital raising transactions with the objective of using the proceeds to purchase bitcoin. We view our bitcoin holdings as long-term holdings, and we do not plan to engage in regular trading of bitcoin and have not hedged or otherwise entered into derivative contracts with respect to our bitcoin holdings, though we may sell bitcoin in future periods as needed to generate cash for treasury management and other general corporate purposes. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to conduct debt or equity financings to purchase additional bitcoin.

We believe that bitcoin is attractive because it can serve as a store of value, supported by a robust and public open source architecture, that is untethered to sovereign monetary policy and can therefore serve as a hedge against inflation.  We also believe that bitcoin offers additional opportunity for appreciation in value with increasing adoption due to its limited supply.  In addition, we believe that our bitcoin acquisition strategy is complementary to our enterprise analytics software and services business, as we believe that our bitcoin and related activities in support of the bitcoin network enhance awareness of our brand and can provide opportunities to secure new customers for our analytics offerings. We are also exploring opportunities to apply bitcoin related technologies such as blockchain analytics into our software offerings.

As of February 14, 2022, we hold approximately 125,051 bitcoin that were acquired at an aggregate purchase price of $3.777 billion and an average purchase price of approximately $30,200 per bitcoin, inclusive of fees and expenses.

We are also a global leader in enterprise analytics software and services. Our vision is to enable Intelligence Everywhere. The MicroStrategy platform brings together data from our customers’ enterprise applications, such as their financial systems, human resources systems, and supply chain and customer relationship management tools, to provide analytics for actionable insights.  Customers can also use our consulting and education offerings to harness MicroStrategy’s innovative technology and empower their people to make better, faster decisions.

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

During 2020 and 2021, we issued the following debt and equity securities to raise capital to purchase bitcoin, which issuances are further described in the “Convertible Senior Notes and 2028 Senior Secured Notes” and “Open Market Sale Agreement” sections under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	$650.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) issued in December 2020;
•

$1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes” and, together with the 2025 Convertible Notes, the “Convertible Notes”) issued in February 2021;

•	$500.0 million aggregate principal amount of 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”) issued in June 2021; and
•	1,413,767 shares of class A common stock issued during 2021, for aggregate gross proceeds of $1.0 billion pursuant to our Open Market Sale Agreement with Jefferies LLC, as agent (“Jefferies”).

The following table presents a rollforward of our bitcoin holdings, including additional information related to our bitcoin purchases and digital asset impairment losses within the respective periods. We have not sold any of our bitcoin as of the date of this Annual Report.

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2019		$0	$0	$0	0	n/a
Digital asset purchases	(a)	1,125,000		1,125,000	70,469	15,964
Digital asset impairment losses			(70,698)	(70,698)
Balance at December 31, 2020		$1,125,000	$(70,698)	$1,054,302	70,469	$15,964
Digital asset purchases	(b)	2,626,529		2,626,529	53,922	48,710
Digital asset impairment losses			(830,621)	(830,621)
Balance at December 31, 2021		$3,751,529	$(901,319)	$2,850,210	124,391	$30,159
(a)	During 2020, we purchased bitcoin using $634.7 million in net proceeds from our issuance of the 2025 Convertible Notes and excess cash, including cash from the liquidation of short-term investments.
(b)

During 2021, we purchased bitcoin using $1.026 billion in net proceeds from our issuance of the 2027 Convertible Notes, $990.5 million in net proceeds from our sale of 1,413,767 shares of class A common stock offered under the Open Market Sale Agreement, $487.2 million in net proceeds from our issuance of the 2028 Secured Notes, and excess cash.

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective year, as further defined below:

	Approximate Number of Bitcoins Held at End of Year	Lowest Market Price Per Bitcoin During Year (a)	Market Value of Bitcoin Held at End of Year Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Year (c)	Market Value of Bitcoin Held at End of Year Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Year (e)	Market Value of Bitcoin Held at End of Year Using Ending Market Price (in thousands) (f)
December 31, 2019	0	n/a	n/a	n/a	n/a	n/a	n/a
December 31, 2020	70,469	$8,905.84	$627,586	$29,321.90	$2,066,285	$29,181.00	$2,056,356
December 31, 2021	124,391	$27,678.00	$3,442,894	$69,000.00	$8,582,979	$45,879.97	$5,707,055
(a)

The "Lowest Market Price Per Bitcoin During Year" represents the lowest market price for one bitcoin reported on the Coinbase exchange during the respective year, without regard to when we purchased any of our bitcoin. For the year ended December 31, 2020, the lowest market price reported in the above table reflects the lowest market price for one bitcoin reported on the Coinbase exchange during the period July 1, 2020 (the beginning of the first quarterly period that we purchased and held bitcoin) to December 31, 2020.

(b)

The "Market Value of Bitcoin Held Using Lowest Market Price" represents a mathematical calculation consisting of the lowest market price for one bitcoin reported on the Coinbase exchange during the respective year (or for 2020, during the period July 1, 2020 to December 31, 2020) multiplied by the number of bitcoins held by us at the end of the applicable year.

(c)

The "Highest Market Price Per Bitcoin During Year" represents the highest market price for one bitcoin reported on the Coinbase exchange during the respective year, without regard to when we purchased any of our bitcoin. For the year ended December 31, 2020, the highest market price reported in the above table reflects the highest market price for one bitcoin reported on the Coinbase exchange during the period July 1, 2020 to December 31, 2020.

(d)

The "Market Value of Bitcoin Held Using Highest Market Price" represents a mathematical calculation consisting of the highest market price for one bitcoin reported on the Coinbase exchange during the respective year (or for 2020, during the period July 1, 2020 to December 31, 2020) multiplied by the number of bitcoins held by us at the end of the applicable year.

(e)	The "Market Price Per Bitcoin at End of Year" represents the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective year.
(f)

The "Market Value of Bitcoin Held at End of Year Using Ending Market Price" represents a mathematical calculation consisting of the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective year multiplied by the number of bitcoins held by us at the end of the applicable year.

The amounts reported as “Market Value” in the above table represent only a mathematical calculation consisting of the price for one bitcoin reported on the Coinbase exchange (our principal market) in each scenario defined above multiplied by the number of bitcoins held by us at the end of the applicable year.  The Securities and Exchange Commission has previously stated that there has not been a demonstration that (i) bitcoin and bitcoin markets are inherently resistant to manipulation or that the spot price of bitcoin may not be subject to fraud and manipulation; and (ii) adequate surveillance-sharing agreements with bitcoin-related markets are in place, as bitcoin-related markets are either not significant, not regulated, or both.  Accordingly, the Market Value amounts reported above may not accurately represent fair market value, and the actual fair market value of our bitcoin may be different from such amounts and such deviation may be material. Moreover, (i) the bitcoin market historically has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network and (ii) we may not be able to sell our bitcoins at the Market Value amounts indicated above, at the market price as reported on the Coinbase exchange (our principal market) on the date of sale, or at all.

Our digital asset impairment losses have significantly contributed to our operating expenses and net loss. During 2021, digital asset impairment losses of $830.6 million represented 69.0% of our operating expenses, contributing to our net loss of $535.5 million for 2021, compared to digital asset impairment losses of $70.7 million during 2020, representing 17.5% of our operating expenses and contributing to our net loss of $7.5 million for 2020.

As of February 14, 2022, we held approximately 125,051 bitcoins that were acquired at an aggregate purchase price of $3.777 billion and an average purchase price of approximately $30,200 per bitcoin, inclusive of fees and expenses. As of February 14, 2022, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $42,202.99.

Impact of COVID-19 on Our Software Strategy

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in the development and distribution of vaccines. It has continued to disrupt global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally and there is uncertainty as to when these disruptions will fully subside.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the years ended December 31, 2021 and 2020 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

We have adapted our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and cancelling or shifting our customer, employee, and industry events to a virtual-only format for the foreseeable future. Our sales and marketing expenses decreased significantly since December 31, 2019, as we adapted to the challenges of selling in the current depressed macroeconomic environment, adopted virtual sales and marketing practices, and streamlined our team to sell in this new environment.

We have received, and may continue to receive, government assistance from various relief packages available in countries where we operate.   For example, in the United States, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 to provide broad-based economic relief to various sectors of the U.S. economy through a variety of means, including payroll and income tax deferrals and employee retention credits. In the Asia Pacific region, government assistance provided to us during 2020 was primarily in the form of employer payroll tax exemptions. We deferred payment of $4.6 million of our employer portion of U.S. social security taxes accrued through December 31, 2020, half of which we paid as of December 31, 2021 and the remainder of which we expect to pay by December 31, 2022. Where taxes payable to government entities have been deferred to a later date, no reduction of expenses has been recorded.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Revenues
Product licenses	$101,804	$86,743
Subscription services	43,069	33,082
Total product licenses and subscription services	144,873	119,825
Product support	281,209	284,434
Other services	84,680	76,476
Total revenues	510,762	480,735
Cost of revenues
Product licenses	1,721	2,293
Subscription services	16,901	14,833
Total product licenses and subscription services	18,622	17,126
Product support	19,254	23,977
Other services	54,033	49,952
Total cost of revenues	91,909	91,055
Gross profit	418,853	389,680
Operating expenses
Sales and marketing	160,141	148,910
Research and development	117,117	103,561
General and administrative	95,501	80,136
Digital asset impairment losses	830,621	70,698
Total operating expenses	1,203,380	403,305
Loss from operations	$(784,527)	$(13,625)

We have incurred and may continue to incur significant impairment losses on our digital assets and we may recognize gains upon sale of our digital assets in the future, which would be presented net of any impairment losses within operating expenses. In addition, we base our internal operating expense forecasts on expected revenue trends and strategic objectives in our enterprise analytics software business.  Many of our expenses, such as office leases and certain personnel costs, are relatively fixed.  Accordingly, any decrease in the price of bitcoin during any quarter, any sales by us of our bitcoin at prices above their then current carrying costs or any shortfall in revenue in our software business may cause significant variation in our operating results.  We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance.

Share-based Compensation Expense

As discussed in Note 11, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock, restricted stock units, and certain other stock-based awards under our 2013 Equity Plan, as well as opportunities for eligible employees to purchase shares of our class A common stock under our 2021 Employee Stock Purchase Plan (the “2021 ESPP”).  Share-based compensation expense (in thousands) from these awards was recognized in the following cost of revenues and operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2021	2020
Cost of subscription services revenues	$282	$75
Cost of product support revenues	1,176	155
Cost of consulting revenues	799	23
Cost of education revenues	112	202
Sales and marketing	12,875	1,609
Research and development	10,757	2,740
General and administrative	18,125	6,349
Total share-based compensation expense	$44,126	$11,153

The $33.0 million increase in share-based compensation expense during 2021, as compared to the prior year, is primarily due to the continued expansion of our equity award programs worldwide and an overall increase in the fair value of new awards during 2021, driven primarily by the increase in the market value of our class A common stock. As of December 31, 2021, we estimated that an aggregate of approximately $143.8 million of additional share-based compensation expense associated with the 2013 Equity Plan and the 2021 ESPP will be recognized over a remaining weighted average period of 3.1 years.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of our share-based compensation expense, (ii) non-GAAP net loss and non-GAAP diluted loss per share that exclude the impact of our share-based compensation expense, interest expense arising from the amortization of debt issuance costs and (in 2020, before the adoption of Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)) the debt discount on our long-term debt, and related income tax effects, and (iii) certain non-GAAP constant currency revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis.  The first supplemental financial measure excludes a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment and the resulting share-based compensation expense could vary significantly in comparison to other companies.  The second set of supplemental financial measures excludes the impact of (i) share-based compensation expense, (ii) non-cash interest expense arising from the amortization of debt issuance costs and (in 2020, before the adoption of ASU 2020-06) the debt discount related to our long-term debt, and (iii) related income tax effects.  The third set of supplemental financial measures excludes changes resulting from fluctuations in foreign currency exchange rates so that results may be compared to the same period in the prior year on a non-GAAP constant currency basis.  We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP loss from operations, which excludes the impact of share-based compensation expense, to its most directly comparable GAAP measures (in thousands) for the periods indicated:

	Years Ended December 31,
	2021	2020
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(784,527)	$(13,625)
Share-based compensation expense	44,126	11,153
Non-GAAP loss from operations	$(740,401)	$(2,472)

The following are reconciliations of our non-GAAP net loss and non-GAAP diluted loss per share, in each case excluding the impact of (i) share-based compensation expense, (ii) interest expense arising from the amortization of debt issuance costs and (in 2020, before the adoption of ASU 2020-06) the debt discount on our long-term debt, and (iii) related income tax effects to their most directly comparable GAAP measures (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2021	2020
Reconciliation of non-GAAP net loss:
Net loss	$(535,480)	$(7,524)
Share-based compensation expense	44,126	11,153
Interest expense arising from amortization of debt issuance costs and debt discount	7,201	1,543
Income tax effects (1)	(47,976)	(5,656)
Non-GAAP net loss	$(532,129)	$(484)

Reconciliation of non-GAAP diluted loss per share (2):
Diluted loss per share	$(53.44)	$(0.78)
Share-based compensation expense (per diluted share)	4.40	1.15
Interest expense arising from amortization of debt issuance costs and debt discount (per diluted share)	0.72	0.16
Income tax effects (per diluted share)	(4.79)	(0.58)
Non-GAAP diluted loss per share	$(53.11)	$(0.05)

(1)

Income tax effects reflect the net tax effects of share-based compensation expense, which includes tax benefits on exercises of stock options and vesting of share-settled restricted stock units, and interest expense for amortization of debt issuance costs and debt discount.

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

	Years Ended
	December 31,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$101,804	$(858)	$102,662	$86,743	17.4%	18.4%
Subscription services revenues	43,069	519	42,550	33,082	30.2%	28.6%
Product support revenues	281,209	3,816	277,393	284,434	-1.1%	-2.5%
Other services revenues	84,680	1,118	83,562	76,476	10.7%	9.3%
Cost of product support revenues	19,254	33	19,221	23,977	-19.7%	-19.8%
Cost of other services revenues	54,033	341	53,692	49,952	8.2%	7.5%
Sales and marketing expenses	160,141	323	159,818	148,910	7.5%	7.3%
Research and development expenses	117,117	1,586	115,531	103,561	13.1%	11.6%
General and administrative expenses	95,501	276	95,225	80,136	19.2%	18.8%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2020	2020	2020	2019	2020	2020
Product licenses revenues	$86,743	$(1,227)	$87,970	$87,471	-0.8%	0.6%
Subscription services revenues	33,082	121	32,961	29,394	12.5%	12.1%
Product support revenues	284,434	(358)	284,792	292,035	-2.6%	-2.5%
Other services revenues	76,476	304	76,172	77,427	-1.2%	-1.6%
Cost of product support revenues	23,977	(142)	24,119	28,317	-15.3%	-14.8%
Cost of other services revenues	49,952	(347)	50,299	54,365	-8.1%	-7.5%
Sales and marketing expenses	148,910	(2,184)	151,094	191,235	-22.1%	-21.0%
Research and development expenses	103,561	42	103,519	109,423	-5.4%	-5.4%
General and administrative expenses	80,136	(444)	80,580	86,697	-7.6%	-7.1%

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a description of our significant accounting policies. As described in Note 2, the preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results and outcomes could differ from these estimates and assumptions.

Critical accounting estimates involve a significant level of estimation uncertainty and are estimates that have had or are reasonably likely to have a material impact on our financial condition or results of operations. We consider certain estimates and judgments related to revenue recognition to be critical accounting estimates for us, as discussed further below.

Revenue Recognition

See Note 2(n), Summary of Significant Accounting Policies – Revenue Recognition, to the Consolidated Financial Statements for information regarding our significant accounting policies over revenue recognition.

Many of our contracts with customers include multiple performance obligations, and we make estimates and judgments to allocate the transaction price to each performance obligation based on an observable or estimated standalone selling price (“SSP”). The SSP is the price, or estimated price, of the software or service when sold on a standalone basis at contract inception. We consider our evaluation of SSP to be a critical accounting estimate.

An observable price of a good or service sold separately provides the best evidence of SSP.  However, in many situations, SSP will not be readily observable, but must still be estimated using reasonably available information.  We have observable standalone selling prices of our product support, consulting services, and education services, and therefore use historical transaction data on a standalone basis, along with our judgment, to establish SSP ranges for each of these services, as described in Note 2(n). However, SSP is not directly observable for product licenses (product licenses are not sold on a standalone basis and pricing is highly variable) and subscription services (the selling price of subscription services is highly variable), and we use a residual approach to establish SSP for these revenue streams. As such, the establishment of SSP of our product support, consulting services, and education services directly impacts the amount of product licenses and subscription services revenues recognized, and therefore also impacts the overall timing of revenue recognition.

We review and analyze the SSP ranges we have established for product support, consulting services, and education services semi-annually, and these SSP ranges have not changed significantly since adopting Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its subsequent amendments (“ASU 2014-09”) effective January 1, 2018.  We also perform analyses on a semi-annual basis using historical pricing data for both product license and subscription services transactions to assess whether the selling price is highly variable in order to support our conclusion that the residual method to estimate SSP of our product licenses and subscription services is a fair allocation of the transaction price. We have maintained our conclusion that the residual method is appropriate for our product licenses and subscription services since adopting ASU 2014-09.

In the future, SSP for our software and services could be impacted by various factors, including potential changes in our pricing practices, customer demand for our products and services, and various market or economic conditions. However, we consider the risk of significant volatility in our established SSP to be small given our historical transaction experience and internal processes to monitor SSP ranges on an ongoing basis and work with management in the event a trend that could impact the future ranges is detected.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2021	2020	% Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$54,107	$51,504	5.1%
International	47,697	35,239	35.4%
Total product licenses revenues	101,804	86,743	17.4%
Subscription Services
Domestic	31,306	24,684	26.8%
International	11,763	8,398	40.1%
Total subscription services revenues	43,069	33,082	30.2%
Total product licenses and subscription services revenues	$144,873	$119,825	20.9%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Years Ended December 31,
	2021	2020
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	13	10
Between $0.5 million and $1.0 million in licenses revenue recognized	19	18
Total	32	28
Domestic:
More than $1.0 million in licenses revenue recognized	10	8
Between $0.5 million and $1.0 million in licenses revenue recognized	11	10
Total	21	18
International:
More than $1.0 million in licenses revenue recognized	3	2
Between $0.5 million and $1.0 million in licenses revenue recognized	8	8
Total	11	10

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Years Ended December 31,
	2021	2020	% Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$26,838	$25,599	4.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	12,809	12,096	5.9%
Less than $0.5 million in licenses revenue recognized	62,157	49,048	26.7%
Total	101,804	86,743	17.4%
Domestic:
More than $1.0 million in licenses revenue recognized	18,391	20,108	-8.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	7,364	6,568	12.1%
Less than $0.5 million in licenses revenue recognized	28,352	24,828	14.2%
Total	54,107	51,504	5.1%
International:
More than $1.0 million in licenses revenue recognized	8,447	5,491	53.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	5,445	5,528	-1.5%
Less than $0.5 million in licenses revenue recognized	33,805	24,220	39.6%
Total	$47,697	$35,239	35.4%

Product licenses revenues increased $15.1 million during 2021, as compared to the prior year. For the years ended December 31, 2021 and 2020, product licenses transactions with more than $0.5 million in recognized revenue represented 38.9% and 43.5%, respectively, of our product licenses revenues.  During 2021, our top three product licenses transactions totaled $12.6 million in recognized revenue, or 12.4% of total product licenses revenues, compared to $15.3 million, or 17.6% of total product licenses revenues, during 2020.

Domestic product licenses revenues.  Domestic product licenses revenues increased $2.6 million during 2021, as compared to the prior year, primarily due to an increase in the average deal size of transactions with less than $0.5 million in recognized revenue and an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by a decrease in the average deal size of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues.  International product licenses revenues increased $12.5 million during 2021, as compared to the prior year, primarily due to an increase in the number of transactions with less than $0.5 million in recognized revenue and an increase in the number of transactions with more than $1.0 million in recognized revenue, partially offset by $0.9 million unfavorable foreign currency exchange impact.

Subscription services revenues. Subscription services revenues are derived from MCE, a cloud subscription service, that are recognized ratably over the service period in the contract. Subscription services revenues increased $10.0 million during 2021, as compared to the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, sales contracts with new customers, and a $0.5 million favorable foreign currency exchange impact. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2021	2020	% Change
Product Support Revenues:
Domestic	$161,288	$167,266	-3.6%
International	119,921	117,168	2.3%
Total product support revenues	$281,209	$284,434	-1.1%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $3.2 million during 2021, as compared to the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings, partially offset by a $3.8 million favorable foreign currency exchange impact.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2021	2020	% Change
Other Services Revenues:
Consulting
Domestic	$36,814	$33,021	11.5%
International	42,918	38,324	12.0%
Total consulting revenues	79,732	71,345	11.8%
Education	4,948	5,131	-3.6%
Total other services revenues	$84,680	$76,476	10.7%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased $8.4 million during 2021, as compared to the prior year, primarily due to an increase in billable hours worldwide and a $1.0 million favorable foreign currency exchange impact, partially offset by a decrease in average bill rates and a decrease in billable travel and entertainment expenditures.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues did not materially change during 2021, as compared to the prior year.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2021	2020	% Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,721	$2,293	-24.9%
Subscription services	16,901	14,833	13.9%
Total product licenses and subscription services	18,622	17,126	8.7%
Product support	19,254	23,977	-19.7%
Other services:
Consulting	48,773	42,923	13.6%
Education	5,260	7,029	-25.2%
Total other services	54,033	49,952	8.2%
Total cost of revenues	$91,909	$91,055	0.9%

Cost of product licenses revenues.  Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change during 2021, as compared to the prior year.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Subscription services headcount increased 46.9% to 72 at December 31, 2021 from 49 at December 31, 2020; however, average headcount for the respective periods did not materially change. Cost of subscription services revenues increased $2.1 million during 2021, as compared to the prior year, primarily due to a $2.8 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers, partially offset by a $0.6 million decrease in salaries.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program. Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion.  Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues.  Product support headcount increased 13.0% to 174 at December 31, 2021 from 154 at December 31, 2020. Cost of product support revenues decreased $4.7 million during 2021, as compared to the prior year, primarily due to a $2.8 million decrease in compensation and related costs due to a decrease in product support average staffing levels and a shift in staffing levels to lower cost regions, a $2.4 million decrease in compensation and related costs attributable to non-product support personnel providing a decreased level of Enterprise Support services, and a $0.6 million decrease in facility and other related support costs, partially offset by a $1.0 million net increase in share-based compensation expense. The $1.0 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and an overall increase in the fair value of new awards during 2021.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues.  Consulting headcount increased 5.1% to 413 at December 31, 2021 from 393 at December 31, 2020. Cost of consulting revenues increased $5.9 million during 2021, as compared to the prior year, primarily due to a $4.1 million increase in subcontractor costs, a $2.1 million increase in compensation and related costs attributable to consulting personnel providing a decreased level of Enterprise Support services, and a $0.8 million net increase in share-based compensation expense, partially offset by a $1.0 million decrease in travel and entertainment expenditures primarily attributable to higher expenses during the first quarter of 2020 which was not materially impacted by the COVID-19 pandemic. The $0.8 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and an overall increase in the fair value of new awards during 2021.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs. Education headcount decreased 2.7% to 36 at December 31, 2021 from 37 at December 31, 2020. Cost of education revenues decreased $1.8 million during 2021, as compared to the prior year, primarily due to a $0.8 million decrease in cloud hosting infrastructure costs associated with education offerings that we made available at no charge for a limited time period during the first half of 2020 in response to the COVID-19 pandemic and a $0.6 million decrease in compensation and related costs due to a decrease in average staffing levels.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 1.9% to 470 at December 31, 2021 from 479 at December 31, 2020. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2021	2020	% Change
Sales and marketing expenses	$160,141	$148,910	7.5%

Sales and marketing expenses increased $11.2 million during 2021, as compared to the prior year, primarily due to an $11.3 million net increase in share-based compensation expense, a $10.3 million increase in variable compensation (of which $2.1 million was due to the cancellation of a sales employee awards event in 2020 as a result of the COVID-19 pandemic), and a $0.5 million increase in recruiting costs, partially offset by a $5.5 million decrease in employee salaries due to a decrease in average staffing levels, a $2.9 million decrease in travel and entertainment expenditures primarily attributable to higher expenses during the first quarter of 2020 which was not materially impacted by the COVID-19 pandemic, a $1.4 million decrease in facility and other related support costs, and a $0.5 million decrease in subcontractor costs.  The $11.3 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and the 2021 ESPP and an overall increase in the fair value of new awards during 2021.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Research and development headcount increased 8.9% to 699 at December 31, 2021 from 642 at December 31, 2020. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2021	2020	% Change
Research and development expenses	$117,117	$103,561	13.1%

Research and development expenses increased $13.6 million during 2021, as compared to the prior year, primarily due to an $8.0 million net increase in share-based compensation expense, a $3.1 million increase in variable compensation (of which $0.5 million was due to certain COVID-19-related employer payroll tax exemptions in the Asia Pacific region in 2020), a $1.7 million increase in employee salaries primarily due to periodic wage increases partially offset by a decrease in average staffing levels and a shift in staffing levels to lower cost regions, a $1.4 million gain on partial lease termination of our corporate headquarters lease recorded during the fourth quarter of 2020 and allocated to research and development expenses, and a $0.7 million increase in recruiting costs, partially offset by a $0.9 million decrease in facility and other related support costs.  The $8.0 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and the 2021 ESPP and an overall increase in the fair value of new awards during 2021. Included in research and development expenses for 2021 is an aggregate $1.6 million unfavorable foreign currency exchange impact.

General and administrative expenses.  General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees. General and administrative headcount increased 5.8% to 257 at December 31, 2021 from 243 at December 31, 2020. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2021	2020	% Change
General and administrative expenses	$95,501	$80,136	19.2%

General and administrative expenses increased $15.4 million during 2021, as compared to the prior year, primarily due to an $11.8 million net increase in share-based compensation expense, a $3.5 million increase in legal, consulting, and other advisory costs which includes costs from executing our new bitcoin acquisition strategy in 2021, a $3.1 million increase in custodial fees incurred on our bitcoin holdings, a $0.6 million gain on partial lease termination of our corporate headquarters lease recorded during the fourth quarter of 2020 and allocated to general and administrative expenses, and a $0.5 million increase in cloud hosting infrastructure costs, partially offset by a $3.2 million decrease in compensation and related costs due to a decrease in average staffing levels and a $1.2 million decrease in bad debt expense.  The $11.8 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan and an overall increase in the fair value of new awards during 2021, partially offset by certain awards becoming fully vested.

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

	Years Ended December 31,
	2021	2020	% Change
Digital asset impairment losses	$830,621	$70,698	1,074.9%

We did not sell any of our digital assets during the years ended December 31, 2021 and 2020. We may continue to incur significant digital asset impairment losses in the future. For example, we have incurred at least $163.3 million in digital asset impairment losses during the first quarter of 2022 on bitcoin we held as of December 31, 2021.

Interest (Expense) Income, Net

During 2021, interest expense, net, of $29.1 million was primarily related to the contractual interest expense related to our 2028 Secured Notes and 2025 Convertible Notes, the amortization of issuance costs related to our long-term debt arrangements, and contractual interest expense incurred on trade credits with Coinbase Credit, Inc. Refer to Note 8, Long-term Debt, and Note 4, Digital Assets, to the Consolidated Financial Statements for further information. During 2020, interest income, net, of $0.7 million was primarily related to interest earned on cash and cash equivalents balances and the amortization of the discount on our short-term investments, partially offset by the amortization of the debt discount, the contractual interest expense, and the amortization of issuance costs related to our 2025 Convertible Notes.

Other Income (Expense), Net

During 2021, other income, net, of $2.3 million was comprised primarily of foreign currency transaction net gains.  During 2020, other expense, net, of $7.0 million was comprised primarily of foreign currency transaction net losses.

Benefit from Income Taxes

During 2021, we recorded a benefit from income taxes of $275.9 million on pre-tax losses of $811.4 million that resulted in an effective tax rate of 34.0%, as compared to a benefit from income taxes of $12.4 million on pre-tax losses of $20.0 million that resulted in an effective tax rate of 62.3% during 2020.  The change in our effective tax rate in 2021, as compared to the prior year, was primarily due to certain discrete items, overall loss level, and the change in the proportion of U.S. versus foreign (loss) income.

The Tax Act imposed a mandatory deemed repatriation transition tax (“Transition Tax”) on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries.  As of December 31, 2021, $25.1 million of the Transition Tax was unpaid, of which $22.1 million is included in “Other long-term liabilities” and $3.0 million is included in “Accounts payable, accrued expenses, and operating lease liabilities” in our Consolidated Balance Sheets.

As of December 31, 2021, we had no U.S. federal net operating loss (“NOL”) carryforwards and $4.1 million of foreign NOL carryforwards.  As of December 31, 2021, digital asset impairment losses, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $319.7 million.

As of December 31, 2021, we had a valuation allowance of $1.0 million primarily related to certain foreign tax credit carryforward tax assets that, in our present estimation, more likely than not will not be realized.  If the market value of bitcoin declines or we are unable to regain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net (loss) income in the period in which the charge is incurred. We will continue to regularly assess the realizability of deferred tax assets.

Beginning in the third quarter of 2020, we determined to no longer permanently reinvest our foreign earnings and profits.  As of December 31, 2021, we recorded a deferred tax liability of $1.7 million on undistributed foreign earnings of $117.0 million related to foreign withholding tax and U.S. state income taxes.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent amounts received or due from our customers in advance of our transferring our software or services to the customer.  In the case of multi-year service contract arrangements, the Company generally does not invoice more than one year in advance of services and does not record deferred revenue for amounts that have not been invoiced. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2021	2020
Current:
Deferred product licenses revenue	$993	$1,495
Deferred subscription services revenue	35,589	26,258
Deferred product support revenue	166,477	156,216
Deferred other services revenue	6,801	7,281
Total current deferred revenue and advance payments	$209,860	$191,250
Non-current:
Deferred product licenses revenue	$68	$139
Deferred subscription services revenue	1,064	8,758
Deferred product support revenue	6,203	5,055
Deferred other services revenue	754	710
Total non-current deferred revenue and advance payments	$8,089	$14,662
Total current and non-current:
Deferred product licenses revenue	$1,061	$1,634
Deferred subscription services revenue	36,653	35,016
Deferred product support revenue	172,680	161,271
Deferred other services revenue	7,555	7,991
Total current and non-current deferred revenue and advance payments	$217,949	$205,912

Total deferred revenue and advance payments increased $12.0 million in 2021, as compared to the prior year, primarily due to the timing of product support, an increase in deferred revenue from new subscription services contracts, and an increase in conversions from on-premises to subscription services, partially offset by the presentation of multi-year contracts. The portions of such multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below.  Included in our international deferred revenue balances at December 31, 2021 is a $5.9 million unfavorable foreign currency impact from the general strengthening of the U.S. dollar compared to the same period in the prior year.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of December 31, 2021, we had an aggregate transaction price of $267.6 million allocated to the remaining performance obligation related primarily to subscription services, product support, and product licenses. We expect to recognize approximately $219.2 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities.  Under our Treasury Reserve Policy and bitcoin acquisition strategy, we use a significant portion of our cash, including cash generated from capital raising activities, to acquire bitcoins. As discussed in Note 2(g) Summary of Significant Accounting Policies – Digital Assets, to our Consolidated Financial Statements, our bitcoin are classified as indefinite-lived intangible assets.

As of December 31, 2021 and 2020, the amount of cash and cash equivalents held by our U.S. entities was $13.1 million and $13.7 million, respectively, and by our non-U.S. entities was $50.3 million and $46.0 million, respectively. We earn a significant amount of our revenues outside the United States and our accumulated undistributed foreign earnings and profits as of December 31, 2021 and 2020 were $117.0 million and $136.3 million, respectively. We repatriated foreign earnings and profits of $57.5 million during 2021 and $186.6 million during 2020.

Our material contractual obligations (explained in further detail in the Notes to the Consolidated Financial Statements, as referenced below) and cash requirements consist of:

•	principal and interest payments related to our long-term debt (Note 8, Long-term Debt);
•	rent payments under noncancellable operating leases (Note 7, Leases);
•	payments related to the Transition Tax (Note 9, Commitments and Contingencies);
•	payments under various purchase agreements, primarily related to third-party software supporting our products, marketing, and operations (Note 9, Commitments and Contingencies); and
•	ongoing personnel-related expenditures and vendor payments.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt (principal due upon maturity of each debt instrument ($650 million in the case of the 2025 Convertible Notes, $1.050 billion in the case of the 2027 Convertible Notes and $500 million in the case of the 2028 Secured Notes), $2.4 million in coupon interest due each semi-annual period for the 2025 Convertible Notes, and $15.3 million in coupon interest due each semi-annual period for the 2028 Secured Notes). We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. If cash and cash equivalents generated by future operating activities are not sufficient to enable us to satisfy these obligations, we may seek to generate cash and cash equivalents from other sources. The sources could include the sale of bitcoins, as well as the issuance and sale of shares of our class A common stock (as we have done through the Open Market Sale Agreement). Furthermore, if certain conditions are met, we may have the right to elect to settle the Convertible Notes upon a conversion of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

As of December 31, 2021, we held approximately 124,391 bitcoins. We do not believe we will need to sell any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network.  During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all.  As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.  In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2021	2020	% Change
Net cash provided by operating activities	$93,833	$53,619	75.0%
Net cash used in investing activities	$(2,629,235)	$(1,018,693)	158.1%
Net cash provided by financing activities	$2,541,685	$563,233	351.3%

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses and product support, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes. Non-cash items to further reconcile net (loss) to net cash provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease ROU assets, credit losses and sales allowances, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, digital asset impairment losses, amortization of the issuance costs and debt discount on our long-term debt, and gain on partial lease termination.

Net cash provided by operating activities increased $40.2 million during 2021, as compared to the prior year, due to a $534.3 million increase from changes in non-cash items (principally related to digital asset impairment losses offset by deferred taxes) and a $33.9 million increase from changes in operating assets and liabilities, partially offset by a $528.0 million increase in net loss.

Net cash used in investing activities.  The changes in net cash (used in) provided by investing activities primarily relate to purchases of digital assets, purchases and redemptions of short-term investments, and expenditures on property and equipment.  Net cash used in investing activities increased $1.611 billion during 2021, as compared to the prior year, due to a $1.502 billion increase in purchases of bitcoins and a $119.9 million decrease in proceeds from the redemption of short-term investments, partially offset by a $9.9 million decrease in purchases of short-term investments and a $0.9 million decrease in purchases of property and equipment. During 2021, we purchased bitcoin using the net proceeds from the issuance of our 2027 Convertible Notes and 2028 Secured Notes, the issuance and sale of class A common stock under the Open Market Sale Agreement, and excess cash. During 2020, we purchased bitcoin using the net proceeds from the issuance of our 2025 Convertible Notes and excess cash, including cash from the liquidation of short-term investments.

Net cash provided by financing activities.  The changes in net cash provided by (used in) financing activities primarily relate to the issuance of our long-term debt, the sale of class A common stock offered under the Open Market Sale Agreement, the purchase of treasury stock, the exercise of stock options under the 2013 Equity Plan, the issuance of class A common stock under the 2021 ESPP, and the payment of withholding tax on vesting of restricted stock units. Net cash provided by financing activities increased $1.978 billion during 2021, as compared to the prior year, due to $1.050 billion in gross proceeds from our 2027 Convertible Notes, $1.000 billion in gross proceeds from the sale of class A common stock offered under the Open Market Sale Agreement, $500.0 million in gross proceeds from our 2028 Secured Notes, a $123.2 million decrease in purchases of treasury stock, and $2.9 million in proceeds from the issuance of class A common stock under the 2021 ESPP, partially offset by $650.0 million in gross proceeds in 2020 from our 2025 Convertible Notes, $12.8 million of issuance costs paid for our 2028 Secured Notes, a $10.4 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan, a $10.2 million increase in issuance costs paid for our Convertible Notes, $9.5 million of issuance costs paid related to the Open Market Sale Agreement, and $4.7 million of withholding tax paid on vesting of restricted stock units.

Convertible Senior Notes and 2028 Senior Secured Notes

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes and in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes. We used the net proceeds from the issuance of the Convertible Notes to acquire bitcoin.  The terms of the Convertible Notes are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements. During 2021, we paid $4.9 million in interest to holders of the 2025 Convertible Notes. The 2027 Convertible Notes do not bear regular interest and we have not paid any special interest to holders of the 2027 Convertible Notes to date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. The terms of the 2028 Secured Notes are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements. During 2021, we paid $15.4 million in interest to holders of the 2028 Secured Notes.

Open Market Sale Agreement

On June 14, 2021, we entered into the Open Market Sale Agreement with Jefferies, pursuant to which we issued and sold shares of our class A common stock having an aggregate offering price of approximately $1.0 billion from time to time through Jefferies. The terms of the Open Market Sale Agreement are discussed more fully in Note 13, Open Market Sale Agreement, to the Consolidated Financial Statements. During 2021, we sold 1,413,767 shares of our class A common stock under the Open Market Sale Agreement, at an average gross price per share of approximately $707.33, for aggregate net proceeds (less $9.5 million in sales commissions and expenses) of approximately $990.5 million. As of December 31, 2021, the cumulative aggregate offering price of the shares of class A common stock sold under the Open Market Sale Agreement was approximately $1.0 billion, inclusive of sales commissions, constituting the maximum program amount under the Open Market Sale Agreement.

Share repurchases. During the year ended December 31, 2021, we did not repurchase any shares of our class A common stock.  During the year ended December 31, 2020, we repurchased an aggregate of 444,769 shares of our class A common stock at an average price per share of $139.12 and an aggregate cost of $61.9 million pursuant to the Share Repurchase Program. During the year ended December 31, 2020, we also repurchased an aggregate of 432,313 shares of our class A common stock through a modified Dutch Auction tender offer at a price of $140.00 per share for an aggregate cost of $61.3 million, inclusive of $0.8 million in certain fees and expenses related to such tender offer.  See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report and Note 14, Treasury Stock, to the Consolidated Financial Statements for further information.

Unrecognized tax benefits. As of December 31, 2021, we had $6.2 million of total gross unrecognized tax benefits, including accrued interest, of which $2.1 million was recorded in “Other long-term liabilities” and $4.1 million was recorded in “Deferred tax assets, net.” The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect any significant tax payments related to these obligations during 2022.

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

Market Price Risk of Bitcoin.  We have used a significant portion of our cash, including proceeds from our issuance of long-term debt and proceeds from the sale of our class A common stock, to acquire bitcoin and, as of December 31, 2021, we held approximately 124,391 bitcoins. The carrying value of our bitcoins as of December 31, 2021 was $2.850 billion, which reflects cumulative impairments of $901.3 million, on our Consolidated Balance Sheet.  As discussed in Note 2(g), Summary of Significant Accounting Policies, to the Consolidated Financial Statements, we account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition.  Impairment losses cannot be recovered for any subsequent increase in fair value.  For example, the market price of one bitcoin in our principal market ranged from $27,678.00 - $69,000.00 during the year ended December 31, 2021, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the Coinbase exchange (our principal market) at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the year ended December 31, 2021, we incurred impairment losses of $830.6 million on our bitcoin.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 44.0%, 41.9%, and 43.7% of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of December 31, 2021, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 4.0%. If average exchange rates during the year ended December 31, 2021 had changed unfavorably by 10%, our revenues for the year ended December 31, 2021 would have decreased by 4.0%.  During the year ended December 31, 2021, our revenues were higher by 0.9% as a result of a 3.0% favorable change in weighted average exchange rates, as compared to the prior year.

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

Under the oversight of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its assessment, management has determined that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal control over financial reporting to minimize the impact on the design and operating effectiveness of such internal control. We have not experienced any material impact on our internal control over financial reporting despite the fact that many of our employees are working remotely as a result of the COVID-19 pandemic.

Item 9B.	Other Information

2021 Cash Bonus Determinations for Certain Executive Officers

On February 11, 2022, the Company’s Chief Executive Officer determined cash bonus awards for the following executive officers of the Company in the amounts set forth opposite their respective names, in each case with respect to the executive’s performance in 2021:

Timothy E. Lang	$575,000
Senior Executive Vice President & Chief Technology Officer
Phong Q. Le	$1,000,000
President & Chief Financial Officer
W. Ming Shao	$650,000
Senior Executive Vice President & General Counsel

The Chief Executive Officer determined the foregoing awards based on his subjective evaluation of the applicable executive’s performance in the context of general economic and industry conditions and Company performance during 2021.

Salary Determinations for Certain Executive Officers

On February 11, 2022, the Company’s Chief Executive Officer approved increases to the annual salaries of the following executive officers of the Company, resulting in the amounts set forth opposite their respective names, effective January 1, 2022:

Timothy E. Lang	$640,000
W. Ming Shao	$640,000

Annual Discretionary Cash Bonus Targets for Certain Executive Officers

On February 11, 2022, the Company’s Chief Executive Officer established annual discretionary cash bonus targets for 2022 for the following executive officers of the Company in the amounts set forth opposite their respective names:

Timothy E. Lang	$500,000
Phong Q. Le	$750,000
W. Ming Shao	$500,000

Awards pursuant to the foregoing discretionary cash bonus targets will be determined by the Company’s Chief Executive Officer based on his subjective evaluation of the applicable executive’s performance in the context of general economic and industry conditions and Company performance during the year.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report,” and “Corporate Governance and the Board of Directors and its Committees – Compensation Committee” in the 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2022 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2022 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2022 Proxy Statement.

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

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors MicroStrategy Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited MicroStrategy Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and the financial statement schedule, Schedule II, Valuation and Qualifying Accounts, (collectively, the consolidated financial statements), and our report dated February 15, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

February 15, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors MicroStrategy Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule, Schedule II, Valuation and Qualifying Accounts, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2(a) and 3 to the consolidated financial statements, the Company has changed its method of accounting for convertible instruments as of January 1, 2021 due to the adoption of Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).

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

We identified the evaluation of the SSP for standard product support as a critical audit matter. Especially subjective auditor judgment was required in evaluating the range of prices used to establish the SSP for standard product support which directly affects the amount of product license revenue recognized using a residual approach. Changes to the product support fee range could have a significant impact on the determination of the SSP for standard product support, impacting the amount and timing of revenues recognized.

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

Evaluation of audit evidence pertaining to the existence and control of digital assets

As discussed in Notes 2(g) and 4 to the consolidated financial statements, the Company accounts for its digital assets as indefinite-lived intangible assets. The digital assets are recorded at cost, net of any impairment losses incurred since acquisition. As of December 31, 2021, the carrying value of the Company’s digital assets was $2.850 billion, net of $901.3 million of cumulative impairments.

We identified the evaluation of audit evidence pertaining to the existence of the digital assets and whether the Company controls the digital assets as a critical audit matter. Subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the existence of the digital assets and whether the Company controls the digital assets, as control over the digital assets is provided through private cryptographic keys stored using third-party custodial services at multiple locations that are geographically dispersed.  In addition, information technology (IT) professionals with specialized skills and knowledge in blockchain technology were needed to assist in the evaluation of the sufficiency of certain audit procedures.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to the custodial records. We involved IT professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the digital assets process performed at the custodial locations, related specifically to the generation of the private cryptographic keys, the storing of these keys, and the reconciliation of digital assets per the custodial service ledgers to the public blockchain. We obtained confirmation of the Company’s digital assets in custody as of December 31, 2021 and compared the total digital assets confirmed to the Company’s record of digital asset holdings. We also compared the Company’s record of digital asset transactions to the records on the public blockchain using a software audit tool. We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

McLean, Virginia

February 15, 2022

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$63,356	$59,675
Restricted cash	1,078	1,084
Accounts receivable, net	189,280	197,461
Prepaid expenses and other current assets	14,251	14,400
Total current assets	267,965	272,620
Digital assets	2,850,210	1,054,302
Property and equipment, net	36,587	42,975
Right-of-use assets	66,760	73,597
Deposits and other assets	15,820	15,615
Deferred tax assets, net	319,782	6,503
Total assets	$3,557,124	$1,465,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$46,084	$44,848
Accrued compensation and employee benefits	54,548	49,249
Accrued interest	1,493	271
Deferred revenue and advance payments	209,860	191,250
Total current liabilities	311,985	285,618
Long-term debt, net	2,155,151	486,366
Deferred revenue and advance payments	8,089	14,662
Operating lease liabilities	76,608	84,328
Other long-term liabilities	26,224	33,382
Deferred tax liabilities	109	8,211
Total liabilities	2,578,166	912,567
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 18,006 shares issued and 9,322 shares outstanding, and 16,307 shares issued and 7,623 shares outstanding, respectively	18	16
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	1,727,143	763,051
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(7,543)	(3,885)
Retained earnings	41,442	575,965
Total stockholders’ equity	978,958	553,045
Total liabilities and stockholders’ equity	$3,557,124	$1,465,612

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Product licenses	$101,804	$86,743	$87,471
Subscription services	43,069	33,082	29,394
Total product licenses and subscription services	144,873	119,825	116,865
Product support	281,209	284,434	292,035
Other services	84,680	76,476	77,427
Total revenues	510,762	480,735	486,327
Cost of revenues:
Product licenses	1,721	2,293	2,131
Subscription services	16,901	14,833	15,161
Total product licenses and subscription services	18,622	17,126	17,292
Product support	19,254	23,977	28,317
Other services	54,033	49,952	54,365
Total cost of revenues	91,909	91,055	99,974
Gross profit	418,853	389,680	386,353
Operating expenses:
Sales and marketing	160,141	148,910	191,235
Research and development	117,117	103,561	109,423
General and administrative	95,501	80,136	86,697
Digital asset impairment losses	830,621	70,698	0
Total operating expenses	1,203,380	403,305	387,355
Loss from operations	(784,527)	(13,625)	(1,002)
Interest (expense) income, net	(29,149)	710	10,909
Other income (expense), net	2,287	(7,038)	28,356
(Loss) income before income taxes	(811,389)	(19,953)	38,263
(Benefit from) provision for income taxes	(275,909)	(12,429)	3,908
Net (loss) income	(535,480)	(7,524)	34,355
Basic (loss) earnings per share (1)	$(53.44)	$(0.78)	$3.35
Weighted average shares outstanding used in computing basic (loss) earnings per share	10,020	9,684	10,256
Diluted (loss) earnings per share (1)	$(53.44)	$(0.78)	$3.33
Weighted average shares outstanding used in computing diluted (loss) earnings per share	10,020	9,684	10,328

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(535,480)	$(7,524)	$34,355
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(3,658)	5,913	(11)
Unrealized (loss) gain on short-term investments	0	(147)	577
Total other comprehensive (loss) income	(3,658)	5,766	566
Comprehensive (loss) income	$(539,138)	$(1,758)	$34,921

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2019	$529,731	15,837	$16	2,035	$2	$576,957	(7,285)	$(586,161)	$(10,217)	$549,134
Net income	34,355	0	0	0	0	0	0	0	0	34,355
Other comprehensive income	566	0	0	0	0	0	0	0	566	0
Issuance of class A common stock under stock option plans	6,569	51	0	0	0	6,569	0	0	0	0
Purchases of treasury stock	(72,719)	0	0	0	0	0	(522)	(72,719)	0	0
Share-based compensation expense	10,057	0	0	0	0	10,057	0	0	0	0
Balance at December 31, 2019	$508,559	15,888	$16	2,035	$2	$593,583	(7,807)	$(658,880)	$(9,651)	$583,489
Net loss	(7,524)	0	0	0	0	0	0	0	0	(7,524)
Other comprehensive income	5,766	0	0	0	0	0	0	0	5,766	0
Conversion of class B to class A common stock	0	71	0	(71)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	51,082	348	0	0	0	51,082	0	0	0	0
Purchases of treasury stock	(123,224)	0	0	0	0	0	(877)	(123,224)	0	0
Share-based compensation expense	10,576	0	0	0	0	10,576	0	0	0	0
Equity component of convertible senior notes, net of issuance cost and deferred tax liability	107,810	0	0	0	0	107,810	0	0	0	0
Balance at December 31, 2020	$553,045	16,307	$16	1,964	$2	$763,051	(8,684)	$(782,104)	$(3,885)	$575,965
Opening balance adjustment due to the adoption of ASU 2020-06	(106,853)	0	0	0	0	(107,810)	0	0	0	957
Net loss	(535,480)	0	0	0	0	0	0	0	0	(535,480)
Other comprehensive loss	(3,658)	0	0	0	0	0	0	0	(3,658)	0
Issuance of class A common stock under stock option plans	40,651	269	0	0	0	40,651	0	0	0	0
Issuance of class A common stock under employee stock purchase plans	2,854	5	0	0	0	2,854	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(4,754)	11	0	0	0	(4,754)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	990,463	1,414	2	0	0	990,461	0	0	0	0
Share-based compensation expense	42,690	0	0	0	0	42,690	0	0	0	0
Balance at December 31, 2021	$978,958	18,006	$18	1,964	$2	$1,727,143	(8,684)	$(782,104)	$(7,543)	$41,442

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net (loss) income	$(535,480)	$(7,524)	$34,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,358	13,332	8,594
Reduction in carrying amount of right-of-use assets	8,189	8,210	8,105
Credit losses and sales allowances	1,509	2,732	124
Net realized (gain) loss on short-term investments	0	(94)	41
Deferred taxes	(284,221)	(20,830)	(2,614)
Release of liabilities for unrecognized tax benefits	(561)	0	(2,837)
Share-based compensation expense	44,126	11,153	10,209
Digital asset impairment losses	830,621	70,698	0
Gain on partial lease termination	0	(2,820)	0
Amortization of issuance costs and debt discount on long-term debt	7,201	1,543	0
Changes in operating assets and liabilities:
Accounts receivable	2,618	(774)	(3,672)
Prepaid expenses and other current assets	(25)	2,346	6,415
Deposits and other assets	(1,713)	416	761
Accounts payable and accrued expenses	3,749	9,174	(7,321)
Accrued compensation and employee benefits	2,374	(6,827)	(2,658)
Accrued interest	1,222	271	0
Deferred revenue and advance payments	14,710	(20,223)	20,836
Operating lease liabilities	(10,222)	(11,171)	(8,620)
Other long-term liabilities	(1,622)	4,007	(851)
Net cash provided by operating activities	93,833	53,619	60,867
Investing activities:
Purchases of digital assets	(2,626,529)	(1,125,000)	0
Proceeds from redemption of short-term investments	0	119,886	684,356
Purchases of property and equipment	(2,706)	(3,651)	(10,182)
Purchases of short-term investments	0	(9,928)	(320,487)
Net cash (used in) provided by investing activities	(2,629,235)	(1,018,693)	353,687
Financing activities:
Proceeds from convertible senior notes classified as debt	1,050,000	496,473	0
Proceeds from convertible senior notes classified as equity	0	153,527	0
Issuance costs paid for convertible senior notes	(24,796)	(14,625)	0
Proceeds from senior secured notes	500,000	0	0
Issuance costs paid for senior secured notes	(12,792)	0	0
Proceeds from sale of class A common stock under public offerings	1,000,000	0	0
Issuance costs paid related to sale of class A common stock under public offerings	(9,537)	0	0
Proceeds from sale of class A common stock under exercise of employee stock options	40,651	51,082	6,569
Proceeds from issuance of class A common stock under employee stock purchase plan	2,854	0	0
Payment of withholding tax on vesting of restricted stock units	(4,695)	0	0
Purchases of treasury stock	0	(123,224)	(72,719)
Net cash provided by (used in) financing activities	2,541,685	563,233	(66,150)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,608)	4,784	(1,374)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,675	(397,057)	347,030
Cash, cash equivalents, and restricted cash, beginning of year	60,759	457,816	110,786
Cash, cash equivalents, and restricted cash, end of year	$64,434	$60,759	$457,816
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$20,416	$178	$11
Cash paid during the year for income taxes, net of tax refunds	$7,010	$6,803	$5,911

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy pursues two corporate strategies in the operation of its business. One strategy is to acquire and hold bitcoin and the other strategy is to grow its enterprise analytics software business.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.  In particular, accrued interest related to the Company’s long-term debt has been reclassified from “Accounts payable, accrued expenses, and operating liabilities” to “Accrued interest” in the Consolidated Balance Sheet as of December 31, 2020 and from “Accounts payable and accrued expenses” to “Accrued interest” within operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2020.

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

In addition, the Company previously adopted Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent amendments (“ASU 2016-13”), effective January 1, 2020, and Accounting Standards Update No. 2016-02, Leases (Topic 842) and its subsequent amendments (“ASU 2016-02”) effective January 1, 2019.

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

As of December 31, 2021 and 2020, the Company did not hold any short-term investments. Prior to their liquidation, all of the Company’s short-term investments were in U.S. Treasury securities, which were classified as available-for-sale and reported at fair value within the Company’s consolidated balance sheets. The fair value of the Company’s short-term investments was determined based on quoted market prices in active markets for identical securities (Level 1 inputs).  Premiums and discounts related to the Company’s short-term investments were amortized over the life of the investment and recorded in earnings.  Each reporting period, the Company determined the amount of unrealized holding gains and losses on each individual security by comparing the fair value to the amortized cost.  Unrealized holding gains and unrealized holding losses that were not a result of a credit loss were reported in other comprehensive income (loss) until realized.  Beginning January 1, 2020, unrealized holding losses that were a result of a credit loss were recorded in earnings, with the establishment of an allowance for credit losses.

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

(g) Digital Assets

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its bitcoin and uses third-party custodial services at multiple locations that are geographically dispersed to store its bitcoin. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.

The Company determines the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs).  The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of the assets are impaired.  In determining if an impairment has occurred, the Company considers the lowest price of one bitcoin

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quoted on the active exchange at any time since acquiring the specific bitcoin held by the Company. If the carrying value of a bitcoin exceeds that lowest price, an impairment loss has occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price.

Impairment losses are recognized as “Digital asset impairment losses” in the Company’s Consolidated Statements of Operations in the period in which the impairment occurs. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses in the Company’s Consolidated Statements of Operations.  In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific bitcoins sold immediately prior to sale.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(j) Software Development Costs

The Company did not capitalize any software development costs during the years ended December 31, 2021, 2020, and 2019.  Due to the pace of the Company’s software development efforts and frequency of its software releases, the Company’s software development costs are expensed as incurred within “Research and development” in the Consolidated Statements of Operations.

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

(l) Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent amounts received or due from customers in advance of the Company transferring its software or services to the customer under an enforceable contract. In the case of multi-year service contract arrangements, the Company generally does not invoice more than one year in advance of services and does not record deferred revenue for amounts that have not been invoiced.  Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customer. Deferred revenue is comprised of deferred product licenses and subscription services, product support, or other services revenue based on the transaction price allocated to the specific performance obligation in the contract with the customer.

(m) Debt Arrangements

The Company adopted ASU 2020-06 effective January 1, 2021. As discussed in Note 8, Long-term Debt, to the Consolidated Financial Statements, the Company issued convertible senior notes in December 2020 and February 2021 and senior secured notes in June 2021. The embedded conversion features in each of the convertible notes are indexed to the Company’s class A common stock and meet the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. The Company records the aggregate principal amount of each of the convertible and secured notes as a liability on its Consolidated Balance Sheet, offset by the issuance costs associated with each offering. The issuance costs are amortized to interest expense using the effective interest method over the expected term of each of the notes.

Prior to the adoption of ASU 2020-06, the Company separated the debt and equity components of the 0.750% Convertible Senior Notes due 2025 issued in December 2020 (the “2025 Convertible Notes”). The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument without any associated conversion features at the time of issuance and the carrying amount of the equity component was determined by deducting the fair value of the liability component from the initial proceeds of the 2025 Convertible Notes. The Company also allocated issuance costs associated with the offering between debt and equity based on their relative carrying values at the time of issuance. Such issuance costs were taken as a direct reduction to the debt and equity components.  Both the difference between the principal and the liability component’s initial carrying value and the issuance costs allocated to the debt component were amortized to interest expense using the effective interest method over the expected term of the 2025 Convertible Notes. In determining the fair value of a similar debt instrument without any associated conversion features, the Company estimated a nonconvertible debt borrowing rate at the time of issuance using a blend of different methodologies, which considered Level 2 inputs such as observable market prices of the Company’s debt and class A common stock, the Company’s historical and implied class A common stock volatility, a synthetic credit rating consistent with that utilized for determining the incremental borrowing rate for the Company’s accounting of leasing arrangements, and analysis of similar convertible debt issuances and their equivalent nonconvertible debt yields.

(n) Revenue Recognition

The Company recognizes revenue using a five-step model:

(i)	Identifying the contract(s) with a customer,
(ii)	Identifying the performance obligation(s),
(iii)	Determining the transaction price,
(iv)	Allocating the transaction price to the performance obligations in the contract, and
(v)	Recognizing revenue when, or as, the Company satisfies a performance obligation.

The Company has elected to exclude taxes assessed by government authorities in determining the transaction price, and therefore revenue is recognized net of taxes collected from customers. The Company enters into non-cancellable nonrefundable orders with customers and does not have a history of granting returns or refunds and therefore does not have a reserve for future returns.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subscription Services

The Company also sells access to its software through MCE, a cloud subscription service, wherein customers access the software through a cloud environment that the Company manages on behalf of the customer. Control of the software itself does not transfer to the customer under this arrangement and is not considered a separate performance obligation.  Cloud subscriptions are regularly sold on a standalone basis and include technical support, monitoring, backups, updates, and quarterly service reviews.  Additionally, customers with existing on-premise software licenses may convert their installations to MCE, at which time the on-premise licenses are typically terminated and replaced by a new subscription to the MCE service.  At conversion, an analysis is performed for each contract to determine whether any revenue adjustments are necessary given that the contract modifications revoke previously transferred rights to perpetual on-premise software.  Such revenue adjustments were not material for the years ended December 31, 2021, 2020, and 2019.  Revenue related to cloud subscriptions is recognized on a straight-line basis over the contract period, which is the period over which the customer has continuous access to the software.

Product Support

In all product license transactions, customers are required to purchase a standard product support package (either separately or as an included component of a term license transaction) that may subsequently be renewed at their option. Customers may also purchase a premium product support package for a fixed annual fee.  All product support packages include both technical support and when-and-if-available software upgrades, which are treated as a single performance obligation as they are considered a series of distinct services that are substantially the same and have the same duration and measure of progress.  Revenue from product support is recognized on a straight-line basis over the contract period, which is the period over which the customer has continuous access to product support.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates and Judgments

The Company makes estimates and judgments to allocate the transaction price based on an observable or estimated SSP. The Company also makes estimates and judgments with respect to capitalizing incremental costs to obtain a customer contract and determining the subsequent amortization period. These estimates and judgments are discussed further below.

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal will not occur.  The amount of variable consideration excluded from the transaction price was not material for the years ended December 31, 2021, 2020, and 2019. The Company’s estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to its transaction prices.  Such true-up adjustments have not been and are not expected to be material.  The Company has the following sources of variable consideration:

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

(iii)

Sales and usage-based royalties – Certain product license arrangements include sales or usage-based royalties, covering both product license and product support.  In these arrangements, the Company uses an expected value approach to estimate and recognize revenue for royalty sales each period, utilizing historical data on a contract-by-contract basis.  True-up adjustments are recorded in subsequent periods when royalty reporting is received from the OEMs and during the years ended December 31, 2021, 2020, and 2019 were not material.

The Company provides a standard software assurance warranty to repair, replace, or refund software that does not perform in accordance with documentation. The standard software assurance warranty period is generally less than one year.  Assurance warranty claims were not material for the years ended December 31, 2021, 2020, and 2019.

The Company does not adjust the transaction price for significant financing components where the time period between cash payment and performance is one year or less.  However, there are circumstances where the timing between cash payment and performance may exceed one year.  These circumstances generally involve prepaid multi-year product support and subscription services arrangements where the customer determines when the service is utilized (e.g., when to request on-call support services or when to use and access the software in the cloud).  In these circumstances, the Company has determined no significant financing component exists because the customer controls when to utilize the service and because there are significant business purposes behind the timing difference between payment and performance (e.g., ensuring collectability in the case of subscription services).

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

The Company often provides options to purchase future offerings at a discount. The Company analyzes the option price against the previously established SSP of the goods or services to determine if the options represent material rights that should be accounted for as separate performance obligations.  In general, an option sold at or above SSP is not considered a material right because the customer could have received that right without entering into the contract.  If a material right exists, revenue associated with the option is deferred and recognized when the future goods or services are transferred, or when the option expires. During the years ended December 31, 2021, 2020, and 2019, separate performance obligations arising from future purchase options have not been material.

Incremental Costs to Obtain Customer Contracts

Incremental costs incurred to obtain contracts with customers include certain variable compensation (e.g., commissions and bonuses) paid to the Company’s sales team.  Although the Company may bundle its goods and services into one contract, commissions are individually determined on each distinct good or service in the contract.  The Company expenses as incurred those amounts earned on consulting and education services, which are generally performed within a one-year period and primarily sold on a standalone basis. The Company also expenses as incurred those amounts earned on product license sales, since the amount is earned when the license is delivered. The Company capitalizes those amounts earned on initial-year product support and cloud subscriptions and amortizes the costs over a period of time that is consistent with the pattern of transfer to the customer, which the Company has determined to be a period of three years. Although the Company typically sells product support and cloud subscriptions for a period of one year, a majority of customers renew their product support and cloud subscription arrangements.  Three years is generally the period after which platforms are no longer supported by the Company's support team and when customers generally choose to upgrade their software platform.  The Company does not generally pay variable compensation on product support or cloud subscription renewals.  As of December 31, 2021 and 2020, capitalized costs to obtain customer contracts, net of accumulated amortization, were $4.7 million and $6.1 million, respectively, and are presented within “Deposits and other assets” in the Consolidated Balance Sheets.  During the years ended December 31, 2021, 2020, and 2019, amortization expenses related to these capitalized costs were $2.7 million, $3.1 million, and $2.9 million, respectively, and are reflected within “Sales and marketing” in the Consolidated Statements of Operations.

(o) Advertising Costs

Advertising costs include production costs, which are expensed the first time the advertisement takes place, and media placement costs, which are expensed in the month the advertising appears.  Total advertising costs were $1.2 million, $0.1 million, and $0.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.  As of December 31, 2021 and 2020, the Company had no prepaid advertising costs.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(p) Share-based Compensation

The Company maintains the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards. During 2021, the Company adopted and the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), under which eligible employees of the Company and certain of its subsidiaries may be provided with opportunities to purchase shares of the Company’s class A common stock.

The Company recognizes share-based compensation expense associated with the 2013 Equity Plan and the 2021 ESPP on a straight-line basis over the requisite service period (generally, the vesting period for awards under the 2013 Equity Plan and the offering period under the 2021 ESPP).  For options and other stock-based awards, the share-based compensation expense is based on the fair value of the awards on the date of grant, as estimated using the Black-Scholes valuation model.  For the 2021 ESPP, the share-based compensation expense is based on the grant date fair value, which consists of the intrinsic value of any purchase discount and the fair value of the look-back provision using the Black-Scholes valuation model. For restricted stock units, the share-based compensation expense is based on the fair value of the Company’s class A common stock on the date of grant. The fair value of liability-classified awards (e.g., the other stock-based awards and cash-settled restricted stock units) is remeasured at each reporting date.  Share-based compensation expense is recorded in cost of revenues or operating expense line items in the Statement of Operations corresponding to the respective participant’s role or function.

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

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends on either class A or class B common stock.  As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

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

As of December 31, 2021, 2020, and 2019, the cumulative foreign currency translation balances were $(7.5) million, $(3.9) million, and $(9.8) million, respectively.  No taxes were recognized on the temporary differences resulting from foreign currency translation adjustments for the years ended December 31, 2021, 2020, and 2019.

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net gain of $2.5 million in 2021 and net losses of $7.6 million and $1.0 million in 2020 and 2019, respectively, and are included in “Other income (expense), net” in the Consolidated Statements of Operations.

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

The Company sells its offerings to various companies across several industries throughout the world in the ordinary course of business.  The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.  As of December 31, 2021 and 2020, no individual customer accounted for 10% or more of net accounts receivable, and for the years ended December 31, 2021, 2020, and 2019, no individual customer accounted for 10% or more of revenue.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Credit losses

The Company adopted ASU 2016-13 effective as of January 1, 2020.  Under ASU 2016-13, the Company applies a current expected credit loss (“CECL”) impairment model to its trade accounts receivable, in which lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Under the CECL model, trade accounts receivable with similar risk characteristics are analyzed on a collective (pooled) basis. ASU 2016-13 also changed the impairment accounting for available-for-sale debt securities, requiring credit losses to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.  Impairment due to factors other than credit loss will continue to be recorded through other comprehensive income (loss).  Since adoption of this guidance, all of the Company’s available-for-sale debt securities have consisted of U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date and none of these investments have been impaired at periods’ end. As of December 31, 2021 and 2020, the Company did not hold any short-term investments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. No cumulative-effect adjustment to retained earnings was made.

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

(4) Digital Assets

During the year ended December 31, 2021, the Company purchased approximately 53,922 bitcoins for $2.627 billion in cash, including cash from the net proceeds related to the issuance of its 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) and its 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), and the sale of its class A common stock offered under the Open Market Sale Agreement described in Note 13, Open Market Sale Agreement, to the Consolidated Financial Statements. During the year ended December 31, 2020, the Company purchased approximately 70,469 bitcoins for $1.125 billion in cash, including cash from the net proceeds related to the issuance of the 2025 Convertible Notes and the liquidation of short-term investments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, MacroStrategy LLC (“MacroStrategy”) was extended short-term trade credits by Coinbase Credit, Inc., an affiliate of Coinbase, Inc. (the entity that operates the Coinbase exchange, the Company’s principal market). MacroStrategy is the Company’s wholly owned subsidiary formed to hold bitcoins and digital assets that are not included in the collateral securing the 2028 Secured Notes, discussed in Note 8, Long-term Debt, to the Consolidated Financial Statements. The trade credits allowed MacroStrategy to purchase bitcoin in advance of using cash funds in its trading account. The trade credits were due and payable in cash within days after they were extended. Certain of MacroStrategy’s assets, including bitcoin, were subject to a first priority security interest and lien in order to secure the repayment of the trade credits. Effective November 2021, (a) MacroStrategy is required to maintain a minimum aggregate balance in its trading account and collateral account of no less than $75 million in bitcoin or cash at all times trade credits are outstanding and (b) any outstanding trade credits will incur a daily fee of 0.03% simple interest to be paid on the U.S. dollar notional value of the outstanding trade credits. MacroStrategy has only requested trade credits where cash funding was imminent from confirmed sales of stock under the Company’s Open Market Sale Agreement. As of December 31, 2021, MacroStrategy had no outstanding trade credits payable. MacroStrategy may request further such trade credits from Coinbase Credit, Inc.; however, Coinbase Credit, Inc. has no obligation to issue further trade credits.

During the years ended December 31, 2021 and 2020, respectively, the Company incurred $830.6 million and $70.7 million of impairment losses on its bitcoin. As of December 31, 2021, the carrying value of the Company’s approximately 124,391 bitcoins was $2.850 billion, which reflects cumulative impairments of $901.3 million. As of December 31, 2020, the carrying value of the Company’s approximately 70,469 bitcoins was $1.054 billion, which reflected cumulative impairments of $70.7 million.  The carrying value represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through December 31, 2021 or 2020, respectively, and not as of December 31, 2021 or 2020, respectively. The Company did not sell any of its bitcoins during the years ended December 31, 2021 and 2020.

As of December 31, 2021, approximately 13,449 of the bitcoins held by the Company serve as part of the collateral for the 2028 Secured Notes, as further described in Note 8, Long-term Debt, to the Consolidated Financial Statements.

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

Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2021	2020
Billed and billable	$192,055	$200,221
Less: allowance for credit losses	(2,775)	(2,760)
Accounts receivable, net	$189,280	$197,461

Changes in the allowance for credit losses were not material for the year ended December 31, 2021.  In estimating its allowance for credit losses as of December 31, 2021 and 2020, the Company considered the impact from the pandemic caused by a novel strain of coronavirus (“COVID-19”) and established additional risk pools and reserves relating to customers in certain geographic areas and industries, in addition to separately assessing the reserves for certain customers that have been granted extended payment terms.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue.  These true-up adjustments are generally not material.  During the years ended December 31, 2021, 2020, and 2019, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.1 million and $1.1 million in accrued sales and usage-based royalty revenue as of December 31, 2021 and 2020, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities are amounts received or due from customers in advance of the Company transferring the software or services to the customer.  In the case of multi-year service contract arrangements, the Company generally does not invoice more than one year in advance of services and does not record deferred revenue for amounts that have not been invoiced.  Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer.  The Company’s contract liabilities are presented as either current or non-current “Deferred revenue and advance payments” in the Consolidated Balance Sheets, depending on whether the software or services are expected to be transferred to the customer within the next year.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2021	2020
Current:
Deferred product licenses revenue	$993	$1,495
Deferred subscription services revenue	35,589	26,258
Deferred product support revenue	166,477	156,216
Deferred other services revenue	6,801	7,281
Total current deferred revenue and advance payments	$209,860	$191,250

Non-current:
Deferred product licenses revenue	$68	$139
Deferred subscription services revenue	1,064	8,758
Deferred product support revenue	6,203	5,055
Deferred other services revenue	754	710
Total non-current deferred revenue and advance payments	$8,089	$14,662

During the years ended December 31, 2021, 2020, and 2019, the Company recognized revenues of $188.7 million, $182.6 million, and $174.7 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of the respective year.  For the years ended December 31, 2021, 2020, and 2019, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within contract balances and are instead included in the following remaining performance obligation disclosure. As of December 31, 2021, the Company had an aggregate transaction price of $267.6 million allocated to the remaining performance obligation related primarily to subscription services, product support, and product licenses contracts.  The Company expects to recognize $219.2 million within the next 12 months and the remainder thereafter.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Property and Equipment

Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2021	2020
Transportation equipment	$48,645	$48,645
Computer equipment and purchased software	61,793	61,299
Furniture and equipment	9,990	10,460
Leasehold improvements	28,872	31,403
Internally developed software	9,917	9,917
Property and equipment, gross	159,217	161,724
Less: accumulated depreciation and amortization	(122,630)	(118,749)
Property and equipment, net	$36,587	$42,975

Transportation equipment consists of the Company’s corporate aircraft, including capitalizable costs related to the repairs to the aircraft, and aircraft-related equipment.  As of December 31, 2021, the net carrying value of the aircraft and aircraft-related equipment was $27.5 million, net of $21.1 million of accumulated depreciation.  As of December 31, 2020, the net carrying value of the aircraft and aircraft-related equipment was $30.0 million, net of $18.6 million of accumulated depreciation.

Depreciation and amortization expenses related to property and equipment were $8.7 million, $11.4 million, and $11.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

As of December 31, 2021, the Company’s ROU asset and total lease liability balances were $57.3 million and $75.8 million, respectively, for leases in the United States and $9.5 million and $10.0 million, respectively, for foreign leases. As of December 31, 2020, the Company’s ROU assets and total lease liabilities were $62.2 million and $82.9 million, respectively, for leases in the United States and $11.4 million and $12.2 million, respectively, for foreign leases. The Company’s most significant lease is for its corporate headquarters in Northern Virginia. The ROU asset and total lease liability balances related to the Company’s corporate headquarters lease were $55.2 million and $73.6 million, respectively, as of December 31, 2021, and $59.0 million and $79.7 million, respectively, as of December 31, 2020. The lease agreement for the Company’s corporate headquarters location is set to expire in December 2030, with an option for the Company to extend the term for an additional five or 10 consecutive years. The Company is currently not reasonably certain it will exercise this renewal option and therefore has not included the renewal option in the lease term. The lease agreement also includes an option to early terminate a portion of the leased space in exchange for a termination fee, which the Company exercised in the fourth quarter of 2020. This modification was not accounted for as a separate contract. Upon exercise of this early termination option in 2020, the Company reduced the lease liability balance by the amount of the termination fee, which was $1.6 million, and remeasured the remaining ROU Asset and lease liability, reducing them by $4.2 million and $7.0 million, respectively, which resulted in a gain on partial lease termination of $2.8 million. The $2.8 million gain on partial lease termination was recorded as a reduction to operating lease cost and is reflected within the “Operating lease cost” line in the table below for the year ended December 31, 2020. The $1.6 million termination fee is reflected within the “Cash paid for amounts included in the measurement of operating lease liabilities” line in the table below for the year ended December 31, 2020. In remeasuring the ROU Asset, the Company elected to do so based on the on the remaining right of use. Several of the Company’s remaining leases also contain options for renewal or options to terminate all or a portion of the leased space. The Company continually assesses the likelihood of exercising these options and recognizes an option as part of its ROU assets and lease liabilities if and when it is reasonably certain that it will exercise the option.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s total lease cost and other lease details for the periods indicated (in thousands, except years and discount rates):

	Years Ended December 31,
	2021	2020	2019
Lease cost:
Operating lease cost	$13,522	$11,772	$15,020
Short-term lease cost	558	1,158	2,015
Variable lease cost	1,224	1,382	1,175
Total lease cost	$15,304	$14,312	$18,210
Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$15,772	$17,497	$15,614
ROU assets obtained in exchange for new operating lease liabilities	$2,420	$743	$5,016
Weighted average remaining lease term in years – operating leases	8.3	9.1	10.0
Weighted average discount rate – operating leases	6.1%	6.1%	6.0%

The following table presents the maturities of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

For the year ended December 31,
2022	$14,123
2023	14,213
2024	12,581
2025	12,202
2026	12,330
Thereafter	43,920
Total lease payments	109,369
Less: imputed interest	(23,550)
Total	$85,819

Reported as:
Current operating lease liabilities	$9,211
Non-current operating lease liabilities	76,608
Total	$85,819

(8) Long-term Debt

As of December 31, 2021, the net carrying value of the Company’s long-term debt consisted of the following (in thousands):

December 31,
2021
2025 Convertible Notes	$637,882
2027 Convertible Notes	1,029,263
2028 Secured Notes	488,006
Total	$2,155,151

Convertible Senior Notes

In December 2020, the Company issued $650.0 million aggregate principal amount of 2025 Convertible Notes in a private offering.  The 2025 Convertible Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021. Holders of the 2025 Convertible Notes may receive additional interest under specified circumstances as outlined in the indenture relating to the issuance of the 2025 Convertible Notes (the “2025 Convertible Notes Indenture”). The 2025 Convertible Notes will mature on December 15, 2025, unless

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earlier converted, redeemed or repurchased in accordance with their terms. The total net proceeds from the 2025 Convertible Notes offering, after deducting initial purchaser discounts and issuance costs, were approximately $634.7 million.

In February 2021, the Company issued $1.050 billion aggregate principal amount of 2027 Convertible Notes in a private offering.  The 2027 Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest. However, holders of the 2027 Convertible Notes may receive special interest under specified circumstances as outlined in the indenture relating to the issuance of the 2027 Convertible Notes (the “2027 Convertible Notes Indenture”). Any special interest is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2027 Convertible Notes will mature on February 15, 2027, unless earlier converted, redeemed, or repurchased in accordance with their terms. The total net proceeds from the 2027 Convertible Notes offering, after deducting initial purchaser discounts and issuance costs, were approximately $1.026 billion.

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

The Convertible Notes are convertible into shares of the Company’s class A common stock at initial conversion rates of 2.5126 shares and 0.6981 shares per $1,000 principal amount of Convertible Notes for the 2025 Convertible Notes and 2027 Convertible Notes, respectively (equivalent to an initial conversion price of approximately $397.99 per share and $1,432.46 per share of class A common stock for the 2025 Convertible Notes and 2027 Convertible Notes, respectively). The conversion rates are subject to customary anti-dilution adjustments. In addition, following certain events that may occur prior to the respective maturity dates or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in the 2025 Convertible Notes Indenture and the 2027 Convertible Notes Indenture (collectively, the “Convertible Notes Indentures”), respectively. As of December 31, 2021, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Convertible Notes and 2027 Convertible Notes, respectively.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2021, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes during the second quarter and fourth quarter of 2021 only. During the year ended December 31, 2020, the 2025 Convertible Notes were not convertible at any time. During the year ended December 31, 2021, the 2027 Convertible Notes were not convertible at any time. No conversions of the Convertible Notes occurred during the years ended December 31, 2021 and 2020. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods. As of December 31, 2021, the last reported sale price of the Company’s class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, December 31, 2021 was greater than or equal to 130% of the conversion price of the 2025 Convertible Notes on each applicable trading day. Therefore, the 2025 Convertible Notes are convertible at the option of the holders of the 2025 Convertible Notes during the first quarter of 2022.

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

Although the Convertible Notes each contain embedded conversion features, the Company accounts for each of the Convertible Notes in its entirety as a liability because the conversion features are indexed to the Company’s class A common stock and meet the criteria for classification in stockholders’ equity and therefore do not qualify for separate derivative accounting. As of December 31, 2021, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet. The following is a summary of the Company’s convertible debt instruments as of December 31, 2021 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(12,118)	$637,882	$1,056,679	Level 2
2027 Convertible Notes	1,050,000	(20,737)	1,029,263	774,375	Level 2
Total	$1,700,000	$(32,855)	$1,667,145	$1,831,054

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the year ended December 31, 2021, interest expense related to the Convertible Notes was as follows (in thousands):

	Year Ended December 31, 2021
	Contractual	Amortization of
	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$4,875	$2,970	$7,845
2027 Convertible Notes	0	3,433	3,433
Total	$4,875	$6,403	$11,278

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid $4.9 million in interest expense related to the 2025 Convertible Notes during the year ended December 31, 2021. The Company has not paid any special interest expense related to the 2027 Convertible Notes to date.

Accounting for the 2025 Convertible Notes prior to the adoption of ASU 2020-06

As discussed in Note 3, Recent Accounting Standards, to the Consolidated Financial Statements, the Company adopted ASU 2020-06 effective January 1, 2021. Prior to the adoption of ASU 2020-06, the Company separated the 2025 Convertible Notes into liability and equity components. The initial carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument without any associated conversion features. The carrying amount of the equity component (representing the conversion option) was $153.5 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Convertible Notes. The equity component was recorded in “additional paid-in-capital” in the Company’s Consolidated Balance Sheet.

Prior to the adoption of ASU 2020-06, the Company allocated the $15.3 million of issuance costs incurred to the liability and equity components of the 2025 Convertible Notes based on their relative values.  Issuance costs attributable to the liability component of $11.6 million were taken as a reduction to the principal amount of the 2025 Convertible Notes. Issuance costs attributable to the equity component of $3.6 million have been netted against the equity component of the 2025 Convertible Notes in “additional paid-in-capital” in the Company’s Consolidated Balance Sheet. The excess of the principal amount of the liability component over its carrying amount (the “debt discount”) and the issuance costs attributable to the liability component were amortized to interest expense at an effective interest rate of 6.82%.

As of December 31, 2020, the net carrying amount of the liablity component of the 2025 Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet as follows (in thousands):

December 31,
2020
Principal	$650,000
Unamortized debt discount	(152,075)
Unamortized issuance costs	(11,559)
Net carrying amount of debt	$486,366

As of December 31, 2020, the net carrying amount of the equity component of the 2025 Convertible Notes was classified as permanent equity and included in “additional paid in capital” in the Company’s Consolidated Balance Sheet as follows (in thousands):

December 31,
2020
Debt discount for conversion option	$153,527
Issuance costs allocated to equity	(3,602)
Deferred tax liability, net of deferred tax asset, related to debt discount and issuance costs	(42,115)
Net carrying amount of equity	$107,810

For the year ended December 31, 2020, interest expense related to the 2025 Convertible Notes was as follows (in thousands):

Year Ended December 31,
2020
Contractual interest expense	$271
Amortization of debt discount	1,452
Amortization of issuance costs allocated to debt	91
Total interest expense	$1,814

The Company did not pay any interest expense related to the 2025 Convertible Notes during the year ended December 31, 2020.

Senior Secured Notes

On June 14, 2021, the Company issued $500.0 million aggregate principal amount of 2028 Secured Notes. The 2028 Secured Notes were sold under a purchase agreement, dated as of June 8, 2021, entered into by and among the Company, MicroStrategy Services Corporation, a wholly owned subsidiary of the Company (the “Guarantor”), and Jefferies LLC, for resale to qualified institutional buyers

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The terms of the 2028 Secured Notes are governed by an indenture, dated as of June 14, 2021 (the “2028 Secured Notes Indenture”), among the Company, the Guarantor, and U.S. Bank National Association, as trustee and collateral agent.

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

The 2028 Secured Notes and the related guarantees are secured, on a senior secured basis with the Company’s existing and future senior indebtedness, by a security interest in substantially all of the Company’s and the Subsidiary Guarantors’ assets (the “Collateral”). The Collateral includes any bitcoins or other digital assets acquired by the Company or a Subsidiary Guarantor on or after June 14, 2021, but excludes bitcoins held by MacroStrategy and certain other excluded assets. MacroStrategy is the Company’s subsidiary formed to hold bitcoins and digital assets that are not included in the Collateral, including bitcoins acquired before June 14, 2021 and bitcoins purchased by MacroStrategy from contributions made to it by the Company with the proceeds from sales of the Company’s class A common stock under the Open Market Sale Agreement described in Note 13, Open Market Sale Agreement, to the Consolidated Financial Statements.

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

The 2028 Secured Notes and the guarantees are: (i) secured on a first priority basis by liens on the Collateral (subject to certain permitted liens and certain other exceptions, as provided in the 2028 Secured Notes Indenture) or to the extent there is outstanding ABL Indebtedness (as defined in the 2028 Secured Notes Indenture), secured on a first priority basis by the Notes Priority Collateral (as defined in the 2028 Secured Notes Indenture) and on a second priority basis by liens on the ABL Priority Collateral (as defined in the 2028 Secured Notes Indenture) (subject to certain permitted liens and certain other exceptions), (ii) effectively subordinated to any future ABL Indebtedness to the extent of the value of the ABL Priority Collateral securing such future ABL Indebtedness, (iii) effectively subordinated to any existing and future indebtedness of the Company or any Subsidiary Guarantor that is secured by liens on assets of the Company or any Subsidiary Guarantor that do not constitute a part of the Collateral, and (iv) structurally subordinated to any existing and future indebtedness and other liabilities of MacroStrategy and any other Company subsidiaries that are not Subsidiary Guarantors, other than intercompany indebtedness and liabilities owed to the Company or a Subsidiary Guarantor.

At any time and from time to time prior to June 15, 2024, the Company may redeem some or all of the 2028 Secured Notes at a redemption price equal to 100% of the principal amount of the 2028 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium as set forth in the 2028 Secured Notes Indenture. At any time and from time to time on or after June 15, 2024, the Company may redeem some or all of the 2028 Secured Notes at the redemption prices described in the 2028 Secured Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 15, 2024, but not more than once during each consecutive twelve-month period, the Company may redeem up to 10% of the aggregate principal amount of the 2028 Secured Notes at a redemption price equal to 103% of the principal amount of the 2028 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 15, 2024, the Company may redeem, on one or more occasions, up to 40% of the aggregate principal amount of the 2028 Secured Notes with the proceeds of certain equity offerings, at a redemption price equal to 106.125% of the principal amount of the 2028 Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2028 Secured Notes Indenture contains certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates.  The Company was in compliance with its debt covenants as of December 31, 2021.

The Company incurred approximately $12.8 million in customary offering expenses associated with the 2028 Secured Notes. The Company accounts for these issuance costs as a reduction to the principal amount of the 2028 Secured Notes and amortizes the issuance costs to interest expense over the contractual term of the 2028 Secured Notes at an effective interest rate of 6.58%.  As of December 31, 2021, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet.  The following is a summary of the 2028 Secured Notes as of December 31, 2021 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(11,994)	$488,006	$502,530	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the year ended December 31, 2021, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Year Ended December 31, 2021
	Contractual	Amortization of
	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$16,674	$798	$17,472

The Company paid $15.4 million in interest expense related to the 2028 Secured Notes during the year ended December 31, 2021.

Maturities

The following table shows the maturities of the Company’s debt instruments as of December 31, 2021 (in thousands). The principal payments related to the 2028 Secured Notes are included in the table below based on the First Springing Maturity Date of September

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15, 2025, as if the springing maturity feature discussed above were triggered. The Company’s expectation is that the springing maturity feature of the 2028 Secured Notes will not be triggered.

Payments due by period ended December 31,	2025 Convertible Notes	2027 Convertible Notes	2028 Secured Notes	Total
2022	$0	$0	$0	$0
2023	0	0	0	0
2024	0	0	0	0
2025	650,000	0	500,000	1,150,000
2026	0	0	0	0
Thereafter	0	1,050,000	0	1,050,000
Total	$650,000	$1,050,000	$500,000	$2,200,000

(9) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of December 31, 2021 or December 31, 2020.

The following table shows future minimum payments related to noncancelable purchase agreements with initial terms of greater than one year and anticipated payments related to the mandatory deemed repatriation transition tax resulting from the Tax Act (“Transition Tax”) based on the expected due dates of the various installments as of December 31, 2021 (in thousands):

Year	Purchase Obligations	Transition Tax
2022	$11,506	$2,953
2023	9,646	5,534
2024	972	7,379
2025	671	9,223
2026	685	0
Thereafter	230	0
	$23,710	$25,089

(b) Contingencies

Following an internal review initiated in 2018, the Company believes that its Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities.

On February 6, 2020, the Company learned that a Brazilian court authorized the Brazilian Federal Police to use certain investigative measures in its investigation into alleged corruption and procurement fraud involving certain government officials, pertaining to a particular transaction.  Pursuant to this court authorization, numerous entities and individuals across Brazil were subject to the freezing of assets and other measures, including a former reseller and former employees of the Company’s Brazilian subsidiary.  On February 6, 2020, the bank accounts of the Company’s Brazilian subsidiary were also frozen up to an amount of BRL 10.0 million.  On May 22, 2020, these bank accounts of the Company’s Brazilian subsidiary were unfrozen based on a court decision that found the evidence provided to support the alleged illicit origin of the relevant funds was insufficient.  On October 19, 2021, an appeals court upheld the decision to unfreeze the accounts (which had remained unfrozen while the appeal was pending).  This decision is final.  The transaction at issue is part of the basis of the previously reported failure or likely failure of the Brazilian subsidiary to comply with local procurement regulations.  The Company is not aware of any allegations that any former employee or the Company made any payments to Brazilian government officials.  The Brazilian Federal Police expanded the investigation to include other possible cases of procurement fraud involving Brazilian government entities. Criminal penalties may be imposed against individuals; however, neither employees of the Company’s Brazilian subsidiary nor the subsidiary itself have been targets of the Federal Police investigation.

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

On November 4, 2020, a complaint was filed against the Company in the U.S. District Court for the Eastern District of Virginia by a patent assertion entity called Daedalus Blue, LLC (“Daedalus”).  In its complaint, Daedalus alleges that the Company has infringed U.S. Patent Nos. 8,341,172 (the “’172 Patent”) and 9,032,076 (the “’076 Patent”) based on specific functionality in the MicroStrategy platform.  The ’172 Patent relates to a method for providing aggregate data access in response to a query, whereas the ’076 Patent relates to a role-based access control system.

On March 1, 2021, Daedalus provided its formal infringement contentions which included additional accused functionality as part of its infringement allegations from the complaint, materially expanding the scope of its case.  The Company has filed a motion to dismiss the complaint with prejudice, asking the court to rule that the asserted claims are invalid as being directed to patent ineligible matter.  This matter is in the latter stage of factual discovery and the parties filed claim construction briefs with the court requesting the court construe the asserted claim terms of the patent. The court conducted a claim construction hearing on July 15, 2021. On August 17, 2021, the case was stayed by the court pending the appointment of a special master to provide assistance to the court with its claim construction order and other outstanding matters including the Company’s motion to dismiss. The special master was appointed on October 28, 2021 and was directed by the court to submit a Report and Recommendation as to the issue of claim construction and the pending motion to dismiss by February 1, 2022. On January 21, 2022, the special master issued two separate Reports and Recommendations. The first Report and Recommendation recommended constructions of certain patent claim terms and the second Report and Recommendation recommended, without reaching the merits, dismissing the Company’s motion to dismiss without prejudice to re-filing after discovery ends. The parties filed their respective objections to the special master’s Reports and Recommendations on February 4, 2022, and have until February 18, 2022 to file responses to the other party’s objections. The outcome of this matter is not presently determinable.

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

(10) Income Taxes

U.S. and international components of (loss) income before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
U.S.	$(854,610)	$(53,250)	$9,944
Foreign	43,221	33,297	28,319
Total	$(811,389)	$(19,953)	$38,263

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The (benefit from) provision for income taxes (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$(4,622)	$1,861	$1,256
State	2,184	1,445	143
Foreign	5,533	5,221	5,135
	$3,095	$8,527	$6,534

Deferred:
Federal	$(204,784)	$(15,038)	$(749)
State	(74,796)	(6,269)	(480)
Foreign	576	351	(1,397)
	$(279,004)	$(20,956)	$(2,626)
Total (benefit) provision	$(275,909)	$(12,429)	$3,908

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss or income before income taxes as follows for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	9.1%	18.0%	(1.7)%
Foreign earnings taxed at different rates	0.4%	21.7%	(6.1)%
Book tax difference in amortization of intangible property	0.0%	0.0%	(4.6)%
Withholding tax	(0.1)%	(12.5)%	3.1%
Foreign tax credit	0.4%	3.8%	(3.0)%
Other international components	0.0%	(3.5)%	0.2%
Change in valuation allowance	0.0%	2.7%	1.6%
Deferred tax adjustments and rate changes	0.0%	(3.4)%	1.0%
Meals and entertainment	0.0%	(1.3)%	1.3%
Non-deductible officers compensation	(1.0)%	(12.5)%	1.4%
Subpart F income	(0.1)%	(2.0)%	3.2%
Research and development tax credit	0.8%	19.9%	(9.3)%
Share-based compensation	4.0%	11.8%	1.8%
Global Intangible Low Income, net of foreign tax credit	(0.5)%	(1.1)%	0.9%
Foreign-derived intangible income	0.0%	3.1%	(1.9)%
Other permanent differences	0.0%	(3.4)%	1.3%
Total	34.0%	62.3%	10.2%

The Company’s U.S. and foreign effective tax rates for (loss) income before income taxes were as follows for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
U.S.	33.0%	33.8%	1.7%
Foreign	14.1%	16.7%	13.2%
Combined	34.0%	62.3%	10.2%

The change in the Company’s effective tax rate in 2021, as compared to the prior year, was primarily due to certain discrete items, overall loss level, and the change in the proportion of U.S. versus foreign (loss) income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the amount of cash and cash equivalents and short-term investments held by the Company’s U.S. entities was $13.1 million and $13.7 million, respectively, and by the Company’s non-U.S. entities was $50.3 million and $46.0 million, respectively. The Company earns a significant amount of its revenues outside the United States. The Company repatriated foreign earnings and profits of $57.5 million during 2021 and $186.6 million during 2020.  The Company’s accumulated undistributed foreign earnings and profits as of December 31, 2021 and 2020 were $117.0 million and $136.3 million, respectively.  Beginning in the third quarter of 2020, the Company determined to no longer permanently reinvest its foreign earnings and profits. As of December 31, 2021, the Company recorded a deferred tax liability of $1.7 million on undistributed foreign earnings.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows for the periods indicated:

	December 31,
	2021	2020
Deferred tax assets, net:
Net operating loss carryforwards	$968	$1,690
Tax credits	3,844	4,158
Intangible assets	20,963	1,707
Deferred revenue	13,954	408
Accrued compensation	6,290	6,527
Share-based compensation expense	15,493	11,410
Digital asset impairment losses	258,458	19,843
Disallowed interest	5,532	0
Other	1,889	3,605
Deferred tax assets before valuation allowance	327,391	49,348
Valuation allowance	(999)	(1,259)
Deferred tax assets, net of valuation allowance	326,392	48,089

Deferred tax liabilities:
Prepaid expenses and other	2,101	1,792
Property and equipment	2,936	4,233
Debt discount, net of issuance costs	0	41,693
Deferred tax on undistributed foreign earnings	1,682	1,741
Method change	0	338
Total deferred tax liabilities	6,719	49,797
Total net deferred tax asset (liability)	$319,673	$(1,708)

Reported as:
Non-current deferred tax assets, net	319,782	6,503
Non-current deferred tax liabilities	(109)	(8,211)
Total net deferred tax asset (liability)	$319,673	$(1,708)

As of December 31, 2021, the Company had gross unrecognized income tax benefits of $6.2 million, of which $2.1 million was recorded in “Other long-term liabilities” and $4.1 million was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheets. The change in unrecognized income tax benefits (in thousands) is presented in the table below:

Unrecognized income tax benefits at January 1, 2021	$4,293
Increase related to positions taken in prior period	1,082
Increase related to positions taken in current period	1,146
Decrease related to expiration of statute of limitations	(561)
Unrecognized income tax benefits at December 31, 2021	5,960
Accrued interest	272
Gross unrecognized income tax benefits at December 31, 2021	$6,232

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If recognized, $5.9 million of the gross unrecognized income tax benefits would impact the Company’s effective tax rate.  Over the next 12 months, the amount of the Company’s liability for unrecognized income tax benefits shown above is not expected to change materially. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the benefit from income taxes. During the years ended December 31, 2021, 2020, and 2019, the Company released or recognized an immaterial amount of accrued interest.  The amount of accumulated accrued interest related to the above unrecognized income tax benefits was approximately $0.3 million and $0.3 million as of December 31, 2021 and 2020, respectively.

The Company files tax returns in numerous foreign countries as well as the United States and its tax returns may be subject to audit by tax authorities in all countries in which it files.  Each country has its own statute of limitations for making assessment of additional tax liabilities. In 2019, the Company settled the tax examination in Italy for tax years 2013 to 2015 without any material audit assessments. The Company’s U.S. tax returns for tax years from 2018 and forward are subject to potential examination by the Internal Revenue Service.  However, due to the Company’s use of state NOL carryovers in the United States, state tax authorities may attempt to reduce or fully offset the amount of state NOL carryovers from tax years ended 2011 and forward that the Company used in later tax years. The Company’s major foreign tax jurisdictions and the tax years that remain subject to potential examination are Italy and Poland for tax years 2017 and forward; Spain for tax years 2018 and forward, Germany for tax years 2019 and forward, and the United Kingdom for tax years 2020 and forward.  To date there have been no material audit assessments related to audits in the United States or any of the applicable foreign jurisdictions.

The Company had no U.S. NOL carryforwards as of December 31, 2021 and 2020. The Company had $4.1 million and $7.9 million of foreign NOL carryforwards as of December 31, 2021 and 2020, respectively.

The Company’s valuation allowances of $1.0 million and $1.3 million at December 31, 2021 and 2020, respectively, primarily relate to certain foreign tax credit carryforward tax assets that, in the Company’s present estimation, more likely than not will not be realized.

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

Estimates and judgments related to the Company’s projections and assumptions are inherently uncertain. Therefore, actual results could differ materially from projections. Currently, the Company expects to use its deferred tax assets, subject to Internal Revenue Code limitations, within the carryforward periods. Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable.  If the Company is unable to regain or increase profitability in future periods, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred.

(11) Share-based Compensation

2013 Stock Incentive Plan

The 2013 Equity Plan authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants. In the second quarter of 2021, the Board of Directors authorized and the stockholders approved an amendment to the 2013 Equity Plan to increase the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Equity Plan from 2,300,000 shares to 2,750,000 shares. As of December 31, 2021, there were 549,269 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Under the 2013 Equity Plan, the Company has issued stock option awards, share-settled restricted stock units, other stock-based awards, and cash-settled restricted stock units. Regardless of the type of award issued, any shares issued under the 2013 Equity Plan may consist in whole or in part of authorized but unissued shares or treasury shares.  No awards may be issued more than 10 years after the 2013 Equity Plan’s effective date.  In determining related share-based compensation expense for any award under the 2013 Equity Plan, the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has made an accounting policy election to account for forfeitures of awards as they occur and therefore share-based compensation expense presented below has not been adjusted for any estimated forfeitures.

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

Share-based compensation expense related to stock option awards is based on the fair value of the stock option awards on the date of grant, as estimated using the Black-Scholes valuation model.  The Black-Scholes valuation model requires the input of certain management assumptions, including the expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield.  The Company estimates the term over which option holders are expected to hold their stock options by using the simplified method for “plain-vanilla” stock option awards because the Company’s stock option exercise history does not provide a reasonable basis to compute the expected term for stock options granted under the 2013 Equity Plan.  Beginning in 2021, as a result of the significant increase in the Company’s stock price volatility, the Company established estimates for the expected stock price volatility by calculating a blended rate from the historical stock price volatility of its class A common stock and the implied volatility of the Company’s traded financial instruments with similar terms to the respective award. For stock options granted prior to 2021, the Company relied exclusively on its historical stock price volatility using a simple average calculation method to estimate the expected stock price volatility over the expected term because the Company believed at the date of grant that future volatility was unlikely to differ from the past.  The risk-free interest rate is based on U.S. Treasury securities with terms that approximate the expected term of the stock options.  The expected dividend yield is zero, as the Company has not previously declared cash dividends and does not currently intend to declare cash dividends in the foreseeable future.  These assumptions are based on management’s best judgment, and changes to these assumptions could materially affect the fair value estimates and amount of share-based compensation expense recognized.

As of December 31, 2021, there were options to purchase 1,166,754 shares of class A common stock outstanding under the 2013 Equity Plan. The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the periods indicated:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2019	1,480	$137.16
Granted	470	150.88
Exercised	(51)	128.17	$799
Forfeited/Expired	(265)	135.88
Balance as of December 31, 2019	1,634	141.60
Granted	118	146.76
Exercised	(348)	146.80	$29,994
Forfeited/Expired	(247)	146.63
Balance as of December 31, 2020	1,157	139.48
Granted	305	676.10
Exercised	(269)	151.19	$163,427
Forfeited/Expired	(26)	499.11
Balance as of December 31, 2021	1,167	$268.74
Exercisable as of December 31, 2021	576	$131.39	$237,948	3.5
Expected to vest as of December 31, 2021	591	$402.66	122,964	8.4
Total	1,167	$268.74	$360,912	6.0

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding as of December 31, 2021 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at December 31, 2021
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	880	$135.94	4.9
$400.01 - $500.00	20	$470.00	9.4
$600.01 - $691.23	267	$691.23	9.1
Total	1,167	$268.74	6.0

An aggregate of 200,625, 200,000, and 216,250 stock options with an aggregate grant date fair value of $11.0 million, $11.2 million, and $12.6 million vested during the years ended December 31, 2021, 2020, and 2019, respectively.

The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $372.05, $49.68, and $54.36 for each share subject to a stock option granted during the years ended December 31, 2021, 2020, and 2019, respectively, based on the following assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected term of options in years	6.3	6.3	6.3
Expected volatility	56.8% - 59.0%	33.6% - 34.6%	33.2% - 33.4%
Risk-free interest rate	0.8% - 1.1%	0.3% - 0.5%	1.7% - 2.5%
Expected dividend yield	0.0%	0.0%	0.0%

The Company recognized approximately $32.0 million, $10.1 million, and $10.1 million in share-based compensation expense for the years ended December 31, 2021, 2020, and 2019, respectively, from stock options granted under the 2013 Equity Plan. As of December 31, 2021, there was approximately $96.1 million of total unrecognized share-based compensation expense related to unvested stock options.  As of December 31, 2021, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.0 years.

Share-settled restricted stock units

During the fourth quarter of 2020, the Company began granting share-settled restricted stock units under the 2013 Equity Plan. The share-settled restricted stock units entitle recipients to receive a number of shares of the Company’s class A common stock over a vesting period, as specified in the applicable restricted stock unit agreement. Although the Company may in its sole discretion elect to pay fully or partially in cash in lieu of settling solely in shares, it does not currently intend to do so.

Share-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s class A common stock on the date of grant. The Company recognizes share-based compensation expense associated with such share-settled restricted stock unit awards on a straight-line basis over the award’s requisite service period (generally, the vesting period).  The share-settled restricted stock unit awards granted to date vest in equal annual installments over a four-year period (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the 2013 Equity Plan or applicable restricted stock unit agreement).  Upon vesting of the share-settled restricted stock units, the Company covers the minimum tax withholding obligation by withholding shares with equivalent

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value based on the closing stock price on the vesting date. The Company then pays the withholding tax obligation to the appropriate taxing authorities which is reflected as a financing activity on the Consolidated Statements of Cash Flows.

As of December 31, 2021, there were 105,115 share-settled restricted stock units outstanding under the 2013 Equity Plan.  The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
		Intrinsic
	Units	Value
Balance as of January 1, 2020	0
Granted	76
Vested	0	$0
Forfeited	(2)
Balance as of December 31, 2020	74
Granted	58
Vested	(17)	$13,803
Forfeited	(10)
Balance as of December 31, 2021	105
Expected to vest as of December 31, 2021	105	$57,234

During the year ended December 31, 2021, 17,004 share-settled restricted stock units having an aggregate grant date fair value of $3.3 million vested, 5,857 shares were withheld to satisfy tax obligations, resulting in 11,147 issued shares. No share-settled restricted stock units vested during the year ended December 31, 2020. The weighted average grant date fair value of share-settled restricted stock units granted during the years ended December 31, 2021 and 2020 was $736.46 and $192.43, respectively, based on the fair value of the Company’s class A common stock. The Company recognized approximately $8.0 million and $0.5 million in share-based compensation expense for the years ended December 31, 2021 and 2020, respectively, from share-settled restricted stock units granted under the 2013 Equity Plan.  No share-settled restricted stock units were granted under the 2013 Equity Plan prior to the fourth quarter of 2020.  As of December 31, 2021, there was approximately $44.6 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units. As of December 31, 2021, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.4 years.

Other stock-based awards and cash-settled restricted stock units

During 2021, the Company granted 9,000 “other stock-based awards” under the 2013 Equity Plan. Other stock-based awards were not granted in 2020 or 2019. As of December 31, 2021, there were a total of 10,250 other stock-based awards outstanding under the 2013 Equity Plan. These other stock-based awards are similar to stock options, except these awards are settled in cash only and not in shares of the Company’s class A common stock.

During 2021, the Company granted 900 cash-settled restricted stock units under the 2013 Equity Plan. Cash-settled restricted stock units were not granted prior to 2021.  As of December 31, 2021, there were a total of 900 cash-settled restricted stock units outstanding under the 2013 Equity Plan.  These cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except they are settled in cash only and not in shares of the Company’s class A common stock.

Both the other stock-based awards and the cash-settled restricted stock units are classified as liabilities in the Company’s Consolidated Balance Sheets due to the required cash settlement feature and the fair value of the awards is remeasured each quarterly reporting period.  The Company recognized approximately $1.4 million in share-based compensation expense from other stock-based awards and cash-settled restricted stock units for the year ended December 31, 2021. The Company recognized approximately $0.6 million in share-based compensation expense from other stock-based awards for the year ended December 31, 2020. For the year ended December 31, 2019 share-based compensation expense from other stock-based awards was not material.  As of December 31, 2021, there was approximately $2.5 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units. The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.9 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

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

The first offering period under the 2021 ESPP commenced on February 16, 2021 and ended on August 15, 2021. A second offering period under the 2021 ESPP commenced on September 1, 2021 and will end on February 28, 2022. During the year ended December 31, 2021, the Company recognized approximately $2.6 million in share-based compensation expense related to the 2021 ESPP. As of December 31, 2021, there was approximately $0.5 million of total unrecognized share-based compensation expense related to the 2021 ESPP. The Company expects to recognize this remaining share-based compensation expense over a period of approximately 0.2 years. During the year ended December 31, 2021, 4,612 shares of class A common stock were issued in connection with the 2021 ESPP. As of December 31, 2021, 95,388 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

Tax Benefits Related to Equity Plans

During the year ended December 31, 2021, the Company recognized tax benefits on exercises of stock options and vesting of share-settled restricted stock units of approximately $37.7 million and tax benefits on share-based compensation expense of approximately $8.2 million, for a total tax benefit of $45.9 million related to the Company’s equity plans. During the year ended December 31, 2020, the Company recognized tax benefits on exercises of stock options of approximately $3.2 million and tax benefits on share-based compensation expense of approximately $2.0 million, for a total tax benefit of $5.2 million related to the Company’s equity plans. The tax benefits related to the Company’s equity plans were not material for the year ended December 31, 2019.

(12) Basic and Diluted (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income	$(535,480)	$(7,524)	$34,355

Denominator:
Weighted average common shares of class A common stock	8,056	7,658	8,221
Weighted average common shares of class B common stock	1,964	2,026	2,035
Total weighted average common stock shares outstanding	10,020	9,684	10,256
Effect of dilutive securities:
Employee stock options	0	0	72
Adjusted weighted average shares	10,020	9,684	10,328

(Loss) earnings per share:
Basic (loss) earnings per share	$(53.44)	$(0.78)	$3.35
Diluted (loss) earnings per share	$(53.44)	$(0.78)	$3.33

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average shares of potential class A common stock were excluded from the diluted (loss) earnings per share calculation because their impact would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock Options	1,233	1,487	933
Restricted Stock Units	95	10	0
Employee Stock Purchase Plan	2	0	0
2025 Convertible Notes	1,633	94	0
2027 Convertible Notes	635	0	0
Total	3,598	1,591	933

(13) Open Market Sale Agreement

On June 14, 2021, the Company entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company issued and sold shares of its class A common stock having an aggregate offering price of approximately $1.0 billion from time to time through Jefferies (the “Open Market Offering”).

The Company agreed to pay Jefferies commissions for its services in acting as agent in the sale of the shares in the amount of up to 2.0% of gross proceeds from the sale of shares pursuant to the Open Market Sale Agreement. The Company also agreed to provide Jefferies with customary indemnification and contribution rights.

During 2021, the Company issued and sold 1,413,767 shares of its class A common stock under the Open Market Sale Agreement, at an average gross price per share of approximately $707.33, for aggregate net proceeds (less $9.5 million in sales commissions and expenses) of approximately $990.5 million. The sales commissions and expenses related to the Open Market Sale Agreement are considered direct and incremental costs and are charged against “Additional paid-in capital” on the balance sheet in the period in which the related shares are issued and sold. As of December 31, 2021, the cumulative aggregate offering price of the shares of class A common stock sold under the Open Market Sale Agreement was approximately $1.0 billion, inclusive of sales commissions, constituting the maximum program amount under the Open Market Sale Agreement.

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

During 2021, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program. During 2020, the Company repurchased an aggregate of 444,769 shares of its class A common stock at an average price per share of $139.12 and an aggregate cost of $61.9 million pursuant to the Share Repurchase Program.  During 2019, the Company repurchased an aggregate of 521,843 shares of its class A common stock at an average price per share of $139.35 and an aggregate cost of $72.7 million pursuant to the Share Repurchase Program.   As of December 31, 2021, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program.  As of December 31, 2021, $209.1 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

During 2020, the Company repurchased an aggregate of 432,313 shares of its class A common stock through a “modified Dutch Auction” tender offer (the “Offer”) at a price of $140.00 per share for an aggregate cost of $61.3 million, inclusive of $0.8 million in certain fees and expenses related to the Offer. The Offer expired in September 2020.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company makes a matching contribution to each 401(k) Plan participant in the amount of 50% of the first 12% of a participant’s contributions, up to a maximum of $5,000 per year.  Further, all active participants become fully vested in the Company’s matching contributions after completing four years of employment, vesting in increments based on the participant’s years of employment with the Company.

The Company made contributions to the 401(k) Plan totaling $2.9 million, $3.3 million, and $4.1 million during the years ended December 31, 2021, 2020, and 2019, respectively.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Year ended December 31, 2021
Total revenues	$286,131	$171,140	$53,491	$510,762
Gross profit	$238,347	$139,704	$40,802	$418,853
Year ended December 31, 2020
Total revenues	$279,220	$155,478	$46,037	$480,735
Gross profit	$229,466	$124,513	$35,701	$389,680
Year ended December 31, 2019
Total revenues	$273,581	$159,643	$53,103	$486,327
Gross profit	$216,365	$126,939	$43,049	$386,353
As of December 31, 2021
Long-lived assets	$2,951,832	$10,753	$6,792	$2,969,377
As of December 31, 2020
Long-lived assets	$1,165,283	$11,441	$9,765	$1,186,489

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the years ended December 31, 2021, 2020, and 2019, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the years ended December 31, 2021, 2020, and 2019, no individual customer accounted for 10% or more of total consolidated revenues.

As of December 31, 2021 and 2020, no individual foreign country accounted for 10% or more of total consolidated assets.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Related Party Transaction

In June 2021, Michael J. Saylor, the Company’s Chairman of the Board of Directors & Chief Executive Officer, entered into an indemnification agreement with the Company for an initial term of 90 days. The indemnification agreement provides that Mr. Saylor will provide during the term of the agreement, from his personal funds, directors’ and officers’ indemnity coverage to the Company for the benefit of the directors and officers of the Company and its subsidiaries in the event such coverage is not indemnifiable by the Company, up to a total of $40 million.  In return, the Company paid Mr. Saylor a one-time fee of $388,945 for the initial 90-day term. In 2021, pursuant to the terms of the indemnification agreement, the Company elected to extend the term for two additional 90-day periods which began in September 2021 and December 2021, respectively, and paid Mr. Saylor an additional $777,890 in the aggregate for these extensions. In February 2022, pursuant to the terms of the indemnification agreement, the Company elected to extend the term for a final 90-day period to begin in March 2022, and paid Mr. Saylor an additional $388,945 for the final extension.

Prior to entering into the indemnification agreement with Mr. Saylor, the Company obtained and considered binding market quotes for directors’ and officers’ liability insurance policies. The Company determined that these policies would have provided insufficient coverage and would have required substantial premiums.

(18) Sale of Domain Name

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

(19) Subsequent Events

In February 2022, the Company elected to extend the term of the indemnification agreement with Mr. Saylor for a final 90-day period to begin in March 2022. See Note 17, Related Party Transaction, to the Consolidated Financial Statements for further details.

The Company has incurred at least $163.3 million in digital asset impairment losses during the first quarter of 2022 on bitcoin held as of December 31, 2021. See Note 2(g), Summary of Significant Accounting Policies, to the Consolidated Financial Statements for further detail on accounting for digital assets.

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

4.5

Indenture, dated as of February 19, 2021, by and between the registrant and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021 (File No. 000-24435)).

4.6

Form of 0% Convertible Senior Note due 2027 (included within Exhibit 4.5 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021 (File No. 000-24435)).

4.7

Indenture, dated as of June 14, 2021, by and among the registrant, as issuer, MicroStrategy Services Corporation, as a guarantor, and U.S. Bank National Association, as trustee and notes collateral agent (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021 (File No. 000-24435)).

4.8

Form of 6.125% Senior Secured Note due 2028 (included within Exhibit 4.7 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021 (File No. 000-24435)).

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

10.6†

Amendment No. 5 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 (File No. 000-24435)).

10.7†

2013 Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2013 (File No. 000-24435)).

10.8†

2016 Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (File No. 000-24435)).

10.9†	Form of Restricted Stock Unit Agreement.

10.10†	Form of International Restricted Stock Unit Agreement.

10.11†	Form of UK Restricted Stock Unit Agreement.

10.12†	Form of Canada Restricted Stock Unit Agreement.

10.13†

Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers (incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 000-24435)).

10.14†

Summary of Director Fees and Perquisites and Associated Other Compensation Arrangements for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (File No. 000-24435)).

10.15†

Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC (incorporated herein by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-24435)).

10.16†

Summary of Designated Company Vehicles Policy (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 000-24435)).

10.17†

Amended and Restated Performance Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 000-24435)).

10.18†

Summary of Cash Bonus and Salary Determinations for Certain Executive Officers (incorporated herein by reference to Part II Item 9B of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 000-24435)).

10.19†

MicroStrategy Incorporated 2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on February 1, 2021 (File No. 333-252608)).

10.20†

Summary of Bitcoin-related Compensation Arrangements for Non-employee Directors (incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2021 (File No. 000-24435)).

10.21†

Indemnification Agreement, effective as of June 16, 2021, by and between the registrant and Michael J. Saylor (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 (File No. 000-24435)).

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

Date: February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael J. Saylor	Chairman of the Board of Directors & Chief Executive Officer (Principal Executive Officer)	February 15, 2022
Michael J. Saylor

/s/ Phong Le Phong Le	President & Chief Financial Officer (Principal Financial Officer)	February 15, 2022

/s/ Jeanine Montgomery Jeanine Montgomery	Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)	February 15, 2022

/s/ Stephen X. Graham	Director	February 15, 2022
Stephen X. Graham

/s/ Jarrod M. Patten	Director	February 15, 2022
Jarrod M. Patten

/s/ Leslie Rechan	Director	February 15, 2022
Leslie Rechan

/s/ Carl J. Rickertsen	Director	February 15, 2022
Carl J. Rickertsen

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2021, 2020, and 2019

(in thousands)

	Balance at the			Balance at
	beginning of			the end of
	the period	Additions (1)	Deductions	the period
Allowance for credit losses:
December 31, 2021	$2,760	669	(654)	$2,775
December 31, 2020	$1,637	1,550	(427)	$2,760
December 31, 2019	$5,489	124	(3,976)	$1,637
Deferred tax valuation allowance:
December 31, 2021	$1,259	0	(260)	$999
December 31, 2020	$2,130	10	(881)	$1,259
December 31, 2019	$1,507	633	(10)	$2,130

(1)	Reductions in/charges to revenues and expenses.