Form 10-Q
period 2022-03-31
MICROSTRATEGY Inc
filed 2022-05-03
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 26, 2022, the registrant had 9,333,523 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,677	$63,356
Restricted cash	6,265	1,078
Accounts receivable, net	126,930	189,280
Prepaid expenses and other current assets	21,116	14,251
Total current assets	246,988	267,965
Digital assets	2,895,619	2,850,210
Property and equipment, net	35,680	36,587
Right-of-use assets	64,637	66,760
Deposits and other assets	18,181	15,820
Deferred tax assets, net	377,282	319,782
Total assets	$3,638,387	$3,557,124
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$44,388	$46,084
Accrued compensation and employee benefits	43,726	54,548
Accrued interest	10,544	1,493
Deferred revenue and advance payments	206,217	209,860
Total current liabilities	304,875	311,985
Long-term debt, net	2,361,865	2,155,151
Deferred revenue and advance payments	8,236	8,089
Operating lease liabilities	73,956	76,608
Other long-term liabilities	26,347	26,224
Deferred tax liabilities	109	109
Total liabilities	2,775,388	2,578,166
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 18,018 shares issued and 9,334 shares outstanding, and 18,006 shares issued and 9,322 shares outstanding, respectively	18	18
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	1,743,944	1,727,143
Treasury stock, at cost; 8,684 shares	(782,104)	(782,104)
Accumulated other comprehensive loss	(9,552)	(7,543)
(Accumulated deficit) retained earnings	(89,309)	41,442
Total stockholders’ equity	862,999	978,958
Total liabilities and stockholders’ equity	$3,638,387	$3,557,124

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenues:
Product licenses	$16,513	$21,280
Subscription services	12,845	10,026
Total product licenses and subscription services	29,358	31,306
Product support	67,151	70,649
Other services	22,768	20,947
Total revenues	119,277	122,902
Cost of revenues:
Product licenses	477	488
Subscription services	5,410	3,628
Total product licenses and subscription services	5,887	4,116
Product support	5,191	4,812
Other services	14,599	13,621
Total cost of revenues	25,677	22,549
Gross profit	93,600	100,353
Operating expenses:
Sales and marketing	33,240	38,198
Research and development	33,523	29,483
General and administrative	26,706	21,729
Digital asset impairment losses	170,091	194,095
Total operating expenses	263,560	283,505
Loss from operations	(169,960)	(183,152)
Interest expense, net	(11,039)	(2,396)
Other income, net	2,225	1,264
Loss before income taxes	(178,774)	(184,284)
Benefit from income taxes	(48,023)	(74,264)
Net loss	$(130,751)	$(110,020)
Basic loss per share (1)	$(11.58)	$(11.40)
Weighted average shares outstanding used in computing basic loss per share	11,289	9,647
Diluted loss per share (1)	$(11.58)	$(11.40)
Weighted average shares outstanding used in computing diluted loss per share	11,289	9,647

(1)	Basic and fully diluted loss per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Net loss	$(130,751)	$(110,020)
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(2,009)	(1,836)
Total other comprehensive loss	(2,009)	(1,836)
Comprehensive loss	$(132,760)	$(111,856)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, unaudited)

		Class A		Class B Convertible		Additional			Accumulated Other	(Accumulated Deficit)
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2021	$446,192	16,307	$16	1,964	$2	$655,241	(8,684)	$(782,104)	$(3,885)	$576,922
Net loss	(110,020)	0	0	0	0	0	0	0	0	(110,020)
Other comprehensive loss	(1,836)	0	0	0	0	0	0	0	(1,836)	0
Issuance of class A common stock upon exercise of stock options	23,854	159	0	0	0	23,854	0	0	0	0
Share-based compensation expense	6,848	0	0	0	0	6,848	0	0	0	0
Balance at March 31, 2021	$365,038	16,466	$16	1,964	$2	$685,943	(8,684)	$(782,104)	$(5,721)	$466,902
Net loss	(299,347)	0	0	0	0	0	0	0	0	(299,347)
Other comprehensive income	397	0	0	0	0	0	0	0	397	0
Issuance of class A common stock upon exercise of stock options	244	2	0	0	0	244	0	0	0	0
Share-based compensation expense	11,087	0	0	0	0	11,087	0	0	0	0
Balance at June 30, 2021	$77,419	16,468	$16	1,964	$2	$697,274	(8,684)	$(782,104)	$(5,324)	$167,555
Net loss	(36,136)	0	0	0	0	0	0	0	0	(36,136)
Other comprehensive loss	(1,457)	0	0	0	0	0	0	0	(1,457)	0
Issuance of class A common stock upon exercise of stock options	7,282	50	0	0	0	7,282	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,854	5	0	0	0	2,854	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	399,469	555	1	0	0	399,468	0	0	0	0
Share-based compensation expense	11,883	0	0	0	0	11,883	0	0	0	0
Balance at September 30, 2021	$461,314	17,078	$17	1,964	$2	$1,118,761	(8,684)	$(782,104)	$(6,781)	$131,419
Net loss	(89,977)	0	0	0	0	0	0	0	0	(89,977)
Other comprehensive loss	(762)	0	0	0	0	0	0	0	(762)	0
Issuance of class A common stock upon exercise of stock options	9,271	58	0	0	0	9,271	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(4,754)	11	0	0	0	(4,754)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	590,994	859	1	0	0	590,993	0	0	0	0
Share-based compensation expense	12,872	0	0	0	0	12,872	0	0	0	0
Balance at December 31, 2021	$978,958	18,006	$18	1,964	$2	$1,727,143	(8,684)	$(782,104)	$(7,543)	$41,442
Net loss	(130,751)	0	0	0	0	0	0	0	0	(130,751)
Other comprehensive loss	(2,009)	0	0	0	0	0	0	0	(2,009)	0
Issuance of class A common stock upon exercise of stock options	288	2	0	0	0	288	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,805	7	0	0	0	2,805	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(501)	3	0	0	0	(501)	0	0	0	0
Share-based compensation expense	14,209	0	0	0	0	14,209	0	0	0	0
Balance at March 31, 2022	$862,999	18,018	$18	1,964	$2	$1,743,944	(8,684)	$(782,104)	$(9,552)	$(89,309)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(130,751)	$(110,020)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,691	2,782
Reduction in carrying amount of right-of-use assets	1,994	2,086
Credit losses and sales allowances	272	(172)
Deferred taxes	(57,445)	(76,759)
Share-based compensation expense	14,394	7,711
Digital asset impairment losses	170,091	194,095
Amortization of issuance costs on long-term debt	2,129	1,172
Changes in operating assets and liabilities:
Accounts receivable	8,183	6,774
Prepaid expenses and other current assets	(2,838)	(2,919)
Deposits and other assets	(5,801)	(62)
Accounts payable and accrued expenses	(2,041)	(4,632)
Accrued compensation and employee benefits	(12,735)	(3,810)
Accrued interest	9,051	1,219
Deferred revenue and advance payments	48,895	47,606
Operating lease liabilities	(2,382)	(2,458)
Other long-term liabilities	(25)	90
Net cash provided by operating activities	43,682	62,703
Investing activities:
Purchases of digital assets	(215,500)	(1,086,375)
Purchases of property and equipment	(641)	(447)
Net cash used in investing activities	(216,141)	(1,086,822)
Financing activities:
Proceeds from convertible senior notes	0	1,050,000
Issuance costs paid for convertible senior notes	0	(24,596)
Proceeds from secured term loan, net of lender fees	204,693	0
Proceeds from exercise of stock options	288	23,854
Proceeds from sales under employee stock purchase plan	2,805	0
Payment of withholding tax on vesting of restricted stock units	(495)	0
Net cash provided by financing activities	207,291	1,049,258
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(324)	(2,160)
Net increase in cash, cash equivalents, and restricted cash	34,508	22,979
Cash, cash equivalents, and restricted cash, beginning of period	64,434	60,759
Cash, cash equivalents, and restricted cash, end of period	$98,942	$83,738

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

Certain amounts in the prior year’s Consolidated Statements of Cash Flows have been reclassified to conform to current year presentation.  In particular, accrued interest related to the Company’s long-term debt has been reclassified from “Accounts payable and accrued expenses” to “Accrued interest” within operating activities.

The balances presented in the Consolidated Statements of Stockholders’ Equity as of January 1, 2021 include the opening balance adjustments due to the adoption of Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no significant changes in the Company’s accounting policies since December 31, 2021.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Digital Assets

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other.  The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition. Impairment losses are recognized as “Digital asset impairment losses” in the Company’s Consolidated Statement of Operations in the period in which the impairment occurs.

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	March 31,	December 31,
	2022	2021
Approximate number of bitcoins held	129,218	124,391
Digital assets carrying value	$2,895,619	$2,850,210
Cumulative digital asset impairment losses	$1,071,410	$901,319

The carrying value represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through March 31, 2022 or December 31, 2021, respectively, and not as of March 31, 2022 or December 31, 2021, respectively.

The following table summarizes the Company’s digital asset purchases and digital asset impairment losses (in thousands, except number of bitcoins) for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Approximate number of bitcoins purchased	4,827	20,857
Digital asset purchases	$215,500	$1,086,375
Digital asset impairment losses	$170,091	$194,095

The Company did not sell any of its bitcoins during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, approximately 14,109 of the bitcoins held by the Company serve as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), as further described in Note 4, Long-term Debt, to the Consolidated Financial Statements and in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, approximately 19,466 of the bitcoins held by the Company serve as part of the collateral for a $205.0 million term loan (the “2025 Secured Term Loan”) issued to MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, by Silvergate Bank (“Silvergate”), as further described in Note 4, Long-term Debt, to the Consolidated Financial Statements.

(3) Contract Balances

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

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2022	2021
Billed and billable	$129,623	$192,055
Less: allowance for credit losses	(2,693)	(2,775)
Accounts receivable, net	$126,930	$189,280

Changes in the allowance for credit losses were not material for the three months ended March 31, 2022. In estimating its allowance for credit losses as of March 31, 2022 and December 31, 2021, the Company continued to consider the impact from the pandemic caused by a novel strain of coronavirus (“COVID-19”) on the Company’s reserves.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. During the three months ended March 31, 2022 and 2021, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $0.9 million and $1.1 million in accrued sales and usage-based royalty revenue as of March 31, 2022 and December 31, 2021, respectively.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2022	2021
Current:
Deferred product licenses revenue	$1,090	$993
Deferred subscription services revenue	34,185	35,589
Deferred product support revenue	166,119	166,477
Deferred other services revenue	4,823	6,801
Total current deferred revenue and advance payments	$206,217	$209,860

Non-current:
Deferred product licenses revenue	$80	$68
Deferred subscription services revenue	2,153	1,064
Deferred product support revenue	5,368	6,203
Deferred other services revenue	635	754
Total non-current deferred revenue and advance payments	$8,236	$8,089

During the three months ended March 31, 2022, the Company recognized revenues of $74.9 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2022. During the three months ended March 31, 2021, the Company recognized revenues of $70.3 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2021. For the three months ended March 31, 2022 and 2021, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within contract balances and are instead included in the following remaining performance obligation disclosure. As of March 31, 2022, the Company had an aggregate transaction price of $280.6 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts.  The Company expects to recognize $221.4 million within the next 12 months and the remainder thereafter.

(4) Long-term Debt

The net carrying value of the Company’s long-term debt (in thousands) consisted of the following, as of:

	March 31, 2022	December 31, 2021
2025 Convertible Notes	$638,630	$637,882
2027 Convertible Notes	1,030,265	1,029,263
2028 Secured Notes	488,382	488,006
2025 Secured Term Loan	204,588	0
Total	$2,361,865	$2,155,151

Convertible Senior Notes

In December 2020, the Company issued $650.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) in a private offering.  The 2025 Convertible Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021. Holders of the 2025 Convertible Notes may receive additional interest under specified circumstances as outlined in the indenture relating to the issuance of the 2025 Convertible Notes. The 2025 Convertible Notes will mature on December 15, 2025, unless earlier converted, redeemed, or repurchased in accordance with their terms. The total net proceeds from the 2025 Convertible Notes offering, after deducting initial purchaser discounts and issuance costs, were approximately $634.7 million.

In February 2021, the Company issued $1.050 billion aggregate principal amount of 2027 Convertible Notes in a private offering.  The 2027 Convertible Notes are senior unsecured obligations of the Company and do not bear regular interest. However, holders of the 2027 Convertible Notes may receive special interest under specified circumstances as outlined in the indenture relating to the issuance of the 2027 Convertible Notes. Any special interest is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The 2027 Convertible Notes will mature on February 15, 2027, unless earlier converted, redeemed, or repurchased in accordance with their terms. The total net proceeds from the 2027 Convertible Notes offering, after deducting initial purchaser discounts and issuance costs, were approximately $1.026 billion.

The terms of the 2025 Convertible Notes and 2027 Convertible Notes (collectively, the “Convertible Notes”) are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no adjustments to the initial conversion rates for each of the Convertible Notes as of March 31, 2022. As of March 31, 2022, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Convertible Notes and 2027 Convertible Notes, respectively.

During the three months ended March 31, 2022, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes. During the three months ended March 31, 2021, the 2025 Convertible Notes were not convertible at any time. During the three months ended March 31, 2022 and 2021, the 2027 Convertible Notes were not convertible at any time. No conversions of the Convertible Notes occurred during the three months ended March 31, 2022 or 2021. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods.

As of March 31, 2022 and December 31, 2021, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s convertible debt instruments as of March 31, 2022 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(11,370)	$638,630	$908,622	Level 2
2027 Convertible Notes	1,050,000	(19,735)	1,030,265	757,575	Level 2
Total	$1,700,000	$(31,105)	$1,668,895	$1,666,197

The following is a summary of the Company’s convertible debt instruments as of December 31, 2021 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(12,118)	$637,882	$1,056,679	Level 2
2027 Convertible Notes	1,050,000	(20,737)	1,029,263	774,375	Level 2
Total	$1,700,000	$(32,855)	$1,667,145	$1,831,054

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended March 31, 2022 and 2021, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$1,219	$748	$1,967	$1,219	$739	$1,958
2027 Convertible Notes	0	1,002	1,002	0	433	433
Total	$1,219	$1,750	$2,969	$1,219	$1,172	$2,391

The Company did not pay any interest expense related to the 2025 Convertible Notes during the three months ended March 31, 2022 or 2021. The Company has not paid any special interest expense related to the 2027 Convertible Notes to date.

Senior Secured Notes

On June 14, 2021, the Company issued $500.0 million aggregate principal amount of 2028 Secured Notes in a private offering. The 2028 Secured Notes bear interest at a fixed rate of 6.125% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2028 Secured Notes have a stated maturity date of June 15, 2028, unless earlier redeemed or repurchased in accordance with their terms and subject to a springing maturity date of September 15, 2025 or November 16, 2026. The total net proceeds from the 2028 Secured Notes, after deducting initial purchaser discounts and issuance costs, were approximately $487.2 million.

The 2028 Secured Notes include a springing maturity feature that will cause the stated maturity date to spring ahead to: (1) September 15, 2025 (the “First Springing Maturity Date”) unless on the First Springing Maturity Date (i) the Company has liquidity (as defined in the 2028 Secured Notes Indenture) in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on the 2025 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2025 Convertible Notes remains outstanding, (2) November 16, 2026 (the “Second Springing Maturity Date”) unless on the Second Springing Maturity Date (i) the Company has liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on the 2027 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2027 Convertible Notes remains outstanding, or (3) the date (such date, an “FCCR Springing Maturity Date”) that is 91 days prior to the maturity date of any FCCR Convertible Indebtedness (as defined in the indenture for the 2028 Secured Notes) unless on the FCCR Springing Maturity Date (i) the Company has liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on such FCCR Convertible Indebtedness or (ii) less than $100,000,000 of the aggregate principal amount of such FCCR Convertible Indebtedness remains outstanding.

The terms of the 2028 Secured Notes are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The 2028 Secured Notes are governed by an indenture containing certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates.  The Company was in compliance with its debt covenants as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2028 Secured Notes as of March 31, 2022 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(11,618)	$488,382	$487,150	Level 2

The following is a summary of the 2028 Secured Notes as of December 31, 2021 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(11,994)	$488,006	$502,530	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended March 31, 2022, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended March 31, 2022
	Contractual	Amortization of
	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,656	$376	$8,032

The Company did not pay any interest expense related to the 2028 Secured Notes during the three months ended March 31, 2022.

Secured Term Loan

On March 23, 2022, MacroStrategy LLC, a wholly-owned subsidiary of the Company, entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with Silvergate pursuant to which Silvergate issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. The 2025 Secured Term Loan is a senior secured obligation of MacroStrategy and bears interest at a floating rate equal to the Secured Overnight Financing Rate 30 Day Average as published by the Federal Reserve Bank of New York’s website plus 3.70%, with a floor of 3.75%, and is payable monthly in arrears beginning May 2022. The 2025 Secured Term Loan will mature on March 23, 2025, unless earlier prepaid or repaid in accordance with the terms of the Credit and Security Agreement. The total net proceeds from the 2025 Secured Term Loan, after deducting lender fees and third-party costs, were approximately $204.6 million.

Under the terms of the Credit and Security Agreement, the 2025 Secured Term Loan proceeds may be used (i) by MacroStrategy to purchase bitcoins, (ii) by MacroStrategy to pay fees, interest, and expenses related to the 2025 Secured Term Loan transaction, or (iii) for MacroStrategy’s or the Company’s general corporate purposes. The 2025 Secured Term Loan may be prepaid at any time, subject to prepayment premiums of 0.50% and 0.25% of the 2025 Secured Term Loan amount prepaid for prepayments during years one and two of the 2025 Secured Term Loan term, respectively.

In accordance with the terms of the Credit and Security Agreement, the 2025 Secured Term Loan was collateralized at closing by bitcoin with a value of approximately $820.0 million placed in a collateral account with a custodian mutually authorized by Silvergate and MacroStrategy (the “Bitcoin Collateral Account”). While the 2025 Secured Term Loan is outstanding, MacroStrategy is required to maintain a Loan to collateral value ratio (“LTV Ratio”) of 50% or less, which would amount to at least $410.0 million worth of bitcoin being required to be held in such account assuming the full $205.0 million of 2025 Secured Term Loan principal remains outstanding. If the price of bitcoin drops such that the LTV Ratio exceeds 50%, MacroStrategy is required to either deposit additional bitcoin in the Bitcoin Collateral Account or prepay a portion of the 2025 Secured Term Loan such that the LTV Ratio is reduced to 25% or less (or 35% or less, provided that in such case the interest rate on the 2025 Secured Term Loan will be increased by 25 basis points until such time as the LTV Ratio is reduced to 25% or less). If at any time the LTV Ratio is less than 25% as a result of excess collateral in the Bitcoin Collateral Account, MacroStrategy is entitled to a return of such excess collateral so long as the LTV Ratio would not exceed 25% after giving effect to such return.

Separate and apart from the requirements associated with the LTV Ratio, MacroStrategy established a $5.0 million cash reserve account (the “Reserve Account”) with Silvergate to serve as additional collateral for the 2025 Secured Term Loan. MacroStrategy is required to maintain at least $5.0 million in the Reserve Account until the last six months of the 2025 Secured Term Loan term, at which time funds in the Reserve Account may be used to make interest payments on the 2025 Secured Term Loan at MacroStrategy’s request, with the amount required to be held in the Reserve Account correspondingly reduced to the extent such payments are made. The collateral for the 2025 Secured Term Loan does not extend beyond assets in the Bitcoin Collateral Account and the Reserve Account.  As of March 31, 2022, the Reserve Account is presented within “Restricted cash” in the Company’s Consolidated Balance Sheet and the Bitcoin Collateral Account is presented within “Digital assets” in the Company’s Consolidated Balance Sheet as further described in Note 2, Digital Assets, to the Consolidated Financial Statements.

The 2025 Secured Term Loan is not guaranteed by any party. The Credit and Security Agreement contains customary affirmative and negative covenants for credit facilities of this type, including, among others, limitations on MacroStrategy with respect to the sale of collateral and the incurrence of liens on the collateral. The Credit and Security Agreement does not restrict MacroStrategy from incurring additional debt, permits additional liens so long as such liens are not on the assets serving as collateral for the 2025 Secured Term Loan, and permits MacroStrategy to sell assets so long as they are not serving as collateral for the 2025 Secured Term Loan. There are no restrictions in the Credit and Security Agreement on utilizing bitcoin that is not in the Bitcoin Collateral Account. The Credit and Security Agreement has customary change-of-control provisions, providing Silvergate with a right to accelerate the 2025 Secured Term Loan in full in connection with a change of control of the Company, including the sale of all or substantially all of the Company’s or MacroStrategy’s assets. The Credit and Security Agreement also contains customary events of default with customary grace periods, as applicable. Upon an event of default, Silvergate has the right to accelerate the 2025 Secured Term Loan in full, increase the interest accrual rate by an additional 2%, and liquidate the collateral to pay the 2025 Secured Term Loan.

MacroStrategy was in compliance with its debt covenants as of March 31, 2022.

The Company incurred approximately $0.4 million in lender fees and third-party costs (“issuance costs”) associated with the 2025 Secured Term Loan. The Company accounts for these issuance costs as a reduction to the principal amount of the 2025 Secured Term Loan and amortizes the issuance costs to interest expense over the contractual term of the 2025 Secured Term Loan at an effective interest rate of 3.87%.  As of March 31, 2022 the net carrying value of the 2025 Secured Term Loan was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2025 Secured Term Loan as of March 31, 2022 (in thousands):

	Outstanding	Unamortized	Net Carrying
	Principal Amount	Issuance Costs	Value
2025 Secured Term Loan	$205,000	$(412)	$204,588

The carrying value of the 2025 Secured Term Loan as of March 31, 2022 approximates the fair value since the 2025 Secured Term Loan was executed within close proximity to the end of the quarter.

For the three months ended March 31, 2022, interest expense related to the 2025 Secured Term Loan was as follows (in thousands):

	Three Months Ended March 31, 2022
	Contractual	Amortization of
	Interest Expense	Issuance Costs	Total
2025 Secured Term Loan	$176	$3	$179

The Company did not pay any interest expense related to the 2025 Secured Term Loan during the three months ended March 31, 2022.

Maturities

The following table shows the maturities of the Company’s debt instruments as of March 31, 2022 (in thousands). The principal payments related to the 2028 Secured Notes are included in the table below based on the First Springing Maturity Date of September 15, 2025, as if the springing maturity feature discussed above were triggered. The Company’s expectation is that the springing maturity feature of the 2028 Secured Notes will not be triggered.

Payments due by period ended March 31,	2025 Convertible Notes	2027 Convertible Notes	2028 Secured Notes	2025 Secured Term Loan	Total
2023	$0	$0	$0	$0	$0
2024	0	0	0	0	0
2025	0	0	0	205,000	205,000
2026	650,000	0	500,000	0	1,150,000
2027	0	1,050,000	0	0	1,050,000
Thereafter	0	0	0	0	0
Total	$650,000	$1,050,000	$500,000	$205,000	$2,405,000

(5) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of March 31, 2022 or December 31, 2021.

(b) Contingencies

Following an internal review initiated in 2018, the Company believes that its Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities.

On February 6, 2020, the Company learned that a Brazilian court authorized the Brazilian Federal Police to use certain investigative measures in its investigation into alleged corruption and procurement fraud involving certain government officials, pertaining to a particular transaction.  Pursuant to this court authorization, numerous entities and individuals across Brazil were subject to the freezing of assets and other measures, including former resellers and former employees of the Company’s Brazilian subsidiary.  On February 6, 2020, the bank accounts of the Company’s Brazilian subsidiary were also frozen up to an amount of BRL 10.0 million.  On May 22, 2020, these bank accounts of the Company’s Brazilian subsidiary were unfrozen based on a court decision that found the evidence provided to support the alleged illicit origin of the relevant funds was insufficient.  On October 19, 2021, an appeals court upheld the decision to unfreeze the accounts (which had remained unfrozen while the appeal was pending).  This decision is final.  The transaction at issue is part of the basis of the previously reported failure or likely failure of the Brazilian subsidiary to comply with local procurement regulations.  The Company is not aware of any allegations that any former employee or the Company made any payments to Brazilian government officials.  The Brazilian Federal Police expanded the investigation to include other possible cases of procurement fraud involving Brazilian government entities. Criminal penalties may be imposed against individuals; however, neither employees of the Company’s Brazilian subsidiary nor the subsidiary itself have been targets of the Federal Police investigation.

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

On March 1, 2021, Daedalus provided its formal infringement contentions which included additional accused functionality as part of its infringement allegations from the complaint, materially expanding the scope of its case.  The Company has filed a motion to dismiss the complaint with prejudice, asking the court to rule that the asserted claims are invalid as being directed to patent ineligible matter.  This matter is in the latter stage of factual discovery. The court conducted a claim construction hearing on July 15, 2021. The court appointed a special master on October 28, 2021 and directed the special master to submit a Report and Recommendation as to the issue of claim construction and the pending motion to dismiss by February 1, 2022. On January 21, 2022, the special master issued two separate Reports and Recommendations. The first Report and Recommendation recommended constructions of certain patent claim terms and the second Report and Recommendation recommended, without reaching the merits, dismissing the Company’s motion to dismiss without prejudice to re-filing after discovery ends. The parties filed their respective objections to the special master’s Reports and Recommendations on February 4, 2022, and their oppositions to the other party’s objections on February 18, 2022. On March 9, 2022, the court issued an order overruling all parties’ objections and adopting the special master’s Reports and Recommendations in full. The court also ordered that the parties submit a joint proposed schedule within 30 days providing new deadlines for the close of fact discovery, expert reports, expert discovery, and dispositive motions. The outcome of this matter is not presently determinable.

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

During the three months ended March 31, 2022 and 2021, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program. As of March 31, 2022, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program.  As of March 31, 2022, $209.1 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the three months ended March 31, 2022, the Company recorded a benefit from income taxes of $48.0 million on a pretax loss of $178.8 million, which resulted in an effective tax rate of 26.9%. For the three months ended March 31, 2021, the Company recorded a benefit from income taxes of $74.3 million on a pretax loss of $184.3 million, which resulted in an effective tax rate of 40.3%. The change in the effective tax rate in 2022 is primarily due to higher excess tax benefits from share-based compensation expense in 2021 as compared to 2022.

As of March 31, 2022, the Company had a valuation allowance of $1.0 million primarily related to certain foreign tax credit carryforward tax assets that, in the Company’s present estimation, more likely than not will not be realized. If the market value of bitcoin declines or the Company is unable to regain profitability in future periods, the Company may be required to increase the valuation allowance against its deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of March 31, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits of $6.2 million, of which $2.1 million was recorded in “Other long-term liabilities” and $4.1 million was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheets.

(8) Share-based Compensation

2013 Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants. As of March 31, 2022, a total of 2,750,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of March 31, 2022, there were 241,334 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

As of March 31, 2022, there were options to purchase 1,465,779 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2022:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2022	1,167	$268.74
Granted	304	$404.60
Exercised	(2)	$129.23	$678
Forfeited/Expired	(3)	$445.94
Balance as of March 31, 2022	1,466	$296.80
Exercisable as of March 31, 2022	698	$184.99	$223,826	4.0
Expected to vest as of March 31, 2022	768	$398.27	$108,378	8.9
Total	1,466	$296.80	$332,204	6.6

Stock options outstanding as of March 31, 2022 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2022
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	876	$135.94	4.7
$400.01 - $500.00	324	$408.64	9.8
$600.01 - $691.23	266	$691.23	8.9
Total	1,466	$296.80	6.6

An aggregate of 123,625 stock options with an aggregate grant date fair value of $28.4 million vested during the three months ended March 31, 2022. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $227.51 and $381.26 for each share subject to a stock option granted during the three months ended March 31, 2022 and 2021, respectively, based on the following assumptions:

	Three months ended
	March 31,
	2022	2021
Expected term of options in years	6.3	6.3
Expected volatility	58.4%	57.6% - 59.0%
Risk-free interest rate	1.9%	0.8% - 1.0%
Expected dividend yield	0.0%	0.0%

For the three months ended March 31, 2022 and 2021, the Company recognized approximately $10.4 million and $5.3 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of March 31, 2022, there was approximately $154.2 million of total unrecognized share-based compensation expense related to unvested stock options.  As of March 31, 2022, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.3 years.

Share-settled restricted stock units

As of March 31, 2022, there were 108,273 share-settled restricted stock units outstanding under the 2013 Equity Plan.  The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
		Intrinsic
	Units	Value
Balance as of January 1, 2022	105
Granted	11
Vested	(4)	$1,433
Forfeited	(4)
Balance as of March 31, 2022	108
Expected to vest as of March 31, 2022	108	$52,655

During the three months ended March 31, 2022, 3,927 share-settled restricted stock units having an aggregate grant date fair value of $2.7 million vested, and 1,473 shares were withheld to satisfy tax obligations, resulting in 2,454 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the three months ended March 31, 2022 and 2021 was $404.60 and $691.99, respectively, based on the fair value of the Company’s class A common stock. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $3.2 million and $1.2 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the 2013 Equity Plan. As of March 31, 2022, there was approximately $44.1 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units. As of March 31, 2022, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.2 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan.  Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period.  For the three months ended March 31, 2022 and 2021, the Company recognized approximately $0.1 million and $0.9 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of March 31, 2022, there was approximately $2.0 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units. As of March 31, 2022, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.8 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).  The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock, commencing at such time and on such dates as the Board of Directors of the Company shall determine.  The first offering period under the 2021 ESPP commenced on February 16, 2021 and ended on August 15, 2021. After this first offering period, the Board of Directors of the Company determined to provide subsequent 6-month offering periods commencing on each March 1 and September 1 for the remaining term of the 2021 ESPP.  An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the three months ended March 31, 2022, 7,450 shares of class A common stock were issued in connection with the 2021 ESPP. As of March 31, 2022, 87,938 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three months ended March 31, 2022 and 2021, the Company recognized approximately $0.6 million and $0.4 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of March 31, 2022, there was approximately $0.8 million of total unrecognized share-based compensation expense related to the 2021 ESPP. As of March 31, 2022, the Company expects to recognize this remaining share-based compensation expense over a period of approximately 0.4 years.

Tax Benefits Related to Equity Plans

During the three months ended March 31, 2022, the Company recognized tax expense on exercises of stock options and vesting of share-settled restricted stock units of approximately $0.1 million and tax benefits on share-based compensation expense of approximately $2.9 million, for a total tax benefit of $2.8 million related to the Company’s equity plans. During the three months ended March 31, 2021, the Company recognized tax benefits on exercises of stock options of approximately $22.1 million and tax benefits on share-based compensation expense of approximately $1.3 million, for a total tax benefit of $23.4 million related to the Company’s equity plans.

(9) Basic and Diluted Loss per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Potential common shares are included in the diluted earnings per share calculation when dilutive.  Potential common shares consisting of class A common stock issuable upon the exercise of outstanding stock options, the vesting of restricted stock units, and in connection with the 2021 ESPP are computed using the treasury stock method. Potential common shares consisting of class A common stock issuable upon conversion of the Convertible Notes are computed using the if-converted method. In computing diluted earnings per share, the Company first calculates the earnings per incremental share (“EPIS”) for each class of potential common shares and ranks the classes from the most dilutive (i.e., lowest EPIS) to the least dilutive (i.e., highest EPIS). Basic earnings per share is then adjusted for the effect of each class of shares, in sequence and cumulatively, until a particular class no longer produces further dilution.

For the three months ended March 31, 2022 and 2021, the following weighted average shares of potential class A common stock were excluded from the diluted loss per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Stock Options	1,311	1,211
Restricted Stock Units	107	81
Employee Stock Purchase Plan	2	3
2025 Convertible Notes	1,633	1,633
2027 Convertible Notes	733	334
Total	3,786	3,262

(10) Segment Information

The Company manages its business in one reportable operating segment.  The Company’s one reportable operating segment is engaged in the design, development, marketing, and sales of its software platform through licensing arrangements and cloud subscriptions and related services.  The following table presents total revenues, gross profit, and long-lived assets (in thousands) according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net.

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2022
Total revenues	$68,407	$39,288	$11,582	$119,277
Gross profit	$54,705	$30,702	$8,193	$93,600
Three months ended March 31, 2021
Total revenues	$70,207	$39,817	$12,878	$122,902
Gross profit	$58,931	$31,969	$9,453	$100,353
As of March 31, 2022
Long-lived assets	$87,365	$7,638	$5,314	$100,317
As of December 31, 2021
Long-lived assets	$89,817	$7,874	$5,656	$103,347

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three months ended March 31, 2022 and 2021, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2022 and 2021, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2022 and December 31, 2021, no individual foreign country accounted for 10% or more of total consolidated assets.

(11) Related Party Transaction

In June 2021, Michael J. Saylor, the Company’s Chairman of the Board of Directors & Chief Executive Officer, entered into an indemnification agreement with the Company for an initial term of 90 days. The indemnification agreement provides that Mr. Saylor will provide during the term of the agreement, from his personal funds, directors’ and officers’ indemnity coverage to the Company for the benefit of the directors and officers of the Company and its subsidiaries in the event such coverage is not indemnifiable by the Company, up to a total of $40 million.  In return, the Company paid Mr. Saylor a one-time fee of $388,945 for the initial 90-day term. In 2021, pursuant to the terms of the indemnification agreement, the Company elected to extend the term for two additional 90-day periods which began in September 2021 and December 2021, respectively, and paid Mr. Saylor an additional $777,890 in the aggregate for these extensions. In February 2022, pursuant to the terms of the indemnification agreement, the Company elected to extend the term for a final 90-day period which began in March 2022, and paid Mr. Saylor an additional $388,945 for the final extension.

Prior to entering into the indemnification agreement with Mr. Saylor, the Company obtained and considered binding market quotes for directors’ and officers’ liability insurance policies. The Company determined that these policies would have provided insufficient coverage and would have required substantial premiums.

(12) Subsequent Events

The Company has incurred at least $30.2 million in digital asset impairment losses during the second quarter of 2022 on bitcoin held as of March 31, 2022. See Note 2, Digital Assets, to the Consolidated Financial Statements for further detail on accounting for digital assets.

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

Our bitcoin acquisition strategy involves acquiring bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. As part of our bitcoin acquisition strategy, we also periodically engage in activities to educate the market regarding bitcoin. We view our bitcoin holdings as long-term holdings, and we do not plan to engage in regular trading of bitcoin and have not hedged or otherwise entered into derivative contracts with respect to our bitcoin holdings, though we may sell bitcoin in future periods as needed to generate cash for treasury management and other general corporate purposes. We may consider entering into additional capital raising transactions that may be collateralized by our bitcoin holdings and may consider strategies to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to creditworthy counterparties. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional bitcoin.

We believe that bitcoin is attractive because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy and can therefore serve as a hedge against inflation. We also believe that bitcoin offers additional opportunity for appreciation in value with increasing adoption due to its limited supply. We believe that our bitcoin acquisition strategy is complementary to our enterprise analytics software business, as we believe that our bitcoin and related activities in support of the bitcoin network enhance awareness of our brand and can provide opportunities to secure new customers for our analytics software offerings. We are also exploring opportunities to apply bitcoin-related technologies such as blockchain analytics into our software offerings.

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

In the first quarter of 2021, we adopted, in addition to and in conjunction with our Treasury Reserve Policy, a corporate strategy of acquiring and holding bitcoin. Pursuant to this corporate strategy, and from time to time, subject to market conditions, we issue debt or equity securities or engage in other capital raising transactions with the objective of using the proceeds to purchase bitcoin.

During 2021 and 2022, we used the proceeds of the following capital raising transactions to purchase bitcoin. The transactions are further described below under “—Liquidity and Capital Resources— Long-term Debt” and under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Open Market Sale Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021:

•	$1.050 billion aggregate principal amount of the 2027 Convertible Notes issued in February 2021;
•	$500.0 million aggregate principal amount of the 2028 Secured Notes issued in June 2021;
•

1,413,767 shares of class A common stock issued during the second half of 2021, for aggregate gross proceeds of $1.0 billion pursuant to an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent; and

•	$205.0 million aggregate principal amount of the 2025 Secured Term Loan issued in March 2022.

As of March 31, 2022, we held an aggregate of approximately 129,218 bitcoins, with 14,109 bitcoins held directly by MicroStrategy Incorporated and 115,109 bitcoins held by MacroStrategy LLC, a wholly-owned subsidiary of MicroStrategy. The approximately 14,109 bitcoins held directly by MicroStrategy Incorporated serve as part of the collateral securing our 2028 Secured Notes, and approximately 19,466 of the 115,109 bitcoins held by MacroStrategy serve as part of the collateral securing our 2025 Secured Term Loan.

The following table presents a rollforward of our bitcoin holdings, including additional information related to our bitcoin purchases and digital asset impairment losses within the respective periods. We have not sold any of our bitcoin as of the date of this Quarterly Report.

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2020		$1,125,000	$(70,698)	$1,054,302	70,469	$15,964
Digital asset purchases	(a)	1,086,375		1,086,375	20,857	52,087
Digital asset impairment losses			(194,095)	(194,095)
Balance at March 31, 2021		$2,211,375	$(264,793)	$1,946,582	91,326	$24,214
Digital asset purchases	(b)	529,231		529,231	13,759	38,464
Digital asset impairment losses			(424,774)	(424,774)
Balance at June 30, 2021		$2,740,606	$(689,567)	$2,051,039	105,085	$26,080
Digital asset purchases	(c)	419,865		419,865	8,957	46,876
Digital asset impairment losses			(65,165)	(65,165)
Balance at September 30, 2021		$3,160,471	$(754,732)	$2,405,739	114,042	$27,713
Digital asset purchases	(d)	591,058		591,058	10,349	57,113
Digital asset impairment losses			(146,587)	(146,587)
Balance at December 31, 2021		$3,751,529	$(901,319)	$2,850,210	124,391	$30,159
Digital asset purchases	(e)	215,500		215,500	4,827	44,645
Digital asset impairment losses			(170,091)	(170,091)
Balance at March 31, 2022		$3,967,029	$(1,071,410)	$2,895,619	129,218	$30,700
(a)	In the first quarter of 2021, we purchased bitcoin using $1.026 billion in net proceeds from our issuance of the 2027 Convertible Notes and excess cash.
(b)	In the second quarter of 2021, we purchased bitcoin using $487.2 million in net proceeds from our issuance of the 2028 Secured Notes and excess cash.
(c)

In the third quarter of 2021, we purchased bitcoin using $399.5 million in net proceeds from our sale of 555,179 shares of class A common stock offered under the Open Market Sale Agreement and excess cash.

(d)

In the fourth quarter of 2021, we purchased bitcoin using $591.0 million in net proceeds from our sale of 858,588 shares of class A common stock offered under the Open Market Sale Agreement and excess cash.

(e)	In the first quarter of 2022, we purchased bitcoin using $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan and excess cash.

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market for bitcoin) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2020	70,469	$10,363.76	$730,324	$29,321.90	$2,066,285	$29,181.00	$2,056,356
March 31, 2021	91,326	$27,678.00	$2,527,721	$61,788.45	$5,642,892	$58,601.28	$5,351,820
June 30, 2021	105,085	$28,800.00	$3,026,448	$64,899.00	$6,819,911	$34,763.47	$3,653,119
September 30, 2021	114,042	$29,301.56	$3,341,609	$52,944.96	$6,037,949	$43,534.56	$4,964,768
December 31, 2021	124,391	$42,333.00	$5,265,844	$69,000.00	$8,582,979	$45,879.97	$5,707,055
March 31, 2022	129,218	$32,933.33	$4,255,579	$48,240.00	$6,233,476	$45,602.79	$5,892,701
(a)

The "Lowest Market Price Per Bitcoin During Quarter" represents the lowest market price for one bitcoin reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our bitcoin.

(b)

The "Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price" represents a mathematical calculation consisting of the lowest market price for one bitcoin reported on the Coinbase exchange during the respective quarter multiplied by the number of bitcoins we held at the end of the applicable period.

(c)

The "Highest Market Price Per Bitcoin During Quarter" represents the highest market price for one bitcoin reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our bitcoin.

(d)

The "Market Value of Bitcoin Held at End of Quarter Using Highest Market Price" represents a mathematical calculation consisting of the highest market price for one bitcoin reported on the Coinbase exchange during the respective quarter multiplied by the number of bitcoins we held at the end of the applicable period.

(e)	The "Market Price Per Bitcoin at End of Quarter" represents the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective quarter.
(f)

The "Market Value of Bitcoin Held at End of Quarter Using Ending Market Price" represents a mathematical calculation consisting of the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective quarter multiplied by the number of bitcoins we held at the end of the applicable period.

The amounts reported as “Market Value” in the above table represent only a mathematical calculation consisting of the price for one bitcoin reported on the Coinbase exchange (our principal market for bitcoin) in each scenario defined above multiplied by the number of bitcoins we held at the end of the applicable period.  The Securities and Exchange Commission has previously stated that there has not been a demonstration that (i) bitcoin and bitcoin markets are inherently resistant to manipulation or that the spot price of bitcoin may not be subject to fraud and manipulation; and (ii) adequate surveillance-sharing agreements with bitcoin-related markets are in place, as bitcoin-related markets are either not significant, not regulated, or both.  Accordingly, the Market Value amounts reported above may not accurately represent fair market value, and the actual fair market value of our bitcoin may be different from such amounts and such deviation may be material. Moreover, (i) the bitcoin market historically has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network and (ii) we may not be able to sell our bitcoins at the Market Value amounts indicated above, at the market price as reported on the Coinbase exchange (our principal market for bitcoin) on the date of sale, or at all.

Our digital asset impairment losses have significantly contributed to our operating expenses and net loss. For the three months ended March 31, 2022, digital asset impairment losses of $170.1 million represented 64.5% of our operating expenses, contributing to our net loss of $130.8 million for the three months ended March 31, 2022, compared to digital asset impairment losses of $194.1 million in the three months ended March 31, 2021, representing 68.5% of our operating expenses and contributing to our net loss of $110.0 million for the three months ended March 31, 2021.

As of May 2, 2022, we held approximately 129,218 bitcoins that were acquired at an aggregate purchase price of $3.967 billion and an average purchase price of approximately $30,700 per bitcoin, inclusive of fees and expenses. As of May 2, 2022, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $38,550.43.

Our Enterprise Analytics Software Strategy

As a global leader in enterprise analytics software and services, our vision is to enable Intelligence Everywhere. Our core offering, the MicroStrategy platform, helps achieve this vision for our enterprise customers around the world. It delivers actionable intelligence and modern analytics on an open, comprehensive enterprise platform. The MicroStrategy platform empowers our customers to quickly build and deploy high-performance, governed, and secure applications that can scale across their enterprises.

Our core product offering is our software platform. In 2021, we moved to a monthly release cadence to enable the same functionality, security, and stability enhancements that we have historically delivered for our platform in annual releases, without the friction of a single, annual release. Our platform features the following:

•

Pervasive, Modern Analytics: MicroStrategy delivers insights across multiple clients and devices to users via our HyperIntelligence® products, visualization and reporting capabilities, mobility features, and custom applications developed on our platform.

o

Data Visualization and Reporting – Dossier®, our dashboarding and data-visualization tool, provides users with the formatting, layout, and input controls needed to quickly build low-code/no-code analytics applications, from infographic-style reports to high-impact productivity applications.

o

Transformational Mobility – Our platform empowers the mobile workforce to make decisions and take action from any location. It delivers more ways to quickly deploy mobile productivity apps for a variety of business functions and roles on any standard smartphone or tablet.

o

HyperIntelligence – Our platform offers the potential to radically improve business processes by enhancing the websites, applications, and mobile devices people use every day with contextual intelligence, next-action suggestions, and workflows.

o

Custom Applications – Our platform enables users to create highly customized web and mobile applications that leverage the full breadth of the MicroStrategy platform to deliver intuitive BI apps for teams, departments, and organizations.

•	Open, Federated Architecture: MicroStrategy embraces an agile approach to development and innovation, addressing our strategy of seeking to offer the most open analytics platform on the market.
o

Federated Analytics – Our platform provides analysts and data scientists with seamless access to trusted, governed data directly within their favorite tools. The MicroStrategy platform integrates with popular business apps, including Microsoft Excel, Power BI, and Tableau to provide users with the flexibility to leverage trusted data from MicroStrategy directly within the client applications to which they are accustomed. The MicroStrategy platform also provides out-of-the-box integrations to popular data-science tools like Jupyter and RStudio, allowing users to develop predictive, machine learning-enhanced data models on top of the secure and trusted foundation offered by the MicroStrategy platform.

o

APIs and Gateways – Our gateways, application programming interfaces (“APIs”), and connectors enable the MicroStrategy platform to integrate with the most popular enterprise platforms and tools. We certify more than 200 connectors to popular data sources both locally stored and in the cloud, and we offer a comprehensive set of Representational State Transfer (“REST”) APIs that makes it easy to embed the platform in packaged and custom applications, workflows, and devices.

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

o

Enterprise Semantic Graph™ – The engine of our platform is our proprietary Enterprise Semantic Graph, which provides a structured view of a company’s data assets by organizing them into understandable business terms. Our Enterprise Semantic Graph also enriches metadata content with real-time location intelligence and content and system usage telemetry. This feature allows users to have a consistent and secure view of data across the enterprise—effectively delivering what we refer to as a single version of truth.

o

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

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three months ended March 31, 2022 and 2021 were not materially impacted by COVID-19, our revenues may be negatively impacted in future periods until the effects of the pandemic and the efforts to address it have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

We adapted our operations to meet the challenges of the pandemic, including establishing flexible working arrangements for our employees, reducing business travel, and shifting certain of our customer, employee, and industry events to virtual formats.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Revenues
Product licenses	$16,513	$21,280
Subscription services	12,845	10,026
Total product licenses and subscription services	29,358	31,306
Product support	67,151	70,649
Other services	22,768	20,947
Total revenues	119,277	122,902
Cost of revenues
Product licenses	477	488
Subscription services	5,410	3,628
Total product licenses and subscription services	5,887	4,116
Product support	5,191	4,812
Other services	14,599	13,621
Total cost of revenues	25,677	22,549
Gross profit	93,600	100,353
Operating expenses
Sales and marketing	33,240	38,198
Research and development	33,523	29,483
General and administrative	26,706	21,729
Digital asset impairment losses	170,091	194,095
Total operating expenses	263,560	283,505
Loss from operations	$(169,960)	$(183,152)

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

Employees

As of March 31, 2022, we had a total of 2,143 employees, of whom 775 were based in the United States and 1,368 were based internationally.  The following table summarizes employee headcount as of the dates indicated:

	March 31,	December 31,	March 31,
	2022	2021	2021
Subscription services	77	72	54
Product support	167	174	155
Consulting	429	413	391
Education	36	36	39
Sales and marketing	462	470	471
Research and development	720	699	654
General and administrative	252	257	251
Total headcount	2,143	2,121	2,015

Share-based Compensation Expense

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

	Three Months Ended
	March 31,
	2022	2021
Cost of subscription services revenues	$107	$49
Cost of product support revenues	450	149
Cost of consulting revenues	376	79
Cost of education revenues	52	10
Sales and marketing	4,283	2,384
Research and development	3,314	2,067
General and administrative	5,812	2,973
Total share-based compensation expense	$14,394	$7,711

The $6.7 million increase in share-based compensation expense during the three months ended March 31, 2022, as compared to the same period in the prior year, is primarily due to the continued expansion of our equity award programs worldwide. As of March 31, 2022, we estimated that an aggregate of approximately $201.0 million of additional share-based compensation expense associated with the 2013 Equity Plan and the 2021 ESPP will be recognized over a remaining weighted average period of 3.2 years.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of our share-based compensation expense, (ii) non-GAAP net loss and non-GAAP diluted loss per share that exclude the impact of our share-based compensation expense, interest expense arising from the amortization of debt issuance costs on our long-term debt, and related income tax effects, and (iii) certain non-GAAP constant currency revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis.  The first supplemental financial measure excludes a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment and the resulting share-based compensation expense could vary significantly in comparison to other companies.  The second set of supplemental financial measures excludes the impact of (i) share-based compensation expense, (ii) non-cash interest expense arising from the amortization of debt issuance costs related to our long-term debt, and (iii) related income tax effects.  The third set of supplemental financial measures excludes changes resulting from fluctuations in foreign currency exchange rates so that results may be compared to the same period in the prior year on a non-GAAP constant currency basis.  We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP loss from operations, which excludes the impact of share-based compensation expense, to its most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(169,960)	$(183,152)
Share-based compensation expense	14,394	7,711
Non-GAAP loss from operations	$(155,566)	$(175,441)

The following are reconciliations of our non-GAAP net loss and non-GAAP diluted loss per share, in each case excluding the impact of (i) share-based compensation expense, (ii) interest expense arising from the amortization of debt issuance costs on our long-term debt, and (iii) related income tax effects to their most directly comparable GAAP measures (in thousands, except per share data) for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Reconciliation of non-GAAP net loss:
Net loss	$(130,751)	$(110,020)
Share-based compensation expense	14,394	7,711
Interest expense arising from amortization of debt issuance costs	2,129	1,172
Income tax effects (1)	(3,444)	(23,737)
Non-GAAP net loss	$(117,672)	$(124,874)

Reconciliation of non-GAAP diluted loss per share (2):
Diluted loss per share	$(11.58)	$(11.40)
Share-based compensation expense (per diluted share)	1.28	0.80
Interest expense arising from amortization of debt issuance costs (per diluted share)	0.19	0.12
Income tax effects (per diluted share)	(0.31)	(2.46)
Non-GAAP diluted loss per share	$(10.42)	$(12.94)

(1)

Income tax effects reflect the net tax effects of share-based compensation expense, which includes tax benefits on exercises of stock options and vesting of share-settled restricted stock units, and interest expense for amortization of debt issuance costs.

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

The following are reconciliations of certain non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$16,513	$(488)	$17,001	$21,280	-22.4%	-20.1%
Subscription services revenues	12,845	(205)	13,050	10,026	28.1%	30.2%
Product support revenues	67,151	(1,699)	68,850	70,649	-5.0%	-2.5%
Other services revenues	22,768	(802)	23,570	20,947	8.7%	12.5%
Cost of product support revenues	5,191	(131)	5,322	4,812	7.9%	10.6%
Cost of other services revenues	14,599	(686)	15,285	13,621	7.2%	12.2%
Sales and marketing expenses	33,240	(812)	34,052	38,198	-13.0%	-10.9%
Research and development expenses	33,523	17	33,506	29,483	13.7%	13.6%
General and administrative expenses	26,706	(241)	26,947	21,729	22.9%	24.0%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$21,280	$325	$20,955	$12,584	69.1%	66.5%
Subscription services revenues	10,026	190	9,836	7,968	25.8%	23.4%
Product support revenues	70,649	1,917	68,732	71,158	-0.7%	-3.4%
Other services revenues	20,947	618	20,329	19,714	6.3%	3.1%
Cost of product support revenues	4,812	58	4,754	6,718	-28.4%	-29.2%
Cost of other services revenues	13,621	351	13,270	13,093	4.0%	1.4%
Sales and marketing expenses	38,198	425	37,773	39,518	-3.3%	-4.4%
Research and development expenses	29,483	445	29,038	26,101	13.0%	11.3%
General and administrative expenses	21,729	102	21,627	21,332	1.9%	1.4%

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

Critical accounting estimates involve a significant level of estimation uncertainty and are estimates that have had or are reasonably likely to have a material impact on our financial condition or results of operations. We consider certain estimates and judgments related to revenue recognition to be critical accounting estimates for us, as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in such estimates and judgments since December 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2022	2021	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$9,844	$13,246	-25.7%
International	6,669	8,034	-17.0%
Total product licenses revenues	16,513	21,280	-22.4%
Subscription Services
Domestic	9,098	7,469	21.8%
International	3,747	2,557	46.5%
Total subscription services revenues	12,845	10,026	28.1%
Total product licenses and subscription services revenues	$29,358	$31,306	-6.2%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	1	2
Between $0.5 million and $1.0 million in licenses revenue recognized	3	5
Total	4	7
Domestic:
More than $1.0 million in licenses revenue recognized	1	2
Between $0.5 million and $1.0 million in licenses revenue recognized	2	2
Total	3	4
International:
More than $1.0 million in licenses revenue recognized	0	0
Between $0.5 million and $1.0 million in licenses revenue recognized	1	3
Total	1	3

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2022	2021	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$1,125	$6,103	-81.6%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,953	3,053	-36.0%
Less than $0.5 million in licenses revenue recognized	13,435	12,124	10.8%
Total	16,513	21,280	-22.4%
Domestic:
More than $1.0 million in licenses revenue recognized	1,125	6,103	-81.6%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,443	1,414	2.1%
Less than $0.5 million in licenses revenue recognized	7,276	5,729	27.0%
Total	9,844	13,246	-25.7%
International:
More than $1.0 million in licenses revenue recognized	0	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	510	1,639	-68.9%
Less than $0.5 million in licenses revenue recognized	6,159	6,395	-3.7%
Total	$6,669	$8,034	-17.0%

Product licenses revenues decreased $4.8 million for the three months ended March 31, 2022, as compared to the same period in the prior year.  For the three months ended March 31, 2022 and 2021, product licenses transactions with more than $0.5 million in recognized revenue represented 18.6% and 43.0%, respectively, of our product licenses revenues.  For the three months ended March 31, 2022, our top three product licenses transactions totaled $2.6 million in recognized revenue, or 15.6% of total product licenses revenues, compared to $7.0 million, or 32.8% of total product licenses revenues, for the three months ended March 31, 2021.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $3.4 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to a decrease in the average deal size and number of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues decreased $1.4 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million and a $0.5 million unfavorable foreign currency exchange impact.

Subscription services revenues.  Subscription services revenues are derived from our MCE cloud subscription service and are recognized ratably over the service period in the contract.  Subscription services revenues increased $2.8 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, and sales contracts with new customers. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2022	2021	Change
Product Support Revenues:
Domestic	$39,083	$40,090	-2.5%
International	28,068	30,559	-8.2%
Total product support revenues	$67,151	$70,649	-5.0%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $3.5 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings and a $1.7 million unfavorable foreign currency exchange impact.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2022	2021	Change
Other Services Revenues:
Consulting
Domestic	$9,581	$8,716	9.9%
International	11,854	10,995	7.8%
Total consulting revenues	21,435	19,711	8.7%
Education	1,333	1,236	7.8%
Total other services revenues	$22,768	$20,947	8.7%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software.  Consulting revenues increased $1.7 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to an increase in billable hours worldwide, partially offset by a $0.8 million unfavorable foreign currency exchange impact and a decrease in average bill rates.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues did not materially change for the three months ended March 31, 2022, as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2022	2021	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$477	$488	-2.3%
Subscription services	5,410	3,628	49.1%
Total product licenses and subscription services	5,887	4,116	43.0%
Product support	5,191	4,812	7.9%
Other services:
Consulting	13,300	12,332	7.8%
Education	1,299	1,289	0.8%
Total other services	14,599	13,621	7.2%
Total cost of revenues	$25,677	$22,549	13.9%

Cost of product licenses revenues.  Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors.  Cost of product licenses revenues did not materially change for the three months ended March 31, 2022, as compared to the same period in the prior year.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Subscription services headcount increased 42.6% to 77 at March 31, 2022 from 54 at March 31, 2021. Cost of subscription services revenues increased $1.8 million for the three months ended March 31, 2022, as compared to the same period in the prior year primarily due to a $1.2 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers, and a $0.4 million increase in employee salaries primarily due to periodic wage increases and an increase in average staffing levels.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program.  Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion.  Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues.  Product support headcount increased 7.7% to 167 at March 31, 2022 from 155 at March 31, 2021. Cost of product support revenues did not materially change for the three months ended March 31, 2022, as compared to the same period in the prior year.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues.  Consulting headcount increased 9.7% to 429 at March 31, 2022 from 391 at March 31, 2021.  Cost of consulting revenues increased $1.0 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to a $0.5 million increase in employee salaries primarily due to an increase in average staffing levels and consulting personnel providing a decreased level of Enterprise Support services. Included in cost of consulting revenues for the three months ended March 31, 2022 is an aggregate $0.7 million favorable foreign currency exchange impact.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Education headcount decreased 7.7% to 36 at March 31, 2022 from 39 at March 31, 2021.  Cost of education revenues did not materially change for the three months ended March 31, 2022, as compared to the same period in the prior year.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 1.9% to 462 at March 31, 2022 from 471 at March 31, 2021.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2022	2021	Change
Sales and marketing expenses	$33,240	$38,198	-13.0%

Sales and marketing expenses decreased $5.0 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to a $7.1 million decrease in variable compensation primarily due to an increase in capitalized commissions and decreases in bonuses and personnel costs, partially offset by a $1.9 million net increase in share-based compensation expense. The $1.9 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by the forfeiture of certain awards. Included in sales and marketing expenses for the three months ended March 31, 2022 is an aggregate $0.8 million favorable foreign currency exchange impact.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Research and development headcount increased 10.1% to 720 at March 31, 2022 from 654 at March 31, 2021. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2022	2021	Change
Research and development expenses	$33,523	$29,483	13.7%

Research and development expenses increased $4.0 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to a $2.6 million increase in employee salaries primarily due to periodic wage increases and an increase in average staffing levels, partially offset by a shift in staffing levels to lower cost regions, and a $1.2 million net increase in share-based compensation expense, partially offset by a $0.6 million decrease in cloud hosting infrastructure costs. The $1.2 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan.

General and administrative expenses.  General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.  General and administrative headcount increased 0.4% to 252 at March 31, 2022 from 251 at March 31, 2021. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2022	2021	Change
General and administrative expenses	$26,706	$21,729	22.9%

General and administrative expenses increased $5.0 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to a $2.8 million net increase in share-based compensation expense and a $0.7 million increase in facility and other related support costs. The $2.8 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards that became fully vested.

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

	Three Months Ended
	March 31,		%
	2022	2021	Change
Digital asset impairment losses	$170,091	$194,095	-12.4%

We did not sell any of our digital assets during the three months ended March 31, 2022 and 2021. We may continue to incur significant digital asset impairment losses in the future. For example, we have incurred at least $30.2 million in digital asset impairment losses during the second quarter of 2022 and on bitcoin we held as of March 31, 2022.

Interest Expense, Net

For the three months ended March 31, 2022, interest expense, net, of $11.0 million was primarily related to the contractual interest expense related to our 2028 Secured Notes, 2025 Convertible Notes, and 2025 Secured Term Loan, and the amortization of issuance costs related to our long-term debt arrangements. For the three months ended March 31, 2021, interest expense, net, of $2.4 million was primarily related to the contractual interest expense related to our 2025 Convertible Notes and the amortization of issuance costs related to our Convertible Notes. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further information.

Other Income, Net

For the three months ended March 31, 2022 and 2021, other income, net, of $2.2 million and $1.3 million, respectively, were comprised primarily of foreign currency transaction net gains.

Benefit from Income Taxes

We recorded a benefit from income taxes of $48.0 million on a pretax loss of $178.8 million for the three months ended March 31, 2022 and a benefit from income taxes of $74.3 million on a pretax loss of $184.3 million for the three months ended March 31, 2021. Our benefit from income taxes decreased from the same period in the prior year primarily due to higher excess tax benefits from share-based compensation expense in 2021 as compared to 2022.

As of March 31, 2022, we had a valuation allowance of $1.0 million primarily related to certain foreign tax credit carryforward tax assets that, in our present estimation, more likely than not will not be realized. If the market value of bitcoin declines or we are unable to regain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. We will continue to regularly assess the realizability of deferred tax assets.

Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings and losses, material discrete tax items, or a combination of these factors resulting from transactions or events.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent amounts received or due from our customers in advance of our transferring our software or services to the customer. In the case of multi-year service contract arrangements, we generally do not invoice more than one year in advance of services and do not record deferred revenue for amounts that have not been invoiced. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2022	2021	2021
Current:
Deferred product licenses revenue	$1,090	$993	$195
Deferred subscription services revenue	34,185	35,589	25,689
Deferred product support revenue	166,119	166,477	167,282
Deferred other services revenue	4,823	6,801	5,814
Total current deferred revenue and advance payments	$206,217	$209,860	$198,980
Non-current:
Deferred product licenses revenue	$80	$68	$67
Deferred subscription services revenue	2,153	1,064	8,317
Deferred product support revenue	5,368	6,203	5,401
Deferred other services revenue	635	754	732
Total non-current deferred revenue and advance payments	$8,236	$8,089	$14,517
Total current and non-current:
Deferred product licenses revenue	$1,170	$1,061	$262
Deferred subscription services revenue	36,338	36,653	34,006
Deferred product support revenue	171,487	172,680	172,683
Deferred other services revenue	5,458	7,555	6,546
Total current and non-current deferred revenue and advance payments	$214,453	$217,949	$213,497

The changes in total deferred revenue and advance payments as of March 31, 2022, as compared to December 31, 2021 and March 31, 2021, were not material.  The portions of such multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below.  Included in our international deferred revenue balances at March 31, 2022 are $1.4 million and $3.8 million unfavorable foreign currency impacts from the general strengthening of the U.S. dollar compared to December 31, 2021 and March 31, 2021, respectively.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of March 31, 2022, we had an aggregate transaction price of $280.6 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. We expect to recognize approximately $221.4 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable.  Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities.  Under our Treasury Reserve Policy and bitcoin acquisition strategy, we use a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets.

As of March 31, 2022 and December 31, 2021, the amount of cash and cash equivalents held by our U.S. entities was $42.2 million and $13.1 million, respectively, and by our non-U.S. entities was $50.5 million and $50.3 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $57.5 million during 2021 and $10.0 million during the three months ended March 31, 2022.

Our material contractual obligations and cash requirements consist of:

•	principal and interest payments related to our long-term debt;
•	rent payments under noncancellable operating leases;
•	payments related to the mandatory deemed repatriation transition tax (the “Transition Tax”) under the U.S. Tax Cuts and Jobs Act (the “Tax Act”);
•	payments under various purchase agreements, primarily related to third-party software supporting our products, marketing, and operations; and
•	ongoing personnel-related expenditures and vendor payments.

The above items are explained in further detail in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in the Notes to the Consolidated Financial Statements included therein. There have been no changes to our material contractual obligations and cash requirements since December 31, 2021, except for the issuance of the 2025 Secured Term Loan, as described in Note 4, Long-term Debt, to the Consolidated Financial Statements.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt. We have principal due upon maturity of our long-term debt instruments in the aggregate of $2.405 billion in addition to $2.4 million in coupon interest due each semi-annual period for the 2025 Convertible Notes, $15.3 million in coupon interest due each semi-annual period for the 2028 Secured Notes, and an estimated $0.7 million due monthly in variable coupon interest for the 2025 Secured Term Loan (based on the interest rate in effect at March 31, 2022). We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. If cash and cash equivalents generated by future operating activities are not sufficient to enable us to satisfy these obligations, we may seek to generate cash and cash equivalents from other sources. The sources could include the sale of bitcoins, additional borrowings collateralized by our bitcoins, as well as the issuance and sale of shares of our class A common stock. Furthermore, if certain conditions are met, we may have the right to elect to settle the Convertible Notes upon a conversion of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

As of March 31, 2022, we held approximately 129,218 bitcoins, of which approximately 95,643 are unencumbered. We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network.  During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all.  As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.  In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	March 31,		%
	2022	2021	Change
Net cash provided by operating activities	$43,682	$62,703	-30.3%
Net cash used in investing activities	$(216,141)	$(1,086,822)	-80.1%
Net cash provided by financing activities	$207,291	$1,049,258	-80.2%

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses and product support, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes. Non-cash items to further reconcile net loss to net cash provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, credit losses and sales allowances, deferred taxes, share-based compensation expense, digital asset impairment losses, and amortization of debt issuance costs on our long-term debt.

Net cash provided by operating activities decreased $19.0 million for the three months ended March 31, 2022, as compared to the same period in the prior year, due to a $20.7 million increase in net loss and a $1.5 million decrease from changes in operating assets and liabilities, partially offset by a $3.2 million increase from changes in non-cash items.

Net cash used in investing activities.  The changes in net cash used in investing activities primarily relate to purchases of digital assets and expenditures on property and equipment. Net cash used in investing activities decreased $870.7 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to a $870.9 million decrease in purchases of bitcoins. During the three months ended March 31, 2022, we purchased bitcoin using $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan and excess cash. During the three months ended March 31, 2021, we purchased bitcoin using the net proceeds from the issuance of our 2027 Convertible Notes and excess cash.

Net cash provided by financing activities.  The changes in net cash provided by (used in) financing activities primarily relate to the issuance of our long-term debt, the exercise of stock options under the 2013 Equity Plan, the sales of class A common stock under the 2021 ESPP, and the payment of withholding tax on vesting of restricted stock units. Net cash provided by financing activities decreased $842.0 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to $1.050 billion in gross proceeds from our 2027 Convertible Notes during the three months ended March 31, 2021, a $23.6 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan, and $0.5 million of withholding tax paid on vesting of restricted stock units during the three months ended March 31, 2022, partially offset by $204.7 million in gross proceeds, net of lender fees, from our 2025 Secured Term Loan during the three months ended March 31, 2022, $24.6 million in issuance costs paid for our Convertible Notes during the three months ended March 31, 2021, and $2.8 million in proceeds from the sales of class A common stock under the 2021 ESPP in the three months ended March 31, 2022.

Long-term Debt

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes and in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes. We used the net proceeds from the issuance of the Convertible Notes to acquire bitcoin.  The terms of the Convertible Notes are discussed more fully in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We did not pay any interest to holders of the 2025 Convertible Notes during the three months ended March 31, 2022 and 2021. The 2027 Convertible Notes do not bear regular interest and we have not paid any special interest to holders of the 2027 Convertible Notes to date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. As of March 31, 2022, approximately 14,109 of the bitcoins held by the Company serve as part of the collateral for the 2028 Secured Notes. The terms of the 2028 Secured Notes are discussed more fully in Note 4,

Long-term Debt to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We did not pay any interest to holders of the 2028 Secured Notes during the three months ended March 31, 2022.

In March 2022, MacroStrategy, our wholly-owned subsidiary, entered into a Credit and Security Agreement with Silvergate Bank, pursuant to which Silvergate Bank issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. We used $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan to acquire bitcoin, used $5.0 million of the net proceeds to establish the Reserve Account which serves as collateral for the 2025 Secured Term Loan, and expect to use the remaining net proceeds to pay fees, interest, and expenses related to the 2025 Secured Term Loan or for general corporate purposes. As of March 31, 2022, approximately 19,466 of the bitcoins held by MacroStrategy serve as part of the collateral for the 2025 Secured Term Loan. The terms of the 2025 Secured Term Loan are discussed more fully in Note 4, Long-term Debt to the Consolidated Financial Statements. We did not pay any interest to Silvergate during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both market price changes in bitcoin and foreign currency fluctuations.

Market Price Risk of Bitcoin.  We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of March 31, 2022, we held approximately 129,218 bitcoins. The carrying value of our bitcoins as of March 31, 2022 was $2.896 billion, which reflects cumulative impairments of $1.071 billion, on our Consolidated Balance Sheet.  We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition.  Impairment losses cannot be recovered for any subsequent increase in fair value.  For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from $32,933.33 to $48,240.00 during the three months ended March 31, 2022, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition.  Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the three months ended March 31, 2022, we incurred an impairment loss of $170.1 million on our bitcoin.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 42.6% and 42.9% of our total revenues for the three months ended March 31, 2022 and 2021, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of March 31, 2022 and December 31, 2021, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and short-term investments by 3.0% and 4.0%, respectively. If average exchange rates during the three months ended March 31, 2022 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2022 would have decreased by 3.8%.  During the three months ended March 31, 2022, our revenues were lower by 2.6% as a result of a 5.7% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal control over financial reporting to minimize the impact on the design and operating effectiveness of such internal control. We have not experienced any material impact on our internal control over financial reporting despite the fact that many of our employees are working remotely as a result of the COVID-19 pandemic.

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

We may not be able to regain or increase profitability in the future

We generated a net loss for the three months ended March 31, 2022, primarily due to digital asset impairment losses, and we may not be able to regain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2022, we had $377.3 million of deferred tax assets, which reflects a $1.0 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. If the market value of bitcoin declines, we may be required to increase the valuation allowance against the deferred tax asset. Additionally, if we are unable to regain or increase profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

In the first quarter of 2021, we adopted, in addition to and in conjunction with our Treasury Reserve Policy, a corporate strategy of acquiring and holding bitcoin. Pursuant to this strategy, and from time to time, subject to market conditions, we may issue debt or equity securities or engage in other capital raising transactions with the objective of using the proceeds to purchase additional bitcoin.

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

As of May 2, 2022, we held approximately 129,218 bitcoins that were acquired at an aggregate purchase price of $3.967 billion and an average purchase price of approximately $30,700 per bitcoin, inclusive of fees and expenses. These purchases included purchases of bitcoin using the net proceeds from our issuance of $650.0 million aggregate principal amount of our 2025 Convertible Notes in the fourth quarter of 2020, our issuance of $1.050 billion aggregate principal amount of our 2027 Convertible Notes in the first quarter of 2021, our issuance of $500.0 million aggregate principal amount of our 2028 Secured Notes in the second quarter of 2021, our issuance and sale of 1,413,767 shares of our class A common stock pursuant to the Open Market Sale Agreement in the third and fourth quarters of 2021, and our borrowing of $205.0 million pursuant to our 2025 Secured Term Loan.  As part of our overall corporate strategy, we expect to purchase additional bitcoin in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

While our bitcoin is currently owned directly by us or our wholly owned subsidiaries, we may investigate other potential approaches to holding our bitcoin assets. If we change the means by which we hold our bitcoin assets, the accounting treatment for our bitcoin, as well as our ability to use our bitcoin as collateral for additional borrowings, may correspondingly change. A change in the accounting treatment of our bitcoin holdings could have a material impact on our results of operations in future periods and could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, which in turn could have a material adverse effect on our financial results and the market price of our class A common stock.

Bitcoin is a highly volatile asset that has traded below $30,000 per bitcoin and above $65,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Quarterly Report. Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales or implementing strategies that we may consider to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to counterparties. The impact of our bitcoin holdings on our financial results and the market price of our class A common stock will increase as we increase our overall holdings of bitcoin in the future. See “Risks Related to Our Bitcoin Acquisition Strategy and Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

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
•

negative publicity or events relating to bitcoin, including potential public backlash against bitcoin to the extent the public views bitcoin as a vehicle that may be used to circumvent sanctions, including the recent sanctions imposed on Russia related to the ongoing conflict between Russia and Ukraine;

•	negative or unpredictable media or social media coverage on bitcoin;
•

public sentiment related to the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental, non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;

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

•	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;
•	interruptions in service or failures of the principal markets for bitcoin;
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
•

developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography being used by bitcoin becoming insecure or ineffective; and

•

national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russian and Ukraine and the economic sanctions adopted in response to the conflict.

In addition, bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. The application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. For example, on March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Similarly, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets. In the European Union, in March of 2022, the EU parliament’s Economic and Monetary Affairs Committee voted to advance a new draft of the Markets in Crypto Assts framework, which contains provisions which may limit the use of digital assets that use “proof-of-work” validation, like bitcoin. In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. In India, it has been reported that the Ministry of Corporate Affairs has circulated draft legislation that would prohibit mining, holding, selling, trading, or using cryptocurrencies in the country. Similarly, the Central Bank of the Russian Federation issued a report in January 2022 advocating for a wide-ranging ban on crypto-related activities including the issuance, exchange, and mining of cryptocurrencies in Russian territory, citing threats to financial stability, citizens’ wellbeing and its monetary policy sovereignty.  Moreover, the risks of engaging in a bitcoin-focused business strategy are relatively novel and have created, and may create further, complications due to the lack of experience that third parties have with companies engaging in such a business, such as the unavailability of director and officer liability insurance on acceptable terms.

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

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market for bitcoin). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of our bitcoin assets are impaired. In determining if an impairment has occurred, we consider the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. If the carrying value of a bitcoin exceeds that lowest price at any time during the quarter, an impairment loss is deemed to have occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of bitcoin will not affect the carrying value of our bitcoin. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculate the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale.

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

At March 31, 2022, we carried $2.896 billion of digital assets on our balance sheet, consisting of approximately 129,218 bitcoins and reflecting $1.071 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $92.7 million in cash and cash equivalents, compared to a carrying value of $1.947 billion of digital assets, consisting of approximately 91,326 bitcoins, and $82.5 million in cash and cash equivalents at March 31, 2021. Digital asset impairment losses of $170.1 million incurred during the three months ended March 31, 2022 represented 64.5% of our operating expenses, compared to $194.1 million in digital asset impairment losses representing 68.5% of our operating expenses in the three months ended March 31, 2021, contributing to our net loss of $130.8 million for the three months ended March 31, 2022 compared to net loss of $110.0 million for the three months ended March 31, 2021.

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

Another reason for the substantial premium to NAV exhibited by the trading prices of shares of some bitcoin investment vehicles is that such vehicles operate in a manner similar to closed-end investment funds as opposed to exchange-traded funds (“ETFs”) and therefore do not continuously offer to create and redeem their shares at NAV in exchange for bitcoin. Although several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV, the SEC has generally declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. However, in October 2021, the SEC permitted the listing of the ProShares Bitcoin Strategy ETF (the “ProShares ETF”), an ETF that invests primarily in bitcoin futures contracts. Although this ETF allows investors to obtain managed exposure to bitcoin futures contracts, it does not invest directly in bitcoin. As a result, it is unclear as to whether or to what extent the existence of this ETF or other ETFs that invest in bitcoin futures contracts that may be listed in the future will have on any premium over the value of our bitcoin holdings that may be included in the value of our class A common stock. Shortly after the listing of the ProShares ETF, the SEC permitted the listing of the Valkyrie Bitcoin Strategy ETF (the “Valkyrie ETF”) and VanEck Bitcoin Strategy ETF (“VanEck ETF”), additional ETFs that invest primarily in bitcoin futures contracts. Other ETFs containing an asset mix consisting of bitcoin futures contracts and equities of publicly traded companies that have exposure to bitcoin or blockchain technology have also been introduced.

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

In addition, the introduction of the bitcoin futures focused ETFs and any future bitcoin focused  ETFs on U.S. national securities exchanges may be viewed by investors as offering “pure play” exposure to bitcoin that would generally not be subject to federal income tax at the entity level as we are.

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

In addition, as digital assets, including bitcoin, have grown in popularity and market size, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions recently imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

We may consider issuing debt or other financial instruments that may be collateralized by our bitcoin holdings and may consider strategies to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to counterparties. To the extent that we enter into bitcoin-related transactions beyond simply acquiring and holding bitcoin, such transactions may subject us to additional regulatory compliance requirements, including federal and state money services regulations, money transmitter licensing requirements and various commodity laws and regulations.

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

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of May 2, 2022, we held approximately 129,218 bitcoins that were acquired at an aggregate purchase price of $3.967 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. If there is a significant decrease in the price of bitcoin, we will experience a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our business

As a result of our bitcoin acquisition strategy, the majority of our assets are concentrated in our bitcoin holdings. Accordingly, a significant decrease in the market price of bitcoin may have a material adverse effect on our financial condition.  As of the date of this Quarterly Report on Form 10-Q, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s cryptocurrencies backed by central banks (“CBDC”) project was made available to consumers in January 2022, and governments including the United States and the European Union have been discussing potential creation of new digital currencies. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, bitcoin and other cryptocurrencies as a medium of exchange or store of value. As a result, the value of bitcoin could decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange (our principal market for bitcoin), although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in January 2022, hackers exploited weaknesses in the security architecture of the cryptocurrency exchange Crypto.com and stole over $30 million in cryptocurrencies, including bitcoin, from the accounts of 483 customers, although the flaw was subsequently fixed and Crypto.com reimbursed affected customers. Nonetheless, a successful security breach or cyberattack could result in:

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

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities as a result of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, including potential proliferation of malware from the conflict into systems unrelated to the conflict. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

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

In light of the significant amount of bitcoin we hold, we are continuing to seek a greater degree of diversification in the use of custodial services as the extent of potential risk of loss is dependent, in part, on the degree of diversification. As of March 31, 2022, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings.  For the three months ended March 31, 2022, transactions by channel partners for which we recognized revenue accounted for 28.3% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships.  Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings.  If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $214.5 million as of March 31, 2022.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $66.1 million of other remaining performance obligations as of March 31, 2022, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet.  As with deferred revenue and advanced payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the three months ended March 31, 2022, our top three product licenses transactions with recognized revenue totaled $2.6 million, or 15.6% of total product licenses revenues, compared to $7.0 million, or 32.8% of total product licenses revenues, for the three months ended March 31, 2021.

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

The nature of our software makes it particularly susceptible to undetected errors, bugs, or security vulnerabilities, which could cause problems with how the software performs and, in turn, reduce demand for our software, reduce our revenue, and lead to litigation claims against us

Despite extensive testing by us and our current and potential customers, we have in the past discovered software errors, bugs, or security vulnerabilities (including the log4j and SpringShell vulnerabilities which surfaced in December 2021 and March 2022, respectively, and affected companies worldwide) in our offerings after commercial shipments began and they may be found in future offerings or releases. This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect on our business, operating results, and financial condition.  We may also need to expend resources and capital to correct these defects if they occur.

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

Risks Related to Our Operations

We face risks related to the COVID-19 pandemic that could significantly disrupt or materially adversely affect our business and operating results

The COVID-19 pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities have instituted quarantines, work-from-home directives, social distancing mandates, travel restrictions, border closures, limitations on public gatherings, and closures of or operational limitations on non-essential businesses, which are adversely impacting a number of industries such as travel, leisure, hospitality, and retail. Government recommendations and requirements are continuing to change, and we may not be able to immediately respond to, meet or enforce all required health and safety measures or other government requirements in all of our locations. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of prolonged global economic slowdown, which could decrease technology spending, adversely affect demand for our offerings, and harm our business and operating results.

Although our total revenues for the three months ended March 31, 2022 were not materially impacted by COVID-19, our revenues may be negatively impacted in future periods until the effects of the pandemic and the efforts to address it have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

In light of the uncertain and rapidly evolving situation relating to COVID-19, we have taken precautionary measures intended to reduce the risk of the virus to our employees, customers, and communities in which we operate. We established flexible working arrangements for our employees, reduced business travel, and shifted certain of our customer, employee, and industry events to virtual formats. As a result of these precautionary measures, there could be a negative impact on our sales, marketing, and customer success efforts, continued delays in our sales cycles, delays in the release or delivery of new or enhanced offerings or unexpected changes to such offerings, or operational or other challenges, any of which could significantly disrupt our business and operating results. For example, our shift to creating virtual customer and industry events may not be successful, and we may not be able to showcase our products as effectively or generate the same customer interest, opportunities, and leads through virtual events as we have historically done through in-person events. Additionally, while we have not experienced any material disruptions to date, our technological systems or infrastructure may not be equipped to facilitate effective remote working arrangements or operate in compliance with all laws and regulations for our employees in the short or long term.

Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. Although we continue to actively monitor the situation and may take further actions as may be required by government authorities or as more information and public health guidance become available, we may not be able to immediately respond to, meet or enforce all required health and safety measures or other government requirements in all of our locations, and the full extent to which COVID-19 impacts our business and operating results will depend on future developments, including the duration, spread, severity, and potential recurrence of the COVID-19 pandemic, impact on our customers and our sales cycles, our ability to generate new business leads, impact on our customer, employee, and industry events, and effect on our vendors, all of which are highly uncertain and cannot be predicted.

In addition, the effects of the COVID-19 pandemic may heighten many of the other risks described in this “Risk Factors” section.

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility, or other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, and Poland.  In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services, including AWS, Azure, and other cloud services. Any disruptions or failures of our systems or the third-party hosting facility or other services that we use, including as a result of a natural disaster, fire, cyberattack (including the potential increase in risk for such attacks due to cyberwarfare in connection with the ongoing conflict between Russia and Ukraine), act of terrorism, geopolitical conflict, pandemic (including the ongoing COVID-19 pandemic), the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, host country restrictions on the conduct of our business operations or the availability of our offerings, or other unanticipated problems with the third-party services that we use, such as a failure to meet service standards, could severely impact our ability to conduct our business operations or to attract new customers or maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 42.6% and 42.9% of our total revenues for the three months ended March 31, 2022 and 2021, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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
•

political instability and security risks in the countries where we are doing business, including, without limitation, political and economic instability caused by the current conflict between Russia and Ukraine and economic sanctions adopted in response to the conflict.

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

We face a variety of risks in doing business with U.S. and foreign federal, state, and local governments and government agencies, including risks related to the procurement process, budget constraints and cycles, termination of contracts, and compliance with government contracting requirements

Our customers include the U.S. government, state and local governments and government agencies.  There are a variety of risks in doing business with government entities, including:

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

Our customers also include foreign governments and government agencies.  Similar procurement, budgetary, contract, and audit risks also apply to these entities.  In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources.  In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market.  Each of these difficulties could materially adversely affect our business and results of operations.

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

We, and our service providers, may experience and have experienced attempts by third parties to identify and exploit software and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’ or service providers’ cloud environments, networks, and other systems. Security measures that we or our third-party service providers have implemented may not be effective against all current or future security threats, including any potential threats from the exploitation of the log4j or SpringShell vulnerabilities. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate, detect, or mitigate attempted security breaches and implement adequate preventative measures.

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

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $365.91 as of May 2, 2022. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	fluctuations in the price of bitcoin, of which we have significant holdings, and in which we expect we will continue to make significant purchases and announcements about our transactions in bitcoin;
•	changes to our bitcoin acquisition strategy;
•	announcement of additional capital raising transactions;
•	regulatory, commercial and technical developments related to bitcoin or the bitcoin blockchain;
•	quarterly variations in our results of operations or those of our competitors;
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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of April 26, 2022, holders of our class B common stock owned 1,964,025 shares of class B common stock, or 67.8% of the total voting power.  As of April 26, 2022, Mr. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, beneficially owned 1,961,668 shares of class B common stock, or 67.7% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of March 31, 2022, we had $1.7 billion aggregate principal amount of indebtedness under the Convertible Notes, $500.0 million aggregate principal amount of indebtedness under the 2028 Secured Notes, and $205.0 million of outstanding borrowings under the 2025 Secured Term Loan.

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

In the event of an event of default under any of our indebtedness, the holders of the defaulted indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest and, in the case of our 2028 Secured Notes, enforce their security interests on substantially all of our assets and the assets of our subsidiary guarantors, including any bitcoins or other digital assets acquired on or after the closing of our sale of the 2028 Secured Notes, but excluding our bitcoin acquired prior to that date (“Prior Bitcoins”), as well as bitcoins and digital assets acquired with the proceeds from the sale of Prior Bitcoins and bitcoins acquired from proceeds of debt secured by Prior Bitcoins. Similarly, in the event of an event of default under the Credit and Security Agreement, the lender thereunder could elect to declare all outstanding loan principal under the 2025 Secured Term Loan to be due and payable, together with accrued and unpaid interest, and enforce its security interest on the $5.0 million cash reserve account and the bitcoin held in the account securing the borrowings under the Credit and Security Agreement. Any of these events could in turn result in cross-defaults under our other indebtedness.  We may not have sufficient funds available to pay the amounts due upon any such default, particularly in the event that there has been a decrease in the market value of our bitcoin holdings, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.  Any financing that we may undertake under such circumstances could result in substantial dilution of our existing stockholders, and in the absence of being able to obtain such financing, we could be forced into bankruptcy or liquidation.

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

Our MacroStrategy subsidiary has no independent operations other than holding bitcoin and financing activities and will depend on cash contributions from us and/or sales of bitcoin to meet its obligations under the Credit and Security Agreement under which the 2025 Secured Term Loan was issued

Our MacroStrategy subsidiary primarily holds bitcoin, a $5.0 million cash reserve account held as collateral for the 2025 Secured Term Loan, and certain cash proceeds retained from the 2025 Secured Term Loan. As of March 31, 2022, MacroStrategy had no operations other than purchasing and holding bitcoin and those related to the administration and repayment of the loan principal outstanding and interest due under the Credit and Security Agreement. MacroStrategy's principal sources of funds to make payments pursuant to the Credit and Security Agreement are capital contributions, loans or other cash payments from us, which may be restricted by the covenants governing the 2028 Secured Note, and sales of bitcoin, which in turn may be restricted due to the requirement in the Credit and Security Agreement requiring MacroStrategy to maintain the LTV Ratio at or below 50%.  Accordingly, MacroStrategy may not have sufficient funds available to pay amounts due under the Credit and Security Agreement when they become due, and MacroStrategy and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

MacroStrategy may be required to contribute additional bitcoin to the collateral package securing the Credit and Security Agreement or repay certain amounts outstanding thereunder prior to its stated maturity date, if the value of bitcoin declines

The Credit and Security Agreement has a stated maturity date of March 23, 2025, but includes a requirement that MacroStrategy maintain a LTV Ratio of 50% or less, which amounts to at least $410.0 million worth of bitcoin being required to be held in the account securing the borrowings under the Credit and Security Agreement based on the loan principal outstanding as of March 31, 2022. If the price of bitcoin drops such that the LTV Ratio exceeds 50%, MacroStrategy will be required to either deposit additional bitcoin into such account or prepay a portion of the outstanding borrowings under the Credit and Security Agreement such that the LTV Ratio is reduced to 25% or less (or 35% or less, provided that in such case the interest rate on the outstanding borrowings will be increased by 25 basis points until such time as the LTV Ratio is reduced to 25% or less).  If the LTV Ratio exceeds 50% at any time prior to the maturity date of the Credit and Security Agreement, MacroStrategy may be required to repay some of the principal outstanding under the Credit and Security Agreement sooner than such amounts would otherwise be due, MacroStrategy may not have sufficient funds available to pay such amounts at that time or the ability to sell bitcoin to generate additional funds, and MacroStrategy and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

We may not be able to finance required repurchases of the 2028 Secured Notes or the Convertible Notes upon a change of control or a fundamental change or the repayment of amounts due under the 2025 Secured Term Loan upon a change of control

Upon a change of control or a fundamental change as defined in the indentures governing the 2028 Secured Notes and the Convertible Notes, the holders of such notes will have the right to require us to offer to purchase all of the applicable notes then outstanding at a price equal to 101% of the principal amount of the 2028 Secured Notes and 100% of the principal amount of the Convertible Notes, respectively, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the repurchase date. In order to obtain sufficient funds to pay the purchase price of such notes, we expect that we would have to refinance the notes and we may not be able to refinance the notes on reasonable terms, if at all. Our failure to offer to purchase all applicable notes or to purchase all validly tendered notes would be an event of default under the indentures governing the 2028 Secured Notes and the Convertible Notes.

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

Similarly, the Credit and Security Agreement under which the 2025 Secured Term Loan was issued includes customary change-of-control provisions, providing the lender with a right to declare all outstanding loan principal to be immediately due and payable, together with accrued and unpaid interest, in connection with a change of control (as such term is defined therein), including the sale of all or substantially all of our or MacroStrategy’s assets. In order to obtain sufficient funds to repay the amounts due under the Credit and Security Agreement, we expect that we or MacroStrategy would need to refinance the amount due and may not be able do so on reasonable terms, if at all.

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

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the 2028 Secured Notes and the Convertible Notes, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the 2028 Secured Notes and the Convertible Notes, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the 2028 Secured Notes and the Convertible Notes. Our MacroStrategy LLC subsidiary that holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes and the bitcoin that we acquired from the proceeds of the Open Market Offering is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs. MacroStrategy LLC holds digital assets that as of March 31, 2022 had a carrying value of $2.484 billion on our Consolidated Balance Sheet, representing 68.3% of our consolidated total assets at such date. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 6, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our Share Repurchase Program.

Item 5. Other Information

Earnings Release

On May 3, 2022, we issued a press release announcing the Company’s financial results for the quarter ended March 31, 2022. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

MicroStrategy Names Andrew Kang Chief Financial Officer

On May 3, 2022, we announced the election of Andrew Kang as the Company’s Senior Executive Vice President & Chief Financial Officer, effective as of his start date with the Company (the “Start Date”), which is expected to be on or about May 9, 2022. Mr. Kang will succeed Phong Le as the Company’s Chief Financial Officer.  Mr. Le will continue serving as the Company’s Chief Financial Officer until the Start Date, after which Mr. Le will continue as the Company’s President.

Mr. Kang, age 45, served as Executive Vice President and Chief Financial Officer of Greensky, Inc., a leading U.S.-based technology company enabling frictionless promotional finance at the point of sale for merchants, consumers and bank partners, since September 2020. At Greensky, Mr. Kang was responsible for accounting, internal audit, treasury, capital markets, pricing, tax, financial planning and analysis, finance operations and investor relations.  Prior to Greensky, Mr. Kang served as Corporate Treasurer for Santander Holdings USA (“Santander Holdings”), the $150 billion U.S. bank holding company under Banco Santander S.A. from April 2018 to September 2020, and Executive Vice President for Santander Consumer USA, a full spectrum auto finance company, from September 2015 to September 2020. While with Santander Holdings, Mr. Kang was responsible for all funding, liquidity, bank relationships, asset liability management, capital management, strategic planning, and investor relations. Previously, Mr. Kang held positions in finance and treasury at Exeter Finance, HSBC Finance, Capital One and Thomson Reuters. Mr. Kang received his Bachelor of Arts in Biology and post-baccalaureate certification in Accounting, both from the University of Virginia.

Mr. Kang’s annual base salary is $640,000 and he is eligible for an annual discretionary cash bonus with a target for 2022 of $500,000, which amount will be pro-rated based on the Start Date. Mr. Kang’s annual cash bonus payout will be determined by the Company’s Chief Executive Officer (“CEO”) based on the CEO’s subjective evaluation of Mr. Kang’s performance in the context of general economic and industry conditions and Company performance during 2022. The Company will also pay Mr. Kang a one-time reporting bonus of $100,000, payable in the first pay period following the Start Date and recoverable by the Company if Mr. Kang resigns from his employment with the Company, or is terminated with cause, within twelve (12) months of the Start Date. Management has also agreed to recommend to the Compensation Committee of the Company’s Board of Directors that it grant Mr. Kang, following the Start Date, (i) 5,000 restricted stock units (“RSUs”) with respect to the Company’s class A common stock under the Company’s 2013 Equity Plan, and (ii) an option (the “Option”) to purchase 15,000 shares of the Company’s class A common stock under the 2013 Equity Plan.  The Option and RSUs will each vest in equal installments of 25% over a four-year vesting period and will each be subject to acceleration under certain circumstances upon a change of control event.  Mr. Kang will also be entitled to perquisites and associated other compensation arrangements to which all named executive officers are entitled, as described in Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which description is incorporated herein by reference.

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

10.1	Summary of Cash Bonus and Salary Determinations for Certain Executive Officers.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors & Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated May 3, 2022, regarding the Company’s financial results for the quarter ended March 31, 2022.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: May 3, 2022