Form 10-Q
period 2022-06-30
MICROSTRATEGY Inc
filed 2022-08-02
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of July 26, 2022, the registrant had 9,336,881 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,386	$63,356
Restricted cash	6,155	1,078
Accounts receivable, net	118,645	189,280
Prepaid expenses and other current assets	25,496	14,251
Total current assets	219,682	267,965
Digital assets	1,987,781	2,850,210
Property and equipment, net	34,580	36,587
Right-of-use assets	65,169	66,760
Deposits and other assets	17,786	15,820
Deferred tax assets, net	243,367	319,782
Total assets	$2,568,365	$3,557,124
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$35,960	$46,084
Accrued compensation and employee benefits	47,773	54,548
Accrued interest	2,269	1,493
Deferred revenue and advance payments	188,098	209,860
Total current liabilities	274,100	311,985
Long-term debt, net	2,374,863	2,155,151
Deferred revenue and advance payments	8,497	8,089
Operating lease liabilities	72,162	76,608
Other long-term liabilities	25,706	26,224
Deferred tax liabilities	105	109
Total liabilities	2,755,433	2,578,166
Commitments and Contingencies
Stockholders’ (Deficit) Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 18,021 shares issued and 9,337 shares outstanding, and 18,006 shares issued and 9,322 shares outstanding, respectively	18	18
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	1,760,288	1,727,143
Treasury stock, at cost; 8,684 shares	(782,104)	(782,104)
Accumulated other comprehensive loss	(13,665)	(7,543)
(Accumulated deficit) retained earnings	(1,151,607)	41,442
Total stockholders’ (deficit) equity	(187,068)	978,958
Total liabilities and stockholders’ (deficit) equity	$2,568,365	$3,557,124

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Revenues:
Product licenses	$20,129	$22,151
Subscription services	14,017	10,342
Total product licenses and subscription services	34,146	32,493
Product support	66,521	71,027
Other services	21,406	21,831
Total revenues	122,073	125,351
Cost of revenues:
Product licenses	431	419
Subscription services	5,498	3,810
Total product licenses and subscription services	5,929	4,229
Product support	5,127	4,862
Other services	14,148	13,947
Total cost of revenues	25,204	23,038
Gross profit	96,869	102,313
Operating expenses:
Sales and marketing	36,862	40,321
Research and development	31,790	28,548
General and administrative	28,502	22,917
Digital asset impairment losses	917,838	424,774
Total operating expenses	1,014,992	516,560
Loss from operations	(918,123)	(414,247)
Interest expense, net	(13,187)	(4,401)
Other income (expense), net	5,120	(897)
Loss before income taxes	(926,190)	(419,545)
Provision for (benefit from) income taxes	136,108	(120,198)
Net loss	$(1,062,298)	$(299,347)
Basic loss per share (1)	$(94.01)	$(30.71)
Weighted average shares outstanding used in computing basic loss per share	11,300	9,746
Diluted loss per share (1)	$(94.01)	$(30.71)
Weighted average shares outstanding used in computing diluted loss per share	11,300	9,746

(1)	Basic and fully diluted loss per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Revenues:
Product licenses	$36,642	$43,431
Subscription services	26,862	20,368
Total product licenses and subscription services	63,504	63,799
Product support	133,672	141,676
Other services	44,174	42,778
Total revenues	241,350	248,253
Cost of revenues:
Product licenses	908	907
Subscription services	10,908	7,438
Total product licenses and subscription services	11,816	8,345
Product support	10,318	9,674
Other services	28,747	27,568
Total cost of revenues	50,881	45,587
Gross profit	190,469	202,666
Operating expenses:
Sales and marketing	70,102	78,519
Research and development	65,313	58,031
General and administrative	55,208	44,646
Digital asset impairment losses	1,087,929	618,869
Total operating expenses	1,278,552	800,065
Loss from operations	(1,088,083)	(597,399)
Interest expense, net	(24,226)	(6,797)
Other income, net	7,345	367
Loss before income taxes	(1,104,964)	(603,829)
Provision for (benefit from) income taxes	88,085	(194,462)
Net loss	$(1,193,049)	$(409,367)
Basic loss per share (1)	$(105.64)	$(42.22)
Weighted average shares outstanding used in computing basic loss per share	11,294	9,697
Diluted loss per share (1)	$(105.64)	$(42.22)
Weighted average shares outstanding used in computing diluted loss per share	11,294	9,697

(1)	Basic and fully diluted loss per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Net loss	$(1,062,298)	$(299,347)
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(4,113)	397
Total other comprehensive (loss) income	(4,113)	397
Comprehensive loss	$(1,066,411)	$(298,950)

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Net loss	$(1,193,049)	$(409,367)
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(6,122)	(1,439)
Total other comprehensive loss	(6,122)	(1,439)
Comprehensive loss	$(1,199,171)	$(410,806)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, unaudited)

		Class A		Class B Convertible		Additional			Accumulated Other	(Accumulated Deficit)
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2021	$446,192	16,307	$16	1,964	$2	$655,241	(8,684)	$(782,104)	$(3,885)	$576,922
Net loss	(110,020)	0	0	0	0	0	0	0	0	(110,020)
Other comprehensive loss	(1,836)	0	0	0	0	0	0	0	(1,836)	0
Issuance of class A common stock upon exercise of stock options	23,854	159	0	0	0	23,854	0	0	0	0
Share-based compensation expense	6,848	0	0	0	0	6,848	0	0	0	0
Balance at March 31, 2021	$365,038	16,466	$16	1,964	$2	$685,943	(8,684)	$(782,104)	$(5,721)	$466,902
Net loss	(299,347)	0	0	0	0	0	0	0	0	(299,347)
Other comprehensive income	397	0	0	0	0	0	0	0	397	0
Issuance of class A common stock upon exercise of stock options	244	2	0	0	0	244	0	0	0	0
Share-based compensation expense	11,087	0	0	0	0	11,087	0	0	0	0
Balance at June 30, 2021	$77,419	16,468	$16	1,964	$2	$697,274	(8,684)	$(782,104)	$(5,324)	$167,555
Net loss	(36,136)	0	0	0	0	0	0	0	0	(36,136)
Other comprehensive loss	(1,457)	0	0	0	0	0	0	0	(1,457)	0
Issuance of class A common stock upon exercise of stock options	7,282	50	0	0	0	7,282	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,854	5	0	0	0	2,854	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	399,469	555	1	0	0	399,468	0	0	0	0
Share-based compensation expense	11,883	0	0	0	0	11,883	0	0	0	0
Balance at September 30, 2021	$461,314	17,078	$17	1,964	$2	$1,118,761	(8,684)	$(782,104)	$(6,781)	$131,419
Net loss	(89,977)	0	0	0	0	0	0	0	0	(89,977)
Other comprehensive loss	(762)	0	0	0	0	0	0	0	(762)	0
Issuance of class A common stock upon exercise of stock options	9,271	58	0	0	0	9,271	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(4,754)	11	0	0	0	(4,754)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	590,994	859	1	0	0	590,993	0	0	0	0
Share-based compensation expense	12,872	0	0	0	0	12,872	0	0	0	0
Balance at December 31, 2021	$978,958	18,006	$18	1,964	$2	$1,727,143	(8,684)	$(782,104)	$(7,543)	$41,442
Net loss	(130,751)	0	0	0	0	0	0	0	0	(130,751)
Other comprehensive loss	(2,009)	0	0	0	0	0	0	0	(2,009)	0
Issuance of class A common stock upon exercise of stock options	288	2	0	0	0	288	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,805	7	0	0	0	2,805	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(501)	3	0	0	0	(501)	0	0	0	0
Share-based compensation expense	14,209	0	0	0	0	14,209	0	0	0	0
Balance at March 31, 2022	$862,999	18,018	$18	1,964	$2	$1,743,944	(8,684)	$(782,104)	$(9,552)	$(89,309)
Net loss	(1,062,298)	0	0	0	0	0	0	0	0	(1,062,298)
Other comprehensive loss	(4,113)	0	0	0	0	0	0	0	(4,113)	0
Issuance of class A common stock upon exercise of stock options	423	3	0	0	0	423	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(49)	0	0	0	0	(49)	0	0	0	0
Share-based compensation expense	15,970	0	0	0	0	15,970	0	0	0	0
Balance at June 30, 2022	$(187,068)	18,021	$18	1,964	$2	$1,760,288	(8,684)	$(782,104)	$(13,665)	$(1,151,607)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(1,193,049)	$(409,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,767	5,997
Reduction in carrying amount of right-of-use assets	3,990	4,204
Credit losses and sales allowances	606	365
Deferred taxes	76,109	(197,383)
Share-based compensation expense	29,688	18,807
Digital asset impairment losses	1,087,929	618,869
Amortization of issuance costs on long-term debt	4,297	2,977
Changes in operating assets and liabilities:
Accounts receivable	9,281	11,197
Prepaid expenses and other current assets	(7,077)	(4,080)
Deposits and other assets	(6,578)	(1,071)
Accounts payable and accrued expenses	(10,216)	(8,940)
Accrued compensation and employee benefits	(9,802)	1,368
Accrued interest	776	1,307
Deferred revenue and advance payments	36,945	37,825
Operating lease liabilities	(4,835)	(5,147)
Other long-term liabilities	32	(253)
Net cash provided by operating activities	22,863	76,675
Investing activities:
Purchases of digital assets	(225,500)	(1,615,606)
Purchases of property and equipment	(1,519)	(1,342)
Net cash used in investing activities	(227,019)	(1,616,948)
Financing activities:
Proceeds from convertible senior notes	0	1,050,000
Issuance costs paid for convertible senior notes	0	(24,742)
Proceeds from senior secured notes	0	500,000
Issuance costs paid for senior secured notes	0	(11,269)
Proceeds from secured term loan, net of lender fees	204,693	0
Issuance costs paid for secured term loan, excluding lender fees	(107)	0
Proceeds from other long-term secured debt	11,100	0
Issuance costs paid for other long-term secured debt	(174)	0
Proceeds from exercise of stock options	711	24,098
Proceeds from sales under employee stock purchase plan	2,805	0
Payment of withholding tax on vesting of restricted stock units	(541)	0
Net cash provided by financing activities	218,487	1,538,087
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(3,224)	(969)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,107	(3,155)
Cash, cash equivalents, and restricted cash, beginning of period	64,434	60,759
Cash, cash equivalents, and restricted cash, end of period	$75,541	$57,604

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

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	June 30,	December 31,
	2022	2021
Approximate number of bitcoins held	129,699	124,391
Digital assets carrying value	$1,987,781	$2,850,210
Cumulative digital asset impairment losses	$1,989,248	$901,319

The carrying value represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through June 30, 2022 or December 31, 2021, respectively, and not as of June 30, 2022 or December 31, 2021, respectively.

The following table summarizes the Company’s digital asset purchases and digital asset impairment losses (in thousands, except number of bitcoins) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Approximate number of bitcoins purchased	481	13,759	5,308	34,616
Digital asset purchases	$10,000	$529,231	$225,500	$1,615,606
Digital asset impairment losses	$917,838	$424,774	$1,087,929	$618,869

The Company did not sell any of its bitcoins during the three and six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, approximately 14,589 of the bitcoins held by the Company serve as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), as further described in Note 4, Long-term Debt, to the Consolidated Financial Statements and in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, approximately 30,051 of the bitcoins held by the Company serve as part of the collateral for a $205.0 million term loan (the “2025 Secured Term Loan”) issued to MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, by Silvergate Bank (“Silvergate”), as further described in Note 4, Long-term Debt, to the Consolidated Financial Statements.

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

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2022	2021
Billed and billable	$121,418	$192,055
Less: allowance for credit losses	(2,773)	(2,775)
Accounts receivable, net	$118,645	$189,280

Changes in the allowance for credit losses were not material for the three and six months ended June 30, 2022. In estimating its allowance for credit losses as of June 30, 2022 and December 31, 2021, the Company continued to consider the impact from the pandemic caused by a novel strain of coronavirus (“COVID-19”) on the Company’s reserves.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. During the three and six months ended June 30, 2022 and 2021, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $0.8 million and $1.1 million in accrued sales and usage-based royalty revenue as of June 30, 2022 and December 31, 2021, respectively.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2022	2021
Current:
Deferred product licenses revenue	$754	$993
Deferred subscription services revenue	40,295	35,589
Deferred product support revenue	143,524	166,477
Deferred other services revenue	3,525	6,801
Total current deferred revenue and advance payments	$188,098	$209,860

Non-current:
Deferred product licenses revenue	$0	$68
Deferred subscription services revenue	2,639	1,064
Deferred product support revenue	5,272	6,203
Deferred other services revenue	586	754
Total non-current deferred revenue and advance payments	$8,497	$8,089

During the three and six months ended June 30, 2022, the Company recognized revenues of $58.9 million and $133.8 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2022. During the three and six months ended June 30, 2021, the Company recognized revenues of $55.7 million and $125.9 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2021. For the three and six months ended June 30, 2022 and 2021, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within contract balances and are instead included in the following remaining performance obligation disclosure. As of June 30, 2022, the Company had an aggregate transaction price of $273.9 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts.  The Company expects to recognize $207.3  million within the next 12 months and the remainder thereafter.

(4) Long-term Debt

The net carrying value of the Company’s long-term debt (in thousands) consisted of the following, as of:

	June 30, 2022	December 31, 2021
2025 Convertible Notes	$639,380	$637,882
2027 Convertible Notes	1,031,268	1,029,263
2028 Secured Notes	488,764	488,006
2025 Secured Term Loan	204,621	0
Other long-term secured debt	10,830	0
Total	$2,374,863	$2,155,151

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

There have been no adjustments to the initial conversion rates for each of the Convertible Notes as of June 30, 2022. As of June 30, 2022, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Convertible Notes and 2027 Convertible Notes, respectively.

During the six months ended June 30, 2022, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes during the first quarter of 2022 only. During the six months ended June 30, 2021, the 2025 Convertible Notes were convertible during the second quarter of 2021 only. During the six months ended June 30, 2022 and 2021, the 2027 Convertible Notes were not convertible at any time. No conversions of the Convertible Notes occurred during the six months ended June 30, 2022 or 2021. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods.

As of June 30, 2022 and December 31, 2021, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s convertible debt instruments as of June 30, 2022 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(10,620)	$639,380	$393,166	Level 2
2027 Convertible Notes	1,050,000	(18,732)	1,031,268	497,175	Level 2
Total	$1,700,000	$(29,352)	$1,670,648	$890,341

The following is a summary of the Company’s convertible debt instruments as of December 31, 2021 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(12,118)	$637,882	$1,056,679	Level 2
2027 Convertible Notes	1,050,000	(20,737)	1,029,263	774,375	Level 2
Total	$1,700,000	$(32,855)	$1,667,145	$1,831,054

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended June 30, 2022 and 2021, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$1,219	$750	$1,969	$1,219	$741	$1,960
2027 Convertible Notes	0	1,003	1,003	0	999	999
Total	$1,219	$1,753	$2,972	$1,219	$1,740	$2,959

For the six months ended June 30, 2022 and 2021, interest expense related to the Convertible Notes was as follows (in thousands):

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$2,438	$1,498	$3,936	$2,438	$1,480	$3,918
2027 Convertible Notes	0	2,005	2,005	0	1,432	1,432
Total	$2,438	$3,503	$5,941	$2,438	$2,912	$5,350

For the three and six months ended June 30, 2022, the Company paid $2.4 million in interest expense related to the 2025 Convertible Notes. For the three and six months ended June 30, 2021, the Company paid $2.5 million in interest related to the 2025 Convertible Notes. The Company has not paid any special interest expense related to the 2027 Convertible Notes to date.

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

The 2028 Secured Notes are governed by an indenture containing certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates.  The Company was in compliance with its debt covenants as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2028 Secured Notes as of June 30, 2022 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(11,236)	$488,764	$394,375	Level 2

The following is a summary of the 2028 Secured Notes as of December 31, 2021 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(11,994)	$488,006	$502,530	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended June 30, 2022 and 2021, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,656	$382	$8,038	$1,361	$65	$1,426

For the six months ended June 30, 2022 and 2021, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$15,312	$758	$16,070	$1,361	$65	$1,426

For the three and six months ended June 30, 2022, the Company paid $15.3 million in interest expense related to the 2028 Secured Notes. The Company did not pay any interest expense related to the 2028 Secured Notes during the three and six months ended June 30, 2021.

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

In accordance with the terms of the Credit and Security Agreement, the 2025 Secured Term Loan was collateralized at closing by bitcoin with a value of approximately $820.0 million placed in a collateral account with a custodian mutually authorized by Silvergate and MacroStrategy (the “Bitcoin Collateral Account”). While the 2025 Secured Term Loan is outstanding, MacroStrategy is required to maintain a Loan to collateral value ratio (“LTV Ratio”) of 50% or less (the “Maximum LTV Ratio”), which would amount to at least $410.0 million worth of bitcoin being required to be held in such account assuming the full $205.0 million of 2025 Secured Term Loan principal remains outstanding. If the price of bitcoin drops such that the LTV Ratio exceeds 50%, MacroStrategy is required to either deposit additional bitcoin in the Bitcoin Collateral Account or prepay a portion of the 2025 Secured Term Loan such that the LTV Ratio is reduced to 25% or less (or 35% or less, provided that in such case the interest rate on the 2025 Secured Term Loan will be increased by 25 basis points until such time as the LTV Ratio is reduced to 25% or less). In June 2022, as the price of bitcoin declined causing the LTV Ratio to increase, MacroStrategy deposited 10,585 additional bitcoins into the account securing the borrowing under the Credit and Security Agreement to help ensure that the LTV Ratio remained below the Maximum LTV Ratio. If at any time the LTV Ratio is less than 25% as a result of excess collateral in the Bitcoin Collateral Account, MacroStrategy is entitled to a return of such excess collateral so long as the LTV Ratio would not exceed 25% after giving effect to such return.

Separate and apart from the requirements associated with the LTV Ratio, MacroStrategy established a $5.0 million cash reserve account (the “Reserve Account”) with Silvergate to serve as additional collateral for the 2025 Secured Term Loan. MacroStrategy is required to maintain at least $5.0 million in the Reserve Account until the last six months of the 2025 Secured Term Loan term, at which time funds in the Reserve Account may be used to make interest payments on the 2025 Secured Term Loan at MacroStrategy’s request, with the amount required to be held in the Reserve Account correspondingly reduced to the extent such payments are made. The collateral for the 2025 Secured Term Loan does not extend beyond assets in the Bitcoin Collateral Account and the Reserve Account.  As of June 30, 2022, the Reserve Account is presented within “Restricted cash” in the Company’s Consolidated Balance Sheet and the Bitcoin Collateral Account is presented within “Digital assets” in the Company’s Consolidated Balance Sheet as further described in Note 2, Digital Assets, to the Consolidated Financial Statements.

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

MacroStrategy was in compliance with its debt covenants as of June 30, 2022.

The Company incurred approximately $0.4 million in lender fees and third-party costs (“issuance costs”) associated with the 2025 Secured Term Loan. The Company accounts for these issuance costs as a reduction to the principal amount of the 2025 Secured Term Loan and amortizes the issuance costs to interest expense over the contractual term of the 2025 Secured Term Loan at an effective interest rate of 3.87%.  As of June 30, 2022, the net carrying value of the 2025 Secured Term Loan was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2025 Secured Term Loan as of June 30, 2022 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Secured Term Loan	$205,000	$(379)	$204,621	$205,000	Level 3

The principal or par value of the 2025 Secured Term Loan approximates its fair value as of June 30, 2022. The fair value of the 2025 Secured Term Loan is determined using unobservable inputs provided by the lender, specifically hypothetical lending terms attainable as of the end of the reporting period, which are comparable to the loan's original terms (Level 3).

For the three and six months ended June 30, 2022, interest expense related to the 2025 Secured Term Loan was as follows (in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Secured Term Loan	$2,207	$33	$2,240	$2,383	$36	$2,419

The Company paid $1.6 million in interest expense related to the 2025 Secured Term Loan during the three and six months ended June 30, 2022.

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness.

Maturities

The following table shows the maturities of the Company’s debt instruments as of June 30, 2022 (in thousands). The principal payments related to the 2028 Secured Notes are included in the table below based on the First Springing Maturity Date of September 15, 2025, as if the springing maturity feature discussed above were triggered. The Company’s expectation is that the springing maturity feature of the 2028 Secured Notes will not be triggered.

Payments due by period ended June 30,	2025 Convertible Notes	2027 Convertible Notes	2028 Secured Notes	2025 Secured Term Loan	Other long-term secured debt	Total
2023	$0	$0	$0	$0	$499	$499
2024	0	0	0	0	525	525
2025	0	0	0	205,000	555	205,555
2026	650,000	0	500,000	0	584	1,150,584
2027	0	1,050,000	0	0	8,937	1,058,937
Thereafter	0	0	0	0	0	0
Total	$650,000	$1,050,000	$500,000	$205,000	$11,100	$2,416,100

(5) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of June 30, 2022 or December 31, 2021.

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

On March 1, 2021, Daedalus provided its formal infringement contentions which included additional accused functionality as part of its infringement allegations from the complaint, materially expanding the scope of its case.  The Company has filed a motion to dismiss the complaint with prejudice, asking the court to rule that the asserted claims are invalid as being directed to patent ineligible matter.  This matter is in the latter stage of factual discovery. The court conducted a claim construction hearing on July 15, 2021. The court appointed a special master on October 28, 2021 and directed the special master to submit a Report and Recommendation as to the issue of claim construction and the pending motion to dismiss by February 1, 2022. On January 21, 2022, the special master issued two separate Reports and Recommendations. The first Report and Recommendation recommended constructions of certain patent claim terms and the second Report and Recommendation recommended, without reaching the merits, dismissing the Company’s motion to dismiss without prejudice to re-filing after discovery ends. The parties filed their respective objections to the special master’s Reports and Recommendations on February 4, 2022, and their oppositions to the other party’s objections on February 18, 2022. On March 9, 2022, the court issued an order overruling all parties’ objections and adopting the special master’s Reports and Recommendations in full. As per court order, the parties submitted a joint proposed schedule, which the court adopted on April 7, 2022, providing new deadlines for the close of fact discovery, expert reports, expert discovery, and dispositive motions. Fact discovery reopened on April 18, 2022 and closed on June 1, 2022.  The case has proceeded to expert discovery and the parties exchanged their opening expert reports on issues for which they bear the burden of proof on July 1, 2022 and exchanged their rebuttal expert reports on July 29, 2022. The outcome of this matter is not presently determinable.

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

During the three and six months ended June 30, 2022 and 2021, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program. As of June 30, 2022, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program.  As of June 30, 2022, $209.1 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the six months ended June 30, 2022, the Company recorded a provision for income taxes of $88.1 million on a pretax loss of $1.105 billion, which resulted in an effective tax rate of (8.0)%. For the six months ended June 30, 2021, the Company recorded a benefit from income taxes of $194.5 million on a pretax loss of $603.8 million, which resulted in an effective tax rate of 32.2%. The change in the effective tax rate, as compared to the same period in the prior year, is primarily due to the establishment of a valuation allowance on the Company’s deferred tax asset related to the impairment on its bitcoin holdings, attributable to the decrease in the market value of bitcoin as of June 30, 2022.

As of June 30, 2022, the Company had a valuation allowance of $391.3 million primarily related to the Company’s deferred tax asset related to the impairment on its bitcoin holdings that, in the Company’s present estimation, more likely than not will not be realized. If the market value of bitcoin continues to decline or the Company is unable to regain profitability in future periods, the Company may be required to increase further the valuation allowance against its deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. To the extent the market value of bitcoin rises, the Company may decrease the valuation allowance against its deferred tax asset. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of June 30, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits of $6.2 million, of which $2.1 million was recorded in “Other long-term liabilities” and $4.1 million was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheets.

(8) Share-based Compensation

2013 Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants. As of June 30, 2022, a total of 2,750,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of June 30, 2022, there were 179,462 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

As of June 30, 2022, there were options to purchase 1,489,404 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended June 30, 2022:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of April 1, 2022	1,466	$296.80
Granted	35	$235.87
Exercised	(3)	$135.54	$251
Forfeited/Expired	(9)	$527.71
Balance as of June 30, 2022	1,489	$294.42
Exercisable as of June 30, 2022	720	$185.18	$22,425	3.8
Expected to vest as of June 30, 2022	769	$396.66	$3,395	8.8
Total	1,489	$294.42	$25,820	6.4

Stock options outstanding as of June 30, 2022 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2022
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	885	$136.93	4.5
$200.01 - $300.00	20	$264.69	9.9
$400.01 - $500.00	324	$408.64	9.6
$600.01 - $691.23	260	$691.23	8.6
Total	1,489	$294.42	6.4

An aggregate of 26,250 stock options with an aggregate grant date fair value of $2.3 million vested during the three months ended June 30, 2022. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $152.69 and $252.81 for each share subject to a stock option granted during the three months ended June 30, 2022 and 2021, respectively, based on the following assumptions:

	Three months ended
	June 30,
	2022	2021
Expected term of options in years	6.3	6.3
Expected volatility	69.2% - 69.5%	56.8%
Risk-free interest rate	2.8% - 2.9%	1.1%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2022, the Company recognized approximately $12.3 million and $22.7 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and six months ended June 30, 2021, the Company recognized approximately $8.8 million and $14.1 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of June 30, 2022, there was approximately $145.2 million of total unrecognized share-based compensation expense related to unvested stock options.  As of June 30, 2022, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.1 years.

Share-settled restricted stock units

As of June 30, 2022, there were 131,953 share-settled restricted stock units outstanding under the 2013 Equity Plan.  The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
		Intrinsic
	Units	Value
Balance as of April 1, 2022	108
Granted	28
Vested	0	$134
Forfeited	(4)
Balance as of June 30, 2022	132
Expected to vest as of June 30, 2022	132	$21,680

During the three months ended June 30, 2022, 367 share-settled restricted stock units having an aggregate grant date fair value of $0.2 million vested, and 134 shares were withheld to satisfy tax obligations, resulting in 233 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the three months ended June 30, 2022 and 2021 was $222.66 and $616.88, respectively, based on the fair value of the Company’s class A common stock. For the three and six months ended June 30, 2022, the Company recognized approximately $3.2 million and $6.4 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the 2013 Equity Plan. For the three and six months ended June 30, 2021, the Company recognized approximately $1.4 million and $2.6 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the 2013 Equity Plan. As of June 30, 2022, there was approximately $45.2 million of total unrecognized share-

based compensation expense related to unvested share-settled restricted stock units. As of June 30, 2022, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.1 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan.  Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period.  For the three and six months ended June 30, 2022, the Company recognized a reduction of approximately $0.7 million and $0.5 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. For the three months ended June 30, 2021, the Company recognized an insignificant amount of share-based compensation expense from other stock-based awards and cash-settled restricted stock units. For the six months ended June 30, 2021, the Company recognized $0.9 million in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of June 30, 2022, there was approximately $0.4 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units. As of June 30, 2022, the Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 2.7 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).  The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock, commencing at such time and on such dates as the Board of Directors of the Company shall determine.  The first offering period under the 2021 ESPP commenced on February 16, 2021 and ended on August 15, 2021. After this first offering period, the Board of Directors of the Company determined to provide subsequent 6-month offering periods commencing on each March 1 and September 1 for the remaining term of the 2021 ESPP.  An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the three months ended June 30, 2022, no shares of class A common stock were issued in connection with the 2021 ESPP. As of June 30, 2022, 87,938 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three and six months ended June 30, 2022, the Company recognized approximately $0.5 million and $1.1 million, respectively, in share-based compensation expense related to the 2021 ESPP. For the three and six months ended June 30, 2021, the Company recognized approximately $0.8 million and $1.2 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of June 30, 2022, there was approximately $0.3 million of total unrecognized share-based compensation expense related to the 2021 ESPP. As of June 30, 2022, the Company expects to recognize this remaining share-based compensation expense over a period of approximately 0.2 years.

Tax Benefits Related to Equity Plans

For the three and six months ended June 30, 2022 and 2021, tax (benefit) expense related to the Company’s equity plans was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Tax (benefit) expense related to:
Share-based compensation expense	$(3,343)	$(1,992)	$(6,240)	$(3,277)
Exercises of stock options and vesting of share-settled restricted stock units	57	(153)	110	(22,277)
Total tax benefit related to the Company's equity plans	$(3,286)	$(2,145)	$(6,130)	$(25,554)

(9) Basic and Diluted Loss per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

For the three and six months ended June 30, 2022 and 2021, the following weighted average shares of potential class A common stock were excluded from the diluted loss per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock Options	1,474	1,275	1,393	1,243
Restricted Stock Units	116	88	111	85
Employee Stock Purchase Plan	5	5	4	4
2025 Convertible Notes	1,633	1,633	1,633	1,633
2027 Convertible Notes	733	733	733	535
Total	3,961	3,734	3,874	3,500

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended June 30, 2022
Total revenues	$75,024	$35,578	$11,471	$122,073
Gross profit	$61,366	$27,335	$8,168	$96,869
Three months ended June 30, 2021
Total revenues	$68,770	$41,834	$14,747	$125,351
Gross profit	$57,028	$33,706	$11,579	$102,313
Six months ended June 30, 2022
Total revenues	$143,431	$74,866	$23,053	$241,350
Gross profit	$116,071	$58,037	$16,361	$190,469
Six months ended June 30, 2021
Total revenues	$138,977	$81,651	$27,625	$248,253
Gross profit	$115,959	$65,675	$21,032	$202,666
As of June 30, 2022
Long-lived assets	$88,126	$6,992	$4,631	$99,749
As of December 31, 2021
Long-lived assets	$89,817	$7,874	$5,656	$103,347

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and six months ended June 30, 2022 and the six months ended June 30, 2021, no individual foreign country accounted for 10% or more of total consolidated revenues. For the three months ended June 30, 2021, no individual foreign country other than Germany accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2022 and 2021, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2022 and December 31, 2021, no individual foreign country accounted for 10% or more of total consolidated assets.

(11) Related Party Transaction

In June 2021, Michael J. Saylor, the Company’s Chairman of the Board of Directors & Chief Executive Officer, entered into an indemnification agreement (the “Original Agreement”) with the Company for an initial term of 90 days and subject to successive 90-day term extensions at the election of the Company. All term extensions were exercised, most recently in February 2022 for a final 90-day period that began in March 2022. Pursuant to the Original Agreement, Mr. Saylor provided during the term of the agreement, from his personal funds, indemnity coverage to the Company for the benefit of the directors and officers (“D&Os”) of the Company and its subsidiaries in the event such coverage was not indemnifiable by the Company, up to a total of $40 million.  In return, the Company paid Mr. Saylor $388,945 for each of the initial and successive 90-day terms.

On June 12, 2022, Mr. Saylor and the Company entered into a renewed indemnification agreement (the “Renewed Agreement”) for an initial term of 90 days, which became effective upon the expiration of the final 90-day extension of the Original Agreement. In return, the Company paid Mr. Saylor a one-time fee of $388,945 for the initial 90-day term (the “Renewal Payment”).

On June 24, 2022, the Company bound D&O liability insurance policies (the “Commercial Policies”) with several third-party carriers for $30 million in coverage.  Concurrently, Mr. Saylor and the Company also entered into (i) an indemnification agreement (the “Excess Agreement”) for Mr. Saylor to provide $10 million in excess indemnity coverage payable only after the exhaustion of the Commercial Policies, and (ii) an indemnification agreement (the “Tail Agreement”) for Mr. Saylor to provide $40 million in indemnity coverage for claims made at any time based on actions or omissions occurring prior to the inception date of the Commercial Policies. The Company paid Mr. Saylor $600,000 for a one-year term under the Excess Agreement, and $150,000 for a 90-day term under the Tail Agreement. At the option of the Company, the Company may elect to extend the term under the Tail Agreement for up to a total of twenty-three additional 90-day periods, for $150,000 per additional 90-day term.

Under the Excess Agreement and Tail Agreement, Mr. Saylor will provide, during the term of each agreement, from his personal funds, indemnity coverage to the Company for the benefit of the D&Os of the Company and its subsidiaries in the event such coverage is not provided by the Commercial Policies or indemnifiable by the Company. The Excess Agreement and the Tail Agreement expressly supersede the Original Agreement and the Renewed Agreement. Mr. Saylor refunded the Company $337,086, which is the pro rata portion of the Renewal Payment, in connection with the release of his obligations under the Renewed Agreement.

Prior to entering into the Original Agreement, Renewed Agreement, Excess Agreement, and Tail Agreement with Mr. Saylor, the Company obtained and considered market quotes for D&O liability insurance policies. The Company determined that the policies considered at such times would have provided insufficient coverage and would have required substantial premiums to the extent coverage were available, and that obtaining indemnification coverage provided by Mr. Saylor was appropriate and in the best interest of the Company.

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

We believe that bitcoin is attractive because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy and can therefore serve as a hedge against inflation in the long term. We also believe that bitcoin offers additional opportunity for appreciation in value with increasing adoption due to its limited supply. We believe that our bitcoin acquisition strategy is complementary to our enterprise analytics software business, as we believe that our bitcoin and related activities in support of the bitcoin network enhance awareness of our brand and can provide opportunities to secure new customers for our analytics software offerings. We are also exploring opportunities to apply bitcoin-related technologies such as blockchain analytics into our software offerings.

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

As of June 30, 2022, we held an aggregate of approximately 129,699 bitcoins, with 14,589 bitcoins held directly by MicroStrategy Incorporated and 115,110 bitcoins held by MacroStrategy LLC, a wholly-owned subsidiary of MicroStrategy. The approximately 14,589 bitcoins held directly by MicroStrategy Incorporated serve as part of the collateral securing our 2028 Secured Notes, and approximately 30,051 of the 115,110 bitcoins held by MacroStrategy serve as part of the collateral securing our 2025 Secured Term Loan.

The following table presents a rollforward of our bitcoin holdings, including additional information related to our bitcoin purchases and digital asset impairment losses within the respective periods. We have not sold any of our bitcoin as of the date of this Quarterly Report.

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2020		$1,125,000	$(70,698)	$1,054,302	70,469	$15,964
Digital asset purchases	(a)	1,086,375		1,086,375	20,857	52,087
Digital asset impairment losses			(194,095)	(194,095)
Balance at March 31, 2021		$2,211,375	$(264,793)	$1,946,582	91,326	$24,214
Digital asset purchases	(b)	529,231		529,231	13,759	38,464
Digital asset impairment losses			(424,774)	(424,774)
Balance at June 30, 2021		$2,740,606	$(689,567)	$2,051,039	105,085	$26,080
Digital asset purchases	(c)	419,865		419,865	8,957	46,876
Digital asset impairment losses			(65,165)	(65,165)
Balance at September 30, 2021		$3,160,471	$(754,732)	$2,405,739	114,042	$27,713
Digital asset purchases	(d)	591,058		591,058	10,349	57,113
Digital asset impairment losses			(146,587)	(146,587)
Balance at December 31, 2021		$3,751,529	$(901,319)	$2,850,210	124,391	$30,159
Digital asset purchases	(e)	215,500		215,500	4,827	44,645
Digital asset impairment losses			(170,091)	(170,091)
Balance at March 31, 2022		$3,967,029	$(1,071,410)	$2,895,619	129,218	$30,700
Digital asset purchases	(f)	10,000		10,000	481	20,790
Digital asset impairment losses			(917,838)	(917,838)
Balance at June 30, 2022		$3,977,029	$(1,989,248)	$1,987,781	129,699	$30,664
(a)	In the first quarter of 2021, we purchased bitcoin using $1.026 billion in net proceeds from our issuance of the 2027 Convertible Notes and excess cash.
(b)	In the second quarter of 2021, we purchased bitcoin using $487.2 million in net proceeds from our issuance of the 2028 Secured Notes and excess cash.
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

(e)	In the first quarter of 2022, we purchased bitcoin using $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan and excess cash.
(f)	In the second quarter of 2022, we purchased bitcoin using excess cash.

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market for bitcoin) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2020	70,469	$10,363.76	$730,324	$29,321.90	$2,066,285	$29,181.00	$2,056,356
March 31, 2021	91,326	$27,678.00	$2,527,721	$61,788.45	$5,642,892	$58,601.28	$5,351,820
June 30, 2021	105,085	$28,800.00	$3,026,448	$64,899.00	$6,819,911	$34,763.47	$3,653,119
September 30, 2021	114,042	$29,301.56	$3,341,609	$52,944.96	$6,037,949	$43,534.56	$4,964,768
December 31, 2021	124,391	$42,333.00	$5,265,844	$69,000.00	$8,582,979	$45,879.97	$5,707,055
March 31, 2022	129,218	$32,933.33	$4,255,579	$48,240.00	$6,233,476	$45,602.79	$5,892,701
June 30, 2022	129,699	$17,567.45	$2,278,481	$47,469.40	$6,156,734	$18,895.02	$2,450,665
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

Our digital asset impairment losses have significantly contributed to our operating expenses and net loss. For the three months ended June 30, 2022, digital asset impairment losses of $917.8 million represented 90.4% of our operating expenses, contributing to our net loss of $1.062 billion for the three months ended June 30, 2022, compared to digital asset impairment losses of $424.8 million in the three months ended June 30, 2021, representing 82.2% of our operating expenses and contributing to our net loss of $299.3 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, digital asset impairment losses of $1.088 billion represented 85.1% of our operating expenses, contributing to our net loss of $1.193 billion for the six months ended June 30, 2022, compared to digital asset impairment losses of $618.9 million in the six months ended June 30, 2021, representing 77.4% of our operating expenses and contributing to our net loss of $409.4 million for the six months ended June 30, 2021.

As of August 1, 2022, we held approximately 129,699 bitcoins that were acquired at an aggregate purchase price of $3.977 billion and an average purchase price of approximately $30,664 per bitcoin, inclusive of fees and expenses. As of August 1, 2022, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $22,964.22.

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

Impact of COVID-19 on Our Software Strategy

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in the development and distribution of vaccines. It has continued to disrupt supply chains and has adversely impacted global commercial activity. Although many jurisdictions, including the United States, have substantially lifted COVID-19 travel restrictions, some restrictions do remain. Considerable uncertainty continues to surround COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population and develop effective treatments.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three and six months ended June 30, 2022 and 2021 were not materially impacted by COVID-19, our revenues may be negatively impacted in future periods until the effects of the pandemic and the efforts to address it have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

We adapted our operations to meet the challenges of the pandemic, including establishing flexible working arrangements for our employees, reducing business travel, and shifting certain of our customer, employee, and industry events to virtual formats.

Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; decreases in product licenses revenues driven by channel partners, and compliance costs and business disruptions associated with certain government requirements and recommendations adopted in response to the pandemic.  We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Product licenses	$20,129	$22,151	$36,642	$43,431
Subscription services	14,017	10,342	26,862	20,368
Total product licenses and subscription services	34,146	32,493	63,504	63,799
Product support	66,521	71,027	133,672	141,676
Other services	21,406	21,831	44,174	42,778
Total revenues	122,073	125,351	241,350	248,253
Cost of revenues
Product licenses	431	419	908	907
Subscription services	5,498	3,810	10,908	7,438
Total product licenses and subscription services	5,929	4,229	11,816	8,345
Product support	5,127	4,862	10,318	9,674
Other services	14,148	13,947	28,747	27,568
Total cost of revenues	25,204	23,038	50,881	45,587
Gross profit	96,869	102,313	190,469	202,666
Operating expenses
Sales and marketing	36,862	40,321	70,102	78,519
Research and development	31,790	28,548	65,313	58,031
General and administrative	28,502	22,917	55,208	44,646
Digital asset impairment losses	917,838	424,774	1,087,929	618,869
Total operating expenses	1,014,992	516,560	1,278,552	800,065
Loss from operations	$(918,123)	$(414,247)	$(1,088,083)	$(597,399)

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

Employees

As of June 30, 2022, we had a total of 2,158 employees, of whom 779 were based in the United States and 1,379 were based internationally.  The following table summarizes employee headcount as of the dates indicated:

	June 30,	December 31,	June 30,
	2022	2021	2021
Subscription services	83	72	56
Product support	164	174	160
Consulting	428	413	388
Education	36	36	38
Sales and marketing	457	470	470
Research and development	728	699	663
General and administrative	262	257	259
Total headcount	2,158	2,121	2,034

Share-based Compensation Expense

As discussed in Note 8, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock, restricted stock units, each of which represents a right to receive a share of our class A common stock upon the satisfaction of applicable vesting requirements, and certain other stock-based awards under our 2013 Equity Plan, as well as opportunities for eligible employees to purchase shares of our class A common stock under our 2021 ESPP.  Share-based compensation expense (in thousands) from these awards was recognized in the following cost of revenues and operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of subscription services revenues	$34	$40	$141	$89
Cost of product support revenues	522	293	972	442
Cost of consulting revenues	439	105	815	184
Cost of education revenues	54	22	106	32
Sales and marketing	4,444	3,255	8,727	5,639
Research and development	3,126	2,523	6,440	4,590
General and administrative	6,675	4,858	12,487	7,831
Total share-based compensation expense	$15,294	$11,096	$29,688	$18,807

The $4.2 million and $10.9 million increases in share-based compensation expense during the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year, are primarily due to the continued expansion of our equity award programs worldwide. As of June 30, 2022, we estimated that an aggregate of approximately $191.1 million of additional share-based compensation expense associated with the 2013 Equity Plan and the 2021 ESPP will be recognized over a remaining weighted average period of 3.1 years.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of our share-based compensation expense, (ii) non-GAAP net loss and non-GAAP diluted loss per share that exclude the impacts of our share-based compensation expense, interest expense arising from the amortization of debt issuance costs on our long-term debt, and related income tax effects, and (iii) certain non-GAAP constant currency revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis.  The first supplemental financial measure excludes a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment and the resulting share-based compensation expense could vary significantly in comparison to other companies.  The second set of supplemental financial measures excludes the impacts of (i) share-based compensation expense, (ii) non-cash interest expense arising from the amortization of debt issuance costs related to our long-term debt, and (iii) related income tax effects.  The third set of supplemental financial measures excludes changes resulting from fluctuations in foreign currency exchange rates so that results may be compared to the same period in the prior year on a non-GAAP constant currency basis.  We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP loss from operations, which excludes the impact of share-based compensation expense, to its most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(918,123)	$(414,247)	$(1,088,083)	$(597,399)
Share-based compensation expense	15,294	11,096	29,688	18,807
Non-GAAP loss from operations	$(902,829)	$(403,151)	$(1,058,395)	$(578,592)

The following are reconciliations of our non-GAAP net loss and non-GAAP diluted loss per share, in each case excluding the impacts of (i) share-based compensation expense, (ii) interest expense arising from the amortization of debt issuance costs on our long-term debt, and (iii) related income tax effects to their most directly comparable GAAP measures (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Reconciliation of non-GAAP net loss:
Net loss	$(1,062,298)	$(299,347)	$(1,193,049)	$(409,367)
Share-based compensation expense	15,294	11,096	29,688	18,807
Interest expense arising from amortization of debt issuance costs	2,168	1,805	4,297	2,977
Income tax effects (1)	(3,898)	(2,651)	(7,342)	(26,388)
Non-GAAP net loss	$(1,048,734)	$(289,097)	$(1,166,406)	$(413,971)

Reconciliation of non-GAAP diluted loss per share (2):
Diluted loss per share	$(94.01)	$(30.71)	$(105.64)	$(42.22)
Share-based compensation expense (per diluted share)	1.35	1.14	2.63	1.94
Interest expense arising from amortization of debt issuance costs (per diluted share)	0.19	0.19	0.38	0.31
Income tax effects (per diluted share)	(0.34)	(0.28)	(0.65)	(2.72)
Non-GAAP diluted loss per share	$(92.81)	$(29.66)	$(103.28)	$(42.69)

(1)

Income tax effects reflect the net tax effects of share-based compensation expense, which includes tax benefits and expenses on exercises of stock options and vesting of share-settled restricted stock units, and interest expense for amortization of debt issuance costs.

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

The following are reconciliations of certain non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$20,129	$(608)	$20,737	$22,151	-9.1%	-6.4%
Subscription services revenues	14,017	(483)	14,500	10,342	35.5%	40.2%
Product support revenues	66,521	(3,000)	69,521	71,027	-6.3%	-2.1%
Other services revenues	21,406	(1,365)	22,771	21,831	-1.9%	4.3%
Cost of product support revenues	5,127	(236)	5,363	4,862	5.5%	10.3%
Cost of other services revenues	14,148	(1,130)	15,278	13,947	1.4%	9.5%
Sales and marketing expenses	36,862	(1,505)	38,367	40,321	-8.6%	-4.8%
Research and development expenses	31,790	(447)	32,237	28,548	11.4%	12.9%
General and administrative expenses	28,502	(414)	28,916	22,917	24.4%	26.2%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$22,151	$132	$22,019	$14,816	49.5%	48.6%
Subscription services revenues	10,342	264	10,078	8,021	28.9%	25.6%
Product support revenues	71,027	2,425	68,602	70,038	1.4%	-2.1%
Other services revenues	21,831	763	21,068	17,709	23.3%	19.0%
Cost of product support revenues	4,862	83	4,779	6,837	-28.9%	-30.1%
Cost of other services revenues	13,947	521	13,426	12,846	8.6%	4.5%
Sales and marketing expenses	40,321	987	39,334	34,951	15.4%	12.5%
Research and development expenses	28,548	658	27,890	25,867	10.4%	7.8%
General and administrative expenses	22,917	244	22,673	19,449	17.8%	16.6%

	Six Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$36,642	$(1,096)	$37,738	$43,431	-15.6%	-13.1%
Subscription services revenues	26,862	(688)	27,550	20,368	31.9%	35.3%
Product support revenues	133,672	(4,699)	138,371	141,676	-5.6%	-2.3%
Other services revenues	44,174	(2,167)	46,341	42,778	3.3%	8.3%
Cost of product support revenues	10,318	(367)	10,685	9,674	6.7%	10.5%
Cost of other services revenues	28,747	(1,816)	30,563	27,568	4.3%	10.9%
Sales and marketing expenses	70,102	(2,317)	72,419	78,519	-10.7%	-7.8%
Research and development expenses	65,313	(430)	65,743	58,031	12.5%	13.3%
General and administrative expenses	55,208	(655)	55,863	44,646	23.7%	25.1%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$43,431	$457	$42,974	$27,400	58.5%	56.8%
Subscription services revenues	20,368	454	19,914	15,989	27.4%	24.5%
Product support revenues	141,676	4,342	137,334	141,196	0.3%	-2.7%
Other services revenues	42,778	1,381	41,397	37,423	14.3%	10.6%
Cost of product support revenues	9,674	141	9,533	13,555	-28.6%	-29.7%
Cost of other services revenues	27,568	872	26,696	25,939	6.3%	2.9%
Sales and marketing expenses	78,519	1,412	77,107	74,469	5.4%	3.5%
Research and development expenses	58,031	1,103	56,928	51,968	11.7%	9.5%
General and administrative expenses	44,646	346	44,300	40,781	9.5%	8.6%

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

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$15,165	$10,019	51.4%	$25,009	$23,265	7.5%
International	4,964	12,132	-59.1%	11,633	20,166	-42.3%
Total product licenses revenues	20,129	22,151	-9.1%	36,642	43,431	-15.6%
Subscription Services
Domestic	10,061	7,596	32.5%	19,159	15,065	27.2%
International	3,956	2,746	44.1%	7,703	5,303	45.3%
Total subscription services revenues	14,017	10,342	35.5%	26,862	20,368	31.9%
Total product licenses and subscription services revenues	$34,146	$32,493	5.1%	$63,504	$63,799	-0.5%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	2	3	4
Between $0.5 million and $1.0 million in licenses revenue recognized	4	7	7	12
Total	6	9	10	16
Domestic:
More than $1.0 million in licenses revenue recognized	2	1	3	3
Between $0.5 million and $1.0 million in licenses revenue recognized	4	4	6	6
Total	6	5	9	9
International:
More than $1.0 million in licenses revenue recognized	0	1	0	1
Between $0.5 million and $1.0 million in licenses revenue recognized	0	3	1	6
Total	0	4	1	7

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$7,432	$4,036	84.1%	$8,557	$10,139	-15.6%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,185	4,838	-34.2%	5,138	7,891	-34.9%
Less than $0.5 million in licenses revenue recognized	9,512	13,277	-28.4%	22,947	25,401	-9.7%
Total	20,129	22,151	-9.1%	36,642	43,431	-15.6%
Domestic:
More than $1.0 million in licenses revenue recognized	7,432	1,603	363.6%	8,557	7,706	11.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,185	2,663	19.6%	4,628	4,077	13.5%
Less than $0.5 million in licenses revenue recognized	4,548	5,753	-20.9%	11,824	11,482	3.0%
Total	15,165	10,019	51.4%	25,009	23,265	7.5%
International:
More than $1.0 million in licenses revenue recognized	0	2,433	-100.0%	0	2,433	-100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	0	2,175	-100.0%	510	3,814	-86.6%
Less than $0.5 million in licenses revenue recognized	4,964	7,524	-34.0%	11,123	13,919	-20.1%
Total	$4,964	$12,132	-59.1%	$11,633	$20,166	-42.3%

Product licenses revenues decreased $2.0 million and $6.8 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year.  For the three months ended June 30, 2022 and 2021, product licenses transactions with more than $0.5 million in recognized revenue represented 52.7% and 40.1%, respectively, of our product licenses revenues.  For the six months ended June 30, 2022, our top three product licenses transactions totaled $8.6 million in recognized revenue, or 23.4% of total product licenses revenues, compared to $8.9 million, or 20.6% of total product licenses revenues, for the six months ended June 30, 2021.

Domestic product licenses revenues.  Domestic product licenses revenues increased $5.1 million for the three months ended June 30, 2022, as compared to the same period in the prior year, primarily due to an increase in the average deal size of transactions and an increase in the number of transactions with more than $1.0 million in recognized revenue, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue. Domestic product licenses revenues increased $1.7 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to an increase in the average deal size of transactions, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues.  International product licenses revenues decreased $7.2 million for the three months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions and a $0.6 million unfavorable foreign currency exchange impact. International product licenses revenues decreased $8.5 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions and a $1.1 million unfavorable foreign currency exchange impact.

Subscription services revenues.  Subscription services revenues are derived from our MCE cloud subscription service and are recognized ratably over the service period in the contract.  Subscription services revenues increased $3.7 million for the three months ended June 30, 2022, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, and sales contracts with new customers, partially offset by a $0.5 million unfavorable foreign currency exchange impact. Subscription services revenues increased $6.5 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, and sales contracts with new customers, partially offset by a $0.7 million unfavorable foreign currency exchange impact. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
Product Support Revenues:
Domestic	$39,403	$40,739	-3.3%	$78,486	$80,829	-2.9%
International	27,118	30,288	-10.5%	55,186	60,847	-9.3%
Total product support revenues	$66,521	$71,027	-6.3%	$133,672	$141,676	-5.6%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $4.5 million for the three months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $3.0 million unfavorable foreign currency exchange impact and certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings. Product support revenues decreased $8.0 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $4.7 million unfavorable foreign currency exchange impact and certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
Other Services Revenues:
Consulting
Domestic	$9,743	$9,810	-0.7%	$19,324	$18,526	4.3%
International	10,530	10,812	-2.6%	22,384	21,807	2.6%
Total consulting revenues	20,273	20,622	-1.7%	41,708	40,333	3.4%
Education	1,133	1,209	-6.3%	2,466	2,445	0.9%
Total other services revenues	$21,406	$21,831	-1.9%	$44,174	$42,778	3.3%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues did not materially change for the three months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $1.3 million unfavorable foreign currency exchange impact having been substantially offset by an increase in average bill rates and an increase in billable hours worldwide. Consulting revenues increased $1.4 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to an increase in billable hours worldwide and an increase in average bill rates, partially offset by a $2.1 million unfavorable foreign currency exchange impact.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues did not materially change for the three and six months ended June 30, 2022, as compared to the same periods in the prior year.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$431	$419	2.9%	$908	$907	0.1%
Subscription services	5,498	3,810	44.3%	10,908	7,438	46.7%
Total product licenses and subscription services	5,929	4,229	40.2%	11,816	8,345	41.6%
Product support	5,127	4,862	5.5%	10,318	9,674	6.7%
Other services:
Consulting	12,837	12,438	3.2%	26,137	24,770	5.5%
Education	1,311	1,509	-13.1%	2,610	2,798	-6.7%
Total other services	14,148	13,947	1.4%	28,747	27,568	4.3%
Total cost of revenues	$25,204	$23,038	9.4%	$50,881	$45,587	11.6%

Cost of product licenses revenues.  Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change for the three and six months ended June 30, 2022, as compared to the same periods in the prior year.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Subscription services headcount increased 48.2% to 83 at June 30, 2022 from 56 at June 30, 2021. Cost of subscription services revenues increased $1.7 million for the three months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $1.1 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers, and a $0.5 million increase in employee salaries primarily due to periodic wage increases and an increase in average staffing levels. Cost of subscription services revenues increased $3.5 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $2.2 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers, and a $0.9 million increase in employee salaries primarily due to periodic wage increases and an increase in average staffing levels.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program.  Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion.  Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues.  Product support headcount increased 2.5% to 164 at June 30, 2022 from 160 at June 30, 2021. Cost of product support revenues did not materially change for the three months ended June 30, 2022, as compared to the same period in the prior year. Cost of product support revenues increased $0.6 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $0.6 million increase in compensation and related costs attributable to an increase in product support average staffing levels and a $0.5 million net increase in share-based compensation expense, partially offset by a $0.6 million decrease in compensation and related costs attributable to non-product support personnel providing a decreased level of Enterprise Support services. The $0.5 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues.  Consulting headcount increased 10.3% to 428 at June 30, 2022 from 388 at June 30, 2021.  Cost of consulting revenues did not materially change for the three months ended June 30, 2022, as compared to the same period in the prior year. Included in cost of consulting revenues for the three months ended June 30, 2022 is an aggregate $1.1 million favorable foreign currency exchange impact. Cost of consulting revenues increased $1.4 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $0.7 million increase in employee salaries primarily due to an increase in average staffing levels and consulting personnel providing a decreased level of Enterprise Support services, and a $0.6 million net increase in share-based compensation expense. The $0.6 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan. Included in cost of consulting revenues for the six months ended June 30, 2022 is an aggregate $1.7 million favorable foreign currency exchange impact.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Education headcount decreased 5.3% to 36 at June 30, 2022 from 38 at June 30, 2021.  Cost of education revenues did not materially change for the three and six months ended June 30, 2022, as compared to the same periods in the prior year.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 2.8% to 457 at June 30, 2022 from 470 at June 30, 2021.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
Sales and marketing expenses	$36,862	$40,321	-8.6%	$70,102	$78,519	-10.7%

Sales and marketing expenses decreased $3.5 million for the three months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $4.1 million decrease in variable compensation primarily due to a decrease in personnel costs and an increase in capitalized commissions, partially offset by a $1.2 million net increase in share-based compensation expense and a $0.5 million increase in travel and entertainment expenditures that were undertaken as various COVID-19-related restrictions were lifted. The $1.2 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by the fair value remeasurement of certain liability-classified awards at the end of the reporting period. Included in sales and marketing expenses for the three months ended June 30, 2022 is an aggregate $1.5 million favorable foreign currency exchange impact.

Sales and marketing expenses decreased $8.4 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to an $11.2 million decrease in variable compensation primarily due to an increase in capitalized commissions and decreases in personnel costs, bonuses, and employee relations expenses, partially offset by a $3.1 million net increase in share-based compensation expense and a $0.7 million increase in travel and entertainment expenditures that were undertaken as various COVID-19-related restrictions were lifted. The $3.1 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by the forfeiture of certain awards and the fair value remeasurement of certain liability-classified awards at the end of the reporting period. Included in sales and marketing expenses for the six months ended June 30, 2022 is an aggregate $2.3 million favorable foreign currency exchange impact.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Research and development headcount increased 9.8% to 728 at June 30, 2022 from 663 at June 30, 2021. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
Research and development expenses	$31,790	$28,548	11.4%	$65,313	$58,031	12.5%

Research and development expenses increased $3.2 million for the three months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $2.4 million increase in employee salaries primarily due to periodic wage increases and an increase in average staffing levels, partially offset by a shift in staffing levels to lower cost regions, and a $0.6 million net increase in share-based compensation expense. The $0.6 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan.

Research and development expenses increased $7.3 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $5.0 million increase in employee salaries primarily due to periodic wage increases and an increase in average staffing levels, partially offset by a shift in staffing levels to lower cost regions, and a $1.9 million net increase in share-based compensation expense, partially offset by a $0.5 million decrease in facility and other related support costs. The $1.9 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by the fair value remeasurement of certain liability-classified awards at the end of the reporting period and certain awards that became fully vested.

General and administrative expenses.  General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.  General and administrative headcount increased 1.2% to 262 at June 30, 2022 from 259 at June 30, 2021. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
General and administrative expenses	$28,502	$22,917	24.4%	$55,208	$44,646	23.7%

General and administrative expenses increased $5.6 million for the three months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $2.5 million increase in costs related to the maintenance and operations of our corporate aircraft, a $1.8 million net increase in share-based compensation expense, and a $1.2 million increase in legal, consulting, and other advisory costs which includes costs from executing our bitcoin acquisition strategy, partially offset by a $1.0 million decrease in custodial fees incurred on our bitcoin holdings. The $1.8 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards that became fully vested.

General and administrative expenses increased $10.6 million for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $4.7 million net increase in share-based compensation expense, a $2.6 million increase in costs related to the maintenance and operations of our corporate aircraft, a $1.4 million increase in legal, consulting, and other advisory costs which includes costs from executing our bitcoin acquisition strategy, a $1.1 million increase in facility and other related support costs, a $0.6 million increase in employee salaries primarily due to an increase in average staffing levels, and a $0.5 million increase in travel and entertainment expenditures that were undertaken as various COVID-19-related restrictions were lifted, partially offset by a $1.1 million decrease in custodial fees incurred on our bitcoin holdings and a $0.6 million decrease in variable compensation. The $4.7 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards that became fully vested. Included in general and administrative expenses for the six months ended June 30, 2022 is an aggregate $0.7 million favorable foreign currency exchange impact.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change
Digital asset impairment losses	$917,838	$424,774	116.1%	$1,087,929	$618,869	75.8%

We did not sell any of our digital assets during the three and six months ended June 30, 2022 and 2021. We may continue to incur significant digital asset impairment losses in the future.

Interest Expense, Net

For the three and six months ended June 30, 2022, interest expense, net, of $13.2 million and $24.2 million, respectively, was primarily related to the contractual interest expense related to our 2028 Secured Notes, 2025 Secured Term Loan, and 2025 Convertible Notes, and the amortization of issuance costs related to our long-term debt arrangements. For the three and six months ended June 30, 2021, interest expense, net, of $4.4 million and $6.8 million, respectively, was primarily related to the contractual interest expense related to our 2025 Convertible Notes and 2028 Secured Notes, and the amortization of issuance costs related to our Convertible Notes. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further information.

Other Income (Expense), Net

For the three and six months ended June 30, 2022, other income, net, of $5.1 million and $7.3 million, respectively, were comprised primarily of foreign currency transaction net gains. For the three months ended June 30, 2021, other expense, net, of $0.9 million was comprised primarily of foreign currency transaction net losses. For the six months ended June 30, 2021, other income, net of $0.4 million was comprised primarily of foreign currency transaction net gains.

Provision for (Benefit from) Income Taxes

We recorded a provision for income taxes of $88.1 million on a pretax loss of $1.105 billion for the six months ended June 30, 2022 and a benefit from income taxes of $194.5 million on a pretax loss of $603.8 million for the six months ended June 30, 2021. Our provision for income taxes increased from the same period in the prior year primarily due to an increase in the valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the decrease in the market value of bitcoin as of June 30, 2022.

As of June 30, 2022, we had a valuation allowance of $391.3 million primarily related to our deferred tax asset related to the impairment on our bitcoin holdings that, in our present estimation, more likely than not will not be realized. If the market value of bitcoin continues to decline or we are unable to regain profitability in future periods, we may be required to increase further the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. To the extent the market value of bitcoin rises we may decrease the valuation allowance against our deferred tax asset. We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2022	2021	2021
Current:
Deferred product licenses revenue	$754	$993	$544
Deferred subscription services revenue	40,295	35,589	25,916
Deferred product support revenue	143,524	166,477	150,963
Deferred other services revenue	3,525	6,801	5,395
Total current deferred revenue and advance payments	$188,098	$209,860	$182,818
Non-current:
Deferred product licenses revenue	$0	$68	$76
Deferred subscription services revenue	2,639	1,064	712
Deferred product support revenue	5,272	6,203	5,920
Deferred other services revenue	586	754	554
Total non-current deferred revenue and advance payments	$8,497	$8,089	$7,262
Total current and non-current:
Deferred product licenses revenue	$754	$1,061	$620
Deferred subscription services revenue	42,934	36,653	26,628
Deferred product support revenue	148,796	172,680	156,883
Deferred other services revenue	4,111	7,555	5,949
Total current and non-current deferred revenue and advance payments	$196,595	$217,949	$190,080

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below.  Total deferred revenue and advance payments decreased $21.4 million as of June 30, 2022, as compared to December 31, 2021, primarily due to the timing of product support renewals and an increase in conversions from on-premises to subscription services and revenue recognized on previously deferred other services, partially offset by an increase in deferred revenue from new subscription services contracts. Total deferred revenue and advance payments increased $6.5 million as of June 30, 2022, as compared to June 30, 2021, primarily due to an increase in deferred revenue from new subscription services contracts, partially offset by an increase in conversion from on-premises to subscription services and revenue recognized on previously deferred other services. Included in our international deferred revenue balances at June 30, 2022 are $6.7 million and $10.2 million unfavorable foreign currency impacts from the general strengthening of the U.S. dollar compared to December 31, 2021 and June 30, 2021, respectively.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of June 30, 2022, we had an aggregate transaction price of $273.9 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. We expect to recognize approximately $207.3 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

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

As of June 30, 2022 and December 31, 2021, the amount of cash and cash equivalents held by our U.S. entities was $20.9 million and $13.1 million, respectively, and by our non-U.S. entities was $48.5 million and $50.3 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $57.5 million during 2021 and $21.1 million during the six months ended June 30, 2022.

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

The above items are explained in further detail in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in the Notes to the Consolidated Financial Statements included therein. There have been no changes to our material contractual obligations and cash requirements since December 31, 2021, except for the issuance of the 2025 Secured Term Loan and other long-term secured debt, as described in Note 4, Long-term Debt, to the Consolidated Financial Statements.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt. We have principal due upon maturity of our long-term debt instruments in the aggregate of $2.413 billion in addition to $2.4 million in coupon interest due each semi-annual period for the 2025 Convertible Notes, $15.3 million in coupon interest due each semi-annual period for the 2028 Secured Notes, an estimated $0.8 million due monthly in variable coupon interest for the 2025 Secured Term Loan (based on the interest rate in effect at June 30, 2022), and $0.1 million due monthly in principal and interest related to our other long-term secured debt. We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. If cash and cash equivalents generated by future operating activities are not sufficient to enable us to satisfy these obligations, we may seek to generate cash and cash equivalents from other sources. The sources could include the sale of bitcoins, additional borrowings collateralized by our bitcoins, as well as the issuance and sale of shares of our class A common stock. Furthermore, if certain conditions are met, we may have the right to elect to settle the Convertible Notes upon a conversion of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

As of June 30, 2022, we held approximately 129,699 bitcoins, of which approximately 85,059 are unencumbered. We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network.  During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all.  As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.  In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended June 30,		%
	2022	2021	Change
Net cash provided by operating activities	$22,863	$76,675	-70.2%
Net cash used in investing activities	$(227,019)	$(1,616,948)	-86.0%
Net cash provided by financing activities	$218,487	$1,538,087	-85.8%

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses and product support, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, income taxes, and interest expense related to our long-term debt arrangements. Non-cash items to further reconcile net loss to net cash provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, credit losses and sales allowances, deferred taxes, share-based compensation expense, digital asset impairment losses, and amortization of debt issuance costs on our long-term debt.

Net cash provided by operating activities decreased $53.8 million for the six months ended June 30, 2022, as compared to the same period in the prior year, due to a $783.7 million increase in net loss and a $23.7 million decrease from changes in operating assets and liabilities, partially offset by a $753.6 million increase from changes in non-cash items.

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets and expenditures on property and equipment. Net cash used in investing activities decreased $1.390 billion for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to a $1.390 billion decrease in purchases of bitcoins. During the six months ended June 30, 2022, we purchased bitcoin using $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan and excess cash. During the six months ended June 30, 2021, we purchased bitcoin using the net proceeds from the issuance of our 2027 Convertible Notes and 2028 Secured Notes, and excess cash.

Net cash provided by financing activities.  The changes in net cash provided by (used in) financing activities primarily relate to the issuance of our long-term debt, the exercise of stock options under the 2013 Equity Plan, the sales of class A common stock under the 2021 ESPP, and the payment of withholding tax on vesting of restricted stock units. Net cash provided by financing activities decreased $1.320 billion for the six months ended June 30, 2022, as compared to the same period in the prior year, primarily due to $1.050 billion in gross proceeds from our 2027 Convertible Notes during the six months ended June 30, 2021, $500.0 million in gross proceeds from our 2028 Secured Notes during the six months ended June 30, 2021, a $23.4 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan, and $0.5 million of withholding tax paid on vesting of restricted stock units during the six months ended June 30, 2022, partially offset by $204.7 million in gross proceeds, net of lender fees, from our 2025 Secured Term Loan during the six months ended June 30, 2022, $24.7 million in issuance costs paid for our Convertible Notes during the six months ended June 30, 2021, $11.3 million in issuance costs paid for our 2028 Secured Notes during the six months ended June 30, 2021, $11.1 million in gross proceeds from other long-term secured debt during the six months ended June 30, 2022, and $2.8 million in proceeds from the sales of class A common stock under the 2021 ESPP in the six months ended June 30, 2022.

Long-term Debt

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes and in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes. We used the net proceeds from the issuance of the Convertible Notes to acquire bitcoin.  The terms of the Convertible Notes are discussed more fully in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For the three and six months ended June 30, 2022, we paid $2.4 million in interest to holders of the 2025 Convertible Notes. For the three and six months ended June 30, 2021, we paid $2.5 million in interest to holders of the 2025 Convertible Notes. The 2027 Convertible Notes do not bear regular interest and we have not paid any special interest to holders of the 2027 Convertible Notes to date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. As of June 30, 2022, approximately 14,589 of the bitcoins held by the Company serve as part of the collateral for the 2028 Secured Notes. The terms of the 2028 Secured Notes are discussed more fully in Note 4, Long-term Debt to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For the three and six months ended June 30, 2022, we paid $15.3 million in interest to holders of the 2028 Secured Notes. For the three and six months ended June 30, 2021, we did not pay any interest to holders of the 2028 Secured Notes.

In March 2022, MacroStrategy, our wholly-owned subsidiary, entered into a Credit and Security Agreement with Silvergate Bank, pursuant to which Silvergate Bank issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. We used $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan to acquire bitcoin, used $5.0 million of the net proceeds to establish the Reserve Account which serves as collateral for the 2025 Secured Term Loan, and expect to use the remaining net proceeds to pay fees, interest, and expenses related to the 2025 Secured Term Loan or for general corporate purposes. As of June 30, 2022, approximately 30,051 of the bitcoins held by MacroStrategy serve as part of the collateral for the 2025 Secured Term Loan, which amount includes 10,585 bitcoins that in June 2022, as the price of bitcoin declined causing the LTV Ratio to increase, MacroStrategy deposited into the Bitcoin Collateral Account to help ensure that the LTV Ratio remained below the Maximum LTV Ratio. Subject to certain conditions described in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report, MacroStrategy can withdraw excess collateral held in the Bitcoin Collateral Account. The terms of the 2025 Secured Term Loan are discussed more fully in Note 4, Long-term Debt, to the Consolidated Financial Statements. For the three and six months ended June 30, 2022, we paid $1.6 million in interest to Silvergate.

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both market price changes in bitcoin and foreign currency fluctuations.

Market Price Risk of Bitcoin.  We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of June 30, 2022, we held approximately 129,699 bitcoins. The carrying value of our bitcoins as of June 30, 2022 was $1.988 billion, which reflects cumulative impairments of $1.989 billion, on our Consolidated Balance Sheet.  We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition.  Impairment losses cannot be recovered for any subsequent increase in fair value.  For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from $17,567.45 to $48,240.00 during the six months ended June 30, 2022, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition.  Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the six months ended June 30, 2022, we incurred an impairment loss of $1.088 billion on our bitcoin.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 38.5% and 45.1% of our total revenues for the three months ended June 30, 2022 and 2021, respectively, and 40.6% and 44.0% of our total revenues for the six months ended June 30, 2022 and 2021, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of June 30, 2022 and December 31, 2021, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 3.7% and 4.0%, respectively. If average exchange rates during the six months ended June 30, 2022 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2022 would have decreased by 3.6%.  During the six months ended June 30, 2022, our revenues were lower by 3.5% as a result of a 7.8% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal control over financial reporting to minimize the impact on the design and operating effectiveness of such internal control. We have not experienced any material impact on our internal control over financial reporting despite the fact that many of our employees are working remotely as a result of the COVID-19 pandemic.

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

We may not be able to regain or increase profitability in the future

We generated a net loss for the six months ended June 30, 2022, primarily due to digital asset impairment losses, and we may not be able to regain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2022, we had $243.4 million of deferred tax assets, which reflects a $391.3 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. If the market value of bitcoin continues to decline, we may be required to increase further the valuation allowance against the deferred tax asset. Additionally, if we are unable to regain or increase profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Risks Related to Our Bitcoin Acquisition Strategy and Holdings

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin

Bitcoin is a highly volatile asset that has traded below $20,000 per bitcoin and above $65,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Quarterly Report. During the six months ended June 30, 2022, the significant decrease in the trading price of bitcoin significantly reduced the value of the bitcoin we hold.  Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales or implementing strategies that we may consider to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to counterparties.  As of the date of this Quarterly Report on Form 10-Q, we have not implemented any such revenue generating strategies. If we continue to increase our overall holdings of bitcoin in the future, our bitcoin holdings will have a greater impact on our financial results and the market price of our Class A common stock. See “Risks Related to Our Bitcoin Acquisition Strategy and Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

We are continually examining the risks and rewards of our bitcoin acquisition strategy.  This strategy has not been tested over time or under various market conditions.  For example, although we believe bitcoin can serve as a hedge against inflation in the long term, the short term price of bitcoin can be volatile or decline even as the inflation rate may increase.  Some investors and other market participants may disagree with our bitcoin acquisition strategy or actions we undertake to implement it.  If bitcoin prices continue to fall or our bitcoin acquisition strategy otherwise proves unsuccessful, it would adversely impact our financial condition, results of operations, and the market price of our class A common stock.

All of the bitcoin we own is held in custody accounts at institutional grade digital asset custodians. We believe that existing law and the terms and conditions of our contractual arrangements with our custodians would not result in the bitcoin held by our custodians being considered part of the custodian’s bankruptcy estate were the custodian to file for bankruptcy.  However, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts and, if our custodially-held bitcoin were, in the event of a bankruptcy of any of our custodians, nevertheless considered to be the property of a bankruptcy estate, the bitcoin custodially-held on our behalf could be subject to bankruptcy proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin.  Any such outcome could have a material adverse effect on our financial condition and the market price of our class A common stock.

While our bitcoin is currently owned directly by us or our wholly owned subsidiaries, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin indirectly, the accounting treatment for our bitcoin, as well as our ability to use our bitcoin as collateral for additional borrowings, may correspondingly change. A change in the accounting treatment of our bitcoin holdings could have a material impact on our results of operations in future periods and could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, which in turn could have a material adverse effect on our financial results and the market price of our class A common stock.

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our class A common stock

Fluctuations in the price of bitcoin have in the past and are likely to continue to influence our financial results and the market price of our class A common stock. Our financial results and the market price of our class A common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially, including as a result of:

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

•

competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

•

due to the correlation between the prices of bitcoin and other digital assets, a decrease in the price of other digital assets, including as a result of a crash in one or more digital assets or platforms, such as the May 2022 crash of the stablecoin Terra USD or widespread defaults on digital asset exchanges, trading venues or lending platforms, such as the crash and subsequent filing for bankruptcy protection of the digital asset lending platform Celsius Network;

•	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;
•

interruptions in service or failures of the principal markets for bitcoin, for example the announcement by the digital asset lending firm Celsius Network that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection;

•

the bankruptcy, liquidation, or market concerns about the financial viability, of one or more digital asset custodians, trading venues, lending platforms, or investment funds, such as the digital asset lending platforms, Celsius Network and Voyager Digital Holdings, filing for bankruptcy protection in 2022, and the ordered liquidation of the digital asset investment fund, Three Arrows Capital, in 2022;

•	regulatory actions that adversely affect the price, ownership, transferability, or public perception of bitcoin, or that adversely affect the operations of digital asset custodians or trading venues;
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
•

developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography being used by bitcoin becoming insecure or ineffective; and

•

national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict.

In addition, bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. The application of securities laws and other laws and regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own bitcoin.  For example, on March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. On April 4, 2022, SEC Chairman Gary Gensler announced that he has asked SEC staff to work (i) to register and regulate digital asset platforms like securities exchanges; (ii) with the Commodities Futures Trading Commission on how to jointly address digital asset platforms that trade both securities and non-securities; (iii) on segregating out digital asset platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market making functions of digital asset platforms, if appropriate.  Similarly, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets. In the European Union, in June 2022, the EU Parliament and the Council of the EU agreed to advance the draft Markets in Crypto Assets regulation, which contains provisions which may regulate the use of digital assets, like bitcoin. In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. In India, it has been reported that the Ministry of Corporate Affairs has circulated draft legislation that would prohibit mining, holding, selling, trading, or using cryptocurrencies in the country. Moreover, the risks of engaging in a bitcoin acquisition strategy are relatively novel and have created, and may create further, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as the unavailability on acceptable terms, or increased cost, of director and officer liability insurance.

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

At June 30, 2022, we carried $1.988 billion of digital assets on our balance sheet, consisting of approximately 129,699 bitcoins and reflecting $1.989 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $69.4 million in cash and cash equivalents, compared to a carrying value of $2.051 billion of digital assets, consisting of approximately 105,085 bitcoins, and $56.4 million in cash and cash equivalents at June 30, 2021. Digital asset impairment losses of $1.088 billion incurred during the six months ended June 30, 2022 represented 85.1% of our operating expenses, contributing to our net loss of $1.193 billion for the six months ended June 30, 2022, compared to $618.9 million in digital asset impairment losses in the six months ended June 30, 2021 representing 77.4% of our operating expenses and contributing to our net loss of $409.4 million for the six months ended June 30, 2021.

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

Another reason for the substantial premium to NAV historically exhibited by the trading prices of shares of some bitcoin investment vehicles is that such vehicles operate in a manner similar to closed-end investment funds as opposed to exchange-traded funds (“ETFs”) and therefore do not continuously offer to create and redeem their shares at NAV in exchange for bitcoin. Although several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV, the SEC has generally declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. Most recently, in June 2022 the SEC denied proposals from NYSE Arca, Inc. to convert Grayscale Bitcoin Trust into a spot bitcoin ETF and to list and trade shares of the Bitwise Bitcoin ETF. However, in October 2021, the SEC permitted the listing of the ProShares Bitcoin Strategy ETF (the “ProShares ETF”), an ETF that invests primarily in bitcoin futures contracts. Although this ETF allows investors to obtain managed exposure to bitcoin futures contracts, it does not invest directly in bitcoin. As a result, it is unclear as to whether or to what extent the existence of this ETF or other ETFs that invest in bitcoin futures contracts that may be listed in the future will have on any premium over the value of our bitcoin holdings that may be included in the value of our class A common stock. Shortly after the listing of the ProShares ETF, the SEC permitted the listing of the Valkyrie Bitcoin Strategy ETF (the “Valkyrie ETF”) and VanEck Bitcoin Strategy ETF (“VanEck ETF”), additional ETFs that invest primarily in bitcoin futures contracts. Other ETFs containing an asset mix consisting of bitcoin futures contracts and equities of publicly traded companies that have exposure to bitcoin or blockchain technology have also been introduced.

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

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions recently imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

We may consider issuing debt or other financial instruments that may be collateralized by our bitcoin holdings and may consider strategies to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to counterparties. To the extent that we enter into bitcoin-related transactions beyond simply acquiring and holding bitcoin, such transactions may subject us to additional regulatory compliance requirements, including federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin have in the past and may take further actions that may have an adverse effect on our business or the market price of our class A common stock. For example, an affiliate of HSBC Holdings has prohibited customers of its HSBC InvestDirect retail investment platform from buying shares of our class A common stock after determining that the value of our stock is related to the performance of bitcoin, indicating that it did not want to facilitate exposure to virtual currencies.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues experience fraud, security failures or operational problems.

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

Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in bitcoin and result in greater volatility in the prices of bitcoin. To the extent investors view our class A common stock as linked to the value of our bitcoin holdings, these potential consequences of a bitcoin trading venue’s failure could have a material adverse effect on the market price of our class A common stock.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of August 1, 2022, we held approximately 129,699 bitcoins that were acquired at an aggregate purchase price of $3.977 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. The price of bitcoin has recently experienced a significant decline, and this has had, and any further significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our business

As a result of our bitcoin acquisition strategy, the majority of our assets are concentrated in our bitcoin holdings. Accordingly, a significant decrease in the market price of bitcoin may have a material adverse effect on our financial condition.  As of the date of this Quarterly Report on Form 10-Q, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s cryptocurrencies backed by central banks (“CBDC”) project was made available to consumers in January 2022, and governments including the United States and the European Union have been discussing the potential creation of new digital currencies. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the value of bitcoin could decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents

In September 2020, we adopted bitcoin as our primary treasury reserve asset. Historically, the bitcoin markets have been characterized by more price volatility, less liquidity, and lower trading volumes compared to sovereign currencies markets, as well as relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at reasonable prices or at all. For example, although the Coinbase exchange (our principal market for bitcoin) has, to date, not been impacted, a number of bitcoin trading venues recently have temporarily halted deposits and withdrawals. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Additionally, during times of market instability, including in particular at times when the price of bitcoin has materially declined, we may be unable to enter into term loans or other financings collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings.  If we are unable to sell our bitcoin, enter into additional financings using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange (our principal market for bitcoin), although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in January 2022, hackers exploited weaknesses in the security architecture of the digital asset exchange Crypto.com and stole over $30 million in digital assets, including bitcoin, from the accounts of 483 customers, although the flaw was subsequently fixed and Crypto.com reimbursed affected customers. Nonetheless, a successful security breach or cyberattack could result in:

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

The loss or destruction of a private key required to access our bitcoin may be irreversible. If we are unable to access our private keys or if we experience a cyberattack or other data loss relating to our bitcoin, our financial condition and results of operations could be materially adversely affected

Bitcoin is controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoin is held. While the bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent our private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. In light of the significant amount of bitcoin we hold, we are continuing to seek a greater degree of diversification in the use of custodial services as the extent of potential risk of loss is dependent, in part, on the degree of diversification. As of June 30, 2022, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, as noted above, the use of custodians to hold our bitcoin exposes us to the risk that the bitcoin custodially-held on our behalf could be subject to bankruptcy proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin.  Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to service our indebtedness

As a result of our bitcoin acquisition strategy and our Treasury Reserve Policy, the majority of our assets are concentrated in our bitcoin holdings. The concentration of our assets in bitcoin limits our ability to mitigate risk that could otherwise be achieved by purchasing a more diversified portfolio of treasury assets. Accordingly, the recent decline in the market price of bitcoin has significantly reduced the market value of our bitcoin holdings and any further decline in the market price of bitcoin will cause our bitcoin holdings to experience a decline, which, if significant, could have a material adverse effect on our financial condition. Any material adverse effect on our financial condition caused by a significant decline in the market value of our bitcoin holdings may create liquidity and credit risks for our business operations, as we would have limited means to obtain cash beyond the revenues generated by our enterprise analytics software business. To the extent that the cash generated by our enterprise analytics software business is insufficient to satisfy our debt service obligations, and to the extent that the liquidation of our bitcoin holdings would be insufficient to satisfy our debt service obligations, we may be unable to make scheduled payments on our current or future indebtedness, which could cause us to default on our debt obligations. Any default on our current or future indebtedness may have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” for additional details about the risks which may impact us if we are unable to service our indebtedness.

Risks Related to Our Enterprise Analytics Software Business Strategy

We depend on revenue from a single software platform and related services as well as revenue from our installed customer base

Our revenue is derived from sales of our analytics software platform and related services. Although demand for analytics software has continued to grow, the market for analytics offerings continues to evolve.  Resistance from consumer and privacy groups to commercial collection, use, and sharing of personal data has grown in recent years and our customers, potential customers, or the general public may perceive that use of our analytics software could violate individual privacy rights.  In addition, increasing government restrictions on the collection, use, and transfer of personal data could impair the further growth of the market for analytics software, especially in foreign markets. Because we depend on revenue from a single software platform and related services, our business could be harmed by a decline in demand for, or in the adoption or prices of, our platform and related services as a result of, among other factors, any change in our pricing or packaging model, increased competition, maturation in the markets for our platform, or other risks described in this Quarterly Report. In addition, the adoption of our bitcoin acquisition strategy and the recent increase in our indebtedness has caused and may in the future cause certain of our existing or prospective customers to form negative perceptions regarding our corporate risk profile or our financial viability as a commercial counterparty, and such negative perceptions could negatively impact sales of our analytics software platform and related services to current or prospective customers. Such risks can also be exacerbated if the price of bitcoin declines.  We also depend on our installed customer base for a substantial portion of our revenue. If our existing customers cancel or fail to renew their service contracts or fail to make additional purchases from us for any reason, including due to the risks inherent in our bitcoin acquisition strategy, our revenue could decrease and our operating results could be materially adversely affected.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings.  For the six months ended June 30, 2022, transactions by channel partners for which we recognized revenue accounted for 25.9% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships.  Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings.  If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $196.6 million as of June 30, 2022.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $77.3 million of other remaining performance obligations as of June 30, 2022, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet.  As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the six months ended June 30, 2022, our top three product licenses transactions with recognized revenue totaled $8.6 million, or 23.4% of total product licenses revenues, compared to $8.9 million, or 20.6% of total product licenses revenues, for the six months ended June 30, 2021.

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

Although our total revenues for the six months ended June 30, 2022 were not materially impacted by COVID-19, our revenues may be negatively impacted in future periods until the effects of the pandemic and the efforts to address it have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

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

Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population and develop effective treatments. Although we continue to actively monitor the situation and may take further actions as may be required or recommended by government authorities or as more information and public health guidance become available, we may not be able to immediately respond to, meet or enforce all required or recommended health and safety measures or other government requirements or recommendations in all of our locations, and the full extent to which COVID-19 impacts our business and operating results will depend on future developments, including the duration, spread, severity, and potential recurrence of the COVID-19 pandemic, impact on our customers and our sales cycles, our ability to generate new business leads, impact on our customer, employee, and industry events, and effect on our vendors, all of which are highly uncertain and cannot be predicted.

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

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 38.5% and 45.1% of our total revenues for the three months ended June 30, 2022 and 2021, respectively, and 40.6% and 44.0% of our total revenues for the six months ended June 30, 2022 and 2021, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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

Disruptions to trade, weakening of economic conditions, economic and legal uncertainties, or changes in currency rates may adversely affect our business, financial condition, operating results, and cash flows. For example, we may face heightened risks in connection with our international operations as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”  The future effects of Brexit are uncertain and will depend on the implementation of the Trade and Cooperation Agreement between the United Kingdom and the European Union and any other future agreements the United Kingdom may make to retain access to European Union markets.  Brexit could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the European Union. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Recently, the United States has put in place higher tariffs and other trade restrictions and signaled that it may additionally alter trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened or put into place retaliatory tariffs of their own. These tariffs and any further escalation of protectionist trade measures could adversely affect the markets in which we sell our offerings and, in turn, our business, financial condition, operating results, and cash flows.  While the Biden administration has indicated that it may pursue temporary repeals of such measures, it is unclear whether and to what extent such measures will be reversed in the future or whether the Biden administration will make additional changes to U.S. trade policy that may result in further impacts on our business.

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

Moreover, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions. Our failure to comply with these laws and regulations has exposed, and may in the future expose, us to fines and penalties. These laws and regulations include anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, local laws prohibiting corrupt payments to government officials, and local laws relating to procurement, contracting, and antitrust. These laws and regulations also include import and export requirements and economic and trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce based on U.S. foreign policy and national security goals against targeted foreign states, organizations, and individuals.  Although we have implemented policies and procedures designed to help ensure compliance with these laws, our employees, channel partners, and other persons with whom we do business may take actions in violation of our policies or these laws. For example, following an internal review initiated in 2018, we believe our Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities. Any violation of these laws could subject us to civil or administrative penalties, including substantial fines, prohibitions, or other limitations on our ability to sell our offerings to one or more countries, and could also materially damage our reputation and our brand.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of Michael J. Saylor, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel.  Competition for qualified employees in the technology industry has historically been high, and may be further amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers, including restrictions imposed in response to the COVID-19 pandemic. We may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of Michael J. Saylor, our current Chairman of the Board of Directors & Chief Executive Officer.  On August 2, 2022, we announced that Mr. Saylor will transition to the new role of Executive Chairman, effective as of August 8, 2022.  If we lose the services of Mr. Saylor, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

These risks will increase as we continue to grow the number and scale of our cloud subscriptions and process, store, and transmit increasingly large amounts of our customers’, prospects’, vendors’, channel partners’, and our own data.  In particular, in connection with the COVID-19 pandemic, there has been an increase in cyberattacks and other malicious activities as remote working conditions have led businesses to increasingly rely on virtual environments and communication systems.

Our having entered into indemnification agreements with Michael J. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, to supplement our conventional director and officer liability insurance provided by third-party insurance carriers could negatively affect our business and the market price of our class A common stock

Due to market trends toward higher premiums and the novelty of our bitcoin acquisition strategy, we have been unable to obtain our desired coverage level for director and officer liability insurance on acceptable terms, and in lieu of such insurance from June 2021 through June 2022, and as a supplement to commercial carrier coverage we were able to obtain beginning in June 2022, we have entered into indemnification agreements with Michael J. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, pursuant to which Mr. Saylor has agreed to personally indemnify our directors and officers with respect to claims and expenses substantially similar to those typically covered under conventional director and officer insurance policies, for which we agreed to pay Mr. Saylor applicable fees. Our having entered into such indemnification agreements with Mr. Saylor could have adverse effects on our business, including making it more difficult to attract and retain qualified directors and officers due to the unconventional nature of the arrangement and potential concerns that the indemnification arrangement might not provide the same level of protection that might otherwise be provided by coverage obtained entirely through conventional director and officer insurance. In addition, our indemnity arrangements with Mr. Saylor may result in some investors perceiving that our independent directors are not sufficiently independent from Mr. Saylor due to their entitlement to personal indemnification from him, which may have an adverse effect on the market price of our class A common stock.

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $275.74 as of August 1, 2022. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of July 26, 2022, holders of our class B common stock owned 1,964,025 shares of class B common stock, or 67.8% of the total voting power. As of July 26, 2022, Mr. Saylor, our Chairman of the Board of Directors & Chief Executive Officer, beneficially owned 1,961,668 shares of class B common stock, or 67.7% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

In light of our status as a controlled company, our Board of Directors has determined not to establish an independent nominating committee or have its independent directors exercise the nominating function and has elected instead to have the Board of Directors be directly responsible for nominating members of the Board.  A majority of our Board of Directors is currently comprised of independent directors, and our Board of Directors has established a Compensation Committee comprised entirely of independent directors. On August 2, 2022, we announced that Mr. Saylor will transition to the new role of Executive Chairman and Mr. Le was appointed Chief Executive officer, each effective as of August 8, 2022.  The Compensation Committee determines the compensation of our Chief Executive Officer and will also determine the compensation of our Executive Chairman.  However, our Board of Directors has authorized our Chief Executive Officer to determine the compensation of executive officers other than himself and the Executive Chairman, except that certain performance-based executive officer compensation is determined by the Compensation Committee.  Awards made to directors and officers subject to Section 16 of the Exchange Act under the 2013 Equity Plan are also approved by the Compensation Committee.  Additionally, while our Compensation Committee is empowered with the authority to retain and terminate outside counsel, compensation consultants, and other experts or consultants, it is not required to assess their independence.

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of June 30, 2022, we had $1.7 billion aggregate principal amount of indebtedness under the Convertible Notes, $500.0 million aggregate principal amount of indebtedness under the 2028 Secured Notes, $205.0 million of outstanding borrowings under the 2025 Secured Term Loan, and $11.1 million of other long-term indebtedness.

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

Our MacroStrategy subsidiary has no independent operations other than holding bitcoin and financing activities and will depend on cash contributions from us and/or sales of bitcoin to meet its obligations under the Credit and Security Agreement under which the 2025 Secured Term Loan was issued

Our MacroStrategy subsidiary primarily holds bitcoin, a $5.0 million cash reserve account held as collateral for the 2025 Secured Term Loan, and certain cash proceeds retained from the 2025 Secured Term Loan. As of June 30, 2022, MacroStrategy had no operations other than purchasing and holding bitcoin and those related to the administration and repayment of the loan principal outstanding and interest due under the Credit and Security Agreement. MacroStrategy’s principal sources of funds to make payments pursuant to the Credit and Security Agreement are capital contributions, loans or other cash payments from us, which may be restricted by the covenants governing the 2028 Secured Notes, and sales of bitcoin, which in turn may be restricted due to the requirement in the Credit and Security Agreement requiring MacroStrategy to maintain the LTV Ratio at or below 50%.  Accordingly, MacroStrategy may not have sufficient funds available to pay amounts due under the Credit and Security Agreement when they become due, and MacroStrategy and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

MacroStrategy has contributed and may in the future be required to contribute additional bitcoin to the collateral package securing the Credit and Security Agreement or repay certain amounts outstanding thereunder prior to its stated maturity date, if the value of bitcoin declines

The Credit and Security Agreement has a stated maturity date of March 23, 2025, but includes a requirement that MacroStrategy maintain a LTV Ratio of 50% or less, which amounts to at least $410.0 million worth of bitcoin being required to be held in the account securing the borrowings under the Credit and Security Agreement based on the loan principal outstanding as of June 30, 2022. If the price of bitcoin drops such that the LTV Ratio exceeds the Maximum LTV Ratio of 50%, MacroStrategy is required to either deposit additional bitcoin into such account or prepay a portion of the outstanding borrowings under the Credit and Security Agreement such that the LTV Ratio is reduced to 25% or less (or 35% or less, provided that in such case the interest rate on the outstanding borrowings will be increased by 25 basis points until such time as the LTV Ratio is reduced to 25% or less).  In June 2022, as the price of bitcoin declined causing the LTV Ratio to increase, MacroStrategy deposited 10,585 additional bitcoins into the account securing the borrowing under the Credit and Security Agreement to help ensure that the LTV Ratio remained below the Maximum LTV Ratio. If the LTV Ratio exceeds 50% at any time prior to the maturity date of the Credit and Security Agreement, MacroStrategy may be required to repay some of the principal outstanding under the Credit and Security Agreement sooner than such amounts would otherwise be due, MacroStrategy may not have sufficient funds available to pay such amounts at that time or the ability to sell bitcoin to generate additional funds, and MacroStrategy and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

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

We may not have the ability to raise the funds necessary to settle for cash conversions of the Convertible Notes

Upon conversion of the 2025 Convertible Notes or the 2027 Convertible Notes, unless we elect (or have previously irrevocably elected) to deliver solely shares of our class A common stock to settle such conversion of such Convertible Notes (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the applicable Convertible Notes being converted as described in the applicable indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to pay cash with respect to such notes being converted. In addition, our ability to pay cash upon conversions of the Convertible Notes may be limited by law, regulatory authority, the covenants contained in the indenture governing the 2028 Secured Notes, or agreements governing any future indebtedness. Our failure to pay any cash payable on future conversions of the Convertible Notes as required by the respective indentures would constitute a default under the indenture for that series of Convertible Notes and could also lead to a default under the indenture for the other series of Convertible Notes or the 2028 Secured Notes. A default under any indenture could also lead to a default under agreements governing any future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness.

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

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the 2028 Secured Notes and the Convertible Notes, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the 2028 Secured Notes and the Convertible Notes, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the 2028 Secured Notes and the Convertible Notes. Our MacroStrategy LLC subsidiary that holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes and the bitcoin that we acquired from the proceeds of the sale of our class A shares pursuant to open market sales agreements is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs. MacroStrategy LLC holds approximately 115,110 bitcoins that as of June 30, 2022 had a carrying value of $1.731 billion on our Consolidated Balance Sheet, representing 67.4% of our consolidated total assets at such date. As of June 30, 2022, approximately 30,051 bitcoins are pledged as collateral under the Credit and Security Agreement under which the 2025 Secured Term Loan was issued. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six months ended June 30, 2022, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 6, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our Share Repurchase Program.

Item 5. Other Information

Earnings Release

On August 2, 2022, we issued a press release announcing the Company’s financial results for the quarter ended June 30, 2022. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

MicroStrategy Announces Separation of Chairman and CEO Roles

Transition of Chief Executive Officer to the Office of Executive Chairman

On July 28, 2022, the Board of Directors (the “Board”) of MicroStrategy Incorporated (the “Company”) approved Michael J. Saylor’s transition from the position of Chief Executive Officer to the newly created office of Executive Chairman, effective as of August 8, 2022 (the “Transition Date”). In assuming this new role, Mr. Saylor will remain Chairman of the Board and an executive officer of the Company.

Appointment of New Chief Executive Officer

On July 28, 2022, the Board appointed Phong Le as the Company’s Chief Executive Officer, effective as of the Transition Date. In assuming this role, Mr. Le will retain his current position as President of the Company and serve as the Company’s principal executive officer.

For Mr. Le’s biographical information, see the disclosure included under the heading “Executive Officers of the Company” on page 7 of the Company’s definitive proxy statement for the 2022 annual meeting of stockholders filed with the Securities and Exchange Commission on April 14, 2022, which disclosure is incorporated herein by reference.

In connection with his appointment as Chief Executive Officer and effective as of the Transition Date, Mr. Le’s annual base salary will be increased to $1,000,000 and his annual discretionary cash bonus target for 2022 will be increased to $800,000, in each case prorated from the Transition Date. An award pursuant to the foregoing discretionary cash bonus target will be determined by the Compensation Committee based on a subjective evaluation of Mr. Le’s performance in the context of general economic and industry conditions and Company performance during the year. The Company also expects that the Compensation Committee will grant Mr. Le an option to purchase 60,000 shares of class A common stock under the Company’s 2013 Stock Incentive Plan.

Election of Director

On July 28, 2022, the Board elected Mr. Le to serve as a member of the Board, effective as of the Transition Date. Mr. Le has not been appointed to serve on any committee of the Board and will not receive any compensation for his service as a member of the Board.

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

10.1†	Form of International Restricted Stock Unit Agreement.

10.2†	Form of Argentina Restricted Stock Unit Agreement.

10.3†	Form of China Restricted Stock Unit Agreement.

10.4†	Indemnification Agreement, effective as of June 12, 2022, by and between the registrant and Michael J. Saylor.

10.5†*	Indemnification Agreement (Tail Agreement), effective as of June 24, 2022, by and between the registrant and Michael J. Saylor.

10.6†*	Indemnification Agreement (Excess Agreement), effective as of June 24, 2022, by and between the registrant and Michael J. Saylor.

10.7	Letter Agreement, dated as of July 7, 2022, by and between MacroStrategy LLC, as borrower, and Silvergate Bank, as lender.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated August 2, 2022, regarding the Company’s financial results for the quarter ended June 30, 2022.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSTRATEGY INCORPORATED

By:	/s/ Andrew Kang
Andrew Kang
Senior Executive Vice President & Chief Financial Officer

By:	/s/ Jeanine Montgomery
Jeanine Montgomery
Senior Vice President & Chief Accounting Officer

Date: August 2, 2022