Form 10-Q
period 2022-09-30
MICROSTRATEGY Inc
filed 2022-11-01
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant,: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2022, the registrant had 9,353,694 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,390	$63,356
Restricted cash	6,578	1,078
Accounts receivable, net	109,926	189,280
Prepaid expenses and other current assets	25,399	14,251
Total current assets	202,293	267,965
Digital assets	1,993,032	2,850,210
Property and equipment, net	33,033	36,587
Right-of-use assets	62,902	66,760
Deposits and other assets	20,992	15,820
Deferred tax assets, net	233,034	319,782
Total assets	$2,545,286	$3,557,124
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$36,846	$46,084
Accrued compensation and employee benefits	46,346	54,548
Accrued interest	11,394	1,493
Deferred revenue and advance payments	165,934	209,860
Total current liabilities	260,520	311,985
Long-term debt, net	2,376,935	2,155,151
Deferred revenue and advance payments	8,754	8,089
Operating lease liabilities	69,278	76,608
Other long-term liabilities	30,088	26,224
Deferred tax liabilities	0	109
Total liabilities	2,745,575	2,578,166
Commitments and Contingencies
Stockholders’ (Deficit) Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 18,038 shares issued and 9,354 shares outstanding, and 18,006 shares issued and 9,322 shares outstanding, respectively	18	18
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	1,778,660	1,727,143
Treasury stock, at cost; 8,684 shares	(782,104)	(782,104)
Accumulated other comprehensive loss	(18,179)	(7,543)
(Accumulated deficit) retained earnings	(1,178,686)	41,442
Total stockholders’ (deficit) equity	(200,289)	978,958
Total liabilities and stockholders’ (deficit) equity	$2,545,286	$3,557,124

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Revenues:
Product licenses	$22,286	$25,830
Subscription services	16,414	10,853
Total product licenses and subscription services	38,700	36,683
Product support	66,010	70,387
Other services	20,650	20,924
Total revenues	125,360	127,994
Cost of revenues:
Product licenses	406	383
Subscription services	6,395	4,282
Total product licenses and subscription services	6,801	4,665
Product support	5,224	4,679
Other services	13,360	12,975
Total cost of revenues	25,385	22,319
Gross profit	99,975	105,675
Operating expenses:
Sales and marketing	35,409	38,209
Research and development	30,498	28,211
General and administrative	27,283	23,751
Digital asset impairment losses	727	65,165
Total operating expenses	93,917	155,336
Income (loss) from operations	6,058	(49,661)
Interest expense, net	(14,073)	(10,723)
Other income, net	4,897	1,264
Loss before income taxes	(3,118)	(59,120)
Provision for (benefit from) income taxes	23,961	(22,984)
Net loss	$(27,079)	$(36,136)
Basic loss per share (1)	$(2.39)	$(3.61)
Weighted average shares outstanding used in computing basic loss per share	11,308	9,999
Diluted loss per share (1)	$(2.39)	$(3.61)
Weighted average shares outstanding used in computing diluted loss per share	11,308	9,999

(1)	Basic and fully diluted loss per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Revenues:
Product licenses	$58,928	$69,261
Subscription services	43,276	31,221
Total product licenses and subscription services	102,204	100,482
Product support	199,682	212,063
Other services	64,824	63,702
Total revenues	366,710	376,247
Cost of revenues:
Product licenses	1,314	1,290
Subscription services	17,303	11,720
Total product licenses and subscription services	18,617	13,010
Product support	15,542	14,353
Other services	42,107	40,543
Total cost of revenues	76,266	67,906
Gross profit	290,444	308,341
Operating expenses:
Sales and marketing	105,511	116,728
Research and development	95,811	86,242
General and administrative	82,491	68,397
Digital asset impairment losses	1,088,656	684,034
Total operating expenses	1,372,469	955,401
Loss from operations	(1,082,025)	(647,060)
Interest expense, net	(38,299)	(17,520)
Other income, net	12,242	1,631
Loss before income taxes	(1,108,082)	(662,949)
Provision for (benefit from) income taxes	112,046	(217,446)
Net loss	$(1,220,128)	$(445,503)
Basic loss per share (1)	$(107.99)	$(45.47)
Weighted average shares outstanding used in computing basic loss per share	11,299	9,798
Diluted loss per share (1)	$(107.99)	$(45.47)
Weighted average shares outstanding used in computing diluted loss per share	11,299	9,798

(1)	Basic and fully diluted loss per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Net loss	$(27,079)	$(36,136)
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(4,514)	(1,457)
Total other comprehensive loss	(4,514)	(1,457)
Comprehensive loss	$(31,593)	$(37,593)

	Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Net loss	$(1,220,128)	$(445,503)
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(10,636)	(2,896)
Total other comprehensive loss	(10,636)	(2,896)
Comprehensive loss	$(1,230,764)	$(448,399)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, unaudited)

		Class A		Class B Convertible		Additional			Accumulated Other	(Accumulated Deficit)
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2021	$446,192	16,307	$16	1,964	$2	$655,241	(8,684)	$(782,104)	$(3,885)	$576,922
Net loss	(110,020)	0	0	0	0	0	0	0	0	(110,020)
Other comprehensive loss	(1,836)	0	0	0	0	0	0	0	(1,836)	0
Issuance of class A common stock upon exercise of stock options	23,854	159	0	0	0	23,854	0	0	0	0
Share-based compensation expense	6,848	0	0	0	0	6,848	0	0	0	0
Balance at March 31, 2021	$365,038	16,466	$16	1,964	$2	$685,943	(8,684)	$(782,104)	$(5,721)	$466,902
Net loss	(299,347)	0	0	0	0	0	0	0	0	(299,347)
Other comprehensive income	397	0	0	0	0	0	0	0	397	0
Issuance of class A common stock upon exercise of stock options	244	2	0	0	0	244	0	0	0	0
Share-based compensation expense	11,087	0	0	0	0	11,087	0	0	0	0
Balance at June 30, 2021	$77,419	16,468	$16	1,964	$2	$697,274	(8,684)	$(782,104)	$(5,324)	$167,555
Net loss	(36,136)	0	0	0	0	0	0	0	0	(36,136)
Other comprehensive loss	(1,457)	0	0	0	0	0	0	0	(1,457)	0
Issuance of class A common stock upon exercise of stock options	7,282	50	0	0	0	7,282	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,854	5	0	0	0	2,854	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	399,469	555	1	0	0	399,468	0	0	0	0
Share-based compensation expense	11,883	0	0	0	0	11,883	0	0	0	0
Balance at September 30, 2021	$461,314	17,078	$17	1,964	$2	$1,118,761	(8,684)	$(782,104)	$(6,781)	$131,419
Net loss	(89,977)	0	0	0	0	0	0	0	0	(89,977)
Other comprehensive loss	(762)	0	0	0	0	0	0	0	(762)	0
Issuance of class A common stock upon exercise of stock options	9,271	58	0	0	0	9,271	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(4,754)	11	0	0	0	(4,754)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	590,994	859	1	0	0	590,993	0	0	0	0
Share-based compensation expense	12,872	0	0	0	0	12,872	0	0	0	0
Balance at December 31, 2021	$978,958	18,006	$18	1,964	$2	$1,727,143	(8,684)	$(782,104)	$(7,543)	$41,442
Net loss	(130,751)	0	0	0	0	0	0	0	0	(130,751)
Other comprehensive loss	(2,009)	0	0	0	0	0	0	0	(2,009)	0
Issuance of class A common stock upon exercise of stock options	288	2	0	0	0	288	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,805	7	0	0	0	2,805	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(501)	3	0	0	0	(501)	0	0	0	0
Share-based compensation expense	14,209	0	0	0	0	14,209	0	0	0	0
Balance at March 31, 2022	$862,999	18,018	$18	1,964	$2	$1,743,944	(8,684)	$(782,104)	$(9,552)	$(89,309)
Net loss	(1,062,298)	0	0	0	0	0	0	0	0	(1,062,298)
Other comprehensive loss	(4,113)	0	0	0	0	0	0	0	(4,113)	0
Issuance of class A common stock upon exercise of stock options	423	3	0	0	0	423	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(49)	0	0	0	0	(49)	0	0	0	0
Share-based compensation expense	15,970	0	0	0	0	15,970	0	0	0	0
Balance at June 30, 2022	$(187,068)	18,021	$18	1,964	$2	$1,760,288	(8,684)	$(782,104)	$(13,665)	$(1,151,607)
Net loss	(27,079)	0	0	0	0	0	0	0	0	(27,079)
Other comprehensive loss	(4,514)	0	0	0	0	0	0	0	(4,514)	0
Issuance of class A common stock upon exercise of stock options	621	4	0	0	0	621	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	1,668	9	0	0	0	1,668	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(642)	4	0	0	0	(642)	0	0	0	0
Share-based compensation expense	16,725	0	0	0	0	16,725	0	0	0	0
Balance at September 30, 2022	$(200,289)	18,038	$18	1,964	$2	$1,778,660	(8,684)	$(782,104)	$(18,179)	$(1,178,686)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(1,220,128)	$(445,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,917	8,639
Reduction in carrying amount of right-of-use assets	6,020	6,190
Credit losses and sales allowances	1,189	748
Deferred taxes	90,166	(221,328)
Release of liabilities for unrecognized tax benefits	0	(152)
Share-based compensation expense	46,587	30,973
Digital asset impairment losses	1,088,656	684,034
Amortization of issuance costs on long-term debt	6,490	5,084
Changes in operating assets and liabilities:
Accounts receivable	5,586	10,634
Prepaid expenses and other current assets	(7,837)	(1,693)
Deposits and other assets	(8,314)	(594)
Accounts payable and accrued expenses	(8,880)	(10,788)
Accrued compensation and employee benefits	(13,105)	(1,698)
Accrued interest	9,901	10,182
Deferred revenue and advance payments	25,401	24,385
Operating lease liabilities	(7,390)	(7,714)
Other long-term liabilities	150	(813)
Net cash provided by operating activities	21,409	90,586
Investing activities:
Purchases of digital assets	(231,478)	(2,035,471)
Purchases of property and equipment	(1,851)	(1,882)
Net cash used in investing activities	(233,329)	(2,037,353)
Financing activities:
Proceeds from convertible senior notes	0	1,050,000
Issuance costs paid for convertible senior notes	0	(24,742)
Proceeds from senior secured notes	0	500,000
Issuance costs paid for senior secured notes	0	(12,792)
Proceeds from secured term loan, net of lender fees	204,693	0
Issuance costs paid for secured term loan, excluding lender fees	(107)	0
Proceeds from other long-term secured debt	11,100	0
Issuance costs paid for other long-term secured debt	(214)	0
Repayments of other long-term secured debt	(121)	0
Proceeds from sale of common stock under public offerings	0	403,970
Issuance costs paid related to sale of common stock under public offerings	0	(4,501)
Proceeds from exercise of stock options	1,332	31,380
Proceeds from sales under employee stock purchase plan	4,473	2,854
Payment of withholding tax on vesting of restricted stock units	(1,105)	0
Net cash provided by financing activities	220,051	1,946,169
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(5,597)	(2,037)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,534	(2,635)
Cash, cash equivalents, and restricted cash, beginning of period	64,434	60,759
Cash, cash equivalents, and restricted cash, end of period	$66,968	$58,124

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

In the prior year’s Consolidated Statements of Cash Flows, accrued interest related to the Company’s long-term debt has been reclassified from “Accounts payable and accrued expenses” to “Accrued interest” within operating activities to conform to current year presentation.

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

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	September 30,	December 31,
	2022	2021
Approximate number of bitcoins held	130,000	124,391
Digital assets carrying value	$1,993,032	$2,850,210
Cumulative digital asset impairment losses	$1,989,975	$901,319

The carrying value represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through September 30, 2022 or December 31, 2021, respectively, and not as of September 30, 2022 or December 31, 2021, respectively.

The following table summarizes the Company’s digital asset purchases and digital asset impairment losses (in thousands, except number of bitcoins) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Approximate number of bitcoins purchased	301	8,957	5,609	43,573
Digital asset purchases	$5,978	$419,865	$231,478	$2,035,471
Digital asset impairment losses	$727	$65,165	$1,088,656	$684,034

From time to time, the Company may be extended short-term credits from Coinbase to purchase bitcoin in advance of using cash funds in the Company’s trading account. The trade credits are due and payable in cash within days after they are extended. As of September 30, 2022, the Company had no outstanding trade credits payable. The Company did not sell any of its bitcoins during the three and nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, approximately 14,890 of the bitcoins held by the Company serve as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), as further described in Note 4, Long-term Debt, to the Consolidated Financial Statements and in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, approximately 30,051 of the bitcoins held by the Company serve as part of the collateral for a $205.0 million term loan (the “2025 Secured Term Loan”) issued to MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, by Silvergate Bank (“Silvergate”), as further described in Note 4, Long-term Debt, to the Consolidated Financial Statements.

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

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2022	2021
Billed and billable	$113,031	$192,055
Less: allowance for credit losses	(3,105)	(2,775)
Accounts receivable, net	$109,926	$189,280

Changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2022.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets and presented within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets since the rights to consideration are expected to become unconditional and transfer to accounts receivable within one year.  Contract assets generally consist of accrued sales and usage-based royalty revenue.  In these arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. During the three and nine months ended September 30, 2022 and 2021, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable. Contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $0.7 million and $1.1 million in accrued sales and usage-based royalty revenue as of September 30, 2022 and December 31, 2021, respectively.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2022	2021
Current:
Deferred product licenses revenue	$442	$993
Deferred subscription services revenue	38,272	35,589
Deferred product support revenue	123,203	166,477
Deferred other services revenue	4,017	6,801
Total current deferred revenue and advance payments	$165,934	$209,860

Non-current:
Deferred product licenses revenue	$70	$68
Deferred subscription services revenue	2,943	1,064
Deferred product support revenue	5,172	6,203
Deferred other services revenue	569	754
Total non-current deferred revenue and advance payments	$8,754	$8,089

During the three and nine months ended September 30, 2022, the Company recognized revenues of $42.5 million and $176.3 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2022. During the three and nine months ended September 30, 2021, the Company recognized revenues of $38.9 million and $164.9 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2021. For the three and nine months ended September 30, 2022 and 2021, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within contract balances and are instead included in the following remaining performance obligation disclosure. As of September 30, 2022, the Company had an aggregate transaction price of $255.9 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts.  The Company expects to recognize $190.6 million within the next 12 months and the remainder thereafter.

(4) Long-term Debt

The net carrying value of the Company’s long-term debt (in thousands) consisted of the following, as of:

	September 30, 2022	December 31, 2021
2025 Convertible Notes	$640,133	$637,882
2027 Convertible Notes	1,032,272	1,029,263
2028 Secured Notes	489,152	488,006
2025 Secured Term Loan	204,654	0
Other long-term secured debt	10,724	0
Total	$2,376,935	$2,155,151

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

There have been no adjustments to the initial conversion rates for each of the Convertible Notes as of September 30, 2022. As of September 30, 2022, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Convertible Notes and 2027 Convertible Notes, respectively.

During the nine months ended September 30, 2022, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes during the first quarter of 2022 only. During the nine months ended September 30, 2021, the 2025 Convertible Notes were convertible during the second quarter of 2021 only. During the nine months ended September 30, 2022 and 2021, the 2027 Convertible Notes were not convertible at any time. No conversions of the Convertible Notes occurred during the nine months ended September 30, 2022 or 2021. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods.

As of September 30, 2022 and December 31, 2021, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s convertible debt instruments as of September 30, 2022 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(9,867)	$640,133	$485,141	Level 2
2027 Convertible Notes	1,050,000	(17,728)	1,032,272	480,648	Level 2
Total	$1,700,000	$(27,595)	$1,672,405	$965,789

The following is a summary of the Company’s convertible debt instruments as of December 31, 2021 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(12,118)	$637,882	$1,056,679	Level 2
2027 Convertible Notes	1,050,000	(20,737)	1,029,263	774,375	Level 2
Total	$1,700,000	$(32,855)	$1,667,145	$1,831,054

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended September 30, 2022 and 2021, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$1,218	$753	$1,971	$1,218	$744	$1,962
2027 Convertible Notes	0	1,004	1,004	0	1,000	1,000
Total	$1,218	$1,757	$2,975	$1,218	$1,744	$2,962

For the nine months ended September 30, 2022 and 2021, interest expense related to the Convertible Notes was as follows (in thousands):

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$3,656	$2,251	$5,907	$3,656	$2,224	$5,880
2027 Convertible Notes	0	3,009	3,009	0	2,432	2,432
Total	$3,656	$5,260	$8,916	$3,656	$4,656	$8,312

The Company did not pay any interest expense related to the 2025 Convertible Notes during the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the Company paid $2.4 million and $2.5 million, respectively, in interest related to the 2025 Convertible Notes. The Company has not paid any special interest expense related to the 2027 Convertible Notes to date.

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

The 2028 Secured Notes include a springing maturity feature that will cause the stated maturity date to spring ahead to: (1) September 15, 2025 (the “First Springing Maturity Date”), unless on the First Springing Maturity Date (i) the Company has liquidity (as defined in the 2028 Secured Notes Indenture) in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2025 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2025 Convertible Notes remains outstanding, (2) November 16, 2026 (the “Second Springing Maturity Date”), unless on the Second Springing Maturity Date (i) the Company has liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2027 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2027 Convertible Notes remains outstanding, or (3) the date (such date, an “FCCR Springing Maturity Date”) that is 91 days prior to the maturity date of any FCCR Convertible Indebtedness (as defined in the indenture for the 2028 Secured Notes), unless on the FCCR Springing Maturity Date (i) the Company has liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on such FCCR Convertible Indebtedness or (ii) less than $100,000,000 of the aggregate principal amount of such FCCR Convertible Indebtedness remains outstanding.

The terms of the 2028 Secured Notes are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The 2028 Secured Notes are governed by an indenture containing certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates.  The Company was in compliance with its debt covenants as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2028 Secured Notes as of September 30, 2022 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(10,848)	$489,152	$413,295	Level 2

The following is a summary of the 2028 Secured Notes as of December 31, 2021 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(11,994)	$488,006	$502,530	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended September 30, 2022 and 2021, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,657	$388	$8,045	$7,656	$363	$8,019

For the nine months ended September 30, 2022 and 2021, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$22,969	$1,146	$24,115	$9,017	$428	$9,445

The Company did not pay any interest expense related to the 2028 Secured Notes during the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022, the Company paid $15.3 million in interest expense related to the 2028 Secured Notes. The Company did not pay any interest expense related to the 2028 Secured Notes during the nine months ended September 30, 2021.

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

Under the terms of the Credit and Security Agreement, the 2025 Secured Term Loan proceeds may be used (i) by MacroStrategy to purchase bitcoins, (ii) by MacroStrategy to pay fees, interest, and expenses related to the 2025 Secured Term Loan transaction, or (iii) for MacroStrategy’s or the Company’s general corporate purposes. The 2025 Secured Term Loan may be prepaid at any time, subject to a prepayment premium of 0.50% or 0.25% of the principal balance being prepaid, if such prepayment is made during the first year or second year, respectively, of the 2025 Secured Term Loan.  There is no premium or penalty for prepayments made after March 23, 2024.

In accordance with the terms of the Credit and Security Agreement, the 2025 Secured Term Loan was collateralized at closing by bitcoin with a value of approximately $820.0 million placed in a collateral account (the “Bitcoin Collateral Account”) with a custodian mutually authorized by Silvergate and MacroStrategy. While the 2025 Secured Term Loan is outstanding, MacroStrategy is required to maintain a loan to collateral value ratio (“LTV Ratio”) of less than 50% (the “Maximum LTV Ratio”). As a result, MacroStrategy is required to maintain more than $410.0 million of bitcoin in the Bitcoin Collateral Account, assuming the full $205.0 million of 2025 Secured Term Loan principal remains outstanding. If the price of bitcoin drops such that the LTV Ratio equals or exceeds the Maximum LTV Ratio, MacroStrategy will be required to either deposit additional bitcoin in the Bitcoin Collateral Account or prepay a portion of the 2025 Secured Term Loan such that the LTV Ratio is reduced to 25% or less (or 35% or less, provided that in such case the interest rate on the 2025 Secured Term Loan will be increased by 25 basis points until such time as the LTV Ratio is reduced to 25% or less). In June 2022, as the price of bitcoin declined causing the LTV Ratio to increase, MacroStrategy deposited 10,585 additional bitcoins into the Bitcoin Collateral Account to help ensure that the LTV Ratio remained below the Maximum LTV Ratio. If at any time the LTV Ratio is less than 25% as a result of excess collateral in the Bitcoin Collateral Account, MacroStrategy is entitled to a return of such excess collateral so long as the LTV Ratio would not exceed 25% after giving effect to such return.

Separate and apart from the requirements associated with the LTV Ratio, MacroStrategy established a $5.0 million cash reserve account (the “Reserve Account”) with Silvergate to serve as additional collateral for the 2025 Secured Term Loan. MacroStrategy is required to maintain at least $5.0 million in the Reserve Account until the last six months of the 2025 Secured Term Loan term, at which time funds in the Reserve Account may be used to make interest payments on the 2025 Secured Term Loan at MacroStrategy’s request, with the amount required to be held in the Reserve Account correspondingly reduced to the extent such payments are made. The collateral for the 2025 Secured Term Loan does not extend beyond assets in the Bitcoin Collateral Account and the Reserve Account.  As of September 30, 2022, the Reserve Account is presented within “Restricted cash” in the Company’s Consolidated Balance Sheet and the Bitcoin Collateral Account is presented within “Digital assets” in the Company’s Consolidated Balance Sheet as further described in Note 2, Digital Assets, to the Consolidated Financial Statements.

The 2025 Secured Term Loan is not guaranteed by any party. The Credit and Security Agreement contains customary affirmative and negative covenants for credit facilities of this type, including, among others, limitations on MacroStrategy with respect to the sale of collateral and the incurrence of liens on the collateral. The Credit and Security Agreement, however, does not restrict MacroStrategy from incurring additional debt, incurring additional liens on assets not serving as collateral for the 2025 Secured Term Loan, or selling assets not serving as collateral for the 2025 Secured Term Loan. There are no restrictions in the Credit and Security Agreement on utilizing bitcoin that is not in the Bitcoin Collateral Account. The Credit and Security Agreement has customary change-of-control provisions, providing Silvergate with a right to accelerate the 2025 Secured Term Loan in full in connection with a change of control of the Company, including the sale of all or substantially all of the Company’s or MacroStrategy’s assets. The Credit and Security Agreement also contains customary events of default with customary grace periods, as applicable. Upon an event of default, Silvergate has the right to accelerate the 2025 Secured Term Loan in full, increase the interest accrual rate by an additional 2%, and liquidate the collateral to pay the 2025 Secured Term Loan.

MacroStrategy was in compliance with its debt covenants as of September 30, 2022.

The Company incurred approximately $0.4 million in lender fees and third-party costs (“issuance costs”) associated with the 2025 Secured Term Loan. The Company accounts for these issuance costs as a reduction to the principal amount of the 2025 Secured Term Loan and amortizes the issuance costs to interest expense over the contractual term of the 2025 Secured Term Loan at an effective interest rate of 3.87%.  As of September 30, 2022, the net carrying value of the 2025 Secured Term Loan was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2025 Secured Term Loan as of September 30, 2022 (in thousands):

	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Secured Term Loan	$205,000	$(346)	$204,654	$205,000	Level 3

The principal or par value of the 2025 Secured Term Loan approximates its fair value as of September 30, 2022. The fair value of the 2025 Secured Term Loan is determined using unobservable inputs provided by the lender, specifically hypothetical lending terms attainable as of the end of the reporting period, which are comparable to the loan's original terms (Level 3).

For the three and nine months ended September 30, 2022, interest expense related to the 2025 Secured Term Loan was as follows (in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Secured Term Loan	$2,931	$33	$2,964	$5,314	$69	$5,383

The Company paid $2.7 million and $4.3 million in interest expense related to the 2025 Secured Term Loan during the three and nine months ended September 30, 2022, respectively.

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. As of September 30, 2022, the loan had a net carrying value of $10.7 million and an outstanding principal balance of $11.0 million, after monthly payments made under the terms of the agreement.

Maturities

The following table shows the maturities of the Company’s debt instruments as of September 30, 2022 (in thousands). The principal payments related to the 2028 Secured Notes are included in the table below based on the First Springing Maturity Date of September 15, 2025, as if the springing maturity feature discussed above were triggered. The Company’s expectation is that the springing maturity feature of the 2028 Secured Notes will not be triggered.

Payments due by period ended September 30,	2025 Convertible Notes	2027 Convertible Notes	2028 Secured Notes	2025 Secured Term Loan	Other long-term secured debt	Total
2023	$0	$0	$0	$0	$506	$506
2024	0	0	0	0	532	532
2025	0	0	500,000	205,000	562	705,562
2026	650,000	0	0	0	592	650,592
2027	0	1,050,000	0	0	8,787	1,058,787
Thereafter	0	0	0	0	0	0
Total	$650,000	$1,050,000	$500,000	$205,000	$10,979	$2,415,979

(5) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims.  These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties.  The conditions of these obligations vary.  Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future.  Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of September 30, 2022 or December 31, 2021.

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

On March 1, 2021, Daedalus provided its formal infringement contentions which included additional accused functionality as part of its infringement allegations from the complaint, materially expanding the scope of its case.  The Company has filed a motion to dismiss the complaint with prejudice, asking the court to rule that the asserted claims are invalid as being directed to patent ineligible matter.  This matter is in the latter stage of factual discovery. The court conducted a claim construction hearing on July 15, 2021. The court appointed a special master on October 28, 2021 and directed the special master to submit a Report and Recommendation as to the issue of claim construction and the pending motion to dismiss by February 1, 2022. On January 21, 2022, the special master issued two separate Reports and Recommendations. The first Report and Recommendation recommended constructions of certain patent claim terms and the second Report and Recommendation recommended, without reaching the merits, dismissing the Company’s motion to dismiss without prejudice to re-filing after discovery ends. The parties filed their respective objections to the special master’s Reports and Recommendations on February 4, 2022, and their oppositions to the other party’s objections on February 18, 2022. On March 9, 2022, the court issued an order overruling all parties’ objections and adopting the special master’s Reports and Recommendations in full. As per court order, the parties submitted a joint proposed schedule, which the court adopted on April 7, 2022, providing new deadlines for the close of fact discovery, expert reports, expert discovery, and dispositive motions. Fact discovery reopened on April 18, 2022 and closed on June 1, 2022.  In July 2022, the case proceeded to expert discovery and the parties exchanged their opening expert reports on issues for which they bear the burden of proof on July 1, 2022, their rebuttal reports on July 29, 2022, and their reply reports on August 12, 2022. The parties engaged in expert depositions the weeks of August 22 and August 29, 2022 and on September 21, 2022, the parties filed their respective motions for summary judgment. The outcome of this matter is not presently determinable.

On August 31, 2022, the District of Columbia (the “District”), through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of the Company’s Board of Directors and the Company’s Executive Chairman, in his personal capacity, and (ii) the Company. The District is seeking, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleges that the amount of personal income taxes purportedly involved is more than $25 million. The complaint also alleges that the Company has violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes. The Company believes that the District’s claims against the Company have no merit and is defending itself aggressively against these allegations. On October 26, 2022, the Company filed a motion to dismiss the District’s complaint. The Company filed a motion to stay discovery on September 28, 2022, and the court granted this motion on October 28, 2022. The outcome of this matter is not presently determinable.

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

During the three and nine months ended September 30, 2022 and 2021, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program. As of September 30, 2022, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program.  As of September 30, 2022, $209.1 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program.  The average price per share and aggregate cost amounts disclosed above include broker commissions.

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the nine months ended September 30, 2022, the Company recorded a provision for income taxes of $112.0 million on a pretax loss of $1.108 billion, which resulted in an effective tax rate of (10.1)%. For the nine months ended September 30, 2021, the Company recorded a benefit from income taxes of $217.4 million on a pretax loss of $662.9 million, which resulted in an effective tax rate of 32.8%. The change in the effective tax rate, as compared to the same period in the prior year, is primarily due to the establishment of a valuation allowance on the Company’s deferred tax asset related to the impairment on its bitcoin holdings, attributable to the decrease in the market value of bitcoin as of September 30, 2022.

As of September 30, 2022, the Company had a valuation allowance of $411.8 million primarily related to the Company’s deferred tax asset related to the impairment on its bitcoin holdings that, in the Company’s present estimation, more likely than not will not be realized. If the market value of bitcoin continues to decline or the Company is unable to regain profitability in future periods, the Company may be required to increase further the valuation allowance against its deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. To the extent the market value of bitcoin rises, the Company may decrease the valuation allowance against its deferred tax asset. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of September 30, 2022, the Company had gross unrecognized tax benefits of $6.3 million, which was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2021, the Company had gross unrecognized tax benefits of $6.2 million, of which $2.1 million was recorded in “Other long-term liabilities” and $4.1 million was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheet.

(8) Share-based Compensation

2013 Stock Incentive Plan

The Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) authorizes the issuance of various types of share-based awards to the Company’s employees, officers, directors, and other eligible participants. As of September 30, 2022, a total of 2,750,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of September 30, 2022, there were 121,221 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

Stock option awards

As of September 30, 2022, there were options to purchase 1,539,279 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended September 30, 2022:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of July 1, 2022	1,489	$294.42
Granted	60	$231.25
Exercised	(4)	$141.84	$491
Forfeited/Expired	(6)	$381.84
Balance as of September 30, 2022	1,539	$292.07
Exercisable as of September 30, 2022	727	$183.43	$53,146	3.6
Expected to vest as of September 30, 2022	812	$389.31	$13,107	8.7
Total	1,539	$292.07	$66,253	6.3

Stock options outstanding as of September 30, 2022 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2022
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	879	$136.87	4.2
$200.01 - $300.00	80	$239.61	9.9
$400.01 - $500.00	322	$408.66	9.3
$600.01 - $691.23	258	$691.23	8.4
Total	1,539	$292.07	6.3

An aggregate of 15,625 stock options with an aggregate grant date fair value of $0.7 million vested during the three months ended September 30, 2022. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $153.74 and $334.40 for each share subject to a stock option granted during the three months ended September 30, 2022 and 2021, respectively, based on the following assumptions:

	Three months ended
	September 30,
	2022	2021
Expected term of options in years	6.3	6.3
Expected volatility	70.9%	57.6%
Risk-free interest rate	3.5%	1.0%
Expected dividend yield	0.0%	0.0%

For the three and nine months ended September 30, 2022, the Company recognized approximately $12.7 million and $35.4 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. For the three and nine months ended September 30, 2021, the Company recognized approximately $8.9 million and $23.0 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of September 30, 2022, there was approximately $141.4 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.9 years.

Share-settled restricted stock units

As of September 30, 2022, there were 129,969 share-settled restricted stock units outstanding under the 2013 Equity Plan.  The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
		Intrinsic
	Units	Value
Balance as of July 1, 2022	132
Granted	7
Vested	(6)	$1,907
Forfeited	(3)
Balance as of September 30, 2022	130
Expected to vest as of September 30, 2022	130	$27,587

During the three months ended September 30, 2022, 5,975 share-settled restricted stock units having an aggregate grant date fair value of $4.5 million vested, and 2,012 shares were withheld to satisfy tax obligations, resulting in 3,963 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the three months ended September 30, 2022 and 2021 was $249.20 and $747.77, respectively, based on the fair value of the Company’s class A common stock. For the three and nine months ended September 30, 2022, the Company recognized approximately $3.6 million and $10.0 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the 2013 Equity Plan. For the three and nine months ended September 30, 2021, the Company recognized approximately $2.4 million and $5.0 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the 2013 Equity Plan. As of September 30, 2022, there was approximately $41.7 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.9 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan.  Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period.  For the three and nine months ended September 30, 2022, the Company recognized approximately $0.2 million in share-based compensation expense and a reduction of approximately $0.4 million in share-based compensation expense, respectively, from other stock-based awards and cash-settled restricted stock units. For the three and nine months ended September 30, 2021, the Company recognized $0.3 million and $1.2 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of September 30, 2022, there was approximately $0.5 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.4 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).  The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock, commencing at such time and on such dates as the Board of Directors of the Company shall determine.  The first offering period under the 2021 ESPP commenced on February 16, 2021 and ended on August 15, 2021. After this first offering period, the Board of Directors of the Company determined to provide subsequent 6-month offering periods commencing on each March 1 and September 1 for the remaining term of the 2021 ESPP.  An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the three months ended September 30, 2022, 8,475 shares of class A common stock were issued in connection with the 2021 ESPP. As of September 30, 2022, 79,463 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three and nine months ended September 30, 2022, the Company recognized approximately $0.5 million and $1.6 million, respectively, in share-based compensation expense related to the 2021 ESPP. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.6 million and $1.8 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of September 30, 2022, there was approximately $1.3 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.4 years.

Tax Benefits Related to Equity Plans

For the three and nine months ended September 30, 2022 and 2021, tax benefit related to the Company’s equity plans was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Tax (benefit) expense related to:
Share-based compensation expense	$(2,906)	$(2,212)	$(9,146)	$(5,489)
Exercises of stock options and vesting of share-settled restricted stock units	680	(3,687)	790	(25,964)
Total tax benefit related to the Company's equity plans	$(2,226)	$(5,899)	$(8,356)	$(31,453)

(9) Basic and Diluted Loss per Share

The Company has two classes of common stock: class A common stock and class B common stock.  Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have 10 votes per share.  Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock.  As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same.  The Company has never declared or paid any cash dividends on either class A or class B common stock.  As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

For the three and nine months ended September 30, 2022 and 2021, the following weighted average shares of potential class A common stock were excluded from the diluted loss per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock Options	1,497	1,252	1,428	1,246
Restricted Stock Units	130	103	118	91
Employee Stock Purchase Plan	5	2	2	1
2025 Convertible Notes	1,633	1,633	1,633	1,633
2027 Convertible Notes	733	733	733	601
Total	3,998	3,723	3,914	3,572

(10) At-the-Market Equity Offerings

2021 Open Market Offering

On June 14, 2021, the Company entered into an Open Market Sale Agreement (the “2021 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company issued and sold shares of its class A common stock having an aggregate offering price of approximately $1.0 billion from time to time through Jefferies (the “2021 Open Market Offering”). The Company agreed to pay Jefferies commissions for its services in acting as agent in the sale of the shares in the amount of up to 2.0% of gross proceeds from the sale of shares pursuant to the 2021 Open Market Sale Agreement. The Company also agreed to provide Jefferies with customary indemnification and contribution rights.

During the three and nine months ended September 30, 2021 the Company issued and sold 555,179 shares of its class A common stock under the 2021 Open Market Sale Agreement, at an average gross price per share of approximately $727.64, for aggregate net proceeds (less $4.5 million in sales commissions and expenses) of approximately $399.5 million. The sales commissions and expenses related to the 2021 Open Market Sale Agreement were considered direct and incremental costs and were charged against “Additional paid-in capital” on the balance sheet in the period in which the related shares were issued and sold. As of December 31, 2021, the cumulative aggregate offering price of the shares of class A common stock sold under the 2021 Open Market Sale Agreement was approximately $1.0 billion, inclusive of sales commissions, constituting the maximum program amount under the 2021 Open Market Sale Agreement.

2022 At-the-Market Equity Offering

On September 9, 2022, the Company entered into a Sales Agreement (the “2022 Sales Agreement”) with Cowen and Company LLC and BTIG, LLC, as agents (collectively, the “2022 Sales Agents”), pursuant to which the Company may issue and sell shares of its class A common stock having an aggregate offering price of up to $500.0 million from time to time through the 2022 Sales Agents. The Company agreed to pay the 2022 Sales Agents commissions for their services in acting as agents in the sale of the shares in the amount of up to 2.0% of gross proceeds from the sale of shares pursuant to the 2022 Sales Agreement. The Company also agreed to provide the 2022 Sales Agents with customary indemnification and contribution rights.

As of September 30, 2022, the Company has not issued and sold any shares of class A common stock under the 2022 Sales Agreement. Expenses totaling $0.4 million related to the 2022 Sales Agreement were considered direct and incremental costs and have been deferred on the balance sheet in “Prepaid expenses and other current assets” and will be charged against “Additional paid-in-capital” in future periods in which related shares are issued and sold.

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

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended September 30, 2022
Total revenues	$77,629	$36,065	$11,666	$125,360
Gross profit	$62,908	$28,798	$8,269	$99,975
Three months ended September 30, 2021
Total revenues	$74,530	$40,886	$12,578	$127,994
Gross profit	$62,526	$33,571	$9,578	$105,675
Nine months ended September 30, 2022
Total revenues	$221,060	$110,931	$34,719	$366,710
Gross profit	$178,979	$86,835	$24,630	$290,444
Nine months ended September 30, 2021
Total revenues	$213,507	$122,537	$40,203	$376,247
Gross profit	$178,485	$99,246	$30,610	$308,341
As of September 30, 2022
Long-lived assets	$85,716	$6,172	$4,047	$95,935
As of December 31, 2021
Long-lived assets	$89,817	$7,874	$5,656	$103,347

The domestic region consists of the United States and Canada.  The EMEA region includes operations in Europe, the Middle East, and Africa.  The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region.  For the three and nine months ended September 30, 2022 and 2021, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2022 and 2021, no individual customer accounted for 10% or more of total consolidated revenues.

As of September 30, 2022 and December 31, 2021, no individual foreign country accounted for 10% or more of total consolidated assets.

(12) Related Party Transaction

In June 2021, Michael J. Saylor, the Company’s Chairman of the Board of Directors and Executive Chairman and, at that time, the Company’s Chief Executive Officer, entered into an indemnification agreement (the “Original Agreement”) with the Company for an initial term of 90 days and subject to successive 90-day term extensions at the election of the Company. All term extensions were exercised, most recently in February 2022 for a final 90-day period that began in March 2022. Pursuant to the Original Agreement, Mr. Saylor provided during the term of the agreement, from his personal funds, indemnity coverage to the Company for the benefit of the directors and officers (“D&Os”) of the Company and its subsidiaries in the event such coverage was not indemnifiable by the Company, up to a total of $40 million.  In return, the Company paid Mr. Saylor $388,945 for each of the initial and successive 90-day terms.

On June 12, 2022, Mr. Saylor and the Company entered into a renewed indemnification agreement (the “Renewed Agreement”) for an initial term of 90 days, which became effective upon the expiration of the final 90-day extension of the Original Agreement. In return, the Company paid Mr. Saylor a one-time fee of $388,945 for the initial 90-day term (the “Renewal Payment”).

On June 24, 2022, the Company bound D&O liability insurance policies (the “Initial Commercial Policies”) with several third-party carriers for $30 million in coverage.  Concurrently, Mr. Saylor and the Company also entered into (i) an indemnification agreement (the “Excess Agreement”) for Mr. Saylor to provide $10 million in excess indemnity coverage payable only after the exhaustion of the Initial Commercial Policies, and (ii) an indemnification agreement (the “Tail Agreement”) for Mr. Saylor to provide $40 million in indemnity coverage for claims made at any time based on actions or omissions occurring prior to the inception date of the Initial Commercial Policies. The Company paid Mr. Saylor $600,000 for a one-year term under the Excess Agreement, and $150,000 for a 90-day term under the Tail Agreement. At the option of the Company, the Company may elect to extend the term under the Tail Agreement for up to a total of twenty-three additional 90-day periods, for $150,000 per additional 90-day term. In connection with the execution of the Initial Commercial Policies and the release of his obligations under the Renewed Agreement, Mr. Saylor refunded the Company $337,086, which is the pro rata portion of the Renewal Payment attributable to the period from the date of the Initial Commercial Policies through the end of the original term of the Renewed Agreement.

On August 30, 2022, the Company bound additional D&O liability insurance policies (the “Excess Commercial Policies”) with third-party carriers for $10 million in excess coverage payable only after the exhaustion of the Initial Commercial Policies.  Effective as of the same date, the Company and Mr. Saylor executed an amendment (the “Amendment”) to the Excess Agreement to limit Mr. Saylor’s obligation to provide indemnification under the Excess Agreement to claims made during the term of the Excess Agreement which arise from wrongful acts occurring upon or after the commencement of the Excess Agreement but prior to the effective date of the Amendment.  In connection with the Amendment, Mr. Saylor refunded $489,863 to the Company, representing the pro rata portion of the $600,000 originally paid by the Company to Mr. Saylor under the Excess Agreement attributable to the period from the date of the Amendment through the end of the original term of the Excess Agreement. Also during the third quarter of 2022, pursuant to the terms of the Tail Agreement, the Company elected to extend the term of the Tail Agreement for an additional 90-day period and paid Mr. Saylor $150,000 for this extension.

Under the Excess Agreement and Tail Agreement, Mr. Saylor will provide, during the term of each agreement, from his personal funds, indemnity coverage to the Company for the benefit of the D&Os of the Company and its subsidiaries in the event such coverage is not provided by the Initial Commercial Policies, the Excess Commercial Policies or indemnifiable by the Company. The Excess Agreement and the Tail Agreement expressly supersede the Original Agreement and the Renewed Agreement.

Prior to entering into the Original Agreement, Renewed Agreement, Excess Agreement, and Tail Agreement with Mr. Saylor, the Company obtained and considered market quotes for D&O liability insurance policies. The Company determined that the policies considered at such times would have provided insufficient coverage and would have required substantial premiums to the extent coverage were available, and that obtaining indemnification coverage provided by Mr. Saylor was appropriate and in the best interests of the Company.

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

We believe that bitcoin is attractive because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy and can therefore serve as a hedge against inflation in the long term. We also believe that bitcoin offers additional opportunity for appreciation in value with increasing adoption due to its limited supply. In addition, we believe that our bitcoin acquisition strategy is complementary to our enterprise analytics software business, as we believe that our bitcoin and related activities in support of the bitcoin network enhance awareness of our brand and can provide opportunities to secure new customers for our analytics software offerings. We are also exploring opportunities to apply bitcoin-related technologies into our software offerings.

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
•

1,413,767 shares of class A common stock issued during the second half of 2021, for aggregate gross proceeds of $1.0 billion pursuant to an Open Market Sale Agreement (the “2021 Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”); and

•	$205.0 million aggregate principal amount of the 2025 Secured Term Loan issued in March 2022.

As of September 30, 2022, we held an aggregate of approximately 130,000 bitcoins, with 14,890 bitcoins held directly by MicroStrategy Incorporated and 115,110 bitcoins held by MacroStrategy LLC, a wholly-owned subsidiary of MicroStrategy. The approximately 14,890 bitcoins held directly by MicroStrategy Incorporated serve as part of the collateral securing our 2028 Secured Notes, and approximately 30,051 of the 115,110 bitcoins held by MacroStrategy serve as part of the collateral securing our 2025 Secured Term Loan.

The following table presents a rollforward of our bitcoin holdings, including additional information related to our bitcoin purchases and digital asset impairment losses within the respective periods. We have not sold any of our bitcoin as of the date of this Quarterly Report.

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2020		$1,125,000	$(70,698)	$1,054,302	70,469	$15,964
Digital asset purchases	(a)	1,086,375		1,086,375	20,857	52,087
Digital asset impairment losses			(194,095)	(194,095)
Balance at March 31, 2021		$2,211,375	$(264,793)	$1,946,582	91,326	$24,214
Digital asset purchases	(b)	529,231		529,231	13,759	38,464
Digital asset impairment losses			(424,774)	(424,774)
Balance at June 30, 2021		$2,740,606	$(689,567)	$2,051,039	105,085	$26,080
Digital asset purchases	(c)	419,865		419,865	8,957	46,876
Digital asset impairment losses			(65,165)	(65,165)
Balance at September 30, 2021		$3,160,471	$(754,732)	$2,405,739	114,042	$27,713
Digital asset purchases	(d)	591,058		591,058	10,349	57,113
Digital asset impairment losses			(146,587)	(146,587)
Balance at December 31, 2021		$3,751,529	$(901,319)	$2,850,210	124,391	$30,159
Digital asset purchases	(e)	215,500		215,500	4,827	44,645
Digital asset impairment losses			(170,091)	(170,091)
Balance at March 31, 2022		$3,967,029	$(1,071,410)	$2,895,619	129,218	$30,700
Digital asset purchases	(f)	10,000		10,000	481	20,790
Digital asset impairment losses			(917,838)	(917,838)
Balance at June 30, 2022		$3,977,029	$(1,989,248)	$1,987,781	129,699	$30,664
Digital asset purchases	(g)	5,978		5,978	301	19,860
Digital asset impairment losses			(727)	(727)
Balance at September 30, 2022		$3,983,007	$(1,989,975)	$1,993,032	130,000	$30,639
(a)	In the first quarter of 2021, we purchased bitcoin using $1.026 billion in net proceeds from our issuance of the 2027 Convertible Notes and Excess Cash.
(b)	In the second quarter of 2021, we purchased bitcoin using $487.2 million in net proceeds from our issuance of the 2028 Secured Notes and Excess Cash.
(c)

In the third quarter of 2021, we purchased bitcoin using $399.5 million in net proceeds from our sale of 555,179 shares of class A common stock offered under the 2021 Open Market Sale Agreement and Excess Cash.

(d)

In the fourth quarter of 2021, we purchased bitcoin using $591.0 million in net proceeds from our sale of 858,588 shares of class A common stock offered under the 2021 Open Market Sale Agreement and Excess Cash.

(e)	In the first quarter of 2022, we purchased bitcoin using $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan and Excess Cash.
(f)	In the second quarter of 2022, we purchased bitcoin using Excess Cash.
(g)	In the third quarter of 2022, we purchased bitcoin using Excess Cash.

Excess Cash refers to cash in excess of the minimum Cash Assets that we are required to hold under our Treasury Reserve Policy, which may include cash generated by operating activities and cash from the proceeds of financing activities.

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market for bitcoin) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2020	70,469	$10,363.76	$730,324	$29,321.90	$2,066,285	$29,181.00	$2,056,356
March 31, 2021	91,326	$27,678.00	$2,527,721	$61,788.45	$5,642,892	$58,601.28	$5,351,820
June 30, 2021	105,085	$28,800.00	$3,026,448	$64,899.00	$6,819,911	$34,763.47	$3,653,119
September 30, 2021	114,042	$29,301.56	$3,341,609	$52,944.96	$6,037,949	$43,534.56	$4,964,768
December 31, 2021	124,391	$42,333.00	$5,265,844	$69,000.00	$8,582,979	$45,879.97	$5,707,055
March 31, 2022	129,218	$32,933.33	$4,255,579	$48,240.00	$6,233,476	$45,602.79	$5,892,701
June 30, 2022	129,699	$17,567.45	$2,278,481	$47,469.40	$6,156,734	$18,895.02	$2,450,665
September 30, 2022	130,000	$18,153.13	$2,359,907	$25,214.57	$3,277,894	$19,480.51	$2,532,466
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

Our digital asset impairment losses have significantly contributed to our operating expenses and net loss. While digital asset impairment losses of $0.7 million were not significant for the three months ended September 30, 2022, digital asset impairment losses for the three months ended September 30, 2021 were $65.2 million, representing 42.0% of our operating expenses and contributing to our net loss of $36.1 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, digital asset impairment losses of $1.089 billion represented 79.3% of our operating expenses, contributing to our net loss of $1.220 billion for the nine months ended September 30, 2022, compared to digital asset impairment losses of $684.0 million in the nine months ended September 30, 2021, representing 71.6% of our operating expenses and contributing to our net loss of $445.5 million for the nine months ended September 30, 2021.

As of October 31, 2022, we held approximately 130,000 bitcoins that were acquired at an aggregate purchase price of $3.983 billion and an average purchase price of approximately $30,639 per bitcoin, inclusive of fees and expenses. As of October 31, 2022, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $20,369.41.

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

Impact of COVID-19 on Our Software Strategy

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in the development and distribution of vaccines and therapeutic treatments. It has continued to disrupt supply chains and has adversely impacted global commercial activity. Although many jurisdictions, including the United States, have substantially lifted COVID-19 travel restrictions, some restrictions do remain. Considerable uncertainty continues to surround COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population and develop effective treatments.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three and nine months ended September 30, 2022 and 2021 were not materially impacted by COVID-19, our revenues may be negatively impacted in future periods until the effects of the pandemic and the efforts to address it have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Product licenses	$22,286	$25,830	$58,928	$69,261
Subscription services	16,414	10,853	43,276	31,221
Total product licenses and subscription services	38,700	36,683	102,204	100,482
Product support	66,010	70,387	199,682	212,063
Other services	20,650	20,924	64,824	63,702
Total revenues	125,360	127,994	366,710	376,247
Cost of revenues
Product licenses	406	383	1,314	1,290
Subscription services	6,395	4,282	17,303	11,720
Total product licenses and subscription services	6,801	4,665	18,617	13,010
Product support	5,224	4,679	15,542	14,353
Other services	13,360	12,975	42,107	40,543
Total cost of revenues	25,385	22,319	76,266	67,906
Gross profit	99,975	105,675	290,444	308,341
Operating expenses
Sales and marketing	35,409	38,209	105,511	116,728
Research and development	30,498	28,211	95,811	86,242
General and administrative	27,283	23,751	82,491	68,397
Digital asset impairment losses	727	65,165	1,088,656	684,034
Total operating expenses	93,917	155,336	1,372,469	955,401
Income (loss) from operations	$6,058	$(49,661)	$(1,082,025)	$(647,060)

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

Employees

As of September 30, 2022, we had a total of 2,172 employees, of whom 765 were based in the United States and 1,407 were based internationally.  The following table summarizes employee headcount as of the dates indicated:

	September 30,	December 31,	September 30,
	2022	2021	2021
Subscription services	95	72	71
Product support	171	174	165
Consulting	453	413	393
Education	22	36	36
Sales and marketing	452	470	473
Research and development	712	699	661
General and administrative	267	257	258
Total headcount	2,172	2,121	2,057

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of subscription services revenues	$80	$83	$221	$172
Cost of product support revenues	541	345	1,513	787
Cost of consulting revenues	463	240	1,278	424
Cost of education revenues	37	34	143	66
Sales and marketing	4,935	3,600	13,662	9,239
Research and development	3,795	2,956	10,235	7,546
General and administrative	7,048	4,908	19,535	12,739
Total share-based compensation expense	$16,899	$12,166	$46,587	$30,973

The $4.7 million and $15.6 million increases in share-based compensation expense during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year, are primarily due to the continued expansion of our equity award programs worldwide. As of September 30, 2022, we estimated that an aggregate of approximately $184.9 million of additional share-based compensation expense associated with the 2013 Equity Plan and the 2021 ESPP will be recognized over a remaining weighted average period of 2.9 years.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP income (loss) from operations that excludes the impact of our share-based compensation expense, (ii) non-GAAP net loss and non-GAAP diluted loss per share that exclude the impacts of our share-based compensation expense, interest expense arising from the amortization of debt issuance costs on our long-term debt, and related income tax effects, and (iii) certain non-GAAP constant currency revenues, cost of revenues, and operating expenses that exclude foreign currency exchange rate fluctuations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.  Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

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

Non-GAAP financial measures are subject to material limitations as they are not measurements prepared in accordance with GAAP, and are not a substitute for such measurements.  For example, we expect that share-based compensation expense, which is excluded from the first two non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors.  Similarly, we expect that interest expense arising from the amortization of debt issuance costs will continue to be a recurring expense over the term of the long-term debt.  Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP.  We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP income (loss) from operations, which excludes the impact of share-based compensation expense, to its most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Reconciliation of non-GAAP income (loss) from operations:
Income (loss) from operations	$6,058	$(49,661)	$(1,082,025)	$(647,060)
Share-based compensation expense	16,899	12,166	46,587	30,973
Non-GAAP income (loss) from operations	$22,957	$(37,495)	$(1,035,438)	$(616,087)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Reconciliation of non-GAAP net loss:
Net loss	$(27,079)	$(36,136)	$(1,220,128)	$(445,503)
Share-based compensation expense	16,899	12,166	46,587	30,973
Interest expense arising from amortization of debt issuance costs	2,193	2,107	6,490	5,084
Income tax effects (1)	(2,844)	(6,489)	(10,186)	(32,877)
Non-GAAP net loss	$(10,831)	$(28,352)	$(1,177,237)	$(442,323)

Reconciliation of non-GAAP diluted loss per share (2):
Diluted loss per share	$(2.39)	$(3.61)	$(107.99)	$(45.47)
Share-based compensation expense (per diluted share)	1.49	1.21	4.12	3.16
Interest expense arising from amortization of debt issuance costs (per diluted share)	0.19	0.21	0.57	0.52
Income tax effects (per diluted share)	(0.25)	(0.65)	(0.89)	(3.35)
Non-GAAP diluted loss per share	$(0.96)	$(2.84)	$(104.19)	$(45.14)

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

The following are reconciliations of certain non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$22,286	$(1,219)	$23,505	$25,830	-13.7%	-9.0%
Subscription services revenues	16,414	(828)	17,242	10,853	51.2%	58.9%
Product support revenues	66,010	(3,848)	69,858	70,387	-6.2%	-0.8%
Other services revenues	20,650	(1,747)	22,397	20,924	-1.3%	7.0%
Cost of product support revenues	5,224	(329)	5,553	4,679	11.6%	18.7%
Cost of other services revenues	13,360	(1,444)	14,804	12,975	3.0%	14.1%
Sales and marketing expenses	35,409	(1,833)	37,242	38,209	-7.3%	-2.5%
Research and development expenses	30,498	(755)	31,253	28,211	8.1%	10.8%
General and administrative expenses	27,283	(545)	27,828	23,751	14.9%	17.2%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$25,830	$(146)	$25,976	$29,573	-12.7%	-12.2%
Subscription services revenues	10,853	110	10,743	8,305	30.7%	29.4%
Product support revenues	70,387	450	69,937	71,352	-1.4%	-2.0%
Other services revenues	20,924	143	20,781	18,178	15.1%	14.3%
Cost of product support revenues	4,679	(18)	4,697	5,679	-17.6%	-17.3%
Cost of other services revenues	12,975	(53)	13,028	11,856	9.4%	9.9%
Sales and marketing expenses	38,209	(64)	38,273	35,330	8.1%	8.3%
Research and development expenses	28,211	399	27,812	26,638	5.9%	4.4%
General and administrative expenses	23,751	60	23,691	19,733	20.4%	20.1%

	Nine Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$58,928	$(2,315)	$61,243	$69,261	-14.9%	-11.6%
Subscription services revenues	43,276	(1,516)	44,792	31,221	38.6%	43.5%
Product support revenues	199,682	(8,547)	208,229	212,063	-5.8%	-1.8%
Other services revenues	64,824	(3,914)	68,738	63,702	1.8%	7.9%
Cost of product support revenues	15,542	(696)	16,238	14,353	8.3%	13.1%
Cost of other services revenues	42,107	(3,260)	45,367	40,543	3.9%	11.9%
Sales and marketing expenses	105,511	(4,150)	109,661	116,728	-9.6%	-6.1%
Research and development expenses	95,811	(1,185)	96,996	86,242	11.1%	12.5%
General and administrative expenses	82,491	(1,200)	83,691	68,397	20.6%	22.4%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2021	2021	2021	2020	2021	2021
Product licenses revenues	$69,261	$311	$68,950	$56,973	21.6%	21.0%
Subscription services revenues	31,221	564	30,657	24,294	28.5%	26.2%
Product support revenues	212,063	4,792	207,271	212,548	-0.2%	-2.5%
Other services revenues	63,702	1,524	62,178	55,601	14.6%	11.8%
Cost of product support revenues	14,353	123	14,230	19,234	-25.4%	-26.0%
Cost of other services revenues	40,543	819	39,724	37,795	7.3%	5.1%
Sales and marketing expenses	116,728	1,348	115,380	109,799	6.3%	5.1%
Research and development expenses	86,242	1,502	84,740	78,606	9.7%	7.8%
General and administrative expenses	68,397	406	67,991	60,514	13.0%	12.4%

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

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

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

Product licenses and subscription services revenues.  The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$15,526	$16,662	-6.8%	$40,535	$39,927	1.5%
International	6,760	9,168	-26.3%	18,393	29,334	-37.3%
Total product licenses revenues	22,286	25,830	-13.7%	58,928	69,261	-14.9%
Subscription Services
Domestic	11,381	7,717	47.5%	30,540	22,782	34.1%
International	5,033	3,136	60.5%	12,736	8,439	50.9%
Total subscription services revenues	16,414	10,853	51.2%	43,276	31,221	38.6%
Total product licenses and subscription services revenues	$38,700	$36,683	5.5%	$102,204	$100,482	1.7%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	3	5	6	9
Between $0.5 million and $1.0 million in licenses revenue recognized	3	4	10	16
Total	6	9	16	25
Domestic:
More than $1.0 million in licenses revenue recognized	3	4	6	7
Between $0.5 million and $1.0 million in licenses revenue recognized	1	3	7	9
Total	4	7	13	16
International:
More than $1.0 million in licenses revenue recognized	0	1	0	2
Between $0.5 million and $1.0 million in licenses revenue recognized	2	1	3	7
Total	2	2	3	9

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$7,291	$7,283	0.1%	$15,848	$17,422	-9.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,039	2,594	-21.4%	7,177	10,485	-31.5%
Less than $0.5 million in licenses revenue recognized	12,956	15,953	-18.8%	35,903	41,354	-13.2%
Total	22,286	25,830	-13.7%	58,928	69,261	-14.9%
Domestic:
More than $1.0 million in licenses revenue recognized	7,291	6,236	16.9%	15,848	13,942	13.7%
Between $0.5 million and $1.0 million in licenses revenue recognized	791	1,900	-58.4%	5,419	5,977	-9.3%
Less than $0.5 million in licenses revenue recognized	7,444	8,526	-12.7%	19,268	20,008	-3.7%
Total	15,526	16,662	-6.8%	40,535	39,927	1.5%
International:
More than $1.0 million in licenses revenue recognized	0	1,047	-100.0%	0	3,480	-100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,248	694	79.8%	1,758	4,508	-61.0%
Less than $0.5 million in licenses revenue recognized	5,512	7,427	-25.8%	16,635	21,346	-22.1%
Total	$6,760	$9,168	-26.3%	$18,393	$29,334	-37.3%

Product licenses revenues decreased $3.5 million and $10.3 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year.  For the three months ended September 30, 2022 and 2021, product licenses transactions with more than $0.5 million in recognized revenue represented 41.9% and 38.2%, respectively, of our product licenses revenues.  For the nine months ended September 30, 2022, our top three product licenses transactions totaled $12.1 million in recognized revenue, or 20.5% of total product licenses revenues, compared to $10.1 million, or 14.6% of total product licenses revenues, for the nine months ended September 30, 2021.

Domestic product licenses revenues.  Domestic product licenses revenues decreased $1.1 million for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions, partially offset by an increase in the average deal size of transactions with more than $1.0 million in recognized revenue. Domestic product licenses revenues increased $0.6 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to an increase in the average deal size of transactions, partially offset by a decrease in the number of transactions.

International product licenses revenues.  International product licenses revenues decreased $2.4 million for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with less than $0.5 million in recognized revenue and more than $1.0 million in recognized revenue, and a $1.2 million unfavorable foreign currency exchange impact, partially offset by an increase in the number of transactions with more than $0.5 million in recognized revenue and less than $1.0 million in recognized revenue. International product licenses revenues decreased $10.9 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions and a $2.3 million unfavorable foreign currency exchange impact.

Subscription services revenues.  Subscription services revenues are derived from our MCE cloud subscription service and are recognized ratably over the service period in the contract.  Subscription services revenues increased $5.6 million for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, and sales contracts with new customers, partially offset by a $0.8 million unfavorable foreign currency exchange impact. Subscription services revenues increased $12.1 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, and sales contracts with new customers, partially offset by a $1.5 million unfavorable foreign currency exchange impact. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues.  The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change
Product Support Revenues:
Domestic	$40,375	$40,350	0.1%	$118,861	$121,179	-1.9%
International	25,635	30,037	-14.7%	80,821	90,884	-11.1%
Total product support revenues	$66,010	$70,387	-6.2%	$199,682	$212,063	-5.8%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers.  Product support revenues are recognized ratably over the term of the contract, which is generally one year.  Product support revenues decreased $4.4 million for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $3.8 million unfavorable foreign currency exchange impact and certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings. Product support revenues decreased $12.4 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to an $8.5 million unfavorable foreign currency exchange impact and certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings.

Other services revenues.  The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change
Other Services Revenues:
Consulting
Domestic	$9,658	$9,202	5.0%	$28,982	$27,728	4.5%
International	9,887	10,536	-6.2%	32,271	32,343	-0.2%
Total consulting revenues	19,545	19,738	-1.0%	61,253	60,071	2.0%
Education	1,105	1,186	-6.8%	3,571	3,631	-1.7%
Total other services revenues	$20,650	$20,924	-1.3%	$64,824	$63,702	1.8%

Consulting revenues.  Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues did not materially change for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $1.7 million unfavorable foreign currency exchange impact having been substantially offset by an increase in average bill rates and an increase in billable hours worldwide. Consulting revenues increased $1.2 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to an increase in billable hours worldwide and an increase in average bill rates, partially offset by a $3.8 million unfavorable foreign currency exchange impact.

Education revenues.  Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.  These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered.  Education revenues did not materially change for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year.

Costs and Expenses

Cost of revenues.  The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$406	$383	6.0%	$1,314	$1,290	1.9%
Subscription services	6,395	4,282	49.3%	17,303	11,720	47.6%
Total product licenses and subscription services	6,801	4,665	45.8%	18,617	13,010	43.1%
Product support	5,224	4,679	11.6%	15,542	14,353	8.3%
Other services:
Consulting	12,267	11,745	4.4%	38,404	36,515	5.2%
Education	1,093	1,230	-11.1%	3,703	4,028	-8.1%
Total other services	13,360	12,975	3.0%	42,107	40,543	3.9%
Total cost of revenues	$25,385	$22,319	13.7%	$76,266	$67,906	12.3%

Cost of product licenses revenues.  Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year.

Cost of subscription services revenues.  Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Subscription services headcount increased 33.8% to 95 at September 30, 2022 from 71 at September 30, 2021. Cost of subscription services revenues increased $2.1 million for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $1.4 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers, and a $0.5 million increase in employee salaries primarily attributable to an increase in average staffing levels and wage increases. Cost of subscription services revenues increased $5.6 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $3.6 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers, a $1.4 million increase in employee salaries primarily attributable to an increase in average staffing levels and wage increases, and a $0.5 million increase in variable compensation.

Cost of product support revenues.  Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program.  Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion.  Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues.  Product support headcount increased 3.6% to 171 at September 30, 2022 from 165 at September 30, 2021. Cost of product support revenues increased $0.5 million for the three months ended September 30, 2022, as compared to the same period in the prior year. Cost of product support revenues increased $1.2 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $0.8 million increase in employee salaries primarily attributable to wage increases, and a $0.7 million net increase in share-based compensation expense, partially offset by a $0.5 million decrease in compensation and related costs attributable to non-product support personnel providing a decreased level of Enterprise Support services. The $0.7 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan. Included cost of product support revenues for the nine months ended September 30, 2022 is an aggregate $0.7 million favorable foreign currency exchange impact.

Cost of consulting revenues.  Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues.  Consulting headcount increased 15.3% to 453 at September 30, 2022 from 393 at September 30, 2021.  Cost of consulting revenues increased $0.5 million for the three months ended September 30, 2022, as compared to the same period in the prior year. Included in cost of consulting revenues for the three months ended September 30, 2022 is an aggregate $1.4 million favorable foreign currency exchange impact. Cost of consulting revenues increased $1.9 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $0.9 million increase in employee salaries primarily attributable to an increase in average staffing levels and consulting personnel providing a decreased level of Enterprise Support services, and a $0.9 million net increase in share-based compensation expense. The $0.9 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan. Included in cost of consulting revenues for the nine months ended September 30, 2022 is an aggregate $3.1 million favorable foreign currency exchange impact.

Cost of education revenues.  Cost of education revenues consists of personnel and related overhead costs.  Education headcount decreased 38.9% to 22 at September 30, 2022 from 36 at September 30, 2021.  Cost of education revenues did not materially change for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year.

Sales and marketing expenses.  Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 4.4% to 452 at September 30, 2022 from 473 at September 30, 2021.  The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change
Sales and marketing expenses	$35,409	$38,209	-7.3%	$105,511	$116,728	-9.6%

Sales and marketing expenses decreased $2.8 million for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $3.6 million decrease in variable compensation, which decrease was primarily attributable to a net increase in capitalized commissions and a decrease in other personnel costs, and a $0.5 million decrease in employee salaries, which decrease was primarily attributable to a decrease in average staffing levels, partially offset by wage increases. These decreases were partially offset by a $1.3 million net increase in share-based compensation expense and a $0.5 million increase in travel and entertainment expenditures that were undertaken as various COVID-19-related restrictions were lifted. The $1.3 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan. Included in sales and marketing expenses for the three months ended September 30, 2022 is an aggregate $1.8 million favorable foreign currency exchange impact.

Sales and marketing expenses decreased $11.2 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $14.8 million decrease in variable compensation, which decrease was primarily attributable to a net increase in capitalized commissions and decreases in other personnel costs and employee relations expenses, a $0.9 million decrease in employee salaries, which decrease was primarily attributable to a decrease in average staffing levels, partially offset by wage increases, and a $0.7 million decrease in facility and other related support costs, partially offset by a $4.4 million net increase in share-based compensation expense and a $1.3 million increase in travel and entertainment expenditures that were undertaken as various COVID-19-related restrictions were lifted. The $4.4 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by the forfeiture of certain awards and the fair value remeasurement of certain liability-classified awards at the end of the reporting period. Included in sales and marketing expenses for the nine months ended September 30, 2022 is an aggregate $4.2 million favorable foreign currency exchange impact.

Research and development expenses.  Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Research and development headcount increased 7.7% to 712 at September 30, 2022 from 661 at September 30, 2021. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change
Research and development expenses	$30,498	$28,211	8.1%	$95,811	$86,242	11.1%

Research and development expenses increased $2.3 million for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $1.7 million increase in employee salaries primarily attributable to wage increases and an increase in average staffing levels, partially offset by a shift in staffing levels to lower cost regions, and a $0.8 million net increase in share-based compensation expense. The $0.8 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan. Included in research and development expenses for the three months ended September 30, 2022 is an aggregate $0.8 million favorable foreign currency exchange impact.

Research and development expenses increased $9.6 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $6.7 million increase in employee salaries primarily attributable to wage increases and an increase in average staffing levels, partially offset by a shift in staffing levels to lower cost regions, and a $2.7 million net increase in share-based compensation expense, partially offset by a $0.9 million decrease in facility and other related support costs. The $2.7 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards that became fully vested and the fair value remeasurement of certain liability-classified awards at the end of the reporting period. Included in research and development expenses for the nine months ended September 30, 2022 is an aggregate $1.2 million favorable foreign currency exchange impact.

General and administrative expenses.  General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.  General and administrative headcount increased 3.5% to 267 at September 30, 2022 from 258 at September 30, 2021. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change
General and administrative expenses	$27,283	$23,751	14.9%	$82,491	$68,397	20.6%

General and administrative expenses increased $3.5 million for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $2.1 million net increase in share-based compensation expense, a $0.6 million increase in facility and other related support costs, and a $0.5 million increase in compensation and related costs, partially offset by a $0.6 million decrease in custodial fees incurred on our bitcoin holdings. The $2.1 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards that became fully vested. Included in general and administrative expenses for the three months ended September 30, 2022 is an aggregate $0.5 million favorable foreign currency exchange impact.

General and administrative expenses increased $14.1 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $6.8 million net increase in share-based compensation expense, a $2.8 million increase in costs related to the maintenance and operations of our corporate aircraft, a $1.7 million increase in facility and other related support costs, a $1.4 million increase in legal, consulting, and other advisory costs which includes costs from executing our bitcoin acquisition strategy, a $1.0 million increase in employee salaries primarily attributable to wage increases and an increase in average staffing levels, partially offset by a shift in staffing levels to lower cost regions, a $0.8 million increase in travel and entertainment expenditures that were undertaken as various COVID-19-related restrictions were lifted, and a $0.6 million increase in bad debt expense, partially offset by a $1.7 million decrease in custodial fees incurred on our bitcoin holdings. The $6.8 million net increase in share-based compensation expense is primarily due to the grant of additional awards under the 2013 Equity Plan, partially offset by certain awards that became fully vested. Included in general and administrative expenses for the nine months ended September 30, 2022 is an aggregate $1.2 million favorable foreign currency exchange impact.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change
Digital asset impairment losses	$727	$65,165	-98.9%	$1,088,656	$684,034	59.2%

We did not sell any of our digital assets during the three and nine months ended September 30, 2022 and 2021. We may continue to incur significant digital asset impairment losses in the future.

Interest Expense, Net

For the three and nine months ended September 30, 2022, interest expense, net, of $14.1 million and $38.3 million, respectively, was primarily related to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. For the three and nine months ended September 30, 2021, interest expense, net, of $10.7 million and $17.5 million, respectively, was primarily related to the contractual interest expense and the amortization of issuance costs related to our long-term debt arrangements. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further information.

Other Income, Net

For the three and nine months ended September 30, 2022, other income, net, of $4.9 million and $12.2 million, respectively, were comprised primarily of foreign currency transaction net gains. For the three and nine months ended September 30, 2021, other income, net, of $1.3 million and $1.6 million, respectively, were comprised primarily of foreign currency transaction net gains.

Provision for (Benefit from) Income Taxes

We recorded a provision for income taxes of $112.0 million on a pretax loss of $1.108 billion for the nine months ended September 30, 2022 and a benefit from income taxes of $217.4 million on a pretax loss of $662.9 million for the nine months ended September 30, 2021. Our provision for income taxes increased from the same period in the prior year primarily due to the establishment of a valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the decrease in the market value of bitcoin as of September 30, 2022.

As of September 30, 2022, we had a valuation allowance of $411.8 million primarily related to our deferred tax asset related to the impairment on our bitcoin holdings that, in our present estimation, more likely than not will not be realized. If the market value of bitcoin continues to decline or we are unable to regain profitability in future periods, we may be required to increase further the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. To the extent the market value of bitcoin rises we may decrease the valuation allowance against our deferred tax asset. We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2022	2021	2021
Current:
Deferred product licenses revenue	$442	$993	$2,315
Deferred subscription services revenue	38,272	35,589	23,089
Deferred product support revenue	123,203	166,477	130,339
Deferred other services revenue	4,017	6,801	4,954
Total current deferred revenue and advance payments	$165,934	$209,860	$160,697
Non-current:
Deferred product licenses revenue	$70	$68	$74
Deferred subscription services revenue	2,943	1,064	590
Deferred product support revenue	5,172	6,203	6,973
Deferred other services revenue	569	754	665
Total non-current deferred revenue and advance payments	$8,754	$8,089	$8,302
Total current and non-current:
Deferred product licenses revenue	$512	$1,061	$2,389
Deferred subscription services revenue	41,215	36,653	23,679
Deferred product support revenue	128,375	172,680	137,312
Deferred other services revenue	4,586	7,555	5,619
Total current and non-current deferred revenue and advance payments	$174,688	$217,949	$168,999

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below.  Total deferred revenue and advance payments decreased $43.3 million as of September 30, 2022, as compared to December 31, 2021, primarily due to a decrease in deferred product support revenue from the timing of product support renewals and an increase in conversions from on-premises to subscription services contracts and revenue recognized on previously deferred other services revenue, partially offset by an increase in deferred revenue from new subscription services contracts. Total deferred revenue and advance payments increased $5.7 million as of September 30, 2022, as compared to September 30, 2021, primarily due to an increase in deferred revenue from new subscription services contracts, partially offset by a decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts and revenue recognized on previously deferred product licenses and other services revenues. Included in our international deferred revenue balances at September 30, 2022 are $9.9 million and $11.0 million unfavorable foreign currency impacts from the general strengthening of the U.S. dollar compared to December 31, 2021 and September 30, 2021, respectively.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of September 30, 2022, we had an aggregate transaction price of $255.9 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. We expect to recognize approximately $190.6 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable.  Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities.  Under our Treasury Reserve Policy and bitcoin acquisition strategy, we use a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets.  In September 2022, we entered into a new at-the-market equity offering program, pursuant to which we may from time-to-time issue and sell shares of our class A common stock having an aggregate offering price of up to $500.0 million.  For additional information, see “At-the-Market Equity Offerings” below.

As of September 30, 2022 and December 31, 2021, the amount of cash and cash equivalents held by our U.S. entities was $27.3 million and $13.1 million, respectively, and by our non-U.S. entities was $33.1 million and $50.3 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $57.5 million during 2021 and $34.7 million during the nine months ended September 30, 2022.

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

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt. We have principal due upon maturity of our long-term debt instruments in the aggregate of $2.413 billion in addition to $2.4 million in coupon interest due each semi-annual period for the 2025 Convertible Notes, $15.3 million in coupon interest due each semi-annual period for the 2028 Secured Notes, an estimated $1.1 million due monthly in variable coupon interest for the 2025 Secured Term Loan (based on the interest rate in effect at September 30, 2022), and $0.1 million due monthly in principal and interest related to our other long-term secured debt. We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. If cash and cash equivalents generated by future operating activities are not sufficient to enable us to satisfy these obligations, we may seek to generate cash and cash equivalents from other sources. The sources could include the sale of bitcoins, additional borrowings collateralized by our bitcoins, as well as the issuance and sale of shares of our class A common stock. Furthermore, if certain conditions are met, we may have the right to elect to settle the Convertible Notes upon a conversion of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

As of September 30, 2022, we held approximately 130,000 bitcoins, of which approximately 85,059 are unencumbered. We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network.  During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all.  As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.  In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended September 30,		%
	2022	2021	Change
Net cash provided by operating activities	$21,409	$90,586	-76.4%
Net cash used in investing activities	$(233,329)	$(2,037,353)	-88.5%
Net cash provided by financing activities	$220,051	$1,946,169	-88.7%

Net cash provided by operating activities.  The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses and product support, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, income taxes, and interest expense related to our long-term debt arrangements. Non-cash items to further reconcile net loss to net cash provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, credit losses and sales allowances, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, digital asset impairment losses, and amortization of debt issuance costs on our long-term debt.

Net cash provided by operating activities decreased $69.2 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, due to a $774.6 million increase in net loss and a $26.4 million decrease from changes in operating assets and liabilities, partially offset by a $731.8 million increase from changes in non-cash items.

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets and expenditures on property and equipment. Net cash used in investing activities decreased $1.804 billion for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a $1.804 billion decrease in purchases of bitcoins. During the nine months ended September 30, 2022, we purchased bitcoin using $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan and Excess Cash. During the nine months ended September 30, 2021, we purchased bitcoin using the net proceeds from the issuance of our 2027 Convertible Notes and 2028 Secured Notes, the sale of class A common stock under the 2021 Open Market Sale Agreement, and Excess Cash.

Net cash provided by financing activities.  The changes in net cash provided by (used in) financing activities primarily relate to the issuance of our long-term debt, the sale of class A common stock under the 2021 Open Market Sale Agreement, the exercise of stock options under the 2013 Equity Plan, the sales of class A common stock under the 2021 ESPP, the payment of withholding tax on vesting of restricted stock units, and the repayments of other long-term secured debt. Net cash provided by financing activities decreased $1.726 billion for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to $1.050 billion in gross proceeds from our 2027 Convertible Notes during the nine months ended September 30, 2021, $500.0 million in gross proceeds from our 2028 Secured Notes during the nine months ended September 30, 2021, $404.0 million in gross proceeds from the sale of class A common stock offered under the 2021 Open Market Sale Agreement during the nine months ended September 30, 2021, a $30.0 million decrease in proceeds from the exercise of stock options under the 2013 Equity Plan in the nine months ended September 30, 2022 compared to the same period in the prior year, and $1.1 million of withholding tax paid on vesting of restricted stock units during the nine months ended September 30, 2022, partially offset by $204.7 million in gross proceeds, net of lender fees, from our 2025 Secured Term Loan during the nine months ended September 30, 2022, $24.7 million in issuance costs paid for our Convertible Notes during the nine months ended September 30, 2021, $12.8 million in issuance costs paid for our 2028 Secured Notes during the nine months ended September 30, 2021, $11.1 million in gross proceeds from the issuance of other long-term secured debt during the nine months ended September 30, 2022, $4.5 million of issuance costs paid related to the 2021 Open Market Sale Agreement during the nine months ended September 30, 2021, and a $1.6 million increase in proceeds from the sales of class A common stock under the 2021 ESPP during the nine months ended September 30, 2022 compared to the same period in the prior year.

Long-term Debt

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes and in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes. We used the net proceeds from the issuance of the Convertible Notes to acquire bitcoin.  The terms of the Convertible Notes are discussed more fully in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For the three months ended September 30, 2022 and 2021, we did not pay any interest to holders of the 2025 Convertible Notes. For the nine months ended September 30, 2022 and 2021, we paid $2.4 million and $2.5 million, respectively, in interest to holders of the 2025 Convertible Notes. The 2027 Convertible Notes do not bear regular interest and we have not paid any special interest to holders of the 2027 Convertible Notes to date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. As of September 30, 2022, approximately 14,890 of the bitcoins held by the Company serve as part of the collateral for the 2028 Secured Notes. The terms of the 2028 Secured Notes are discussed more fully in Note 4, Long-term Debt to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For the three months ended September 30, 2022 and 2021, we did not pay any interest to holders of the 2028 Secured Notes. For the nine months ended September 30, 2022, we paid $15.3 million in interest to holders of the 2028 Secured Notes. We did not pay any interest to holders of the 2028 Secured Notes for the nine months ended September 30, 2021.

In March 2022, MacroStrategy, our wholly-owned subsidiary, entered into a Credit and Security Agreement with Silvergate Bank, pursuant to which Silvergate Bank issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. We used $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan to acquire bitcoin, used $5.0 million of the net proceeds to establish the Reserve Account which serves as collateral for the 2025 Secured Term Loan, and expect to use the remaining net proceeds to pay fees, interest, and expenses related to the 2025 Secured Term Loan or for general corporate purposes. As of September 30, 2022, approximately 30,051 of the bitcoins held by MacroStrategy serve as part of the collateral for the 2025 Secured Term Loan. Subject to certain conditions described in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report, MacroStrategy can withdraw excess collateral held in the Bitcoin Collateral Account. The terms of the 2025 Secured Term Loan are discussed more fully in Note 4, Long-term Debt, to the Consolidated Financial Statements. For the three and nine months ended September 30, 2022, we paid $2.7 million and $4.3 million, respectively, in interest to Silvergate.

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. For the three and nine months ended September 30, 2022, we paid $0.3 million in principal and interest to the lender.

At-the-Market Equity Offerings

On June 14, 2021, we entered into the 2021 Open Market Sale Agreement with Jefferies, pursuant to which we issued and sold shares of our class A common stock having an aggregate offering price of approximately $1.0 billion from time to time through Jefferies. The terms of the 2021 Open Market Sale Agreement are discussed more fully in Note 10, Open Market Offerings, to the Consolidated Financial Statements. During the three and nine months ended September 30, 2021, we issued and sold 555,179 shares of our class A common stock under the 2021 Open Market Sale Agreement, at an average gross price per share of approximately $727.64, for aggregate net proceeds (less $4.5 million in sales commissions and expenses) of approximately $399.5 million. As of December 31, 2021, the cumulative aggregate offering price of the shares of class A common stock sold under the 2021 Open Market Sale Agreement was approximately $1.0 billion, inclusive of sales commissions, constituting the maximum program amount under the 2021 Open Market Sale Agreement.

On September 9, 2022, we entered into a Sales Agreement (the “2022 Sales Agreement”) with Cowen and Company LLC and BTIG, LLC, as agents (collectively, the “2022 Sales Agents”), pursuant to which we may issue and sell shares of our class A common stock having an aggregate offering price of up to $500.0 million from time to time through the 2022 Sales Agents. The terms of the 2022 Sales Agreement are discussed more fully in Note 10, At-the-Market Equity Offerings, to the Consolidated Financial Statements. As of September 30, 2022, we had not issued and sold any shares of class A common stock under the 2022 Sales Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both market price changes in bitcoin and foreign currency fluctuations.

Market Price Risk of Bitcoin.  We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of September 30, 2022, we held approximately 130,000 bitcoins. The carrying value of our bitcoins as of September 30, 2022 was $1.993 billion, which reflects cumulative impairments of $1.990 billion, on our Consolidated Balance Sheet.  We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition.  Impairment losses cannot be recovered for any subsequent increase in fair value.  For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from $17,567.45 to $48,240.00 during the nine months ended September 30, 2022, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition.  Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the nine months ended September 30, 2022, we incurred an impairment loss of $1.089 billion on our bitcoin.

Foreign Currency Risk.  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements.  International revenues accounted for 38.1% and 41.8% of our total revenues for the three months ended September 30, 2022 and 2021, respectively, and 39.7% and 43.3% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively.  We anticipate that international revenues will continue to account for a significant portion of our total revenues.  The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of September 30, 2022 and December 31, 2021, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 3.3% and 4.0%, respectively. If average exchange rates during the nine months ended September 30, 2022 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2022 would have decreased by 3.6%.  During the nine months ended September 30, 2022, our revenues were lower by 4.3% as a result of a 9.7% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal control over financial reporting to minimize the impact on the design and operating effectiveness of such internal control. We have not experienced any material impact on our internal control over financial reporting despite the fact that many of our employees continue to work remotely.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings arising in the normal course of business, including the matter described below.  Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

On August 31, 2022, the District of Columbia (the “District”), through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of our Board of Directors and our Executive Chairman, in his personal capacity, and (ii) the Company. The District is seeking, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleges that the amount of personal income taxes purportedly involved is more than $25 million. The complaint also alleges that we violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes. We believe that the District’s claims against us have no merit and we are defending aggressively against these allegations. On October 26, 2022, we filed a motion to dismiss the District’s complaint. We filed a motion to stay discovery on September 28, 2022, and the court granted this motion on October 28, 2022. The outcome of this matter is not presently determinable.

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

•	any sales by us of our bitcoin at prices above their then current carrying costs, which would result in our recording gains upon sale of our digital assets;
•	regulatory, commercial, and technical developments related to bitcoin or the bitcoin blockchain;
•	the size, timing, volume, and execution of significant orders and deliveries;
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

We may not be able to regain or increase profitability in the future

We generated a net loss for the nine months ended September 30, 2022, primarily due to digital asset impairment losses, and we may not be able to regain or increase profitability on a quarterly or annual basis in the future.  If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable.  As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2022, we had $233.0 million of deferred tax assets, which reflects a $411.8 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. If the market value of bitcoin continues to decline, we may be required to increase further the valuation allowance against the deferred tax asset. Additionally, if we are unable to regain or increase profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income tax liability could be materially adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates, earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, changes in the valuation of our deferred tax assets and liabilities, changes in the amount of our unrecognized tax benefits, or changes in tax laws, regulations, accounting principles, or interpretations thereof.  In addition, if we sold any of our bitcoin at prices greater than the cost basis of the bitcoin sold, we would incur a tax liability with respect to any gain recognized, and such tax liability could be material.

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

In addition, in response to significant market volatility and disruptions to business operations resulting from the COVID-19 pandemic, legislatures and taxing authorities in many jurisdictions in which we operate have implemented, and in the future may implement additional changes to their tax rules.  As part of the U.S. Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act (“FFCR Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were enacted in March 2020. Both contain numerous tax provisions.  Regulatory guidance under the Tax Act, FFCR Act, and CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition.  Additional legislation may be enacted in connection with the COVID-19 pandemic, some of which could have tax provisions that impact us.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act, FFCR Act, or CARES Act.  These changes in law could include modifications that have temporary effect or more permanent changes.  The impact of these changes on us, our long-term tax planning, and our effective tax rate could be material.

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

Risks Related to Our Bitcoin Acquisition Strategy and Holdings

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin

Bitcoin is a highly volatile asset that has traded below $20,000 per bitcoin and above $65,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Quarterly Report. During the nine months ended September 30, 2022, the significant decrease in the trading price of bitcoin significantly reduced the value of the bitcoin we hold.  Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales or implementing strategies that we may consider to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to counterparties.  As of the date of this Quarterly Report on Form 10-Q, we have not sold any bitcoin or implemented any such revenue generating strategies. If we continue to increase our overall holdings of bitcoin in the future, our bitcoin holdings will have a greater impact on our financial results and the market price of our class A common stock. See “Risks Related to Our Bitcoin Acquisition Strategy and Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

We are continually examining the risks and rewards of our bitcoin acquisition strategy.  This strategy has not been tested over time or under various market conditions.  For example, although we believe bitcoin can serve as a hedge against inflation in the long term, the short term price of bitcoin has been volatile in recent periods and has declined even as the inflation rate increased.  Some investors and other market participants may disagree with our bitcoin acquisition strategy or actions we undertake to implement it.  If bitcoin prices continue to fall or our bitcoin acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our class A common stock would be adversely impacted.

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

The price of bitcoin may be influenced by legal, commercial, and technical factors that are highly uncertain, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our class A common stock

Fluctuations in the price of bitcoin have in the past and are likely to continue to influence our financial results and the market price of our class A common stock. Our financial results and the market price of our class A common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially, including as a result of:

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

•	negative or unpredictable media or social media coverage of bitcoin;
•

negative public sentiment related to the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental, non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;

•	changes in consumer preferences and the perceived value or prospects of bitcoin;
•

competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

•

due to the correlation between the prices of bitcoin and other digital assets, a decrease in the price of other digital assets, including as a result of the crash in one or more digital assets or platforms, such as the May 2022 crash of the stablecoin Terra USD, or widespread defaults on digital asset exchanges, trading venues or lending platforms, such as the widespread default that affected and contributed to the crash and subsequent filing for bankruptcy protection of the digital asset lending platform Celsius Network;

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

•

the bankruptcy, liquidation, or market concerns about the financial viability, of one or more digital asset custodians, trading venues, lending platforms, or investment funds, such as the digital asset lending platforms Celsius Network and Voyager Digital Holdings filing for bankruptcy protection in 2022, and the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022;

•

regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, or public perception of bitcoin, or that adversely affect the operations of digital asset custodians or trading venues;

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
•

developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography being used by bitcoin becoming insecure or ineffective; and

•

changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict.

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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin.  For example:

•

On March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce.  Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers.

•

On September 8, 2022, the White House Office of Science and Technology Policy issued a report in coordination with other federal agencies relating to the climate and energy implications of digital assets, including Bitcoin, in the United States.

Among its finding are that digital assets are energy intensive and drive significant environmental impacts, and the report recommends further study of the environmental impact of digital assets and the development of environmental performance regulations for digital asset miners, which may include limiting or eliminating digital assets that use high energy intensity consensus mechanisms, including the proof-of-work consensus mechanisms on which the bitcoin blockchain is based.

•

On April 4, 2022, SEC Chair Gary Gensler announced that he has asked SEC staff to work (i) to register and regulate digital asset platforms like securities exchanges; (ii) with the Commodities Futures Trading Commission on how to jointly address digital asset platforms that trade both securities and non-securities; (iii) on segregating out digital asset platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market making functions of digital asset platforms, if appropriate.  Similarly, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets.

•

In the European Union, in October 2022, the Council of the EU agreed to the full legal text of legislation known as the Markets in Crypto Assets Regulation (“MiCA”), which contains provisions which will regulate the use of digital assets, like bitcoin. While MiCA still requires approval from the European Parliament, the legislation approved by the Council of the EU included provisions that will require the European Commission (i) to provide a report on the environmental impact of crypto-assets and (ii) based upon such report, introduce mandatory minimum sustainability standards for consensus mechanisms, including the proof-of-work consensus mechanisms on which the bitcoin blockchain is based.

•	In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

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

At September 30, 2022, we carried $1.993 billion of digital assets on our balance sheet, consisting of approximately 130,000 bitcoins and reflecting $1.990 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $60.4 million in cash and cash equivalents, compared to a carrying value of $2.406 billion of digital assets, consisting of approximately 114,042 bitcoins, and $57.0 million in cash and cash equivalents at September 30, 2021. Digital asset impairment losses of $1.089 billion incurred during the nine months ended September 30, 2022 represented 79.3% of our operating expenses, contributing to our net loss of $1.220 billion for the nine months ended September 30, 2022, compared to $684.0 million in digital asset impairment losses in the nine months ended September 30, 2021 representing 71.6% of our operating expenses and contributing to our net loss of $445.5 million for the nine months ended September 30, 2021.

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

Another reason for the substantial premium to NAV historically exhibited by the trading prices of shares of some bitcoin investment vehicles is that such vehicles operate in a manner similar to closed-end investment funds as opposed to exchange-traded funds (“ETFs”) and therefore do not continuously offer to create and redeem their shares at NAV in exchange for bitcoin. Although several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV, the SEC has generally declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. Most recently, in June 2022 the SEC denied proposals from NYSE Arca, Inc. to convert Grayscale Bitcoin Trust into a spot bitcoin ETF and to list and trade shares of the Bitwise Bitcoin ETF. However, in October 2021, the SEC permitted the listing of ETFs that invest primarily in bitcoin futures contracts. It is unclear as to whether or to what extent the existence of ETFs that invest in bitcoin futures contracts will have on any premium over the value of our bitcoin holdings that may be included in the value of our class A common stock.

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

Our bitcoin acquisition strategy subjects us to enhanced regulatory oversight

As noted above, several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV. To date the SEC has declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. Even though we do not function in the manner of an ETF and do not offer continuous share creation and redemption at NAV, it is possible that we nevertheless could face regulatory scrutiny from the SEC due to our bitcoin holdings.

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

We have entered into a bitcoin-collateralized loan and may consider issuing additional debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider strategies to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to counterparties. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of October 31, 2022, we held approximately 130,000 bitcoins that were acquired at an aggregate purchase price of $3.983 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. The price of bitcoin has recently experienced a significant decline, and this has had, and any further significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

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

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. In light of the significant amount of bitcoin we hold, we are continuing to seek a greater degree of diversification in the use of custodial services as the extent of potential risk of loss is dependent, in part, on the degree of diversification. As of September 30, 2022, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, as noted above, the use of custodians to hold our bitcoin exposes us to the risk that the bitcoin custodially-held on our behalf could be subject to bankruptcy proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin.  Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings.  For the nine months ended September 30, 2022, transactions by channel partners for which we recognized revenue accounted for 25.2% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships.  Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings.  If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $174.7 million as of September 30, 2022.  The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $81.2 million of other remaining performance obligations as of September 30, 2022, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet.  As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the nine months ended September 30, 2022, our top three product licenses transactions with recognized revenue totaled $12.1 million, or 20.5% of total product licenses revenues, compared to $10.1 million, or 14.6% of total product licenses revenues, for the nine months ended September 30, 2021.

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

Although our total revenues for the nine months ended September 30, 2022 were not materially impacted by COVID-19, our revenues may be negatively impacted in future periods until the effects of the pandemic and the efforts to address it have fully subsided and the current macroeconomic environment has substantially recovered.  The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

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

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility, or other third-party services, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, Argentina, and Poland.  In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services, including AWS, Azure, and other cloud services. Any disruptions or failures of our systems or the third-party hosting facility or other services that we use, including as a result of a natural disaster, fire, cyberattack (including the potential increase in risk for such attacks due to cyberwarfare in connection with the ongoing conflict between Russia and Ukraine), act of terrorism, geopolitical conflict (including due to the ongoing conflict between Russia and Ukraine and any potential conflict involving China and Taiwan), pandemic (including the ongoing COVID-19 pandemic), the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, host country restrictions on the conduct of our business operations or the availability of our offerings, or other unanticipated problems with our systems or the third-party services that we use, such as a failure to meet service standards, could severely impact our ability to conduct our business operations or to attract new customers or maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 38.1% and 41.8% of our total revenues for the three months ended September 30, 2022 and 2021, respectively, and 39.7% and 43.3% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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
•

natural disasters, acts of war (including risks relating to the ongoing conflict between Russia and Ukraine and any potential conflict involving China and Taiwan), terrorism, or pandemics (including the ongoing COVID-19 pandemic); and

•

political instability and security risks in the countries where we are doing business, including, without limitation, political and economic instability caused by the current conflict between Russia and Ukraine and economic sanctions adopted in response to the conflict.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of Michael J. Saylor, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel.  Competition for qualified employees in the technology industry has historically been high, and may be further amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers, including restrictions imposed in response to the COVID-19 pandemic. We may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman.  If we lose the services of Mr. Saylor, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

Moreover, due to Brexit, the SCCs issued by the European Commission are no longer automatically adopted in the United Kingdom post-Brexit.  In response, the UK’s Information Commissioner’s Office (“ICO”) published a template Addendum to the new EU SCCS which adapts the new EU SCCs for UK use.  In the alternative, the ICO also published the international data transfer agreement (“IDTA”). The IDTA replaces the current set of SCCs being used in the UK.  The UK SCCs Addendum and IDTA, after having been put before UK parliament, have been in force as of March 2022 and UK-based organizations were required to start using the UK IDTA or Addendum for new data transfer arrangements starting in September 2022.

The rules involving these alternative SCC data transfer options are continually undergoing revision and these transfer mechanisms may also be declared invalid (or require us to change our business practices) in the future, requiring us to provide an alternative means of data transfer or implement significant changes in our data security and protection practices. In addition, the required terms for contracts containing SCCs along with recommended supplemental provisions are changing and may require us to assume additional obligations, otherwise inhibit or restrict our ability to undertake certain activities, or incur additional costs related to data protection.

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

The state of California has also adopted a comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020.  We may be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a privacy law, the California Privacy Rights Act (“CPRA”), which amends the CCPA to create privacy rights and obligations in California, and goes into effect in January 2023. Virginia, Colorado, Utah, and Connecticut have passed laws similar to the CCPA, all of which go into effect in 2023, and several other states are considering bills similar to the CCPA or other generally applicable privacy laws that may impose additional costs and obligations on us. In March 2022, the U.S. federal government also passed the Cyber Incident Reporting for Critical Infrastructure Act of 2022, which will require companies deemed to be part of U.S. critical infrastructure to report any substantial cybersecurity incidents or ransom payments to the federal government within 72 and 24 hours, respectively.  The implementing regulations are not expected for another two-to-three years.

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

Our having entered into indemnification agreements with Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman, to supplement our conventional director and officer liability insurance provided by third-party insurance carriers could negatively affect our business and the market price of our class A common stock

Due to market trends toward higher premiums and the novelty of our bitcoin acquisition strategy, we were unable to obtain our desired coverage level for director and officer liability insurance from commercial carriers on acceptable terms, and in lieu of such insurance from June 2021 through June 2022, and as a supplement to commercial carrier coverage we were able to obtain beginning in June 2022, we have entered into indemnification agreements with Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman, pursuant to which Mr. Saylor has agreed to personally indemnify our directors and officers with respect to claims and expenses substantially similar to those typically covered under conventional director and officer insurance policies to the extent such claims and expenses are not covered by insurance provided by commercial carriers, for which we agreed to pay Mr. Saylor applicable fees. Our having entered into such indemnification agreements with Mr. Saylor could have adverse effects on our business, including making it more difficult to attract and retain qualified directors and officers due to the unconventional nature of the arrangement and potential concerns that the indemnification arrangement might not provide the same level of protection that might otherwise be provided by coverage obtained entirely through conventional director and officer insurance. In addition, our indemnity arrangements with Mr. Saylor may result in some investors perceiving that our independent directors are not sufficiently independent from Mr. Saylor due to their entitlement to personal indemnification from him, which may have an adverse effect on the market price of our class A common stock.

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $267.51 as of October 31, 2022. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock.  Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.  As of October 25, 2022, holders of our class B common stock owned 1,964,025 shares of class B common stock, or 67.7% of the total voting power. As of October 25, 2022, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 1,961,668 shares of class B common stock, or 67.7% of the total voting power.  Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments or other convertible securities could depress the price of our class A common stock

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, we may sell shares of our class A common stock having an aggregate offering price of up to $500.0 million from time to time through the 2022 Sales Agents under the 2022 Sales Agreement. We cannot predict:

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of September 30, 2022, we had $1.7 billion aggregate principal amount of indebtedness under the Convertible Notes, $500.0 million aggregate principal amount of indebtedness under the 2028 Secured Notes, $205.0 million of outstanding borrowings under the 2025 Secured Term Loan, and $11.0 million of other long-term indebtedness.

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

We may be required to repay the 2028 Secured Notes prior to their stated maturity date, if the springing maturity feature is triggered

The 2028 Secured Notes have a stated maturity date of June 15, 2028, but include a springing maturity feature that will cause the stated maturity date to spring ahead to the date that is (i) 91 days prior to the existing maturity date of the 2025 Convertible Notes (which is September 15, 2025), (ii) 91 days prior to the existing maturity date of the 2027 Convertible Notes (which is November 16, 2026), or (iii) the maturity date of any future convertible debt that we may issue that is then outstanding, unless on such dates we meet specified liquidity requirements or less than $100,000,000 of aggregate principal amount of the 2025 Convertible Notes, the 2027 Convertible Notes, or such future convertible debt, as applicable, remains outstanding.  If such springing maturity feature is triggered, we will be required to pay all amounts outstanding under the 2028 Secured Notes sooner than they would otherwise be due, we may not have sufficient funds available to pay such amounts at that time, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

Our MacroStrategy subsidiary has no independent operations other than holding bitcoin and financing activities and will depend on cash contributions from us and/or sales of bitcoin to meet its obligations under the Credit and Security Agreement under which the 2025 Secured Term Loan was issued

Our MacroStrategy subsidiary primarily holds bitcoin, a $5.0 million cash reserve account held as collateral for the 2025 Secured Term Loan, and certain cash proceeds retained from the 2025 Secured Term Loan. As of September 30, 2022, MacroStrategy had no operations other than purchasing and holding bitcoin and those related to the administration and repayment of the loan principal outstanding and interest due under the Credit and Security Agreement. MacroStrategy’s principal sources of funds to make payments pursuant to the Credit and Security Agreement are capital contributions, loans or other cash payments from us, which may be restricted by the covenants governing the 2028 Secured Notes, and sales of bitcoin, which in turn may be restricted due to the requirement in the Credit and Security Agreement requiring MacroStrategy to maintain the LTV Ratio below 50%.  Accordingly, MacroStrategy may not have sufficient funds available to pay amounts due under the Credit and Security Agreement when they become due, and MacroStrategy and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

MacroStrategy has contributed and may in the future be required to contribute additional bitcoin to the collateral package securing the Credit and Security Agreement or repay certain amounts outstanding thereunder prior to its stated maturity date, if the value of bitcoin declines

The Credit and Security Agreement has a stated maturity date of March 23, 2025, but includes a requirement that MacroStrategy maintain an LTV Ratio of less than 50%. As a result, MacroStrategy is required to maintain more than $410.0 million of bitcoin in the account securing the borrowings under the Credit and Security Agreement, assuming the full $205.0 million aggregate principal amount of the 2025 Secured Term Loan remains outstanding. If the price of bitcoin drops such that the LTV Ratio equals or exceeds the Maximum LTV Ratio of 50%, MacroStrategy will be required to either deposit additional bitcoin into such account or prepay a portion of the outstanding borrowings under the Credit and Security Agreement such that the LTV Ratio is reduced to 25% or less (or 35% or less, provided that in such case the interest rate on the outstanding borrowings will be increased by 25 basis points until such time as the LTV Ratio is reduced to 25% or less).  In June 2022, as the price of bitcoin declined causing the LTV Ratio to increase, MacroStrategy deposited 10,585 additional bitcoins into the account securing the borrowing under the Credit and Security Agreement to help ensure that the LTV Ratio remained below the Maximum LTV Ratio. If MacroStrategy is not able to maintain an LTV Ratio of less than 50% at any time prior to the maturity date of the Credit and Security Agreement, MacroStrategy may be required to repay some of the principal outstanding under the Credit and Security Agreement sooner than such amounts would otherwise be due, MacroStrategy may not have sufficient funds available to pay such amounts at that time or the ability to sell bitcoin to generate additional funds, and MacroStrategy and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

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

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness. Our wholly-owned subsidiary, MacroStrategy, which holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes and the bitcoin that we acquired from the proceeds of the sale of our class A shares pursuant to the 2021 Open Market Sales Agreement or may acquire from proceeds we may generate from the 2022 Sales Agreement, is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs under such indebtedness. MacroStrategy holds approximately 115,110 bitcoins that, as of September 30, 2022, had a carrying value of $1.731 billion on our Consolidated Balance Sheet, representing 68.0% of our consolidated total assets at such date. As of September 30, 2022, approximately 30,051 bitcoins held by MacroStrategy are pledged as collateral under the Credit and Security Agreement that secures MacroStrategy’s obligations under the 2025 Secured Term Loan. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and nine months ended September 30, 2022, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.  See Note 6, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding our Share Repurchase Program.

Item 5. Other Information

Earnings Release

On November 1, 2022, we issued a press release announcing the Company’s financial results for the quarter ended September 30, 2022. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

10.1†*	Amendment No. 1 to Indemnification Agreement (Excess Agreement), effective as of August 30, 2022, by and between the registrant and Michael J. Saylor.

10.2

Sales Agreement, dated as of September 9, 2022, by and among the Company, Cowen and Company, LLC and BTIG, LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2022 (File No. 000-24435)).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated November 1, 2022, regarding the Company’s financial results for the quarter ended September 30, 2022.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Date: November 1, 2022