Form 10-Q
period 2023-03-31
MICROSTRATEGY Inc
filed 2023-05-01
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of April 24, 2023, the registrant had 10,994,626 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,311	$43,835
Restricted cash	2,153	7,033
Accounts receivable, net	139,178	189,280
Prepaid expenses and other current assets	24,034	24,418
Total current assets	259,676	264,566
Digital assets	2,000,392	1,840,028
Property and equipment, net	31,338	32,311
Right-of-use assets	59,655	61,299
Deposits and other assets	23,825	23,916
Deferred tax assets, net	651,516	188,152
Total assets	$3,026,402	$2,410,272
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$50,604	$42,976
Accrued compensation and employee benefits	39,199	53,716
Accrued interest	10,368	2,829
Current portion of long-term debt, net	460	454
Deferred revenue and advance payments	211,768	217,428
Total current liabilities	312,399	317,403
Long-term debt, net	2,175,918	2,378,560
Deferred revenue and advance payments	11,646	12,763
Operating lease liabilities	65,355	67,344
Other long-term liabilities	17,675	17,124
Deferred tax liabilities	198	198
Total liabilities	2,583,191	2,793,392
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 19,679 shares issued and 10,995 shares outstanding, and 18,269 shares issued and 9,585 shares outstanding, respectively	20	18
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,205,518	1,841,120
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(13,063)	(13,801)
Accumulated deficit	(967,162)	(1,428,355)
Total stockholders’ equity (deficit)	443,211	(383,120)
Total liabilities and stockholders’ equity (deficit)	$3,026,402	$2,410,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Revenues:
Product licenses	$17,412	$16,513
Subscription services	18,810	12,845
Total product licenses and subscription services	36,222	29,358
Product support	65,481	67,151
Other services	20,212	22,768
Total revenues	121,915	119,277
Cost of revenues:
Product licenses	534	477
Subscription services	7,856	5,410
Total product licenses and subscription services	8,390	5,887
Product support	5,768	5,191
Other services	13,783	14,599
Total cost of revenues	27,941	25,677
Gross profit	93,974	93,600
Operating expenses:
Sales and marketing	36,106	33,240
Research and development	31,358	33,523
General and administrative	27,906	26,706
Digital asset impairment losses	18,911	170,091
Total operating expenses	114,281	263,560
Loss from operations	(20,307)	(169,960)
Interest expense, net	(14,930)	(11,039)
Gain on debt extinguishment	44,686	0
Other (expense) income, net	(1,443)	2,225
Income (loss) before income taxes	8,006	(178,774)
Benefit from income taxes	(453,187)	(48,023)
Net income (loss)	$461,193	$(130,751)
Basic earnings (loss) per share (1)	$38.97	$(11.58)
Weighted average shares outstanding used in computing basic earnings (loss) per share	11,834	11,289
Diluted earnings (loss) per share (1)	$31.79	$(11.58)
Weighted average shares outstanding used in computing diluted earnings (loss) per share	14,575	11,289

(1) Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Net income (loss)	$461,193	$(130,751)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	738	(2,009)
Total other comprehensive income (loss)	738	(2,009)
Comprehensive income (loss)	$461,931	$(132,760)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, unaudited)

		Class A		Class B Convertible		Additional			Accumulated Other	(Accumulated Deficit)
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2022	$978,958	18,006	$18	1,964	$2	$1,727,143	(8,684)	$(782,104)	$(7,543)	$41,442
Net loss	(130,751)	0	0	0	0	0	0	0	0	(130,751)
Other comprehensive loss	(2,009)	0	0	0	0	0	0	0	(2,009)	0
Issuance of class A common stock upon exercise of stock options	288	2	0	0	0	288	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,805	7	0	0	0	2,805	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(501)	3	0	0	0	(501)	0	0	0	0
Share-based compensation expense	14,209	0	0	0	0	14,209	0	0	0	0
Balance at March 31, 2022	$862,999	18,018	$18	1,964	$2	$1,743,944	(8,684)	$(782,104)	$(9,552)	$(89,309)
Net loss	(1,062,298)	0	0	0	0	0	0	0	0	(1,062,298)
Other comprehensive loss	(4,113)	0	0	0	0	0	0	0	(4,113)	0
Issuance of class A common stock upon exercise of stock options	423	3	0	0	0	423	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(49)	0	0	0	0	(49)	0	0	0	0
Share-based compensation expense	15,970	0	0	0	0	15,970	0	0	0	0
Balance at June 30, 2022	$(187,068)	18,021	$18	1,964	$2	$1,760,288	(8,684)	$(782,104)	$(13,665)	$(1,151,607)
Net loss	(27,079)	0	0	0	0	0	0	0	0	(27,079)
Other comprehensive loss	(4,514)	0	0	0	0	0	0	0	(4,514)	0
Issuance of class A common stock upon exercise of stock options	621	4	0	0	0	621	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	1,668	9	0	0	0	1,668	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(642)	4	0	0	0	(642)	0	0	0	0
Share-based compensation expense	16,725	0	0	0	0	16,725	0	0	0	0
Balance at September 30, 2022	$(200,289)	18,038	$18	1,964	$2	$1,778,660	(8,684)	$(782,104)	$(18,179)	$(1,178,686)
Net loss	(249,669)	0	0	0	0	0	0	0	0	(249,669)
Other comprehensive income	4,378	0	0	0	0	0	0	0	4,378	0
Issuance of class A common stock upon exercise of stock options	61	0	0	0	0	61	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(1,021)	12	0	0	0	(1,021)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	46,219	219	0	0	0	46,219	0	0	0	0
Share-based compensation expense	17,201	0	0	0	0	17,201	0	0	0	0
Balance at December 31, 2022	$(383,120)	18,269	$18	1,964	$2	$1,841,120	(8,684)	$(782,104)	$(13,801)	$(1,428,355)
Net income	461,193	0	0	0	0	0	0	0	0	461,193
Other comprehensive income	738	0	0	0	0	0	0	0	738	0
Issuance of class A common stock upon exercise of stock options	6,750	44	0	0	0	6,750	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,380	13	0	0	0	2,380	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(514)	4	0	0	0	(514)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	338,962	1,349	2	0	0	338,960	0	0	0	0
Share-based compensation expense	16,822	0	0	0	0	16,822	0	0	0	0
Balance at March 31, 2023	$443,211	19,679	$20	1,964	$2	$2,205,518	(8,684)	$(782,104)	$(13,063)	$(967,162)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$461,193	$(130,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,431	2,691
Reduction in carrying amount of right-of-use assets	2,124	1,994
Credit losses and sales allowances	21	272
Deferred taxes	(460,061)	(57,445)
Release of liabilities for unrecognized tax benefits	(102)	0
Share-based compensation expense	17,555	14,394
Digital asset impairment losses	18,911	170,091
Amortization of issuance costs on long-term debt	2,210	2,129
Gain on debt extinguishment	(44,686)	0
Changes in operating assets and liabilities:
Accounts receivable	10,241	8,183
Prepaid expenses and other current assets	423	(2,838)
Deposits and other assets	(6)	(5,801)
Accounts payable and accrued expenses	4,230	(2,041)
Accrued compensation and employee benefits	(16,327)	(12,735)
Accrued interest	7,539	9,051
Deferred revenue and advance payments	33,352	48,895
Operating lease liabilities	(2,594)	(2,382)
Other long-term liabilities	(57)	(25)
Net cash provided by operating activities	37,397	43,682
Investing activities:
Purchases of digital assets	(179,275)	(215,500)
Purchases of property and equipment	(499)	(641)
Net cash used in investing activities	(179,774)	(216,141)
Financing activities:
Proceeds from secured term loan, net of lender fees	0	204,693
Repayments of secured term loan	(159,900)	0
Repayments of other long-term secured debt	(128)	0
Proceeds from sale of common stock under public offerings	341,062	0
Issuance costs paid related to sale of common stock under public offerings	(2,045)	0
Proceeds from exercise of stock options	6,750	288
Proceeds from sales under employee stock purchase plan	2,380	2,805
Payment of withholding tax on vesting of restricted stock units	(497)	(495)
Net cash provided by financing activities	187,622	207,291
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	351	(324)
Net increase in cash, cash equivalents, and restricted cash	45,596	34,508
Cash, cash equivalents, and restricted cash, beginning of period	50,868	64,434
Cash, cash equivalents, and restricted cash, end of period	$96,464	$98,942

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

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the Company’s accounting policies since December 31, 2022.

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

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	March 31,	December 31,
	2023	2022
Approximate number of bitcoins held	140,000	132,500
Digital assets carrying value	$2,000,392	$1,840,028
Cumulative digital asset impairment losses	$2,172,073	$2,153,162

The carrying value represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through March 31, 2023 or December 31, 2022, respectively, and not as of March 31, 2023 or December 31, 2022, respectively.

The following table summarizes the Company’s digital asset purchases and digital asset impairment losses (in thousands, except number of bitcoins) for the periods indicated. The Company did not sell any of its bitcoins during the three months ended March 31, 2023 or 2022, respectively.

	Three Months Ended
	March 31,
	2023	2022
Approximate number of bitcoins purchased	7,500	4,827
Digital asset purchases	$179,275	$215,500
Digital asset impairment losses	$18,911	$170,091

From time to time, the Company may be extended short-term credits from Coinbase or other execution partners to purchase bitcoin in advance of using cash funds in the Company’s trading account. The trade credits are due and payable in cash within days after they are extended. As of March 31, 2023, the Company had no outstanding trade credits payable.

As of March 31, 2023, approximately 14,890 of the bitcoins held by the Company serve as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), as further described in Note 4, Long-term Debt, to the Consolidated Financial Statements. All of the Company’s bitcoins previously serving as collateral for a $205.0 million term loan (the “2025 Secured Term Loan”) issued to MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, by Silvergate Bank (“Silvergate”) were released from collateral upon the repayment of the 2025 Secured Term Loan during the first quarter of 2023. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further details of the 2025 Secured Term Loan and its repayment.

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

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2023	2022
Billed and billable	$141,702	$191,844
Less: allowance for credit losses	(2,524)	(2,564)
Accounts receivable, net	$139,178	$189,280

Changes in the allowance for credit losses were not material for the three months ended March 31, 2023.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consist of $1.0 million and $0.6 million, as of March 31, 2023 and December 31, 2022, respectively, related to accrued sales and usage-based royalty revenue and performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. In royalty-based arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $1.3 million and $0.7 million, as of March 31, 2023 and December 31, 2022, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three months ended March 31, 2023 and 2022, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2023	2022
Current:
Deferred product licenses revenue	$479	$2,825
Deferred subscription services revenue	46,719	51,861
Deferred product support revenue	159,792	155,366
Deferred other services revenue	4,778	7,376
Total current deferred revenue and advance payments	$211,768	$217,428

Non-current:
Deferred product licenses revenue	$2,710	$2,742
Deferred subscription services revenue	2,671	3,030
Deferred product support revenue	5,712	6,387
Deferred other services revenue	553	604
Total non-current deferred revenue and advance payments	$11,646	$12,763

During the three months ended March 31, 2023, the Company recognized revenues of $80.7 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2023. During the three months ended March 31, 2022, the Company recognized revenues of $74.9 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2022. For the three months ended March 31, 2023 and 2022, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of March 31, 2023, the Company had an aggregate transaction price of $316.8 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. The Company expects to recognize $243.3 million within the next 12 months and the remainder thereafter.

(4) Long-term Debt

The net carrying value of the Company’s long-term debt (in thousands) consisted of the following, as of:

	March 31, 2023	December 31, 2022
2025 Convertible Notes	$641,645	$640,888
2027 Convertible Notes	1,034,283	1,033,277
2028 Secured Notes	489,948	489,547
2025 Secured Term Loan	0	204,688
Other long-term secured debt	10,042	10,160
Total	$2,175,918	$2,378,560

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

The terms of the 2025 Convertible Notes and 2027 Convertible Notes (collectively, the “Convertible Notes”) are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

There have been no adjustments to the initial conversion rates for each of the Convertible Notes as of March 31, 2023. As of March 31, 2023, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Convertible Notes and 2027 Convertible Notes, respectively.

During the three months ended March 31, 2023, the 2025 Convertible Notes were not convertible at the option of the holders of the 2025 Convertible Notes. During the three months ended March 31, 2022, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes. During the three months ended March 31, 2023 and 2022, the 2027 Convertible Notes were not convertible at any time. No conversions of the Convertible Notes occurred during the three months ended March 31, 2023 or 2022. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods.

As of March 31, 2023 and December 31, 2022, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s convertible debt instruments as of March 31, 2023 (in thousands):

	March 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(8,355)	$641,645	$573,086	Level 2
2027 Convertible Notes	1,050,000	(15,717)	1,034,283	559,125	Level 2
Total	$1,700,000	$(24,072)	$1,675,928	$1,132,211

The following is a summary of the Company’s convertible debt instruments as of December 31, 2022 (in thousands):

	December 31, 2022
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(9,112)	$640,888	$364,000	Level 2
2027 Convertible Notes	1,050,000	(16,723)	1,033,277	394,800	Level 2
Total	$1,700,000	$(25,835)	$1,674,165	$758,800

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended March 31, 2023 and 2022, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$1,219	$757	$1,976	$1,219	$748	$1,967
2027 Convertible Notes	0	1,006	1,006	0	1,002	1,002
Total	$1,219	$1,763	$2,982	$1,219	$1,750	$2,969

The Company did not pay any interest expense related to the 2025 Convertible Notes during the three months ended March 31, 2023 or 2022. The Company has not paid any special interest expense related to the 2027 Convertible Notes to date.

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

The 2028 Secured Notes include a springing maturity feature that will cause the stated maturity date to spring ahead to: (1) September 15, 2025 (the “First Springing Maturity Date”), unless on the First Springing Maturity Date (i) the Company has Liquidity (as defined in the 2028 Secured Notes Indenture) in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2025 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2025 Convertible Notes remains outstanding, (2) November 16, 2026 (the “Second Springing Maturity Date”), unless on the Second Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2027 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2027 Convertible Notes remains outstanding, or (3) the date (such date, an “FCCR Springing Maturity Date”) that is 91 days prior to the maturity date of any FCCR Convertible Indebtedness (as defined in the indenture for the 2028 Secured Notes), unless on the FCCR Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on such FCCR Convertible Indebtedness or (ii) less than $100,000,000 of the aggregate principal amount of such FCCR Convertible Indebtedness remains outstanding. As of March 31, 2023, for purposes of calculating Liquidity, the Company and its Restricted Subsidiaries (as defined in the indenture for the 2028 Secured Notes) owned approximately 92,079 unencumbered Existing Digital Assets (as defined in the indenture for the 2028 Secured Notes).

The terms of the 2028 Secured Notes are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The 2028 Secured Notes are governed by an indenture containing certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates. The Company was in compliance with its debt covenants as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2028 Secured Notes as of March 31, 2023 (in thousands):

	March 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(10,052)	$489,948	$441,875	Level 2

The following is a summary of the 2028 Secured Notes as of December 31, 2022 (in thousands):

	December 31, 2022
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(10,453)	$489,547	$369,800	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended March 31, 2023 and 2022, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,656	$401	$8,057	$7,656	$376	$8,032

The Company did not pay any interest expense related to the 2028 Secured Notes during the three months ended March 31, 2023 and 2022.

Secured Term Loan

On March 23, 2022, MacroStrategy, a wholly-owned subsidiary of the Company, entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with Silvergate pursuant to which Silvergate issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. On March 24, 2023, MacroStrategy and Silvergate entered into a Prepayment, Waiver and Payoff to Credit and Security Agreement, pursuant to which MacroStrategy voluntarily prepaid Silvergate approximately $161.0 million (the “Payoff Amount”), in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. Upon Silvergate’s receipt of the Payoff Amount on March 24, 2023, the Credit and Security Agreement was terminated.

The Payoff Amount consisted of a $159.9 million payment to repay the full $205.0 million outstanding principal amount of the 2025 Secured Term Loan as of March 24, 2023 and a $1.1 million payment for accrued unpaid interest on the 2025 Secured Term Loan as of March 24, 2023. The Company also incurred $0.1 million in third party fees in connection with the repayment of the 2025 Secured Term Loan. The net carrying value of the 2025 Secured Term Loan as of March 24, 2023, immediately prior to the loan’s repayment, was $204.7 million, which resulted in a $44.7 million gain on debt extinguishment recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2023.

The 2025 Secured Term Loan bore interest at a floating rate equal to the Secured Overnight Financing Rate 30 Day Average as published by the Federal Reserve Bank of New York’s website plus 3.70%, with a floor of 3.75%, with interest payable monthly in arrears beginning May 2022. The 2025 Secured Term Loan was scheduled to mature on March 23, 2025, unless earlier prepaid or repaid in accordance with the terms of the Credit and Security Agreement. The total net proceeds from the 2025 Secured Term Loan, after deducting lender fees and third-party costs, were approximately $204.6 million.

In accordance with the terms of the Credit and Security Agreement, the 2025 Secured Term Loan was collateralized at closing by bitcoin with a value of approximately $820.0 million placed in a collateral account (the “Bitcoin Collateral Account”) with a custodian mutually authorized by Silvergate and MacroStrategy. While the 2025 Secured Term Loan was outstanding, MacroStrategy was required to maintain a loan to collateral value ratio (“LTV Ratio”) of less than 50%. Upon Silvergate’s receipt of the Payoff Amount on March 24, 2023, Silvergate released its security interest in all of MacroStrategy’s assets collateralizing the 2025 Secured Term Loan, including all of the approximately 34,619 bitcoins then held in the Bitcoin Collateral Account.

Separate and apart from the requirements associated with the LTV Ratio, MacroStrategy established a $5.0 million cash reserve account (the “Reserve Account”) with Silvergate to serve as additional collateral for the 2025 Secured Term Loan. On March 24, 2023, the $5.0 million then held in the Reserve Account was applied against the Payoff Amount, reducing the amount of additional funds that were required to be paid by MacroStrategy to Silvergate in connection with the payoff of the 2025 Secured Term Loan. As of December 31, 2022, the Reserve Account was presented within “Restricted cash” in the Company’s Consolidated Balance Sheet and the Bitcoin Collateral Account was presented within “Digital assets” in the Company’s Consolidated Balance Sheet as further described in Note 4, Digital Assets, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The terms of the 2025 Secured Term Loan are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The outstanding principal amount of the 2025 Secured Term Loan approximated its fair value as of December 31, 2022 as the 2025 Secured Term Loan bore interest at a floating rate and was over-collateralized (the Company was required to maintain an LTV ratio of less than 50%). Additionally, the Company had approximately 82,991 unencumbered bitcoins that were available to be pledged as additional collateral at December 31, 2022.

For the three months ended March 31, 2023 and 2022, interest expense related to the 2025 Secured Term Loan was as follows (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Secured Term Loan	$3,781	$31	$3,812	$176	$3	$179

The Company paid $5.1 million in interest expense related to the 2025 Secured Term Loan during the three months ended March 31, 2023, $1.1 million of which was included in the Payoff Amount. The Company did not pay any interest expense related to the 2025 Secured Term Loan during the three months ended March 31, 2022.

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. As of March 31, 2023, the loan had a net carrying value of $10.5 million and an outstanding principal balance of $10.7 million, after monthly payments made under the terms of the agreement. As of March 31, 2023, $0.5 million of the net carrying value is short-term and is presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheet.

Maturities

The following table shows the maturities of the Company’s debt instruments as of March 31, 2023 (in thousands). The principal payments related to the 2028 Secured Notes are included in the table below based on the First Springing Maturity Date of September 15, 2025, as if the springing maturity feature discussed above were triggered. As of March 31, 2023, the Company expects to be able to satisfy the requirements in the 2028 Secured Notes Indenture to avoid triggering the springing maturity feature of the 2028 Secured Notes.

Payments due by period ended March 31,	2025 Convertible Notes	2027 Convertible Notes	2028 Secured Notes	Other long-term secured debt	Total
2024	$0	$0	$0	$518	$518
2025	0	0	0	547	547
2026	650,000	0	500,000	577	1,150,577
2027	0	1,050,000	0	608	1,050,608
2028	0	0	0	8,477	8,477
Thereafter	0	0	0	0	0
Total	$650,000	$1,050,000	$500,000	$10,727	$2,210,727

(5) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Balance Sheets as of March 31, 2023 or December 31, 2022.

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

The Company believes that a loss is probable in connection with these Brazilian matters. In the first quarter of 2023, the Company was able to reasonably estimate a minimum loss of $0.2 million in respect of these matters, which amount the Company has accrued in its consolidated financial statements. However, given the stage of these matters, the Company remains unable to reasonably estimate a range of loss beyond such minimum loss at this time. The accrued amount is included as a component of “Accounts payable, accrued expenses, and operating lease liabilities” in the Consolidated Balance Sheet as of March 31, 2023. The final outcome of these matters may result in a loss that is significantly greater than this accrued amount. Any loss associated with the final outcome of these matters may result in a material impact on the Company’s earnings and financial results for the period in which any such liability is accrued. However, the Company believes that any loss associated with the final outcome of these matters will not have a material effect on the Company’s financial position.

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

On August 31, 2022, the District of Columbia (the “District”), through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of the Company’s Board of Directors and the Company’s Executive Chairman, in his personal capacity, and (ii) the Company. The District sought, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleged that the amount of personal income taxes purportedly involved was more than $25 million. The complaint also alleged in the sole claim against the Company that it violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes. On October 26, 2022, the Company filed a motion to dismiss the District’s complaint. On February 28, 2023, the court ruled on the motion to dismiss, dismissing the sole claim against the Company as well as a claim against Mr. Saylor alleging that Mr. Saylor violated the District’s False Claims Act. The court did not dismiss claims against Mr. Saylor alleging that Mr. Saylor failed to pay personal income taxes, interest and penalties due. On April 13, 2023, the District, through its Office of the Attorney General, filed a motion to amend its complaint to attempt to restore claims under the False Claims Act against both Mr. Saylor and the Company, attaching a proposed amended complaint to its motion. The proposed amended complaint alleges that the Company violated the District’s False Claims Act by making and using false records and statements in the form of false withholding filings with the District Office of Tax and Revenue. The proposed amended complaint also alleges that Mr. Saylor violated the District’s False Claims Act by making and using false records and statements and by causing the Company to make and use false records and statements. The final outcome of this matter is not presently determinable.

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

(6) Treasury Stock

The Board of Directors had authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2023 (the “Share Repurchase Program”).

During the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program. As of March 31, 2023, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program. As of March 31, 2023, $209.1 million of the Company’s class A common stock remained available for repurchase pursuant to the Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions. The Share Repurchase Program expired by its own terms on April 29, 2023, and no shares of the Company’s class A common stock remain available for repurchase under the Share Repurchase Program.

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the three months ended March 31, 2023, the Company recorded a benefit from income taxes of $453.2 million on a pretax income of $8.0 million, which resulted in an effective tax rate of (5,660.6)%. For the three months ended March 31, 2022, the Company recorded a benefit from income taxes of $48.0 million on a pretax loss of $178.8 million, which resulted in an effective tax rate of 26.9%. The change in the effective tax rate, as compared to the same period in the prior year, is primarily due to the release of valuation allowance on the Company's deferred tax asset related to the impairment on its bitcoin holdings, attributable to the increase in market value of bitcoin as of March 31, 2023 compared to December 31, 2022.

As of March 31, 2023, the Company had a valuation allowance of $55.1 million primarily related to the Company’s deferred tax asset related to the impairment on its bitcoin holdings that, in the Company’s present estimation, more likely than not will not be realized. If the market value of bitcoin declines or the Company is unable to maintain profitability in future periods, the Company may be required to increase the valuation allowance against its deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. To the extent the market value of bitcoin rises, the Company may decrease the valuation allowance against its deferred tax asset. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of March 31, 2023, the Company had total gross unrecognized tax benefits, including accrued interest, of $6.0 million, all of which was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2022, the Company had total gross unrecognized tax benefits of $6.1 million, including accrued interest, all of which was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet. As of March 31, 2023, the Company also had income taxes payable of $16.3 million recorded in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheet.

(8) Share-based Compensation

Stock Incentive Plans

The Company maintains the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards. As of March 31, 2023, a total of 2,750,000 shares of the Company’s class A common stock were authorized for issuance under the 2013 Equity Plan. As of March 31, 2023, there were 86,415 shares of class A common stock reserved and available for future issuance under the 2013 Equity Plan.

In April 2023, the Board of Directors authorized, subject to stockholder approval, the 2023 Equity Incentive Plan (the “2023 Equity Plan”), which is intended to replace the 2013 Equity Plan. If the Company’s stockholders approve the 2023 Equity Plan, the Company will not make any further grants under the 2013 Equity Plan following the date of such approval, though awards previously granted under the 2013 Equity Plan would remain outstanding.

Subject to stockholder approval of the 2023 Equity Plan, the 2023 Equity Plan will be effective for a period of ten years after stockholder approval and a total of 200,000 additional shares of the Company’s class A common stock will be authorized for issuance under the 2023 Equity Plan, plus a number of shares of the Company’s class A common stock (up to 1,732,703 shares) as is equal to the number of shares of the Company’s class A common stock reserved for issuance under the 2013 Equity Plan that remain available for grant immediately prior to the date that the 2023 Equity Plan is approved by the Company’s stockholders and the number of shares of the Company’s class A common stock subject to awards granted under the 2013 Equity Plan that are outstanding as of such date and which expire, terminate or are otherwise surrendered, cancelled or forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, including shares that are delivered (either by actual delivery, attestation or net exercise) to the Company by a participant to (i) purchase shares upon the exercise of such award or (ii) satisfy tax withholding obligations with respect to such awards, including shares retained from the award creating the tax obligation (subject, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended).

Stock option awards

As of March 31, 2023, there were options to purchase 1,520,079 shares of class A common stock outstanding under the 2013 Equity Plan.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2023:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2023	1,577	$288.30
Granted	0	$0
Exercised	(44)	$151.51	$5,259
Forfeited/Expired	(13)	$477.02
Balance as of March 31, 2023	1,520	$290.79
Exercisable as of March 31, 2023	900	$236.00	$110,740	4.1
Expected to vest as of March 31, 2023	620	$370.35	$28,301	8.4
Total	1,520	$290.79	$139,041	5.9

Stock options outstanding as of March 31, 2023 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2023
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	873	$137.87	3.9
$200.01 - $300.00	80	$239.61	9.4
$400.01 - $500.00	317	$408.73	8.8
$600.01 - $691.23	250	$691.23	7.8
Total	1,520	$290.79	5.9

An aggregate of 139,125 stock options with an aggregate grant date fair value of $41.4 million vested during the three months ended March 31, 2023. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $227.51 for each share subject to a stock option granted during the three months ended March 31, 2022 based on the following assumptions:

Three months ended
March 31,
2022
Expected term of options in years	6.3
Expected volatility	58.4%
Risk-free interest rate	1.9%
Expected dividend yield	0.0%

No stock option awards were granted during the three months ended March 31, 2023.

For the three months ended March 31, 2023 and 2022, the Company recognized approximately $12.9 million and $10.4 million, respectively, in share-based compensation expense from stock options granted under the 2013 Equity Plan. As of March 31, 2023, there was approximately $116.6 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.5 years.

Share-settled restricted stock units

As of March 31, 2023, there were 115,609 share-settled restricted stock units outstanding under the 2013 Equity Plan. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2023	120
Granted	6
Vested	(6)	$1,598
Forfeited	(4)
Balance as of March 31, 2023	116
Expected to vest as of March 31, 2023	116	$33,795

During the three months ended March 31, 2023, 5,780 share-settled restricted stock units having an aggregate grant date fair value of $3.4 million vested, and 1,963 shares were withheld to satisfy tax obligations, resulting in 3,817 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the three months ended March 31, 2023 and 2022 was $258.65 and $404.60, respectively, based on the fair value of the Company’s class A common stock. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $3.4 million and $3.2 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the 2013 Equity Plan. As of March 31, 2023, there was approximately $34.5 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.6 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan. Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $0.7 million and $0.1 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of March 31, 2023, there was approximately $0.7 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 1.9 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the three months ended March 31, 2023, 12,672 shares of class A common stock were issued in connection with the 2021 ESPP. As of March 31, 2023, 66,791 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three months ended March 31, 2023 and 2022, the Company recognized approximately $0.6 million and $0.6 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of March 31, 2023, there was approximately $0.7 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.4 years.

Tax Benefits Related to Equity Plans

The following table summarizes the tax (benefit) expense related to the Company’s equity plans (in thousands) for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Tax (benefit) expense related to:
Share-based compensation expense	$(3,225)	$(2,897)
Exercises of stock options and vesting of share-settled restricted stock units	(85)	53
Total tax benefit related to the Company's equity plans	$(3,310)	$(2,844)

(9) Basic and Diluted Earnings (Loss) per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

The impact from potential shares of common stock on the diluted earnings per share calculation are included when dilutive. Potential shares of class A common stock issuable upon the exercise of outstanding stock options, the vesting of restricted stock units, and in connection with the 2021 ESPP are computed using the treasury stock method. Potential shares of class A common stock issuable upon conversion of the Convertible Notes are computed using the if-converted method. In computing diluted earnings per share, the Company first calculates the earnings per incremental share (“EPIS”) for each class of potential shares of common stock and ranks the classes from the most dilutive (i.e., lowest EPIS) to the least dilutive (i.e., highest EPIS). Basic earnings per share is then adjusted for the effect of each class of shares, in sequence and cumulatively, until a particular class no longer produces further dilution.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data) for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss) - Basic	$461,193	$(130,751)
Effect of dilutive shares on net income (loss):
Interest expense on 2025 Convertible Notes, net of tax	1,414	0
Interest expense on 2027 Convertible Notes, net of tax	720	0
Net income (loss) - Diluted	$463,327	$(130,751)

Denominator:
Weighted average common shares of class A common stock	9,870	9,325
Weighted average common shares of class B common stock	1,964	1,964
Total weighted average shares of common stock outstanding - Basic	11,834	11,289

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	354	0
Restricted stock units	21	0
Employee stock purchase plan	0	0
2025 Convertible Notes	1,633	0
2027 Convertible Notes	733	0
Total weighted average shares of common stock outstanding - Diluted	14,575	11,289

Earnings (loss) per share:
Basic earnings (loss) per share (1)	$38.97	$(11.58)
Diluted earnings (loss) per share (1)	$31.79	$(11.58)

(1) Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

For the three months ended March 31, 2023 and 2022, the following weighted average shares of potential class A common stock were excluded from the diluted earnings (loss) per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Stock options	711	1,311
Restricted stock units	42	107
Employee stock purchase plan	3	2
2025 Convertible Notes	0	1,633
2027 Convertible Notes	0	733
Total	756	3,786

(10) At-the-Market Equity Offering

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

During the three months ended March 31, 2023, the Company issued and sold 1,348,855 shares of class A common stock under the 2022 Sales Agreement, at an average gross price per share of approximately $252.85, for aggregate net proceeds (less $2.1 million in sales commissions and expenses) of approximately $339.0 million. As of March 31, 2023, the Company had issued and sold an aggregate of 1,567,430 shares of class A common stock under the 2022 Sales Agreement, at an average gross price per share of approximately $247.32, for aggregate net proceeds (less $2.5 million in sales commissions and expenses) of approximately $385.2 million. As of March 31, 2023, approximately $112.3 million of the Company’s class A common stock remained available for issuance and sale pursuant to the 2022 Sales Agreement

The sales commissions and expenses related to the 2022 Sales Agreement are considered direct and incremental costs and are charged against “Additional paid-in capital” on the balance sheet in the period in which the related shares are issued and sold. As of March 31, 2023, direct and incremental costs totaling $0.1 million related to the 2022 Sales Agreement remain deferred on the balance sheet in “Prepaid expenses and other current assets” and will be charged against “Additional paid-in-capital” in future periods in which related shares are issued and sold.

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

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Three months ended March 31, 2023
Total revenues	$69,677	$38,020	$14,218	$121,915
Gross profit	$54,189	$29,697	$10,088	$93,974
Three months ended March 31, 2022
Total revenues	$67,466	$39,288	$12,523	$119,277
Gross profit	$54,329	$30,702	$8,569	$93,600
As of March 31, 2023
Long-lived assets	$80,992	$6,301	$3,700	$90,993
As of December 31, 2022
Long-lived assets	$83,279	$6,466	$3,865	$93,610

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three months ended March 31, 2023 and 2022, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2023 and 2022, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2023 and December 31, 2022, no individual foreign country accounted for 10% or more of total consolidated assets.

(12) Related Party Transactions

On June 24, 2022, concurrently with binding directors and officers (“D&Os”) liability insurance policies (the “Initial Commercial Policies”) with several third-party carriers, the Company and Michael J. Saylor, the Company’s Chairman of the Board of Directors and Executive Chairman, entered into (i) an indemnification agreement (the “Excess Agreement”) for Mr. Saylor to provide $10 million in excess indemnity coverage payable only after the exhaustion of the Initial Commercial Policies, and (ii) an indemnification agreement (the “Tail Agreement”) for Mr. Saylor to provide $40 million in indemnity coverage for claims made at any time based on actions or omissions occurring prior to the inception date of the Initial Commercial Policies. The Company paid Mr. Saylor $600,000 for a one-year term under the Excess Agreement, and $150,000 for a 90-day term under the Tail Agreement. At the option of the Company, the Company may elect to extend the term under the Tail Agreement for up to a total of twenty-three additional 90-day periods, for $150,000 per additional 90-day term.

On August 30, 2022, the Company bound additional D&O liability insurance policies (the “Excess Commercial Policies”) with third-party carriers for excess coverage payable only after the exhaustion of the Initial Commercial Policies. Effective as of the same date, the Company and Mr. Saylor executed an amendment (the “Amendment”) to the Excess Agreement to limit Mr. Saylor’s obligation to provide indemnification under the Excess Agreement to claims made during the term of the Excess Agreement which arise from wrongful acts occurring upon or after the commencement of the Excess Agreement but prior to the effective date of the Amendment. In connection with the Amendment, Mr. Saylor refunded $489,863 to the Company, representing the pro rata portion of the $600,000 originally paid by the Company to Mr. Saylor under the Excess Agreement attributable to the period from the date of the Amendment through the end of the original term of the Excess Agreement.

Pursuant to the terms of the Tail Agreement, the Company has since elected to extend the term of the Tail Agreement for consecutive additional 90-day periods and has paid Mr. Saylor $150,000 for each extension, including during the three months ended March 31, 2023.

The Excess Agreement, Tail Agreement and the Company's other related party transactions with Mr. Saylor are described more fully in Note 17 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

(13) Subsequent Events

As discussed in Note 8, Share-based Compensation, to the Consolidated Financial Statements, in April 2023, the Board of Directors authorized, subject to stockholder approval, the 2023 Equity Plan.

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

Under our Treasury Reserve Policy, our treasury reserve assets consist of:

•
cash and cash equivalents and short-term investments (“Cash Assets”) held by us that exceed working capital requirements; and
•
bitcoin held by us, with bitcoin serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.

During 2022 and 2023, we used proceeds from various capital raising transactions to purchase bitcoin. As of March 31, 2023, we held an aggregate of approximately 140,000 bitcoins, with 14,890 bitcoins held directly by MicroStrategy Incorporated and 125,110 bitcoins held by MacroStrategy LLC, a wholly-owned subsidiary of MicroStrategy. As of March 31, 2023, all of the approximately 14,890 bitcoins held directly by MicroStrategy Incorporated, which had a market value of $423.9 million based on the $28,468.44 market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on March 31, 2023, serve as part of the collateral securing our 2028 Secured Notes. See below for further disclosure surrounding market value calculations of our bitcoin.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, sales, and digital asset impairment losses within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held (Disposed)	Approximate Average Purchase or Sale Price Per Bitcoin
Balance at December 31, 2021		$3,751,529	$(901,319)	$2,850,210	124,391	$30,159
Digital asset purchases	(a)	215,500		215,500	4,827	44,645
Digital asset impairment losses			(170,091)	(170,091)
Balance at March 31, 2022		$3,967,029	$(1,071,410)	$2,895,619	129,218	$30,700
Digital asset purchases	(b)	10,000		10,000	481	20,790
Digital asset impairment losses			(917,838)	(917,838)
Balance at June 30, 2022		$3,977,029	$(1,989,248)	$1,987,781	129,699	$30,664
Digital asset purchases	(c)	5,978		5,978	301	19,860
Digital asset impairment losses			(727)	(727)
Balance at September 30, 2022		$3,983,007	$(1,989,975)	$1,993,032	130,000	$30,639
Digital asset purchases	(d)	56,443		56,443	3,204	17,616
Digital asset impairment losses			(198,557)	(198,557)
Digital asset sales *		(46,260)	35,370	(10,890)	(704)	16,786
Balance at December 31, 2022		$3,993,190	$(2,153,162)	$1,840,028	132,500	$30,137
Digital asset purchases	(e)	179,275		179,275	7,500	23,903
Digital asset impairment losses			(18,911)	(18,911)
Balance at March 31, 2023		$4,172,465	$(2,172,073)	$2,000,392	140,000	$29,803

* During the fourth quarter of 2022, we sold approximately 704 bitcoins having an original cost basis of $46.3 million and cumulative digital asset impairment losses of $35.4 million, resulting in a carrying value of $10.9 million at the time of sale. The approximately 704 bitcoins were sold for cash proceeds of $11.8 million, net of fees and expenses, resulting in gains on sale of $0.9 million.

(a)
In the first quarter of 2022, we purchased bitcoin using $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan and Excess Cash.
(b)
In the second quarter of 2022, we purchased bitcoin using Excess Cash.
(c)
In the third quarter of 2022, we purchased bitcoin using Excess Cash.
(d)
In the fourth quarter of 2022, we purchased bitcoin using $44.6 million of the net proceeds from our sale of class A common stock offered under the 2022 Sales Agreement and $11.8 million in proceeds from sales of bitcoin.
(e)
In the first quarter of 2023, we purchased bitcoin using $179.3 million of the net proceeds from our sale of class A common stock offered under the 2022 Sales Agreement.

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

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2021	124,391	$42,333.00	$5,265,844	$69,000.00	$8,582,979	$45,879.97	$5,707,055
March 31, 2022	129,218	$32,933.33	$4,255,579	$48,240.00	$6,233,476	$45,602.79	$5,892,701
June 30, 2022	129,699	$17,567.45	$2,278,481	$47,469.40	$6,156,734	$18,895.02	$2,450,665
September 30, 2022	130,000	$18,153.13	$2,359,907	$25,214.57	$3,277,894	$19,480.51	$2,532,466
December 31, 2022	132,500	$15,460.00	$2,048,450	$21,478.80	$2,845,941	$16,556.32	$2,193,712
March 31, 2023	140,000	$16,490.00	$2,308,600	$29,190.04	$4,086,606	$28,468.44	$3,985,582
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

The amounts reported as “Market Value” in the above table represent only a mathematical calculation consisting of the price for one bitcoin reported on the Coinbase exchange (our principal market) in each scenario defined above multiplied by the number of bitcoins held by us at the end of the applicable period. The Securities and Exchange Commission has previously stated that there has not been a demonstration that (i) bitcoin and bitcoin markets are inherently resistant to manipulation or that the spot price of bitcoin may not be subject to fraud and manipulation; and (ii) adequate surveillance-sharing agreements with bitcoin-related markets are in place, as bitcoin-related markets are either not significant, not regulated, or both. Accordingly, the Market Value amounts reported above may not accurately represent fair market value, and the actual fair market value of our bitcoin may be different from such amounts and such deviation may be material. Moreover, (i) the bitcoin market historically has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network and (ii) we may not be able to sell our bitcoins at the Market Value amounts indicated above, at the market price as reported on the Coinbase exchange (our principal market) on the date of sale, or at all.

Our digital asset impairment losses have significantly contributed to our operating expenses. During the three months ended March 31, 2023, digital asset impairment losses of $18.9 million represented 16.5% of our operating expenses, compared to digital asset impairment losses of $170.1 million, representing 64.5% of our operating expenses, during the three months ended March 31, 2022.

As of April 28, 2023, we held approximately 140,000 bitcoins that were acquired at an aggregate purchase price of $4.172 billion and an average purchase price of approximately $29,803 per bitcoin, inclusive of fees and expenses. As of April 28, 2023, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $29,331.94.

Our Enterprise Analytics Software Strategy

MicroStrategy is a global leader in enterprise analytics software and services. Our vision is to enable Intelligence Everywhere™ by providing world-class software and services that empower enterprise users with actionable insights.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Revenues
Product licenses	$17,412	$16,513
Subscription services	18,810	12,845
Total product licenses and subscription services	36,222	29,358
Product support	65,481	67,151
Other services	20,212	22,768
Total revenues	121,915	119,277
Cost of revenues
Product licenses	534	477
Subscription services	7,856	5,410
Total product licenses and subscription services	8,390	5,887
Product support	5,768	5,191
Other services	13,783	14,599
Total cost of revenues	27,941	25,677
Gross profit	93,974	93,600
Operating expenses
Sales and marketing	36,106	33,240
Research and development	31,358	33,523
General and administrative	27,906	26,706
Digital asset impairment losses	18,911	170,091
Total operating expenses	114,281	263,560
Loss from operations	$(20,307)	$(169,960)

We have incurred and may continue to incur significant impairment losses on our digital assets, and we have recognized and may continue to recognize gains upon sale of our digital assets in the future, which are presented net of any impairment losses within operating expenses. In addition, we base our internal operating expense forecasts on expected revenue trends and strategic objectives in our enterprise analytics software business. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. Accordingly, any decrease in the price of bitcoin during any quarter, any sales by us of our bitcoin at prices above their then current carrying costs or any shortfall in revenue in our software business may cause significant variation in our operating results. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance.

Employees

As of March 31, 2023, we had a total of 2,123 employees, of whom 698 were based in the United States and 1,425 were based internationally. The following table summarizes employee headcount as of the dates indicated:

	March 31,	December 31,	March 31,
	2023	2022	2022
Subscription services	108	110	77
Product support	178	183	167
Consulting	440	447	429
Education	12	16	36
Sales and marketing	438	434	462
Research and development	678	688	720
General and administrative	269	274	252
Total headcount	2,123	2,152	2,143

Share-based Compensation Expense

As discussed in Note 8, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock, restricted stock units (each of which represents a right to receive a share of our class A common stock upon the satisfaction of applicable vesting requirements), and certain other stock-based awards under our 2013 Equity Plan. We also provide opportunities for eligible employees to purchase shares of our class A common stock under our 2021 ESPP. Share-based compensation expense (in thousands) from these awards was recognized in the following cost of revenues and operating expense line items for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Cost of subscription services revenues	$69	$107
Cost of product support revenues	507	450
Cost of consulting revenues	433	376
Cost of education revenues	21	52
Sales and marketing	5,100	4,283
Research and development	3,946	3,314
General and administrative	7,479	5,812
Total share-based compensation expense	$17,555	$14,394

The $3.2 million increase in share-based compensation expense during the three months ended March 31, 2023, as compared to the same period in the prior year, is primarily due to the expansion of our equity award programs worldwide. As of March 31, 2023, we estimated that an aggregate of approximately $152.5 million of additional share-based compensation expense associated with the 2013 Equity Plan and the 2021 ESPP will be recognized over a remaining weighted average period of 2.5 years.

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

Critical accounting estimates involve a significant level of estimation uncertainty and are estimates that have had or are reasonably likely to have a material impact on our financial condition or results of operations. We consider certain estimates and judgments related to revenue recognition to be critical accounting estimates for us, as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in such estimates and judgments since December 31, 2022.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2023	2022	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$8,650	$9,844	-12.1%
International	8,762	6,669	31.4%
Total product licenses revenues	17,412	16,513	5.4%
Subscription Services
Domestic	12,336	9,098	35.6%
International	6,474	3,747	72.8%
Total subscription services revenues	18,810	12,845	46.4%
Total product licenses and subscription services revenues	$36,222	$29,358	23.4%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	1
Between $0.5 million and $1.0 million in licenses revenue recognized	4	3
Total	6	4
Domestic:
More than $1.0 million in licenses revenue recognized	1	1
Between $0.5 million and $1.0 million in licenses revenue recognized	2	2
Total	3	3
International:
More than $1.0 million in licenses revenue recognized	1	0
Between $0.5 million and $1.0 million in licenses revenue recognized	2	1
Total	3	1

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2023	2022	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$3,271	$1,125	190.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,537	1,953	29.9%
Less than $0.5 million in licenses revenue recognized	11,604	13,435	-13.6%
Total	17,412	16,513	5.4%
Domestic:
More than $1.0 million in licenses revenue recognized	1,776	1,125	57.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,206	1,443	-16.4%
Less than $0.5 million in licenses revenue recognized	5,668	7,276	-22.1%
Total	8,650	9,844	-12.1%
International:
More than $1.0 million in licenses revenue recognized	1,495	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	1,331	510	161.0%
Less than $0.5 million in licenses revenue recognized	5,936	6,159	-3.6%
Total	$8,762	$6,669	31.4%

Product licenses revenues increased $0.9 million for the three months ended March 31, 2023, as compared to the same period in the prior year. For the three months ended March 31, 2023 and 2022, product licenses transactions with more than $0.5 million in recognized revenue represented 33.4% and 18.6%, respectively, of our product licenses revenues. For the three months ended March 31, 2023, our top three product licenses transactions totaled $4.0 million in recognized revenue, or 22.9% of total product licenses revenues, compared to $2.6 million, or 15.6% of total product licenses revenues, for the three months ended March 31, 2022. Our product licenses revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Domestic product licenses revenues. Domestic product licenses revenues decreased $1.2 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to a decrease in the average deal size and the number of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the average deal size of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $2.1 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue, partially offset by a $1.1 million unfavorable foreign currency exchange impact.

Subscription services revenues. Subscription services revenues are derived from our MCE cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased $6.0 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, and sales contracts with new customers, partially offset by a $0.7 million unfavorable foreign currency exchange impact. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2023	2022	Change
Product Support Revenues:
Domestic	$39,819	$39,083	1.9%
International	25,662	28,068	-8.6%
Total product support revenues	$65,481	$67,151	-2.5%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $1.7 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to a $1.5 million unfavorable foreign currency exchange impact and certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings. Our product support revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2023	2022	Change
Other Services Revenues:
Consulting
Domestic	$9,398	$9,581	-1.9%
International	9,939	11,854	-16.2%
Total consulting revenues	19,337	21,435	-9.8%
Education	875	1,333	-34.4%
Total other services revenues	$20,212	$22,768	-11.2%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $2.1 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide and a $0.8 million unfavorable foreign currency exchange impact, partially offset by an increase in average bill rates.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased $0.5 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to lower sales in prior quarters of annual subscriptions to training courses.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2023	2022	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$534	$477	11.9%
Subscription services	7,856	5,410	45.2%
Total product licenses and subscription services	8,390	5,887	42.5%
Product support	5,768	5,191	11.1%
Other services:
Consulting	13,012	13,300	-2.2%
Education	771	1,299	-40.6%
Total other services	13,783	14,599	-5.6%
Total cost of revenues	$27,941	$25,677	8.8%

Cost of product licenses revenues. Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change for the three months ended March 31, 2023, as compared to the same period in the prior year.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs (including cloud hosting infrastructure costs), and personnel and related overhead costs. Subscription services headcount increased 40.3% to 108 at March 31, 2023 from 77 at March 31, 2022. Cost of subscription services revenues increased $2.4 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.8 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers and (ii) a $0.5 million increase in compensation and related costs primarily attributable to an increase in average staffing levels.

Cost of product support revenues. Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program. Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion. Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues. Product support headcount increased 6.6% to 178 at March 31, 2023 from 167 at March 31, 2022. Cost of product support revenues increased $0.6 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to a $0.7 million increase in compensation and related costs attributable to non-product support personnel providing an increased level of Enterprise Support services.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues. Consulting headcount increased 2.6% to 440 at March 31, 2023 from 429 at March 31, 2022. Cost of consulting revenues did not materially change for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to (i) a $0.6 million decrease in compensation and related costs attributable to consulting personnel providing an increased level of Enterprise Support services and (ii) a $0.6 million decrease in in subcontractor costs, partially offset by (iii) a $0.6 million increase in variable compensation. Included in cost of consulting revenues for the three months ended March 31, 2023 is an aggregate $0.7 million favorable foreign currency exchange impact.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Education headcount decreased 66.7% to 12 at March 31, 2023 from 36 at March 31, 2022. Cost of education revenues decreased $0.5 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to a $0.4 million decrease in employee salaries primarily attributable to a decrease in average staffing levels.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 5.2% to 438 at March 31, 2023 from 462 at March 31, 2022. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2023	2022	Change
Sales and marketing expenses	$36,106	$33,240	8.6%

Sales and marketing expenses increased $2.9 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to (i) a $2.4 million increase in variable compensation primarily attributable to a net decrease in capitalized commissions, (ii) a $0.8 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the 2013 Equity Plan, partially offset by the forfeiture of certain awards, and (iii) a $0.6 million increase in travel and entertainment expenditures, partially offset by (iv) a $0.7 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases. Included in sales and marketing expenses for the three months ended March 31, 2023 is an aggregate $1.3 million favorable foreign currency exchange impact.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Research and development headcount decreased 5.8% to 678 at March 31, 2023 from 720 at March 31, 2022. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2023	2022	Change
Research and development expenses	$31,358	$33,523	-6.5%

Research and development expenses decreased $2.2 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.0 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (ii) a $0.6 million decrease in variable compensation, (iii) a $0.4 million decrease in facility and other related support costs, (iv) a $0.4 million decrease in subcontractor costs, and (v) a $0.4 million decrease in recruiting costs, partially offset by (vi) a $0.6 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the 2013 Equity Plan. Included in research and development expenses for the three months ended March 31, 2023 is an aggregate $0.7 million favorable foreign currency exchange impact.

General and administrative expenses. General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees. General and administrative headcount increased 6.7% to 269 at March 31, 2023 from 252 at March 31, 2022. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2023	2022	Change
General and administrative expenses	$27,906	$26,706	4.5%

General and administrative expenses increased $1.2 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.7 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the 2013 Equity Plan, partially offset by (ii) a $0.5 million decrease in custodial fees incurred on our bitcoin holdings.

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

	Three Months Ended
	March 31,		%
	2023	2022	Change
Digital asset impairment losses	$18,911	$170,091	-88.9%

We did not sell any of our digital assets during the three months ended March 31, 2023 or 2022. We may continue to incur significant digital asset impairment losses in the future.

Interest Expense, Net

For the three months ended March 31, 2023 and 2022, interest expense, net, of $14.9 million and $11.0 million, respectively, were primarily related to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further information.

Gain on Debt Extinguishment

For the three months ended March 31, 2023, the $44.7 million gain on debt extinguishment resulted from the repayment of the 2025 Secured Term Loan. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further information.

Other (Expense) Income, Net

For the three months ended March 31, 2023, other expense, net, of $1.4 million was comprised primarily of foreign currency transaction net losses. For the three months ended March 31, 2022, other income, net, of $2.2 million was comprised primarily of foreign currency transaction net gains.

Benefit from Income Taxes

We recorded a benefit from income taxes of $453.2 million on a pretax income of $8.0 million that resulted in an effective tax rate of (5,660.6)% for the three months ended March 31, 2023, as compared to a benefit from income taxes of $48.0 million on a pretax loss of $178.8 million that resulted in an effective tax rate of 26.9% for the three months ended March 31, 2022. Our benefit from income taxes increased from the same period in the prior year primarily due to the release of valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the increase in market value of bitcoin as of March 31, 2023 compared to December 31, 2022.

As of March 31, 2023, we had a valuation allowance of $55.1 million primarily related to our deferred tax asset related to the impairment on our bitcoin holdings that, in our present estimation, more likely than not will not be realized. If the market value of bitcoin declines or we are unable to maintain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. To the extent the market value of bitcoin rises we may decrease the valuation allowance against our deferred tax asset. We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2023	2022	2022
Current:
Deferred product licenses revenue	$479	$2,825	$1,090
Deferred subscription services revenue	46,719	51,861	34,185
Deferred product support revenue	159,792	155,366	166,119
Deferred other services revenue	4,778	7,376	4,823
Total current deferred revenue and advance payments	$211,768	$217,428	$206,217
Non-current:
Deferred product licenses revenue	$2,710	$2,742	$80
Deferred subscription services revenue	2,671	3,030	2,153
Deferred product support revenue	5,712	6,387	5,368
Deferred other services revenue	553	604	635
Total non-current deferred revenue and advance payments	$11,646	$12,763	$8,236
Total current and non-current:
Deferred product licenses revenue	$3,189	$5,567	$1,170
Deferred subscription services revenue	49,390	54,891	36,338
Deferred product support revenue	165,504	161,753	171,487
Deferred other services revenue	5,331	7,980	5,458
Total current and non-current deferred revenue and advance payments	$223,414	$230,191	$214,453

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below. Total deferred revenue and advance payments decreased $6.8 million as of March 31, 2023, as compared to December 31, 2022, primarily due to an increase in revenue recognized on previously deferred subscription services, other services, and product licenses, partially offset by an increase in deferred product support revenue from the timing of support renewals. Included in our international deferred revenue balances at March 31, 2023 is a $0.8 million favorable foreign currency impact from the general weakening of the U.S. dollar compared to December 31, 2022. Total deferred revenue and advance payments increased $9.0 million as of March 31, 2023, as compared to March 31, 2022, primarily due to an increase in deferred revenue from new subscription services contracts and an increase in deferred product license revenue from the early renewal of a large multi-year term license deal in the fourth quarter of 2022, partially offset by a decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts. Included in our international deferred revenue balances at March 31, 2023 is a $4.7 million unfavorable foreign currency impact from the general strengthening of the U.S. dollar compared to March 31, 2022.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of March 31, 2023, we had an aggregate transaction price of $316.8 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. We expect to recognize approximately $243.3 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. Under our Treasury Reserve Policy and bitcoin acquisition strategy, we use a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets. In September 2022, we entered into an at-the-market equity offering program, pursuant to which we may from time-to-time issue and sell shares of our class A common stock having an aggregate offering price of up to $500.0 million. As of March 31, 2023, approximately $112.3 million of our class A common stock remained available for issuance and sale pursuant to the 2022 Sales Agreement. For additional information, see “—At-the-Market Equity Offering” below.

As of March 31, 2023 and December 31, 2022, the amount of cash and cash equivalents held by our U.S. entities was $26.5 million and $14.8 million, respectively, and by our non-U.S. entities was $67.8 million and $29.0 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $44.7 million during 2022. We did not repatriate any foreign earnings and profits during the three months ended March 31, 2023.

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

The above items are explained in further detail in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in the Notes to the Consolidated Financial Statements included therein. Other than the payoff of the 2025 Secured Term Loan described more fully below and in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report, and a new three-year $35 million purchase commitment for third-party cloud hosting services, there have been no changes to our material contractual obligations and cash requirements since December 31, 2022.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt. We have principal due upon maturity of our long-term debt instruments in the aggregate of $2.208 billion in addition to $2.4 million in coupon interest due each semi-annual period for the 2025 Convertible Notes, $15.3 million in coupon interest due each semi-annual period for the 2028 Secured Notes, and $0.1 million due monthly in principal and interest related to our other long-term secured debt. We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. As of March 31, 2023, we do not expect cash and cash equivalents generated by our enterprise analytics software business to be sufficient to satisfy these obligations. As a result, we would seek to satisfy these obligations through various options that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include the issuance and sale of shares of our class A common stock, borrowings collateralized by bitcoin, or the sale of our bitcoin. Furthermore, if certain conditions are met, we may have the right to elect to settle the Convertible Notes upon a conversion of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

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

As of March 31, 2023, we held approximately 140,000 bitcoins, of which approximately 125,110 are unencumbered. We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	March 31,		%
	2023	2022	Change
Net cash provided by operating activities	$37,397	$43,682	-14.4%
Net cash used in investing activities	$(179,774)	$(216,141)	-16.8%
Net cash provided by financing activities	$187,622	$207,291	-9.5%

Net cash provided by operating activities. The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. Non-cash items to further reconcile net income (loss) to net cash provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, credit losses and sales allowances, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, digital asset impairment losses, amortization of the issuance costs on our long-term debt, and gain on extinguishment of debt.

Net cash provided by operating activities decreased $6.3 million for the three months ended March 31, 2023, as compared to the same period in the prior year, due to a $591.9 million increase in net income that was more than offset by a $594.7 million decrease in non-cash items (principally related to changes in deferred taxes, digital asset impairment losses, and a gain on extinguishment of debt in the first quarter of 2023) and a $3.5 million decrease from changes in operating assets and liabilities.

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets and expenditures on property and equipment. Net cash used in investing activities decreased $36.4 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to a $36.2 million decrease in purchases of bitcoins. During the three months ended March 31, 2023, we purchased $179.3 million of bitcoin using the net proceeds from the sale of class A common stock under the 2022 Sales Agreement, while during the three months ended March 31, 2022, we purchased $215.5 million of bitcoin using net proceeds from the issuance of the 2025 Secured Term Loan and Excess Cash.

Net cash provided by financing activities. The changes in net cash provided by (used in) financing activities primarily relate to the sale of class A common stock under the 2022 Sales Agreement, the issuance and subsequent repayment of our long-term debt, the exercise or vesting of certain awards under the 2013 Equity Plan, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities decreased $19.7 million for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to (i) a $204.7 million decrease in long-term debt proceeds, net of lender fees, during the three months ended March 31, 2023 as compared to the same period in the prior year, and (ii) the $159.9 million repayment of the 2025 Secured Term Loan during the three months ended March 31, 2023, which was repaid using proceeds from our sale of class A common stock offered under the 2022 Sales Agreement, partially offset by (iii) $339.0 million in net proceeds from the sale of class A common stock offered under the 2022 Sales Agreement during the three months ended March 31, 2023 and (iv) a $6.5 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan in the three months ended March 31, 2023, as compared to the same period in the prior year.

Long-term Debt

The terms of each of the long-term debt instruments are discussed more fully in Note 4, Long-term Debt to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes and in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes. We used the net proceeds from the issuance of the Convertible Notes to acquire bitcoin. During each of the three months ended March 31, 2023 and 2022, we did not pay any interest to holders of the 2025 Convertible Notes. The 2027 Convertible Notes do not bear regular interest and we have not paid any special interest to holders of the 2027 Convertible Notes to date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. As of March 31, 2023, approximately 14,890 of the bitcoins held by the Company serve as part of the collateral for the 2028 Secured Notes. During each of the three months ended March 31, 2023 and 2022, we did not pay any interest to holders of the 2028 Secured Notes.

In March 2022, MacroStrategy, our wholly-owned subsidiary, entered into a Credit and Security Agreement with Silvergate Bank, pursuant to which Silvergate Bank issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. We used $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan to acquire bitcoin, used $5.0 million of the net proceeds to establish a reserve account that served as collateral for the 2025 Secured Term Loan, and used the remaining net proceeds to pay fees, interest, and expenses related to the 2025 Secured Term Loan. On March 24, 2023, MacroStrategy and Silvergate Bank entered into a Prepayment, Waiver and Payoff to Credit and Security Agreement, pursuant to which MacroStrategy voluntarily prepaid Silvergate approximately $161.0 million (the “Payoff Amount”), in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. Upon Silvergate’s receipt of the Payoff Amount on March 24, 2023, the Credit and Security Agreement was terminated, and Silvergate released its security interest in all of MacroStrategy’s assets collateralizing the 2025 Secured Term Loan, including the bitcoin that was serving as collateral. During the three months ended March 31, 2023, we paid $5.1 million in interest to Silvergate, $1.1 million of which was included in the Payoff Amount. We did not pay any interest to Silvergate for the three months ended March 31, 2022.

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. For the three months ended March 31, 2023, we paid $0.3 million in principal and interest to the lender.

At-the-Market Equity Offering

On September 9, 2022, we entered into the 2022 Sales Agreement with the 2022 Sales Agents, pursuant to which we may issue and sell shares of our class A common stock having an aggregate offering price of up to $500.0 million from time to time through the 2022 Sales Agents. The terms of the 2022 Sales Agreement are discussed more fully in Note 10, At-the-Market Equity Offering, to the Consolidated Financial Statements. During the three months ended March 31, 2023, we issued and sold 1,348,855 shares of our class A common stock under the 2022 Sales Agreement, at an average gross price per share of approximately $252.85, for aggregate net proceeds (less $2.1 million in sales commissions and expenses) of approximately $339.0 million. As of March 31, 2023, approximately $112.3 million of our class A common stock remained available for issuance and sale pursuant to the 2022 Sales Agreement.

Debt repurchases and repayments. During the three months ended March 31, 2023, MacroStrategy voluntarily prepaid Silvergate the Payoff Amount in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. During the three months ended March 31, 2022, we did not repurchase any of our outstanding debt. We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also repay our outstanding indebtedness. The amounts involved in any such repurchase or repayment may be material. We may effect debt repurchases or repayments using proceeds from the sale of our class A common stock pursuant to the 2022 Sales Agreement (under which approximately $112.3 million remains available for sale as of the date hereof).

Non-GAAP Financial Measures

We are providing supplemental non-GAAP financial measures below which management uses internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. We also believe the use of these non-GAAP financial measures can facilitate comparison of our operating results to those of our competitors. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies.

Non-GAAP financial measures are subject to material limitations as they are not measurements prepared in accordance with GAAP, and are not a substitute for such measurements. For example, we expect that share-based compensation expense, which is excluded from certain of the non-GAAP financial measures below, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors. Similarly, we expect that interest expense arising from the amortization of debt issuance costs on our long-term debt, which is excluded from certain of the non-GAAP financial measures below, will continue to be a recurring expense over the terms of our long-term debt arrangements. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP. We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures only supplementally.

Non-GAAP loss from operations

Non-GAAP loss from operations excludes share-based compensation expense, which is a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment. Consequently, our accounting for share-based compensation expense could vary significantly in comparison to other companies. The following is a reconciliation of our non-GAAP loss from operations to loss from operations, its most directly comparable GAAP measure, (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(20,307)	$(169,960)
Share-based compensation expense	17,555	14,394
Non-GAAP loss from operations	$(2,752)	$(155,566)

Non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per share

Non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per share each exclude the impact of (i) share-based compensation expense, (ii) interest expense arising from the amortization of debt issuance costs on our long-term debt, (iii) gain on extinguishment of debt, and (iv) related income taxes. We believe non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per share offer management and investors insight as they exclude significant non-cash expenses, gains on debt extinguishment, and their related income tax effects. The following are reconciliations of our non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per share to net income (loss) and diluted earnings (loss) per share, respectively, their most directly comparable GAAP measures (in thousands, except per share data), for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Reconciliation of non-GAAP net income (loss):
Net income (loss)	$461,193	$(130,751)
Share-based compensation expense	17,555	14,394
Interest expense arising from amortization of debt issuance costs	2,210	2,129
Gain on debt extinguishment	(44,686)	0
Income tax effects (1)	8,766	(3,444)
Non-GAAP net income (loss)	$445,038	$(117,672)

Reconciliation of non-GAAP diluted earnings (loss) per share (2):
Diluted earnings (loss) per share	$31.79	$(11.58)
Share-based compensation expense (per diluted share)	1.20	1.28
Interest expense arising from amortization of debt issuance costs (per diluted share) (3)	0.03	0.19
Gain on debt extinguishment (per diluted share)	(3.07)	0.00
Income tax effects (per diluted share) (3)	0.64	(0.31)
Non-GAAP diluted earnings (loss) per share	$30.59	$(10.42)
(1)
Income tax effects reflect the net tax effects of share-based compensation expense, which includes tax benefits and expenses on exercises of stock options and vesting of share-settled restricted stock units, interest expense for amortization of debt issuance costs, and gain on debt extinguishment.
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
(3)
For the three months ended March 31, 2023, interest expense from the amortization of issuance costs of the Convertible Notes has been added back to the numerator in the GAAP diluted earnings per share calculation (as disclosed in Note 9, Basic and Diluted Earnings (Loss) per Share, to the Consolidated Financial Statements), and therefore the per diluted share effects of the amortization of issuance costs of the Convertible Notes have been excluded from the “Interest expense arising from amortization of debt issuance costs (per diluted share)” and “Income tax effects (per diluted share)” lines in the above reconciliation for the three months ended March 31, 2023.

Non-GAAP Constant Currency Revenues, Cost of Revenues, and Operating Expenses

We present certain of our revenues, cost of revenues, and operating expenses on a non-GAAP constant currency basis, which excludes changes resulting from fluctuations in foreign currency exchange rates. These non-GAAP constant currency metrics allow our management and investors to compare operating results to the same period in the prior year without the effects of changes in foreign currency exchange rates, which are not reflective of our general business performance and may vary significantly between periods. The following are reconciliations our non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$17,412	$(1,057)	$18,469	$16,513	5.4%	11.8%
Subscription services revenues	18,810	(734)	19,544	12,845	46.4%	52.2%
Product support revenues	65,481	(1,492)	66,973	67,151	-2.5%	-0.3%
Other services revenues	20,212	(839)	21,051	22,768	-11.2%	-7.5%
Cost of product support revenues	5,768	(375)	6,143	5,191	11.1%	18.3%
Cost of other services revenues	13,783	(766)	14,549	14,599	-5.6%	-0.3%
Sales and marketing expenses	36,106	(1,300)	37,406	33,240	8.6%	12.5%
Research and development expenses	31,358	(717)	32,075	33,523	-6.5%	-4.3%
General and administrative expenses	27,906	(404)	28,310	26,706	4.5%	6.0%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$16,513	$(488)	$17,001	$21,280	-22.4%	-20.1%
Subscription services revenues	12,845	(205)	13,050	10,026	28.1%	30.2%
Product support revenues	67,151	(1,699)	68,850	70,649	-5.0%	-2.5%
Other services revenues	22,768	(802)	23,570	20,947	8.7%	12.5%
Cost of product support revenues	5,191	(131)	5,322	4,812	7.9%	10.6%
Cost of other services revenues	14,599	(686)	15,285	13,621	7.2%	12.2%
Sales and marketing expenses	33,240	(812)	34,052	38,198	-13.0%	-10.9%
Research and development expenses	33,523	17	33,506	29,483	13.7%	13.6%
General and administrative expenses	26,706	(241)	26,947	21,729	22.9%	24.0%

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

We are exposed to the impact of market price changes in bitcoin and foreign currency fluctuations.

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of March 31, 2023, we held approximately 140,000 bitcoins. The carrying value of our bitcoins as of March 31, 2023 was $2.000 billion, which reflects cumulative impairments of $2.172 billion, on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from a low of $16,490.00 to a high of $29,190.04 during the three months ended March 31, 2023, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the three months ended March 31, 2023, we incurred an impairment loss of $18.9 million on our bitcoin.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 42.8% and 43.4% of our total revenues for the three months ended March 31, 2023 and 2022, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of March 31, 2023 and December 31, 2022, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 4.5% and 4.5%, respectively. If average exchange rates during the three months ended March 31, 2023 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2023 would have decreased by 3.8%. During the three months ended March 31, 2023, our revenues were lower by 3.3% as a result of a 6.5% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2022, the District, through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of our Board of Directors and our Executive Chairman, in his personal capacity, and (ii) the Company. The District sought, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleged that the amount of personal income taxes purportedly involved was more than $25 million. The complaint also alleged in the sole claim against us that we violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes. On October 26, 2022, we filed a motion to dismiss the District’s complaint. On February 28, 2023, the court ruled on the motion to dismiss, dismissing the sole claim against us as well as a claim against Mr. Saylor alleging that Mr. Saylor violated the District’s False Claims Act. The court did not dismiss claims against Mr. Saylor alleging that Mr. Saylor failed to pay personal income taxes, interest and penalties due. On April 13, 2023, the District, through its Office of the Attorney General, filed a motion to amend its complaint to attempt to restore claims under the False Claims Act against both Mr. Saylor and MicroStrategy, attaching a proposed amended complaint to its motion. The proposed amended complaint alleges that MicroStrategy violated the District’s False Claims Act by making and using false records and statements in the form of false withholding filings with the District Office of Tax and Revenue. The proposed amended complaint also alleges that Mr. Saylor violated the District’s False Claims Act by making and using false records and statements and by causing MicroStrategy to make and use false records and statements. The final outcome of this matter is not presently determinable.

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
•
regulatory, commercial, and technical developments related to bitcoin or the bitcoin blockchain, or digital assets more generally;
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

•
changes in our operating expenses;
•
the impact of war, terrorism, infectious diseases (such as COVID-19 and its variants), natural disasters and other global events, and government responses to such events, on the global economy and on our customers, suppliers, employees, and business;
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

We may not be able to maintain or increase profitability in future periods

We generated net income for the three months ended March 31, 2023, due in part to a $453.2 million tax benefit generated primarily from the release of a valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings (attributable to the increase in market value of bitcoin as of March 31, 2023 compared to December 31, 2022) and a $44.7 million gain on debt extinguishment resulting from the repayment of the 2025 Secured Term Loan, however, we may not be able to maintain or increase profitability in future periods. If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur additional significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2023, we had $651.5 million of deferred tax assets, which reflects a $55.1 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. If the market value of bitcoin at a future reporting date is less than the market value of bitcoin at the previous reporting date, we may be required to increase further the valuation allowance against the deferred tax asset. Additionally, if we are unable to maintain or increase profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. If we are subject to these new taxes under the IRA, it could materially affect our financial results, including our earnings and cash flow.

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

Risks Related to Our Bitcoin Acquisition Strategy and Holdings

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $20,000 per bitcoin and above $40,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Quarterly Report.

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

Our bitcoin acquisition strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our bitcoin acquisition strategy. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin has declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin acquisition strategy or actions we undertake to implement it. If bitcoin prices were to fall further or our bitcoin acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our class A common stock would be materially adversely impacted.

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

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate and use of bitcoin. A series of recent high-profile bankruptcies, closures and liquidations relating to companies operating in the digital asset industry and certain of their affiliates, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital and the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, have highlighted the counterparty risks applicable to digital asset ownership and trading. Such developments have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, or regulatory enforcement or other regulatory actions involving participants in the digital assets industry in the future may further negatively impact the adoption rate and use of bitcoin.

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

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. A change in the accounting treatment of our bitcoin holdings could have a material impact on our results of operations in future periods and could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, which in turn could have a material adverse effect on our financial results and the market price of our class A common stock. For example, on March 23, 2023, the Financial Accounting Standards Board (“FASB”) issued an exposure draft for comment that would cause in-scope crypto assets (such as bitcoin) to be measured at fair value, with fair value changes recorded in current period earnings. If the FASB issues a final ASU substantially similar to the exposure draft, the change in presentation could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet.

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

The price of bitcoin may be influenced by legal, commercial, technical and industry factors that are highly uncertain, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our class A common stock

Fluctuations in the price of bitcoin have in the past and are likely to continue to influence our financial results and the market price of our class A common stock. Our financial results and the market price of our class A common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past), including as a result of:

•
decreased user and investor confidence in bitcoin;
•
investment and trading activities of highly active retail and institutional users, speculators, miners and investors, including actual or perceived manipulation of the market for bitcoin;
•
negative publicity or events relating to bitcoin, including potential public backlash against bitcoin to the extent the public views bitcoin as a vehicle that may be used to circumvent sanctions, including the recent sanctions imposed on Russia related to the ongoing conflict between Russia and Ukraine;
•
negative or unpredictable media or social media coverage of bitcoin or the digital asset industry, including in connection with expected or pending criminal or regulatory enforcement actions against, or bankruptcy proceedings of, industry participants;
•
negative public sentiment related to the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
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
•
disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection;
•
the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023 and the government-mandated closure and sale of Signature Bank in 2023;
•
regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example:

•
On March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. central bank digital currency (“CBDC”). On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers.
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
•
On April 4, 2022, SEC Chair Gary Gensler announced that he has asked SEC staff to work (i) to register and regulate digital asset platforms like securities exchanges; (ii) with the Commodity Futures Trading Commission on how to jointly address digital asset platforms that trade both securities and non-securities; (iii) on segregating out digital asset platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market making functions of digital asset platforms, if appropriate. Similarly, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets.

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
•
On March 1, 2023, the U.S. Under Secretary for Domestic Finance provided an update on the development of a U.S. CBDC, indicating that the U.S. Department of Treasury would be providing an initial set of findings and recommendations regarding the development and adoption of a U.S. CBDC in the coming months.
•
In April 2023, the European Parliament approved the Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin, with the requirements phasing into effect throughout 2023 and 2024. MiCA also requires the European Commission (i) to provide a report on the environmental impact of crypto-assets and (ii) based upon such report, introduce mandatory minimum sustainability standards for consensus mechanisms, including the proof-of-work consensus mechanisms on which the Bitcoin blockchain is based.
•
On April 14, 2023, the SEC reopened the comment period for its proposal to amend the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. The comment period will remain open until the later of June 13, 2023, or 30 days after the publication of the proposed rule in the Federal Register, after which the SEC will determine whether to adopt the revised definition. If adopted in its proposed form, the new definition would have a sweeping impact on digital asset trading venues and other digital asset industry participants.
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

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. As explained more fully in Note 2(g) to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022, we determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market for bitcoin). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of our bitcoin assets are impaired. In determining if an impairment has occurred, we consider the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. If the carrying value of a bitcoin exceeds that lowest price at any time during the quarter, an impairment loss is deemed to have occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of bitcoin will not affect the carrying value of our bitcoin. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculate the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale.

As a result, any decrease in the fair value of bitcoin below our carrying value for such assets at any time since their acquisition requires us to incur an impairment charge, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our class A common stock. Conversely, any sale of bitcoins at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings. In addition, on March 23, 2023, the FASB issued an exposure draft for comment that would cause in-scope crypto assets (such as bitcoin) to be measured at fair value, with fair value changes recorded in current period earnings. If the FASB issues a final ASU substantially similar to the exposure draft, the change in presentation could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet.

At March 31, 2023, we carried $2.000 billion of digital assets on our balance sheet, consisting of approximately 140,000 bitcoins and reflecting $2.172 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $94.3 million in cash and cash equivalents, compared to a carrying value of $2.896 billion of digital assets, consisting of approximately 129,218 bitcoins, and $92.7 million in cash and cash equivalents at March 31, 2022. Digital asset impairment losses of $18.9 million incurred during the three months ended March 31, 2023 represented 16.5% of our operating expenses and were included in our net income of $461.2 million for the three months ended March 31, 2023, compared to $170.1 million in digital asset impairment losses incurred during the three months ended March 31, 2022 which represented 64.5% of our operating expenses and contributed to our net loss of $130.8 million for the three months ended March 31, 2022.

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

Approximately 14,890 bitcoins serve as part of the collateral securing our 2028 Secured Notes and we may consider issuing additional debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or corporate assets, the FTX collapse may have increased regulatory focus on the digital assets industry. For example, the SEC has recently proposed a number of rules with implications for digital assets. Notably, on April 14, 2023, the SEC reopened the comment period for its proposal to significantly expand the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. If adopted in its proposed form, the proposed rule would have a sweeping impact on digital asset trading venues and other digital asset industry participants. U.S. and foreign regulators have also increased, and are highly likely to continue to increase, enforcement activity, and are likely to adopt new regulatory requirements in response to the collapse. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

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

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, security failures or operational problems.

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

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of April 28, 2023, we held approximately 140,000 bitcoins that were acquired at an aggregate purchase price of $4.172 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. The price of bitcoin experienced a significant decline in 2022, and this has had, and any further significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our business

As a result of our bitcoin acquisition strategy, the majority of our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of March 31, 2023, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then, and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin. Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on cryptocurrency trading platforms. As of March 31, 2023, two of the five largest digital assets by market capitalization are U.S. dollar-backed stablecoins. Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents

In September 2020, we adopted bitcoin as our primary treasury reserve asset. Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at reasonable prices or at all. For example, although the Coinbase exchange (our principal market for bitcoin) has, to date, not been impacted, a number of bitcoin trading venues recently have temporarily halted deposits and withdrawals. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, our custodians (including Coinbase) are not banking institutions or otherwise members of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, digital asset deposits held with those custodians are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Although as of the date of this Quarterly Report we hold a substantial portion of our bitcoin with a single custodian, our custodial agreements do not restrict us from reallocating our bitcoin holdings among our custodians. In light of the significant amount of bitcoin we hold, we are continuing to seek a greater degree of diversification in the use of custodial services as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

As of March 31, 2023, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, the use of custodians to hold our bitcoin exposes us to the risk that the bitcoin custodially-held on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings. For the three months ended March 31, 2023, transactions by channel partners for which we recognized revenue accounted for 40.1% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships. Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings. If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $223.4 million as of March 31, 2023. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $93.4 million of other remaining performance obligations as of March 31, 2023, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the three months ended March 31, 2023, our top three product licenses transactions with recognized revenue totaled $4.0 million, or 22.9% of total product licenses revenues, compared to $2.6 million, or 15.6% of total product licenses revenues, for the three months ended March 31, 2022.

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

Risks Related to Our Operations

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility, or other third-party services, as a result of geopolitical tensions, acts of terrorism, natural disasters, pandemics (like the COVID-19 pandemic), and similar events, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, Argentina, and Poland. In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services, including AWS, Azure, and other cloud services. Any disruptions or failures of our systems or the third-party hosting facility or other services that we use, including as a result of a natural disaster, fire, cyberattack (including the potential increase in risk for such attacks due to cyberwarfare in connection with the ongoing conflict between Russia and Ukraine), act of terrorism, geopolitical conflict (including due to the ongoing conflict between Russia and Ukraine and any potential conflict involving China and Taiwan), pandemic (including the COVID-19 pandemic), the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, host country restrictions on the conduct of our business operations or the availability of our offerings, or other unanticipated problems with our systems or the third-party services that we use, such as a failure to meet service standards, could severely impact our ability to conduct our business operations or to attract new customers or maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 42.8% and 43.4% of our total revenues for the three months ended March 31, 2023 and 2022, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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
•
natural disasters, acts of war (including risks relating to the ongoing conflict between Russia and Ukraine and any potential conflict involving China and Taiwan), terrorism, or pandemics (including the COVID-19 pandemic); and
•
political instability and security risks in the countries where we are doing business, including, without limitation, political and economic instability caused by the current conflict between Russia and Ukraine and economic sanctions adopted in response to the conflict.

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

If we or our third-party service providers experience a disruption due to a cybersecurity attack or security breach and unauthorized parties obtain access to our customers’, prospects’, vendors’, or channel partners’ data, our data, our networks or other systems, or the cloud environments we manage, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’, prospects’, vendors’, and channel partners’ data as well as our own, including in our networks and other systems and the cloud environments we manage. Security breaches may occur due to technological error, computer viruses, or third-party action, including intentional misconduct by computer hackers or state actors, physical break-ins, industrial espionage, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as usernames or passwords, and employee, customer, or channel partner error or malfeasance. A security breach could result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of our customers’, prospects’, vendors’, or channel partners’ data, our data (including our proprietary information, intellectual property, or trade secrets), our networks or other systems, or the cloud environments we manage. Third parties may also conduct attacks designed to prevent access to critical data or systems through ransomware or temporarily deny customers access to our cloud environments.

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

Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business and results of operations

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns recently characterized by restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bank failures, bankruptcies and overall uncertainty with respect to the economy. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as conflict in the Ukraine, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our software and service offerings; have delayed and may delay customer purchasing decisions; have reduced and may in the future reduce the value and duration of customer subscription contracts; and we expect these conditions will adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $328.38 as of April 28, 2023. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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
•
sales or purchases of stock by us or by our stockholders and issuances of awards under our stock incentive plan; and
•
general economic conditions and slow or negative growth of related markets, including as a result of war, terrorism, infectious diseases (such as COVID-19 and its variants), natural disasters and other global events, and government responses to such events.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 24, 2023, there are 1,964,025 shares of class B common stock outstanding, which accounts for approximately 64.1% of the total voting power of our outstanding common stock. As of April 24, 2023, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 1,961,668 shares of class B common stock, or 64.0% of the total voting power. Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments or other convertible securities could depress the price of our class A common stock

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, through the date of this report we have sold $387.7 million of shares of class A common stock, and we may sell class A common stock having an aggregate offering price of up to an additional $112.3 million from time to time through the 2022 Sales Agents under the 2022 Sales Agreement. We cannot predict:

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of March 31, 2023, we had $2.211 billion aggregate indebtedness, consisting of $650.0 million aggregate principal amount of 2025 Convertible Notes, $1.05 billion aggregate principal amount of 2027 Convertible Notes, $500.0 million aggregate principal amount of 2028 Secured Notes and $10.7 million of other long-term indebtedness.

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

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness. Our wholly-owned subsidiary, MacroStrategy, which holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes, the bitcoin that MacroStrategy acquired using the proceeds from the 2025 Secured Term Loan, and the bitcoin that MacroStrategy acquired from the proceeds of the sale of our class A shares pursuant to the Open Market Sale Agreement with Jefferies, LLC, as agent and the 2022 Sales Agreement, is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs under such indebtedness. MacroStrategy holds approximately 125,110 bitcoins that, as of March 31, 2023, had a carrying value of $1.770 billion on our Consolidated Balance Sheet, representing 58.5% of our consolidated total assets at such date. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 6, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Share Repurchase Program.

Item 5. Other Information

Earnings Release

On May 1, 2023, we issued a press release announcing the Company’s financial results for the quarter ended March 31, 2023. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

10.1†	2023 Sales Executive Variable Compensation Plan, by and between the registrant and Kevin L. Adkisson.

10.2†	Summary of Certain Provisions of CFO Offer Letter.

10.3†	Agreement, dated as of March 30, 2023, by and between the registrant and Timothy E. Lang.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated May 1, 2023, regarding the Company’s financial results for the quarter ended March 31, 2023.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: May 1, 2023