Form 10-Q
period 2023-06-30
MICROSTRATEGY Inc
filed 2023-08-01
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of July 25, 2023, the registrant had 12,121,369 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,968	$43,835
Restricted cash	2,085	7,033
Accounts receivable, net	121,901	189,280
Prepaid expenses and other current assets	19,680	24,418
Total current assets	209,634	264,566
Digital assets	2,323,252	1,840,028
Property and equipment, net	30,507	32,311
Right-of-use assets	58,264	61,299
Deposits and other assets	22,421	23,916
Deferred tax assets, net	719,026	188,152
Total assets	$3,363,104	$2,410,272
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$33,660	$42,976
Accrued compensation and employee benefits	41,492	53,716
Accrued interest	1,493	2,829
Current portion of long-term debt, net	468	454
Deferred revenue and advance payments	195,817	217,428
Total current liabilities	272,930	317,403
Long-term debt, net	2,177,974	2,378,560
Deferred revenue and advance payments	11,244	12,763
Operating lease liabilities	63,814	67,344
Other long-term liabilities	17,826	17,124
Deferred tax liabilities	198	198
Total liabilities	2,543,986	2,793,392
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 20,803 shares issued and 12,119 shares outstanding, and 18,269 shares issued and 9,585 shares outstanding, respectively	21	18
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,559,268	1,841,120
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(13,150)	(13,801)
Accumulated deficit	(944,919)	(1,428,355)
Total stockholders’ equity (deficit)	819,118	(383,120)
Total liabilities and stockholders’ equity (deficit)	$3,363,104	$2,410,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product licenses	$15,522	$20,129	$32,934	$36,642
Subscription services	19,878	14,017	38,688	26,862
Total product licenses and subscription services	35,400	34,146	71,622	63,504
Product support	66,081	66,521	131,562	133,672
Other services	18,919	21,406	39,131	44,174
Total revenues	120,400	122,073	242,315	241,350
Cost of revenues:
Product licenses	444	431	978	908
Subscription services	7,216	5,498	15,072	10,908
Total product licenses and subscription services	7,660	5,929	16,050	11,816
Product support	5,816	5,127	11,584	10,318
Other services	13,645	14,148	27,428	28,747
Total cost of revenues	27,121	25,204	55,062	50,881
Gross profit	93,279	96,869	187,253	190,469
Operating expenses:
Sales and marketing	37,660	36,862	73,766	70,102
Research and development	29,354	31,790	60,712	65,313
General and administrative	28,830	28,502	56,736	55,208
Digital asset impairment losses	24,143	917,838	43,054	1,087,929
Total operating expenses	119,987	1,014,992	234,268	1,278,552
Loss from operations	(26,708)	(918,123)	(47,015)	(1,088,083)
Interest expense, net	(11,095)	(13,187)	(26,025)	(24,226)
Gain on debt extinguishment	0	0	44,686	0
Other (expense) income, net	(250)	5,120	(1,693)	7,345
Loss before income taxes	(38,053)	(926,190)	(30,047)	(1,104,964)
(Benefit from) provision for income taxes	(60,296)	136,108	(513,483)	88,085
Net income (loss)	$22,243	$(1,062,298)	$483,436	$(1,193,049)
Basic earnings (loss) per share (1)	$1.68	$(94.01)	$41.18	$(105.64)
Weighted average shares outstanding used in computing basic earnings (loss) per share	13,247	11,300	11,739	11,294
Diluted earnings (loss) per share (1)	$1.52	$(94.01)	$33.56	$(105.64)
Weighted average shares outstanding used in computing diluted earnings (loss) per share	16,095	11,300	14,534	11,294

(1) Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$22,243	$(1,062,298)	$483,436	$(1,193,049)
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(87)	(4,113)	651	(6,122)
Total other comprehensive (loss) income	(87)	(4,113)	651	(6,122)
Comprehensive income (loss)	$22,156	$(1,066,411)	$484,087	$(1,199,171)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, unaudited)

		Class A		Class B Convertible		Additional			Accumulated Other	(Accumulated Deficit)
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2022	$978,958	18,006	$18	1,964	$2	$1,727,143	(8,684)	$(782,104)	$(7,543)	$41,442
Net loss	(130,751)	0	0	0	0	0	0	0	0	(130,751)
Other comprehensive loss	(2,009)	0	0	0	0	0	0	0	(2,009)	0
Issuance of class A common stock upon exercise of stock options	288	2	0	0	0	288	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,805	7	0	0	0	2,805	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(501)	3	0	0	0	(501)	0	0	0	0
Share-based compensation expense	14,209	0	0	0	0	14,209	0	0	0	0
Balance at March 31, 2022	$862,999	18,018	$18	1,964	$2	$1,743,944	(8,684)	$(782,104)	$(9,552)	$(89,309)
Net loss	(1,062,298)	0	0	0	0	0	0	0	0	(1,062,298)
Other comprehensive loss	(4,113)	0	0	0	0	0	0	0	(4,113)	0
Issuance of class A common stock upon exercise of stock options	423	3	0	0	0	423	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(49)	0	0	0	0	(49)	0	0	0	0
Share-based compensation expense	15,970	0	0	0	0	15,970	0	0	0	0
Balance at June 30, 2022	$(187,068)	18,021	$18	1,964	$2	$1,760,288	(8,684)	$(782,104)	$(13,665)	$(1,151,607)
Net loss	(27,079)	0	0	0	0	0	0	0	0	(27,079)
Other comprehensive loss	(4,514)	0	0	0	0	0	0	0	(4,514)	0
Issuance of class A common stock upon exercise of stock options	621	4	0	0	0	621	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	1,668	9	0	0	0	1,668	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(642)	4	0	0	0	(642)	0	0	0	0
Share-based compensation expense	16,725	0	0	0	0	16,725	0	0	0	0
Balance at September 30, 2022	$(200,289)	18,038	$18	1,964	$2	$1,778,660	(8,684)	$(782,104)	$(18,179)	$(1,178,686)
Net loss	(249,669)	0	0	0	0	0	0	0	0	(249,669)
Other comprehensive income	4,378	0	0	0	0	0	0	0	4,378	0
Issuance of class A common stock upon exercise of stock options	61	0	0	0	0	61	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(1,021)	12	0	0	0	(1,021)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	46,219	219	0	0	0	46,219	0	0	0	0
Share-based compensation expense	17,201	0	0	0	0	17,201	0	0	0	0
Balance at December 31, 2022	$(383,120)	18,269	$18	1,964	$2	$1,841,120	(8,684)	$(782,104)	$(13,801)	$(1,428,355)
Net income	461,193	0	0	0	0	0	0	0	0	461,193
Other comprehensive income	738	0	0	0	0	0	0	0	738	0
Issuance of class A common stock upon exercise of stock options	6,750	44	0	0	0	6,750	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,380	13	0	0	0	2,380	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(514)	4	0	0	0	(514)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	338,962	1,349	2	0	0	338,960	0	0	0	0
Share-based compensation expense	16,822	0	0	0	0	16,822	0	0	0	0
Balance at March 31, 2023	$443,211	19,679	$20	1,964	$2	$2,205,518	(8,684)	$(782,104)	$(13,063)	$(967,162)
Net income	22,243	0	0	0	0	0	0	0	0	22,243
Other comprehensive loss	(87)	0	0	0	0	0	0	0	(87)	0
Issuance of class A common stock upon exercise of stock options	5,354	39	0	0	0	5,354	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(242)	6	0	0	0	(242)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	333,494	1,079	1	0	0	333,493	0	0	0	0
Share-based compensation expense	15,145	0	0	0	0	15,145	0	0	0	0
Balance at June 30, 2023	$819,118	20,803	$21	1,964	$2	$2,559,268	(8,684)	$(782,104)	$(13,150)	$(944,919)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$483,436	$(1,193,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,661	4,767
Reduction in carrying amount of right-of-use assets	4,320	3,990
Credit losses and sales allowances	438	606
Deferred taxes	(530,628)	76,109
Release of liabilities for unrecognized tax benefits	(102)	0
Share-based compensation expense	33,049	29,688
Digital asset impairment losses	43,054	1,087,929
Amortization of issuance costs on long-term debt	4,400	4,297
Gain on debt extinguishment	(44,686)	0
Changes in operating assets and liabilities:
Accounts receivable	17,737	9,281
Prepaid expenses and other current assets	4,861	(7,077)
Deposits and other assets	1,189	(6,578)
Accounts payable and accrued expenses	(9,400)	(10,216)
Accrued compensation and employee benefits	(15,559)	(9,802)
Accrued interest	(1,336)	776
Deferred revenue and advance payments	26,952	36,945
Operating lease liabilities	(5,233)	(4,835)
Other long-term liabilities	(228)	32
Net cash provided by operating activities	18,925	22,863
Investing activities:
Purchases of digital assets	(526,278)	(225,500)
Purchases of property and equipment	(1,138)	(1,519)
Net cash used in investing activities	(527,416)	(227,019)
Financing activities:
Proceeds from secured term loan, net of lender fees	0	204,693
Issuance costs paid for secured term loan, excluding lender fees	0	(107)
Repayments of secured term loan and third-party extinguishment costs	(160,033)	0
Proceeds from other long-term secured debt	0	11,100
Issuance costs paid for other long-term secured debt	0	(174)
Repayments of other long-term secured debt	(254)	0
Proceeds from sale of common stock under public offerings	676,068	0
Issuance costs paid related to sale of common stock under public offerings	(3,628)	0
Proceeds from exercise of stock options	12,104	711
Proceeds from sales under employee stock purchase plan	2,380	2,805
Payment of withholding tax on vesting of restricted stock units	(726)	(541)
Net cash provided by financing activities	525,911	218,487
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(235)	(3,224)
Net increase in cash, cash equivalents, and restricted cash	17,185	11,107
Cash, cash equivalents, and restricted cash, beginning of period	50,868	64,434
Cash, cash equivalents, and restricted cash, end of period	$68,053	$75,541

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

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the Company’s accounting policies since December 31, 2022, except for those related to the Company’s new share-settled performance stock unit awards as described further in Note 8, Share-based Compensation, to the Consolidated Financial Statements.

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

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	June 30,	December 31,
	2023	2022
Approximate number of bitcoins held	152,333	132,500
Digital assets carrying value	$2,323,252	$1,840,028
Cumulative digital asset impairment losses	$2,196,216	$2,153,162

The carrying value on the Company’s Consolidated Balance Sheet at each period-end represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through June 30, 2023 or December 31, 2022, respectively, and not as of June 30, 2023 or December 31, 2022, respectively.

The following table summarizes the Company’s digital asset purchases and digital asset impairment losses (in thousands, except number of bitcoins) for the periods indicated. The Company did not sell any of its bitcoins during the three and six months ended June 30, 2023 or 2022, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Approximate number of bitcoins purchased	12,333	481	19,833	5,308
Digital asset purchases	$347,003	$10,000	$526,278	$225,500
Digital asset impairment losses	$24,143	$917,838	$43,054	$1,087,929

From time to time, the Company may be extended short-term credits from Coinbase or other execution partners to purchase bitcoin in advance of using cash funds in the Company’s trading account. The trade credits are due and payable in cash within days after they are extended. As of June 30, 2023, the Company had no outstanding trade credits payable.

As of June 30, 2023, approximately 15,264 of the bitcoins held by the Company, which had a carrying value of approximately $239.5 million on the Company’s Consolidated Balance Sheet as of June 30, 2023, serve as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), as further described in Note 4, Long-term Debt, to the Consolidated Financial Statements. All of the Company’s bitcoins previously serving as collateral for a $205.0 million term loan (the “2025 Secured Term Loan”) issued to MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, by Silvergate Bank (“Silvergate”) were released from collateral upon the repayment of the 2025 Secured Term Loan during the first quarter of 2023. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further details of the 2025 Secured Term Loan and its repayment.

(3) Contract Balances

The Company invoices its customers in accordance with billing schedules established in each contract. The Company’s rights to consideration from customers are presented separately in the Company’s Consolidated Balance Sheets depending on whether those rights are conditional or unconditional.

The Company presents unconditional rights to consideration from customers within “Accounts receivable, net” in its Consolidated Balance Sheets. All of the Company’s contracts are generally non-cancelable and/or non-refundable, and therefore an unconditional right generally exists when the customer is billed or amounts are billable per the contract.

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2023	2022
Billed and billable	$124,595	$191,844
Less: allowance for credit losses	(2,694)	(2,564)
Accounts receivable, net	$121,901	$189,280

Changes in the allowance for credit losses were not material for the three and six months ended June 30, 2023.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consist of $0.9 million and $0.6 million, as of June 30, 2023 and December 31, 2022, respectively, related to accrued sales and usage-based royalty revenue and performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. In royalty-based arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $1.1 million and $0.7 million, as of June 30, 2023 and December 31, 2022, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three and six months ended June 30, 2023 and 2022, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

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

The Company’s “Accounts receivable, net” and “Deferred revenue and advance payments” balances in the Consolidated Balance Sheets include unpaid amounts related to contracts under which the Company has an enforceable right to invoice the customer for non-cancelable and/or non-refundable software and services. Changes in accounts receivable and changes in deferred revenue and advance payments are presented net of these unpaid amounts in “Operating activities” in the Consolidated Statements of Cash Flows.

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2023	2022
Current:
Deferred product licenses revenue	$974	$2,825
Deferred subscription services revenue	49,898	51,861
Deferred product support revenue	141,605	155,366
Deferred other services revenue	3,340	7,376
Total current deferred revenue and advance payments	$195,817	$217,428

Non-current:
Deferred product licenses revenue	$2,493	$2,742
Deferred subscription services revenue	2,888	3,030
Deferred product support revenue	5,340	6,387
Deferred other services revenue	523	604
Total non-current deferred revenue and advance payments	$11,244	$12,763

During the three and six months ended June 30, 2023, the Company recognized revenues of $62.3 million and $143.1 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2023. During the three and six months ended June 30, 2022, the Company recognized revenues of $58.9 million and $133.8 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2022. For the three and six months ended June 30, 2023 and 2022, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of June 30, 2023, the Company had an aggregate transaction price of $294.3 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. The Company expects to recognize $229.1 million within the next 12 months and the remainder thereafter.

(4) Long-term Debt

The net carrying value of the Company’s long-term debt (in thousands) consisted of the following, as of:

	June 30, 2023	December 31, 2022
2025 Convertible Notes	$642,405	$640,888
2027 Convertible Notes	1,035,290	1,033,277
2028 Secured Notes	490,356	489,547
2025 Secured Term Loan	0	204,688
Other long-term secured debt	9,923	10,160
Total	$2,177,974	$2,378,560

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

There have been no adjustments to the initial conversion rates for each of the Convertible Notes as of June 30, 2023. As of June 30, 2023, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Convertible Notes and 2027 Convertible Notes, respectively.

During the six months ended June 30, 2023, the 2025 Convertible Notes were not convertible at any time. During the six months ended June 30, 2022, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes during the first quarter of 2022 only. During the six months ended June 30, 2023 and 2022, the 2027 Convertible Notes were not convertible at any time. No conversions of the Convertible Notes occurred during the six months ended June 30, 2023 or 2022. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods.

As of June 30, 2023 and December 31, 2022, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s convertible debt instruments as of June 30, 2023 (in thousands):

	June 30, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(7,595)	$642,405	$710,232	Level 2
2027 Convertible Notes	1,050,000	(14,710)	1,035,290	672,000	Level 2
Total	$1,700,000	$(22,305)	$1,677,695	$1,382,232

The following is a summary of the Company’s convertible debt instruments as of December 31, 2022 (in thousands):

	December 31, 2022
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(9,112)	$640,888	$364,000	Level 2
2027 Convertible Notes	1,050,000	(16,723)	1,033,277	394,800	Level 2
Total	$1,700,000	$(25,835)	$1,674,165	$758,800

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended June 30, 2023 and 2022, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$1,219	$760	$1,979	$1,219	$750	$1,969
2027 Convertible Notes	0	1,007	1,007	0	1,003	1,003
Total	$1,219	$1,767	$2,986	$1,219	$1,753	$2,972

For the six months ended June 30, 2023 and 2022, interest expense related to the Convertible Notes was as follows (in thousands):

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$2,438	$1,517	$3,955	$2,438	$1,498	$3,936
2027 Convertible Notes	0	2,013	2,013	0	2,005	2,005
Total	$2,438	$3,530	$5,968	$2,438	$3,503	$5,941

For each of the three and six months ended June 30, 2023, the Company paid $2.4 million in interest related to the 2025 Convertible Notes. For each of the three and six months ended June 30, 2022, the Company paid $2.4 million in interest related to the 2025 Convertible Notes. The Company has not paid any additional interest or special interest related to the 2025 Convertible Notes or the 2027 Convertible Notes, respectively, to date.

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

The 2028 Secured Notes include a springing maturity feature that will cause the stated maturity date to spring ahead to: (1) September 15, 2025 (the “First Springing Maturity Date”), unless on the First Springing Maturity Date (i) the Company has Liquidity (as defined in the 2028 Secured Notes Indenture) in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2025 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2025 Convertible Notes remains outstanding, (2) November 16, 2026 (the “Second Springing Maturity Date”), unless on the Second Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2027 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2027 Convertible Notes remains outstanding, or (3) the date (such date, an “FCCR Springing Maturity Date”) that is 91 days prior to the maturity date of any future convertible debt that we may issue that is then outstanding (the “FCCR Convertible Indebtedness”), unless on the FCCR Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on such FCCR Convertible Indebtedness or (ii) less than $100,000,000 of the aggregate principal amount of such FCCR Convertible Indebtedness remains outstanding. As of June 30, 2023, for purposes of calculating Liquidity, the Company and its Restricted Subsidiaries (as defined in the indenture for the 2028 Secured Notes) owned approximately 92,079 unencumbered Existing Digital Assets (as defined in the indenture for the 2028 Secured Notes).

The terms of the 2028 Secured Notes are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The 2028 Secured Notes are governed by an indenture containing certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates. The Company was in compliance with its debt covenants as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2028 Secured Notes as of June 30, 2023 (in thousands):

	June 30, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(9,644)	$490,356	$448,835	Level 2

The following is a summary of the 2028 Secured Notes as of December 31, 2022 (in thousands):

	December 31, 2022
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(10,453)	$489,547	$369,800	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended June 30, 2023 and 2022, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,656	$408	$8,064	$7,656	$382	$8,038

For the six months ended June 30, 2023 and 2022, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$15,312	$809	$16,121	$15,312	$758	$16,070

For each of the three and six months ended June 30, 2023, the Company paid $15.3 million in interest related to the 2028 Secured Notes. For each of the three and six months ended June 30, 2022, the Company paid $15.3 million in interest related to the 2028 Secured Notes.

Secured Term Loan

On March 23, 2022, MacroStrategy, a wholly-owned subsidiary of the Company, entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with Silvergate pursuant to which Silvergate issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. The terms of the 2025 Secured Term Loan are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. On March 24, 2023, MacroStrategy and Silvergate entered into a Prepayment, Waiver and Payoff to Credit and Security Agreement, pursuant to which MacroStrategy voluntarily prepaid Silvergate approximately $161.0 million (the “Payoff Amount”), in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. Upon Silvergate’s receipt of the Payoff Amount on March 24, 2023, the Credit and Security Agreement was terminated and Silvergate released its security interest in all of MacroStrategy’s assets collateralizing the 2025 Secured Term Loan, including the bitcoin that was serving as collateral.

The Payoff Amount consisted of a $159.9 million payment to repay the full $205.0 million outstanding principal amount of the 2025 Secured Term Loan as of March 24, 2023 and a $1.1 million payment for accrued unpaid interest on the 2025 Secured Term Loan as of March 24, 2023. The Company also incurred $0.1 million in third party fees in connection with the repayment of the 2025 Secured Term Loan. The net carrying value of the 2025 Secured Term Loan as of March 24, 2023, immediately prior to the loan’s repayment, was $204.7 million, which resulted in a $44.7 million gain on debt extinguishment recognized in the Company’s Consolidated Statement of Operations in the first quarter of 2023.

MacroStrategy previously maintained a $5.0 million cash reserve account (the “Reserve Account”) with Silvergate to serve as additional collateral for the 2025 Secured Term Loan. On March 24, 2023, the $5.0 million then held in the Reserve Account was applied against the Payoff Amount, reducing the amount of additional funds that were required to be paid by MacroStrategy to Silvergate in connection with the payoff of the 2025 Secured Term Loan.

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

No interest expense related to the 2025 Secured Term Loan was recognized after the debt was repaid in full during the first quarter of 2023. For the six months ended June 30, 2023, interest expense related to the 2025 Secured Term Loan was as follows (in thousands):

	Six Months Ended June 30, 2023
	Contractual	Amortization of
	Interest Expense	Issuance Costs	Total
2025 Secured Term Loan	$3,781	$31	$3,812

For the three and six months ended June 30, 2022, interest expense related to the 2025 Secured Term Loan was as follows (in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Secured Term Loan	$2,207	$33	$2,240	$2,383	$36	$2,419

The Company paid a final $5.1 million in interest related to the 2025 Secured Term Loan during the first quarter of 2023, $1.1 million of which was included in the Payoff Amount. The Company paid $1.6 million in interest related to the 2025 Secured Term Loan during each of the three and six months ended June 30, 2022.

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. As of June 30, 2023, the loan had a net carrying value of $10.4 million and an outstanding principal balance of $10.6 million, after monthly payments made under the terms of the agreement. As of June 30, 2023, $0.5 million of the net carrying value is short-term and is presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheet.

Maturities

The following table shows the maturities of the Company’s debt instruments as of June 30, 2023 (in thousands). The principal payments related to the 2028 Secured Notes are included in the table below based on the First Springing Maturity Date of September 15, 2025, as if the springing maturity feature discussed above were triggered. As of June 30, 2023, the Company expects to be able to satisfy the requirements in the 2028 Secured Notes Indenture to avoid triggering the springing maturity feature of the 2028 Secured Notes.

Payments due by period ended June 30,	2025 Convertible Notes	2027 Convertible Notes	2028 Secured Notes	Other long-term secured debt	Total
2024	$0	$0	$0	$525	$525
2025	0	0	0	555	555
2026	650,000	0	500,000	584	1,150,584
2027	0	1,050,000	0	8,937	1,058,937
2028	0	0	0	0	0
Thereafter	0	0	0	0	0
Total	$650,000	$1,050,000	$500,000	$10,601	$2,210,601

(5) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of June 30, 2023 or December 31, 2022.

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

The Company believes that a loss is probable in connection with these Brazilian matters. In the second quarter of 2023, the Company was able to reasonably estimate a minimum loss of $1.2 million in respect of these matters and accrued $1.0 million in its consolidated financial statements for the three months ended June 30, 2023, which amount is in addition to the $0.2 million it had previously accrued with respect to such matters. However, given the stage of these matters, the Company remains unable to reasonably estimate a range of loss beyond such minimum loss at this time. The aggregate accrued amount for these matters is included as a component of “Accounts payable, accrued expenses, and operating lease liabilities” in the Consolidated Balance Sheet as of June 30, 2023. The final outcome of these matters may result in a loss that is significantly greater than this accrued amount. Any loss associated with the final outcome of these matters may result in a material impact on the Company’s earnings and financial results for the period in which any such additional liability is accrued. However, the Company believes that any loss associated with the final outcome of these matters will not have a material effect on the Company’s financial position.

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

On March 1, 2021, Daedalus provided its formal infringement contentions which included additional accused functionality as part of its infringement allegations from the complaint, materially expanding the scope of its case. The Company has filed a motion to dismiss the complaint with prejudice, asking the court to rule that the asserted claims are invalid as being directed to patent ineligible matter. The court conducted a claim construction hearing on July 15, 2021. The court appointed a special master on October 28, 2021 and directed the special master to submit a Report and Recommendation as to the issue of claim construction and the pending motion to dismiss by February 1, 2022. On January 21, 2022, the special master issued two separate Reports and Recommendations. The first Report and Recommendation recommended constructions of certain patent claim terms and the second Report and Recommendation recommended, without reaching the merits, dismissing the Company’s motion to dismiss without prejudice to re-filing after discovery ends. The parties filed their respective objections to the special master’s Reports and Recommendations on February 4, 2022, and their oppositions to the other party’s objections on February 18, 2022. On March 9, 2022, the court issued an order overruling all parties’ objections and adopting the special master’s Reports and Recommendations in full. As per court order, the parties submitted a joint proposed schedule, which the court adopted on April 7, 2022, providing new deadlines for the close of fact discovery, expert reports, expert discovery, and dispositive motions. Fact discovery reopened on April 18, 2022 and closed on June 1, 2022. In July 2022, the case proceeded to expert discovery and the parties exchanged their opening expert reports on issues for which they bear the burden of proof on July 1, 2022, their rebuttal reports on July 29, 2022, and their reply reports on August 12, 2022. The parties engaged in expert depositions the weeks of August 22 and August 29, 2022. On September 21, 2022, the parties filed their respective motions for summary judgment, and on October 12, 2022 and October 19, 2022, the parties filed their opposition and reply briefs. The court also re-appointed the special master to assist in addressing the parties’ motions for summary judgment and other pending pre-trial motions. The special master has provided his Reports and Recommendations for the parties’ evidentiary motions and summary judgment motions. The court also ordered a mediation, which the Company expects to occur in August 2023. The outcome of this matter is not presently determinable.

On August 31, 2022, the District of Columbia (the “District”), through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of the Company’s Board of Directors and the Company’s Executive Chairman, in his personal capacity, and (ii) the Company. The District sought, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleged that the amount of personal income taxes purportedly involved was more than $25 million. The complaint also alleged in the sole claim against the Company that it violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes. On October 26, 2022, the Company filed a motion to dismiss the District’s complaint. On February 28, 2023, the court ruled on the motion to dismiss, dismissing the sole claim against the Company as well as a claim against Mr. Saylor alleging that Mr. Saylor violated the District’s False Claims Act. The court did not dismiss claims against Mr. Saylor alleging that Mr. Saylor failed to pay personal income taxes, interest and penalties due. On April 13, 2023, the District, through its Office of the Attorney General, filed a motion to amend its complaint to attempt to restore claims under the False Claims Act against both Mr. Saylor and the Company. On May 10, 2023, the court granted the District’s motion to amend its complaint, reinstating the Company as a defendant in the case. The amended complaint alleges that the Company violated the District’s False Claims Act by making and using false records and statements in the form of false withholding filings with the District Office of Tax and Revenue. The amended complaint also alleges that Mr. Saylor violated the District’s False Claims Act by making and using false records and statements and by causing the Company to make and use false records and statements. On June 7, 2023, Mr. Saylor and the Company filed a motion to dismiss the District’s amended complaint with prejudice. On July 5, 2023, the District filed an opposition to the motion to dismiss made by Mr. Saylor and the Company. On July 19, 2023, Mr. Saylor and the Company filed a reply in support of their motion to dismiss. On July 31, 2023, the court denied Mr. Saylor’s and the Company’s motion to dismiss the amended complaint. The final outcome of this matter is not presently determinable.

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

(6) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2023 (the “Share Repurchase Program”). The Share Repurchase Program expired by its own terms on April 29, 2023, and no shares of the Company’s class A common stock remain available for repurchase under the Share Repurchase Program. At the time of expiration, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions. During 2023 and 2022, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program.

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the six months ended June 30, 2023, the Company recorded a benefit from income taxes of $513.5 million on a pretax loss of $30.0 million, which resulted in an effective tax rate of 1,708.9%. For the six months ended June 30, 2022, the Company recorded a provision for income taxes of $88.1 million on a pretax loss of $1.105 billion, which resulted in an effective tax rate of (8.0)%. The change in the effective tax rate, as compared to the same period in the prior year, is primarily due to the release of the remaining valuation allowance on the Company's deferred tax asset related to the impairment on its bitcoin holdings, attributable to the increase in market value of bitcoin as of June 30, 2023 compared to December 31, 2022.

As of June 30, 2023, the Company had a valuation allowance of $2.6 million primarily related to certain foreign tax credit carryforwards that, in the Company’s present estimation, more likely than not will not be realized. If the market value of bitcoin declines or the Company is unable to maintain profitability in future periods, the Company may be required to increase the valuation allowance against its deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of June 30, 2023, the Company had total gross unrecognized tax benefits, including accrued interest, of $6.1 million, all of which was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2022, the Company had total gross unrecognized tax benefits of $6.1 million, including accrued interest, all of which was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.

(8) Share-based Compensation

Stock Incentive Plans

On May 24, 2023, the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Equity Plan”) and the 2023 Equity Plan became effective as of such date. No awards may be granted under the 2023 Equity Plan more than 10 years after the 2023 Equity Plan’s effective date. No new awards will be granted under the Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) following the date of such approval, though awards previously granted under the 2013 Equity Plan will remain outstanding in accordance with their terms. Under the 2023 Equity Plan and the 2013 Equity Plan (together, the “Stock Incentive Plans”), the Company’s employees, officers, directors, and other eligible participants may be (with respect to the 2023 Equity Plan) and have been (with respect to the 2013 Equity Plan) awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards. Under the 2023 Equity Plan, awards may now also be granted that are subject to the achievement of one or more performance measures established by the Company’s Board of Directors or a duly authorized committee thereof. Any shares issued under the Stock Incentive Plans may consist in whole or in part of authorized but unissued shares or treasury shares.

With the exception of awards granted subject to the achievement of a performance measure (as discussed further below), the accounting policies in place for awards granted under the 2023 Equity Plan are the same as those for the awards previously granted under the 2013 Equity Plan. With the exception of awards to non-employee members of the Company’s Board of Directors which vest in full after one year, and awards whose vesting is subject to the achievement of a performance measure (as discussed further below), awards granted under the 2023 Equity Plan generally vest over four years.

An aggregate of up to 1,932,703 shares of the Company’s class A common stock were authorized for issuance under the 2023 Equity Plan, comprised of (i) 200,000 shares of the Company’s class A common stock authorized under the 2023 Equity Plan and (ii) up to an aggregate of 1,732,703 shares of the Company’s class A common stock consisting of: (a) the shares of class A common stock reserved for issuance under the 2013 Equity Plan that remained available for grant as of May 23, 2023, and (b) shares of class A common stock subject to awards granted under the 2013 Equity Plan that were outstanding as of May 23, 2023 and which subsequently expire, terminate or are otherwise surrendered, cancelled or forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, including shares subject to awards granted under the 2013 Equity Plan that are delivered (either by actual delivery, attestation or net exercise) to the Company by a participant to (x) purchase shares upon the exercise of such award or (y) satisfy tax withholding obligations with respect to such awards, including shares retained from the award creating the tax obligation, subject, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended. As of June 30, 2023, there were 171,066 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan.

Stock option awards

As of June 30, 2023, there were options to purchase 1,440,696 shares of class A common stock outstanding under the Stock Incentive Plans.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the six months ended June 30, 2023:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2023	1,577	$288.30
Granted	36	$284.06
Exercised	(83)	$145.15	$11,675
Forfeited/Expired	(89)	$400.57
Balance as of June 30, 2023	1,441	$289.58
Exercisable as of June 30, 2023	880	$238.07	$140,690	3.7
Expected to vest as of June 30, 2023	561	$370.46	$35,325	8.3
Total	1,441	$289.58	$176,015	5.5

Stock options outstanding as of June 30, 2023 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2023
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	807	$136.99	3.4
$200.01 - $300.00	113	$252.02	9.4
$300.01 - $400.00	3	$301.63	9.9
$400.01 - $500.00	287	$409.16	8.3
$600.01 - $691.23	231	$691.23	7.2
Total	1,441	$289.58	5.5

An aggregate of 163,500 stock options with an aggregate grant date fair value of $44.5 million vested during the six months ended June 30, 2023. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $190.86 and $219.79 for each share subject to a stock option granted during the six months ended June 30, 2023 and 2022, respectively, based on the following assumptions:

	Six Months Ended
	June 30,
	2023	2022
Expected term of award in years	5.5 - 6.3	6.3
Expected volatility	71.8% - 74.1%	58.4% - 69.5%
Risk-free interest rate	3.7% - 3.9%	1.9% - 2.9%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2023, the Company recognized approximately $10.5 million and $23.4 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. For the three and six months ended June 30, 2022, the Company recognized approximately $12.3 million and $22.7 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of June 30, 2023, there was approximately $98.2 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.4 years.

Share-settled restricted stock units

As of June 30, 2023, there were 210,969 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2023	120
Granted	112
Vested	(13)	$3,690
Forfeited	(8)
Balance as of June 30, 2023	211
Expected to vest as of June 30, 2023	211	$72,240

During the six months ended June 30, 2023, 12,847 share-settled restricted stock units having an aggregate grant date fair value of $5.1 million vested, and 2,792 shares were withheld to satisfy tax obligations, resulting in 10,055 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the six months ended June 30, 2023 and 2022 was $277.59 and $272.82, respectively, based on the fair value of the Company’s class A common stock.

For the three and six months ended June 30, 2023, the Company recognized approximately $3.9 million and $7.3 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. For the three and six months ended June 30, 2022, the Company recognized approximately $3.2 million and $6.4 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of June 30, 2023, there was approximately $58.8 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 3.1 years.

Share-settled performance stock units

During the second quarter of 2023, the Company granted performance stock units under the 2023 Equity Plan. Performance stock units entitle recipients to receive a number of shares of the Company’s class A common stock at a specified date in the future based on achievement of one or more performance measures, as specified in the applicable performance stock unit agreement. Although the Company may in its sole discretion elect to pay fully or partially in cash in lieu of settling solely in shares, it does not currently intend to do so.

The vesting of each performance stock unit granted is subject to the Company’s achievement of a relative total shareholder return (“TSR”) performance goal over a three-year performance period with the number of performance stock units granted representing the number of performance stock units that would vest based on target performance. As more fully specified in the applicable grant agreements, the number of performance stock units that will vest will be based on the percentile ranking of the Company’s TSR over the three-year performance period as compared to the TSR of the members of the Nasdaq Composite Index over the same period (the “TSR Goal”), with the payout factor ranging from 0% to 200% of the number of performance stock units granted. The performance stock units, to the extent vested, will vest on the date the Compensation Committee of the Company’s Board of Directors certifies the level of achievement of the TSR Goal

Vesting of the performance stock units is also generally subject to the provision of service through the vesting date of the award (unless accelerated in connection with a termination following a change in control event as set forth in the applicable performance stock unit agreement or otherwise in accordance with provisions of the 2023 Equity Plan or applicable performance stock unit agreement).

The TSR Goal is considered a “market condition” under ASC 718, Compensation—Stock Compensation. The Company uses a Monte Carlo simulation model to determine the grant date fair value of performance awards with a market condition. The Monte Carlo simulation takes into consideration the assumptions noted below, in addition to the probability that the market condition will be achieved based on predicted stock price paths compared to peer companies in the Nasdaq Composite Index. The Company did not grant any performance awards prior to June 2023. The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $486.18 for each performance stock unit granted during the six months ended June 30, 2023 based on the following assumptions:

Six Months Ended
June 30,
2023
Expected term of award in years	3.0
Expected volatility	95.6%
Risk-free interest rate	4.1%
Expected dividend yield	0.0%

Since the Company continues to account for forfeitures as they occur, as long as the performance stock unit recipient provides service to the Company during the requisite service period, share-based compensation expense associated with the grant date fair value of the performance stock units is recognized ratably over the performance period, regardless of the Company’s actual level of achievement against the TSR Goal.

As of June 30, 2023, there were 26,737 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2023	0
Granted	27
Vested	0	$0
Forfeited	0
Balance as of June 30, 2023	27
Expected to vest as of June 30, 2023	27	$18,311

No performance stock units vested during the three and six months ended June 30, 2023. For the three and six months ended June 30, 2023, the Company recognized approximately $0.3 million in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of June 30, 2023, there was approximately $12.7 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 3.0 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan. Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period. For the three and six months ended June 30, 2023, the Company recognized approximately $0.4 million and $1.1 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. For the three and six months ended June 30, 2022, the Company recognized a reduction of approximately $0.7 million and $0.5 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of June 30, 2023, there was approximately $0.8 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 1.7 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the six months ended June 30, 2023, 12,672 shares of class A common stock were issued in connection with the 2021 ESPP. As of June 30, 2023, 66,791 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three and six months ended June 30, 2023, the Company recognized approximately $0.4 million and $1.0 million, respectively, in share-based compensation expense related to the 2021 ESPP. For the three and six months ended June 30, 2022, the Company recognized approximately $0.5 million and $1.1 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of June 30, 2023, there was approximately $0.3 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.2 years.

Tax Benefits Related to Equity Plans

The following table summarizes the tax (benefit) expense related to the Company’s equity plans (in thousands) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Tax (benefit) expense related to:
Share-based compensation expense	$(2,754)	$(3,343)	$(5,979)	$(6,240)
Exercises of stock options and vesting of share-settled restricted stock units	370	57	285	110
Total tax benefit related to the Company's equity plans	$(2,384)	$(3,286)	$(5,694)	$(6,130)

(9) Basic and Diluted Earnings (Loss) per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

The impact from potential shares of common stock on the diluted earnings per share calculation are included when dilutive. Potential shares of class A common stock issuable upon the exercise of outstanding stock options, the vesting of restricted stock units and performance stock units considered probable of achievement, and in connection with the 2021 ESPP are computed using the treasury stock method. Potential shares of class A common stock issuable upon conversion of the Convertible Notes are computed using the if-converted method. In computing diluted earnings per share, the Company first calculates the earnings per incremental share (“EPIS”) for each class of potential shares of common stock and ranks the classes from the most dilutive (i.e., lowest EPIS) to the least dilutive (i.e., highest EPIS). Basic earnings per share is then adjusted for the effect of each class of shares, in sequence and cumulatively, until a particular class no longer produces further dilution.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) - Basic	$22,243	$(1,062,298)	$483,436	$(1,193,049)
Effect of dilutive shares on net income (loss):
Interest expense on 2025 Convertible Notes, net of tax	1,424	0	2,838	0
Interest expense on 2027 Convertible Notes, net of tax	725	0	1,445	0
Net income (loss) - Diluted	$24,392	$(1,062,298)	$487,719	$(1,193,049)

Denominator:
Weighted average common shares of class A common stock	11,283	9,336	9,775	9,330
Weighted average common shares of class B common stock	1,964	1,964	1,964	1,964
Total weighted average shares of common stock outstanding - Basic	13,247	11,300	11,739	11,294

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	441	0	398	0
Restricted stock units	37	0	29	0
Performance stock units	3	0	2	0
Employee stock purchase plan	1	0	0	0
2025 Convertible Notes	1,633	0	1,633	0
2027 Convertible Notes	733	0	733	0
Total weighted average shares of common stock outstanding - Diluted	16,095	11,300	14,534	11,294

Earnings (loss) per share:
Basic earnings (loss) per share (1)	$1.68	$(94.01)	$41.18	$(105.64)
Diluted earnings (loss) per share (1)	$1.52	$(94.01)	$33.56	$(105.64)

(1) Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

For the three and six months ended June 30, 2023 and 2022, the following weighted average shares of potential class A common stock were excluded from the diluted earnings (loss) per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	643	1,474	677	1,393
Restricted stock units	35	116	39	111
Performance stock units	0	0	0	0
Employee stock purchase plan	0	5	2	4
2025 Convertible Notes	0	1,633	0	1,633
2027 Convertible Notes	0	733	0	733
Total	678	3,961	718	3,874

(10) At-the-Market Equity Offerings

On September 9, 2022, the Company entered into a Sales Agreement (the “2022 Sales Agreement”) with Cowen and Company LLC and BTIG, LLC, as agents (collectively, the “2022 Sales Agents”), pursuant to which the Company could issue and sell shares of its class A common stock having an aggregate offering price of up to $500.0 million from time to time through the 2022 Sales Agents. The Company agreed to pay the 2022 Sales Agents commissions for their services in acting as agents in the sale of the shares in the amount of up to 2.0% of gross proceeds from the sale of shares pursuant to the 2022 Sales Agreement. The Company also agreed to provide the 2022 Sales Agents with customary indemnification and contribution rights.

On May 1, 2023, the Company terminated the 2022 Sales Agreement and entered into a new Sales Agreement (the “2023 Sales Agreement”) with Cowen and Company, LLC and Canaccord Genuity LLC, as agents (collectively, the “2023 Sales Agents”), pursuant to which the Company may issue and sell shares of its class A common stock having an aggregate offering price of up to $625.0 million from time to time through the 2023 Sales Agents.

The Company agreed to pay the 2023 Sales Agents commissions for their services in acting as agents in the sale of the shares in the amount of up to 2.0% of gross proceeds from the sale of shares pursuant to the 2023 Sales Agreement. The Company also agreed to provide the 2023 Sales Agents with customary indemnification and contribution rights.

The Company did not sell any shares of its class A common stock under the 2022 Sales Agreement during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company issued and sold 1,348,855 shares of class A common stock under the 2022 Sales Agreement for aggregate net proceeds (less sales commissions and expenses) of approximately $339.0 million. At termination of the 2022 Sales Agreement on May 1, 2023, the Company had issued and sold an aggregate of 1,567,430 shares under the 2022 Sales Agreement for aggregate net proceeds (less sales commissions and expenses) of approximately $385.2 million.

During the three and six months ended June 30, 2023, the Company issued and sold 1,079,170 shares of class A common stock under the 2023 Sales Agreement for aggregate net proceeds (less sales commissions and expenses) of approximately $333.5 million. As of June 30, 2023, approximately $290.0 million of the Company’s class A common stock remained available for issuance and sale pursuant to the 2023 Sales Agreement.

The sales commissions and expenses related to the 2022 Sales Agreement and 2023 Sales Agreement are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the related shares are issued and sold.

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

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Three months ended June 30, 2023
Total revenues	$71,427	$37,109	$11,864	$120,400
Gross profit	$56,780	$28,809	$7,690	$93,279
Three months ended June 30, 2022
Total revenues	$74,172	$35,578	$12,323	$122,073
Gross profit	$61,108	$27,335	$8,426	$96,869
Six months ended June 30, 2023
Total revenues	$141,104	$75,129	$26,082	$242,315
Gross profit	$110,969	$58,506	$17,778	$187,253
Six months ended June 30, 2022
Total revenues	$141,638	$74,866	$24,846	$241,350
Gross profit	$115,437	$58,037	$16,995	$190,469
As of June 30, 2023
Long-lived assets	$78,687	$6,936	$3,148	$88,771
As of December 31, 2022
Long-lived assets	$83,279	$6,466	$3,865	$93,610

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three and six months ended June 30, 2023 and 2022, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2023 and 2022, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2023 and December 31, 2022, no individual foreign country accounted for 10% or more of total consolidated assets.

(12) Related Party Transactions

On June 24, 2022, concurrently with binding directors and officers (“D&Os”) liability insurance policies (the “Initial Commercial Policies”) with several third-party carriers, the Company and Michael J. Saylor, the Company’s Chairman of the Board of Directors and Executive Chairman, entered into (i) an indemnification agreement (the “Excess Agreement”) for Mr. Saylor to provide $10 million in excess indemnity coverage payable only after the exhaustion of the Initial Commercial Policies, and (ii) an indemnification agreement (the “Tail Agreement”) for Mr. Saylor to provide $40 million in indemnity coverage for claims made at any time based on actions or omissions occurring prior to the inception date of the Initial Commercial Policies. The Company paid Mr. Saylor $600,000 for a one-year term under the Excess Agreement, and $150,000 for a 90-day term under the Tail Agreement. At the option of the Company, the Company was permitted to extend the term under the Tail Agreement for up to a total of twenty-three additional 90-day periods, for $150,000 per additional 90-day term. The Company elected to extend the term of the Tail Agreement for three consecutive additional 90-day periods and paid Mr. Saylor $150,000 for each extension.

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

On June 12, 2023, the Company bound new D&O liability insurance policies (the “2023 Commercial Policies”) with third-party carriers that provide coverage substantially equivalent to the aggregate coverage provided under the Initial Commercial Policies and the Excess Commercial Policies for a policy period running from June 12, 2023 through June 12, 2024 except that the 2023 Commercial Policies also provide coverage for claims made with respect to wrongful acts or omissions occurring prior to the binding of the Initial Commercial Policies subject to exclusions with respect to claims previously noticed to and accepted by an earlier D&O insurer, claims related to acts or omissions giving rise to such claims, and demands, investigations, suits or other proceedings entered against an insured prior to June 24, 2022, as well as future interrelated wrongful acts.

On June 12, 2023, the Company entered into a new indemnification agreement with Mr. Saylor (the “2023 Tail Agreement”) pursuant to which Mr. Saylor agreed to provide coverage that is similar to the coverage provided under the Tail Agreement, but only for matters excluded from coverage under the 2023 Commercial Policies for an initial one-year term for a payment of $157,000. The Company may elect, at its option, to extend the term under the 2023 Tail Agreement for up to a total of four additional one-year periods, for $157,000 per additional one-year term.

The Excess Agreement, Tail Agreement and other related party transactions between the Company and Mr. Saylor are described more fully in Note 17 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

(13) Subsequent Events

Since June 30, 2023 through the date immediately preceding the filing of this Quarterly Report, the Company has purchased approximately 467 bitcoins for $14.4 million, or approximately $30,788 per bitcoin. All of these approximately 467 bitcoins serve as part of the collateral for the 2028 Secured Notes. See Note 2, Digital Assets, to the Consolidated Financial Statements for further detail on accounting for digital assets.

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

We believe that bitcoin is attractive because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy. We also believe that, due to its limited supply, bitcoin offers the opportunity for appreciation in value if its adoption increases and has the potential to serve as a hedge against inflation in the long-term. In addition, we believe that our bitcoin acquisition strategy is complementary to our enterprise analytics software business, as we believe that our bitcoin and related activities in support of the bitcoin network enhance awareness of our brand. We are also exploring opportunities to integrate features into our software offerings that leverage the Lightning Network – a decentralized second-layer payment protocol built on top of the Bitcoin blockchain that is intended to enable fast and less costly transactions.

Under our Treasury Reserve Policy, our treasury reserve assets consist of:

•
cash and cash equivalents and short-term investments (“Cash Assets”) held by us that exceed working capital requirements; and
•
bitcoin held by us, with bitcoin serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.

During 2022 and 2023, we used proceeds from various capital raising transactions to purchase bitcoin. As of June 30, 2023, we held an aggregate of approximately 152,333 bitcoins, with 15,264 bitcoins held directly by MicroStrategy Incorporated and 137,069 bitcoins held by MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of MicroStrategy. As of June 30, 2023, all of the approximately 15,264 bitcoins held directly by MicroStrategy Incorporated, which had a market value of $463.4 million based on the $30,361.51 market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on June 30, 2023, are held in a separate custodial account from those held by MacroStrategy and serve as part of the collateral securing our 2028 Secured Notes. See below for further disclosure surrounding market value calculations of our bitcoin.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, sales, and digital asset impairment losses within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held (Disposed)	Approximate Average Purchase or Sale Price Per Bitcoin
Balance at December 31, 2021		$3,751,529	$(901,319)	$2,850,210	124,391	$30,159
Digital asset purchases	(a)	215,500		215,500	4,827	44,645
Digital asset impairment losses			(170,091)	(170,091)
Balance at March 31, 2022		$3,967,029	$(1,071,410)	$2,895,619	129,218	$30,700
Digital asset purchases	(b)	10,000		10,000	481	20,790
Digital asset impairment losses			(917,838)	(917,838)
Balance at June 30, 2022		$3,977,029	$(1,989,248)	$1,987,781	129,699	$30,664
Digital asset purchases	(c)	5,978		5,978	301	19,860
Digital asset impairment losses			(727)	(727)
Balance at September 30, 2022		$3,983,007	$(1,989,975)	$1,993,032	130,000	$30,639
Digital asset purchases	(d)	56,443		56,443	3,204	17,616
Digital asset impairment losses			(198,557)	(198,557)
Digital asset sales *		(46,260)	35,370	(10,890)	(704)	16,786
Balance at December 31, 2022		$3,993,190	$(2,153,162)	$1,840,028	132,500	$30,137
Digital asset purchases	(e)	179,275		179,275	7,500	23,903
Digital asset impairment losses			(18,911)	(18,911)
Balance at March 31, 2023		$4,172,465	$(2,172,073)	$2,000,392	140,000	$29,803
Digital asset purchases	(f)	347,003		347,003	12,333	28,136
Digital asset impairment losses			(24,143)	(24,143)
Balance at June 30, 2023		$4,519,468	$(2,196,216)	$2,323,252	152,333	$29,668

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
(d)
In the fourth quarter of 2022, we purchased bitcoin using $44.6 million of the net proceeds from our sale of class A common stock under our at-the-market offering program and $11.8 million in proceeds from sales of bitcoin.
(e)
In the first quarter of 2023, we purchased bitcoin using $179.3 million of the net proceeds from our sale of class A common stock under our at-the-market offering program.
(f)
In the second quarter of 2023, we purchased bitcoin using $336.9 million of the net proceeds from our sale of class A common stock under our at-the-market offering program, and Excess Cash.

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

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2021	124,391	$42,333.00	$5,265,844	$69,000.00	$8,582,979	$45,879.97	$5,707,055
March 31, 2022	129,218	$32,933.33	$4,255,579	$48,240.00	$6,233,476	$45,602.79	$5,892,701
June 30, 2022	129,699	$17,567.45	$2,278,481	$47,469.40	$6,156,734	$18,895.02	$2,450,665
September 30, 2022	130,000	$18,153.13	$2,359,907	$25,214.57	$3,277,894	$19,480.51	$2,532,466
December 31, 2022	132,500	$15,460.00	$2,048,450	$21,478.80	$2,845,941	$16,556.32	$2,193,712
March 31, 2023	140,000	$16,490.00	$2,308,600	$29,190.04	$4,086,606	$28,468.44	$3,985,582
June 30, 2023	152,333	$24,750.00	$3,770,242	$31,443.67	$4,789,909	$30,361.51	$4,625,060
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

Our digital asset impairment losses have significantly contributed to our operating expenses. During the three months ended June 30, 2023, digital asset impairment losses of $24.1 million represented 20.1% of our operating expenses, compared to digital asset impairment losses of $917.8 million, representing 90.4% of our operating expenses, during the three months ended June 30, 2022. During the six months ended June 30, 2023, digital asset impairment losses of $43.1 million represented 18.4% of our operating expenses, compared to digital asset impairment losses of $1.088 billion, representing 85.1% of our operating expenses, during the six months ended June 30, 2022.

As of July 31, 2023, we held approximately 152,800 bitcoins that were acquired at an aggregate purchase price of $4.534 billion and an average purchase price of approximately $29,672 per bitcoin, inclusive of fees and expenses. As of July 31, 2023, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $29,158.43.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Product licenses	$15,522	$20,129	$32,934	$36,642
Subscription services	19,878	14,017	38,688	26,862
Total product licenses and subscription services	35,400	34,146	71,622	63,504
Product support	66,081	66,521	131,562	133,672
Other services	18,919	21,406	39,131	44,174
Total revenues	120,400	122,073	242,315	241,350
Cost of revenues
Product licenses	444	431	978	908
Subscription services	7,216	5,498	15,072	10,908
Total product licenses and subscription services	7,660	5,929	16,050	11,816
Product support	5,816	5,127	11,584	10,318
Other services	13,645	14,148	27,428	28,747
Total cost of revenues	27,121	25,204	55,062	50,881
Gross profit	93,279	96,869	187,253	190,469
Operating expenses
Sales and marketing	37,660	36,862	73,766	70,102
Research and development	29,354	31,790	60,712	65,313
General and administrative	28,830	28,502	56,736	55,208
Digital asset impairment losses	24,143	917,838	43,054	1,087,929
Total operating expenses	119,987	1,014,992	234,268	1,278,552
Loss from operations	$(26,708)	$(918,123)	$(47,015)	$(1,088,083)

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

Employees

As of June 30, 2023, we had a total of 2,099 employees, of whom 684 were based in the United States and 1,415 were based internationally. The following table summarizes employee headcount as of the dates indicated:

	June 30,	December 31,	June 30,
	2023	2022	2022
Subscription services	113	110	83
Product support	172	183	164
Consulting	436	447	428
Education	13	16	36
Sales and marketing	427	434	457
Research and development	674	688	728
General and administrative	264	274	262
Total headcount	2,099	2,152	2,158

Share-based Compensation Expense

As discussed in Note 8, Share-based Compensation, to the Consolidated Financial Statements, we have outstanding stock options to purchase shares of our class A common stock, restricted stock units, performance stock units, and certain other stock-based awards under our Stock Incentive Plans. Each restricted stock unit and performance stock unit represents a contingent right to receive a share of our class A common stock upon the satisfaction of applicable vesting requirements. We also provide opportunities for eligible employees to purchase shares of our class A common stock under our 2021 ESPP. Share-based compensation expense (in thousands) from these awards was recognized in the following cost of revenues and operating expense line items for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of subscription services revenues	$84	$34	$153	$141
Cost of product support revenues	525	522	1,032	972
Cost of consulting revenues	455	439	888	815
Cost of education revenues	23	54	44	106
Sales and marketing	4,211	4,444	9,311	8,727
Research and development	2,211	3,126	6,157	6,440
General and administrative	7,985	6,675	15,464	12,487
Total share-based compensation expense	$15,494	$15,294	$33,049	$29,688

Share-based compensation expense did not materially change during the three months ended June 30, 2023 as compared to the same period in the prior year, primarily due to the expansion of our equity award program worldwide and the revaluation of certain liability-classified stock-based awards, substantially offset by the forfeiture of certain stock awards. The $3.4 million increase in share-based compensation expense during the six months ended June 30, 2023, as compared to the same period in the prior year, was primarily due to the expansion of our equity award program worldwide and the revaluation of certain liability-classified stock-based awards, partially offset by the forfeiture of certain stock awards. As of June 30, 2023, we estimated that an aggregate of approximately $170.8 million of additional share-based compensation expense associated with the Stock Incentive Plans and the 2021 ESPP will be recognized over a remaining weighted average period of 2.7 years.

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

Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$10,416	$15,165	-31.3%	$19,066	$25,009	-23.8%
International	5,106	4,964	2.9%	13,868	11,633	19.2%
Total product licenses revenues	15,522	20,129	-22.9%	32,934	36,642	-10.1%
Subscription Services
Domestic	12,867	10,061	27.9%	25,203	19,159	31.5%
International	7,011	3,956	77.2%	13,485	7,703	75.1%
Total subscription services revenues	19,878	14,017	41.8%	38,688	26,862	44.0%
Total product licenses and subscription services revenues	$35,400	$34,146	3.7%	$71,622	$63,504	12.8%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	2	4	3
Between $0.5 million and $1.0 million in licenses revenue recognized	3	4	7	7
Total	5	6	11	10
Domestic:
More than $1.0 million in licenses revenue recognized	2	2	3	3
Between $0.5 million and $1.0 million in licenses revenue recognized	3	4	5	6
Total	5	6	8	9
International:
More than $1.0 million in licenses revenue recognized	0	0	1	0
Between $0.5 million and $1.0 million in licenses revenue recognized	0	0	2	1
Total	0	0	3	1

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$2,202	$7,432	-70.4%	$5,473	$8,557	-36.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,880	3,185	-9.6%	5,417	5,138	5.4%
Less than $0.5 million in licenses revenue recognized	10,440	9,512	9.8%	22,044	22,947	-3.9%
Total	15,522	20,129	-22.9%	32,934	36,642	-10.1%
Domestic:
More than $1.0 million in licenses revenue recognized	2,202	7,432	-70.4%	3,978	8,557	-53.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,880	3,185	-9.6%	4,086	4,628	-11.7%
Less than $0.5 million in licenses revenue recognized	5,334	4,548	17.3%	11,002	11,824	-7.0%
Total	10,416	15,165	-31.3%	19,066	25,009	-23.8%
International:
More than $1.0 million in licenses revenue recognized	0	0	n/a	1,495	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	0	0	n/a	1,331	510	161.0%
Less than $0.5 million in licenses revenue recognized	5,106	4,964	2.9%	11,042	11,123	-0.7%
Total	$5,106	$4,964	2.9%	$13,868	$11,633	19.2%
Product licenses revenues decreased $4.6 million and $3.7 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 2023 and 2022, product licenses transactions with more than $0.5 million in recognized revenue represented 32.7% and 52.7%, respectively, of our product licenses revenues. For the six months ended June 30, 2023, our top three product licenses transactions totaled $4.4 million in recognized revenue, or 13.3% of total product licenses revenues, compared to $8.6 million, or 23.4% of total product licenses revenues, for the six months ended June 30, 2022. Our product licenses revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Domestic product licenses revenues. Domestic product licenses revenues decreased $4.7 million for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to a decrease in the average deal size of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with more than $0.5 million and less than $1.0 million in recognized revenue, partially offset by an increase in the average deal size of transactions with less than $1.0 million in recognized revenue. Domestic product licenses revenues decreased $5.9 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to a decrease in the average deal size of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with less than $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues did not materially change for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to an increase in the average deal size of transactions with less than $0.5 million in recognized revenue, substantially offset by a $0.7 million unfavorable foreign currency exchange impact. International product licenses revenues increased $2.2 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue, partially offset by a $1.7 million unfavorable foreign currency exchange impact.

Subscription services revenues. Subscription services revenues are derived from our MCE cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased $5.9 million for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to an increase in the use of subscription services by existing customers, conversions to cloud-based subscriptions from existing on-premises customers, and sales contracts with new customers, partially offset by certain non-renewing customers. Subscription services revenues increased $11.8 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, and sales contracts with new customers, partially offset by certain non-renewing customers and a $1.1 million unfavorable foreign currency exchange impact. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
Product Support Revenues:
Domestic	$39,735	$39,403	0.8%	$79,554	$78,486	1.4%
International	26,346	27,118	-2.8%	52,008	55,186	-5.8%
Total product support revenues	$66,081	$66,521	-0.7%	$131,562	$133,672	-1.6%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues did not materially change for the three months ended June 30, 2023, as compared to the same period in the prior year. Product support revenues decreased $2.1 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to a $1.5 million unfavorable foreign currency exchange impact and certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings. Our product support revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
Other Services Revenues:
Consulting
Domestic	$8,849	$9,743	-9.2%	$18,247	$19,324	-5.6%
International	9,131	10,530	-13.3%	19,070	22,384	-14.8%
Total consulting revenues	17,980	20,273	-11.3%	37,317	41,708	-10.5%
Education	939	1,133	-17.1%	1,814	2,466	-26.4%
Total other services revenues	$18,919	$21,406	-11.6%	$39,131	$44,174	-11.4%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $2.3 million for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide, partially offset by an increase in average bill rates. Consulting revenues decreased $4.4 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide and a $0.9 million unfavorable foreign currency exchange impact, partially offset by an increase in average bill rates.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues did not materially change for the three months ended June 30, 2023, as compared to the same period in the prior year. Education revenues decreased $0.7 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to lower sales in prior quarters of annual subscriptions to training courses.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$444	$431	3.0%	$978	$908	7.7%
Subscription services	7,216	5,498	31.2%	15,072	10,908	38.2%
Total product licenses and subscription services	7,660	5,929	29.2%	16,050	11,816	35.8%
Product support	5,816	5,127	13.4%	11,584	10,318	12.3%
Other services:
Consulting	13,180	12,837	2.7%	26,192	26,137	0.2%
Education	465	1,311	-64.5%	1,236	2,610	-52.6%
Total other services	13,645	14,148	-3.6%	27,428	28,747	-4.6%
Total cost of revenues	$27,121	$25,204	7.6%	$55,062	$50,881	8.2%

Cost of product licenses revenues. Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change for the three and six months ended June 30, 2023, as compared to the same periods in the prior year.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs (including cloud hosting infrastructure costs), and personnel and related overhead costs. Subscription services headcount increased 36.1% to 113 at June 30, 2023 from 83 at June 30, 2022. Cost of subscription services revenues increased $1.7 million for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to a $1.2 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers. Cost of subscription services revenues increased $4.2 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $3.0 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers, (ii) a $0.5 million increase in employee salaries primarily attributable to an increase in average staffing levels, (iii) a $0.3 million increase in facility and other related support costs, and (iv) a $0.3 million increase in variable compensation. Included in cost of subscription services revenues for the six months ended June 30, 2023 is an aggregate $0.5 million favorable foreign currency exchange impact.

Cost of product support revenues. Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program. Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion. Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues. Product support headcount increased 4.9% to 172 at June 30, 2023 from 164 at June 30, 2022. Cost of product support revenues increased $0.7 million for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to a $0.8 million increase in compensation and related costs attributable to non-product support personnel providing an increased level of Enterprise Support services. Cost of product support revenues increased $1.3 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to a $1.4 million increase in compensation and related costs attributable to non-product support personnel providing an increased level of Enterprise Support services. Included in cost of product support revenues for the six months ended June 30, 2023 is an aggregate $0.7 million favorable foreign currency exchange impact.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program, which are allocated to cost of product support revenues. Consulting headcount increased 1.9% to 436 at June 30, 2023 from 428 at June 30, 2022. Cost of consulting revenues did not materially change for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.0 million increase in variable compensation and (ii) a $0.6 million increase in employee salaries primarily attributable to an increase in average staffing levels, substantially offset by (iii) a $0.8 million decrease in compensation and related costs attributable to consulting personnel providing an increased level of Enterprise Support services and (iv) a $0.7 million decrease in in subcontractor costs. Cost of consulting revenues did not materially change for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.6 million increase in variable compensation, (ii) a $0.7 million increase in employee salaries primarily attributable to an increase in average staffing levels, and (iii) a $0.4 million increase in facility and other related support costs, substantially offset by (iv) a $1.4 million decrease in compensation and related costs attributable to consulting personnel providing an increased level of Enterprise Support services and (v)

a $1.3 million decrease in in subcontractor costs. Included in cost of consulting revenues for the six months ended June 30, 2023 is an aggregate $0.9 million favorable foreign currency exchange impact.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Education headcount decreased 63.9% to 13 at June 30, 2023 from 36 at June 30, 2022. Cost of education revenues decreased $0.8 million for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $0.4 million decrease in employee salaries primarily attributable to a decrease in average staffing levels and (ii) a $0.3 million decrease in variable compensation. Cost of education revenues decreased $1.4 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $0.8 million decrease in employee salaries primarily attributable to a decrease in average staffing levels and (ii) a $0.3 million decrease in variable compensation.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 6.6% to 427 at June 30, 2023 from 457 at June 30, 2022. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
Sales and marketing expenses	$37,660	$36,862	2.2%	$73,766	$70,102	5.2%

Sales and marketing expenses increased $0.8 million for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.5 million increase in marketing costs due to the return of in-person events, (ii) a $1.4 million increase in travel and entertainment expenditures due to the return of in-person events and meetings, and (iii) a $0.3 million increase in facility and other related support costs, partially offset by (iv) a $1.6 million decrease in variable compensation primarily attributable to a decrease in commissions earned, partially offset by a decrease in net capitalized commissions and increases in other personnel costs and employee relations expenses, (v) a $0.7 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, and (vi) a $0.2 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by the fair value remeasurement of certain liability-classified awards at the end of the reporting period and the grant of additional awards under the Stock Incentive Plans. Included in sales and marketing expenses for the three months ended June 30, 2023 is an aggregate $0.7 million favorable foreign currency exchange impact.

Sales and marketing expenses increased $3.7 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $2.1 million increase in travel and entertainment expenditures due to the return of in-person events and meetings, (ii) a $1.2 million increase in marketing costs due to the return of in-person events, (iii) a $0.8 million increase in variable compensation primarily attributable to a decrease in net capitalized commissions and increases in employee relations expenses and other personnel costs, partially offset by a decrease in commissions earned, (iv) a $0.6 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans and the fair value remeasurement of certain liability-classified awards at the end of the reporting period, partially offset by the forfeiture of certain awards, and (v) a $0.5 million increase in facility and other related support costs, partially offset by (vi) a $1.5 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases. Included in sales and marketing expenses for the six months ended June 30, 2023 is an aggregate $2.0 million favorable foreign currency exchange impact.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. Research and development headcount decreased 7.4% to 674 at June 30, 2023 from 728 at June 30, 2022. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
Research and development expenses	$29,354	$31,790	-7.7%	$60,712	$65,313	-7.0%

Research and development expenses decreased $2.4 million for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $0.9 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (ii) a $0.9 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by the fair value remeasurement of certain liability-classified awards at the end of the reporting period and the grant of additional awards under the Stock Incentive Plans, and (iii) a $0.3 million decrease in variable compensation.

Research and development expenses decreased $4.6 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.9 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (ii) a $0.8 million decrease in variable compensation, (iii) a $0.6 million decrease in facility and other related support costs, (iv) a $0.5 million decrease in recruiting costs, (v) a $0.4 million decrease in subcontractor costs, and (vi) a $0.3 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by the grant of additional awards under the Stock Incentive Plans and the fair value remeasurement of certain liability-classified awards at the end of the reporting period. Included in research and development expenses for the six months ended June 30, 2023 is an aggregate $1.1 million favorable foreign currency exchange impact.

General and administrative expenses. General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees. General and administrative headcount increased 0.8% to 264 at June 30, 2023 from 262 at June 30, 2022. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
General and administrative expenses	$28,830	$28,502	1.2%	$56,736	$55,208	2.8%

General and administrative expenses did not materially change for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.3 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, (ii) a $1.0 million increase in the estimated minimum loss with respect to the Brazilian matters noted in Note 5, Commitments and Contingencies, to the Consolidated Financial Statements, (iii) a $0.4 million increase in directors and officers liability insurance expense, and (iv) a $0.3 million increase in variable compensation, substantially offset by (v) a $2.3 million decrease in costs related to the maintenance and operations of our corporate aircraft, (vi) a $0.5 million decrease in non-income taxes, and (vii) a $0.3 million decrease in recruiting costs.

General and administrative expenses increased $1.5 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $3.0 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by certain awards that became fully vested, (ii) a $1.2 million increase in the estimated minimum loss with respect to the Brazilian matters noted in Note 5, Commitments and Contingencies, to the Consolidated Financial Statements, and (iii) a $0.9 million increase in directors and officers liability insurance expense, partially offset by (iv) a $2.0 million decrease in costs related to the maintenance and operations of our corporate aircraft, (v) a $0.7 million decrease in custodial fees incurred on our bitcoin holdings, and (vi) a $0.7 million decrease in recruiting costs. Included in general and administrative expenses for the six months ended June 30, 2023 is an aggregate $0.6 million favorable foreign currency exchange impact.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change
Digital asset impairment losses	$24,143	$917,838	-97.4%	$43,054	$1,087,929	-96.0%

We did not sell any of our digital assets during the three and six months ended June 30, 2023 and 2022. We may continue to incur significant digital asset impairment losses in the future.

Interest Expense, Net

For the three and six months ended June 30, 2023, interest expense, net, of $11.1 million and $26.0 million were primarily related to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. For the three and six months ended June 30, 2022, interest expense, net, of $13.2 million and $24.2 million, respectively, were primarily related to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. Interest expense for future periods in 2023 is expected to continue to decrease compared to the same periods in 2022 as a result of the repayment of the 2025 Secured Term Loan in March 2023. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further information.

Gain on Debt Extinguishment

For the six months ended June 30, 2023, the $44.7 million gain on debt extinguishment resulted from the repayment of the 2025 Secured Term Loan. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further information.

Other (Expense) Income, Net

For the three and six months ended June 30, 2023, other expense, net, of $0.3 million and $1.7 million, were comprised primarily of foreign currency transaction net losses. For the three and six months ended June 30, 2022, other income, net, of $5.1 million and $7.3 million, respectively, were comprised primarily of foreign currency transaction net gains.

(Benefit From) Provision For Income Taxes

We recorded a benefit from income taxes of $513.5 million on a pretax loss of $30.0 million that resulted in an effective tax rate of 1,708.9% for the six months ended June 30, 2023, as compared to a provision for income taxes of $88.1 million on a pretax loss of $1.105 billion that resulted in an effective tax rate of (8.0)% for the six months ended June 30, 2022. Our benefit from income taxes increased from the same period in the prior year primarily due to the release of the remaining valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the increase in market value of bitcoin as of June 30, 2023 compared to December 31, 2022.

As of June 30, 2023, we had a valuation allowance of $2.6 million primarily related to certain foreign tax credit carryforwards that, in our present estimation, more likely than not will not be realized. If the market value of bitcoin declines or we are unable to maintain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2023	2022	2022
Current:
Deferred product licenses revenue	$974	$2,825	$754
Deferred subscription services revenue	49,898	51,861	40,295
Deferred product support revenue	141,605	155,366	143,524
Deferred other services revenue	3,340	7,376	3,525
Total current deferred revenue and advance payments	$195,817	$217,428	$188,098
Non-current:
Deferred product licenses revenue	$2,493	$2,742	$0
Deferred subscription services revenue	2,888	3,030	2,639
Deferred product support revenue	5,340	6,387	5,272
Deferred other services revenue	523	604	586
Total non-current deferred revenue and advance payments	$11,244	$12,763	$8,497
Total current and non-current:
Deferred product licenses revenue	$3,467	$5,567	$754
Deferred subscription services revenue	52,786	54,891	42,934
Deferred product support revenue	146,945	161,753	148,796
Deferred other services revenue	3,863	7,980	4,111
Total current and non-current deferred revenue and advance payments	$207,061	$230,191	$196,595

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below. Total deferred revenue and advance payments decreased $23.1 million as of June 30, 2023, as compared to December 31, 2022, primarily due to the timing of product support and subscription services renewals and an increase in revenue recognized from previously deferred other services, subscription services, and product licenses. Total deferred revenue and advance payments increased $10.5 million as of June 30, 2023, as compared to June 30, 2022, primarily due to an increase in deferred revenue from subscription services contracts and an increase in deferred product license revenue from the early renewal of a large multi-year term license deal in the fourth quarter of 2022, partially offset by a decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts. Included in our international deferred revenue balances at June 30, 2023 is a $1.1 million favorable foreign currency impact from the general weakening of the U.S. dollar compared to June 30, 2022.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of June 30, 2023, we had an aggregate transaction price of $294.3 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. We expect to recognize approximately $229.1 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. Under our Treasury Reserve Policy and bitcoin acquisition strategy, we use a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets. In September 2022, we commenced an at-the-market equity offering under the 2022 Sales Agreement, pursuant to which we issued and sold 1,567,430 shares of our class A common stock for aggregate net proceeds (net of sales commissions and expenses) of $385.2 million through the first quarter of 2023. We terminated the 2022 Sales Agreement in May 2023 and commenced a new at-the-market equity offering under the 2023 Sales Agreement, pursuant to which we may from time to time issue and sell shares of our class A common stock having an aggregate offering price of up to $625.0 million. As of June 30, 2023, we had issued and sold 1,079,170 shares of our class A common stock for aggregate net proceeds (net of sales commissions and expenses) of $333.5 million and approximately $290.0 million of our class A common stock remained available for issuance and sale pursuant to the 2023 Sales Agreement. For additional information, see “—At-the-Market Equity Offerings” below.

As of June 30, 2023 and December 31, 2022, the amount of cash and cash equivalents held by our U.S. entities was $17.3 million and $14.8 million, respectively, and by our non-U.S. entities was $48.7 million and $29.0 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $44.7 million during 2022. We did not repatriate any foreign earnings and profits during the six months ended June 30, 2023.

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

The above items are explained in further detail in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in the Notes to the Consolidated Financial Statements included therein. Other than the payoff of the 2025 Secured Term Loan described more fully below and in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report, and new purchase commitments for third-party cloud hosting services totaling $135.0 million to be spent over the next four years, there have been no changes to our material contractual obligations and cash requirements since December 31, 2022.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt. We have principal due upon maturity of our long-term debt instruments in the aggregate of $2.208 billion in addition to $2.4 million in coupon interest due each semi-annual period for the 2025 Convertible Notes, $15.3 million in coupon interest due each semi-annual period for the 2028 Secured Notes, and $0.1 million due monthly in principal and interest related to our other long-term secured debt. We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. As of June 30, 2023, we do not expect cash and cash equivalents generated by our enterprise analytics software business to be sufficient to satisfy these obligations. As a result, we would seek to satisfy these obligations through various options that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include the issuance and sale of shares of our class A common stock, borrowings collateralized by bitcoin, or the sale of our bitcoin. Furthermore, if certain conditions are met, we may have the right to elect to settle the Convertible Notes upon a conversion of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

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

As of June 30, 2023, we held approximately 152,333 bitcoins, of which approximately 137,069 are unencumbered. We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended June 30,		%
	2023	2022	Change
Net cash provided by operating activities	$18,925	$22,863	-17.2%
Net cash used in investing activities	$(527,416)	$(227,019)	132.3%
Net cash provided by financing activities	$525,911	$218,487	140.7%

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

Net cash provided by operating activities decreased $3.9 million for the six months ended June 30, 2023, as compared to the same period in the prior year, due to a $1.691 billion decrease in non-cash items (principally related to changes in digital asset impairment losses, deferred taxes, and a gain on extinguishment of debt in the first quarter of 2023), which was partially offset by a $1.676 billion increase in net income and a $10.5 million increase from changes in operating assets and liabilities.

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets and expenditures on property and equipment. Net cash used in investing activities increased $300.4 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to a $300.8 million increase in purchases of bitcoins. During the six months ended June 30, 2023, we purchased $526.3 million of bitcoin using the net proceeds from the sale of class A common stock under the 2022 Sales Agreement and the 2023 Sales Agreement, and Excess Cash, while during the six months ended June 30, 2022, we purchased $225.5 million of bitcoin using net proceeds from the issuance of the 2025 Secured Term Loan and Excess Cash.

Net cash provided by financing activities. The changes in net cash provided by (used in) financing activities primarily relate to the sale of class A common stock under our at-the-market offering program, the issuance and subsequent repayment of our long-term debt, the exercise or vesting of certain awards under the 2013 Equity Plan, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities increased $307.4 million for the six months ended June 30, 2023, as compared to the same period in the prior year, primarily due to (i) $672.4 million in net proceeds from the sale of class A common stock under our at-the-market offering program during the six months ended June 30, 2023, (ii) a $11.4 million increase in proceeds from the exercise of stock options under the Equity Plans in the six months ended June 30, 2023, as compared to the same period in the prior year, partially offset by (iii) a $215.5 million decrease in long-term debt proceeds, net of lender fees and issuance costs, during the six months ended June 30, 2023 as compared to the same period in the prior year, and (iv) the $160.0 million repayment of the 2025 Secured Term Loan and related third-party extinguishment costs during the six months ended June 30, 2023, which was repaid using proceeds from our sale of class A common stock offered under our at-the-market offering program.

Long-term Debt

The terms of each of the long-term debt instruments are discussed more fully in Note 4, Long-term Debt to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes and in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes. We used the net proceeds from the issuance of the Convertible Notes to acquire bitcoin. For each of the three and six months ended June 30, 2023, we paid $2.4 million in interest to holders of the 2025 Convertible Notes. For each of the three and six months ended June 30, 2022, we paid $2.4 million in interest to holders of the 2025 Convertible Notes. The 2027 Convertible Notes do not bear regular interest and we have not paid any special interest to holders of the 2027 Convertible Notes to date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. As of June 30, 2023, approximately 15,264 of the bitcoins held by the Company serve as part of the collateral for the 2028 Secured Notes. For each of the three and six months ended June 30, 2023, we paid $15.3 million in interest to holders of the 2028 Secured Notes. For each of the three and six months ended June 30, 2022, we paid $15.3 million in interest to holders of the 2028 Secured Notes.

In March 2022, MacroStrategy, our wholly-owned subsidiary, entered into a Credit and Security Agreement with Silvergate Bank, pursuant to which Silvergate Bank issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. We used $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan to acquire bitcoin, used $5.0 million of the net proceeds to maintain a reserve account that served as collateral for the 2025 Secured Term Loan, and used the remaining net proceeds to pay fees, interest, and expenses related to the 2025 Secured Term Loan. On March 24, 2023, MacroStrategy and Silvergate Bank entered into a Prepayment, Waiver and Payoff to Credit and Security Agreement, pursuant to which MacroStrategy voluntarily prepaid Silvergate approximately $161.0 million (the “Payoff Amount”), in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. Upon Silvergate’s receipt of the Payoff Amount on March 24, 2023, the Credit and Security Agreement was terminated, and Silvergate released its security interest in all of MacroStrategy’s assets collateralizing the 2025 Secured Term Loan, including the bitcoin that was serving as collateral. During the first quarter of 2023, we made a final $5.1 million interest payment to Silvergate, $1.1 million of which was included in the Payoff Amount. For each of the three and six months ended June 30, 2022, we paid $1.6 million in interest to Silvergate.

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. During the three and six months ended June 30, 2023, we paid $0.3 million and $0.5 million, respectively, in principal and interest to the lender. During the three and six months ended June 30, 2022, we did not pay any principal or interest to the lender.

At-the-Market Equity Offerings

On September 9, 2022, we entered into the 2022 Sales Agreement with the 2022 Sales Agents, pursuant to which we could issue and sell shares of our class A common stock having an aggregate offering price of up to $500.0 million from time to time through the 2022 Sales Agents.

On May 1, 2023, we terminated the 2022 Sales Agreement and entered into a new Sales Agreement (the “2023 Sales Agreement”) with the 2023 Sales Agents, pursuant to which we may issue and sell shares of our class A common stock having an aggregate offering price of up to $625.0 million from time to time through the 2023 Sales Agents.

The terms of the 2022 Sales Agreement and 2023 Sales Agreement are discussed more fully in Note 10, At-the-Market Equity Offerings, to the Consolidated Financial Statements.

We did not sell any shares of our class A common stock under the 2022 Sales Agreement during the three months ended June 30, 2023. During the six months ended June 30, 2023, we issued and sold 1,348,855 shares of class A common stock under the 2022 Sales Agreement for aggregate net proceeds (less sales commissions and expenses) of approximately $339.0 million. At termination of the 2022 Sales Agreement on May 1, 2023, we had issued and sold an aggregate of 1,567,430 shares under the 2022 Sales Agreement for aggregate net proceeds (less sales commissions and expenses) of approximately $385.2 million.

During the three and six months ended June 30, 2023, we issued and sold 1,079,170 shares of our class A common stock under the 2023 Sales Agreement, for aggregate net proceeds (less sales commissions and expenses) of approximately $333.5 million. As of June 30, 2023, approximately $290.0 million of our class A common stock remained available for issuance and sale pursuant to the 2023 Sales Agreement

Debt Repurchases and Prepayments.

During the first quarter of 2023, MacroStrategy voluntarily prepaid Silvergate the Payoff Amount in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. During the three months ended June 30, 2023 and the three and six months ended June 30, 2022, we did not repurchase or prepay any of our other outstanding debt. We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also prepay our outstanding indebtedness. The amounts involved in any such repurchase or prepayment may be material. We may effect debt repurchases or prepayments using proceeds from the sale of our class A common stock pursuant to the 2023 Sales Agreement (under which approximately $290.0 million remains available for sale as of the date hereof).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(26,708)	$(918,123)	$(47,015)	$(1,088,083)
Share-based compensation expense	15,494	15,294	33,049	29,688
Non-GAAP loss from operations	$(11,214)	$(902,829)	$(13,966)	$(1,058,395)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP net income (loss):
Net income (loss)	$22,243	$(1,062,298)	$483,436	$(1,193,049)
Share-based compensation expense	15,494	15,294	33,049	29,688
Interest expense arising from amortization of debt issuance costs	2,190	2,168	4,400	4,297
Gain on debt extinguishment	0	0	(44,686)	0
Income tax effects (1)	(2,998)	(3,898)	5,768	(7,342)
Non-GAAP net income (loss)	$36,929	$(1,048,734)	$481,967	$(1,166,406)

Reconciliation of non-GAAP diluted earnings (loss) per share (2):
Diluted earnings (loss) per share	$1.52	$(94.01)	$33.56	$(105.64)
Share-based compensation expense (per diluted share)	0.96	1.35	2.27	2.63
Interest expense arising from amortization of debt issuance costs (per diluted share) (3)	0.03	0.19	0.06	0.38
Gain on debt extinguishment (per diluted share)	0.00	0.00	(3.07)	0.00
Income tax effects (per diluted share) (3)	(0.16)	(0.34)	0.46	(0.65)
Non-GAAP diluted earnings (loss) per share	$2.35	$(92.81)	$33.28	$(103.28)
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
(3)
For the three and six months ended June 30, 2023, interest expense from the amortization of issuance costs of the Convertible Notes has been added back to the numerator in the GAAP diluted earnings per share calculation (as disclosed in Note 9, Basic and Diluted Earnings (Loss) per Share, to the Consolidated Financial Statements), and therefore the per diluted share effects of the amortization of issuance costs of the Convertible Notes have been excluded from the “Interest expense arising from amortization of debt issuance costs (per diluted share)” and “Income tax effects (per diluted share)” lines in the above reconciliation for the three and six months ended June 30, 2023.

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

	Three Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$15,522	$(658)	$16,180	$20,129	-22.9%	-19.6%
Subscription services revenues	19,878	(328)	20,206	14,017	41.8%	44.2%
Product support revenues	66,081	34	66,047	66,521	-0.7%	-0.7%
Other services revenues	18,919	(147)	19,066	21,406	-11.6%	-10.9%
Cost of product support revenues	5,816	(319)	6,135	5,127	13.4%	19.7%
Cost of other services revenues	13,645	(185)	13,830	14,148	-3.6%	-2.2%
Sales and marketing expenses	37,660	(733)	38,393	36,862	2.2%	4.2%
Research and development expenses	29,354	(370)	29,724	31,790	-7.7%	-6.5%
General and administrative expenses	28,830	(188)	29,018	28,502	1.2%	1.8%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$20,129	$(608)	$20,737	$22,151	-9.1%	-6.4%
Subscription services revenues	14,017	(483)	14,500	10,342	35.5%	40.2%
Product support revenues	66,521	(3,000)	69,521	71,027	-6.3%	-2.1%
Other services revenues	21,406	(1,365)	22,771	21,831	-1.9%	4.3%
Cost of product support revenues	5,127	(236)	5,363	4,862	5.5%	10.3%
Cost of other services revenues	14,148	(1,130)	15,278	13,947	1.4%	9.5%
Sales and marketing expenses	36,862	(1,505)	38,367	40,321	-8.6%	-4.8%
Research and development expenses	31,790	(447)	32,237	28,548	11.4%	12.9%
General and administrative expenses	28,502	(414)	28,916	22,917	24.4%	26.2%

	Six Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$32,934	$(1,715)	$34,649	$36,642	-10.1%	-5.4%
Subscription services revenues	38,688	(1,062)	39,750	26,862	44.0%	48.0%
Product support revenues	131,562	(1,458)	133,020	133,672	-1.6%	-0.5%
Other services revenues	39,131	(986)	40,117	44,174	-11.4%	-9.2%
Cost of product support revenues	11,584	(694)	12,278	10,318	12.3%	19.0%
Cost of other services revenues	27,428	(951)	28,379	28,747	-4.6%	-1.3%
Sales and marketing expenses	73,766	(2,033)	75,799	70,102	5.2%	8.1%
Research and development expenses	60,712	(1,087)	61,799	65,313	-7.0%	-5.4%
General and administrative expenses	56,736	(592)	57,328	55,208	2.8%	3.8%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$36,642	$(1,096)	$37,738	$43,431	-15.6%	-13.1%
Subscription services revenues	26,862	(688)	27,550	20,368	31.9%	35.3%
Product support revenues	133,672	(4,699)	138,371	141,676	-5.6%	-2.3%
Other services revenues	44,174	(2,167)	46,341	42,778	3.3%	8.3%
Cost of product support revenues	10,318	(367)	10,685	9,674	6.7%	10.5%
Cost of other services revenues	28,747	(1,816)	30,563	27,568	4.3%	10.9%
Sales and marketing expenses	70,102	(2,317)	72,419	78,519	-10.7%	-7.8%
Research and development expenses	65,313	(430)	65,743	58,031	12.5%	13.3%
General and administrative expenses	55,208	(655)	55,863	44,646	23.7%	25.1%

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

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of June 30, 2023, we held approximately 152,333 bitcoins. The carrying value of our bitcoins as of June 30, 2023 was $2.323 billion, which reflects cumulative impairments of $2.196 billion, on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from a low of $16,490.00 to a high of $31,443.67 during the six months ended June 30, 2023, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the six months ended June 30, 2023, we incurred an impairment loss of $43.1 million on our bitcoin.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 40.7% and 39.2% of our total revenues for the three months ended June 30, 2023 and 2022, respectively, and 41.8% and 41.3% of our total revenue for the six months ended June 30, 2023 and 2022, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of June 30, 2023 and December 31, 2022, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 4.6% and 4.5%, respectively. If average exchange rates during the six months ended June 30, 2023 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2023 would have decreased by 3.7%. During the six months ended June 30, 2023, our revenues were lower by 2.1% as a result of a 3.5% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2022, the District, through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of our Board of Directors and our Executive Chairman, in his personal capacity, and (ii) MicroStrategy. The District sought, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleged that the amount of personal income taxes purportedly involved was more than $25 million. The complaint also alleged in the sole claim against us that we violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes. On October 26, 2022, we filed a motion to dismiss the District’s complaint. On February 28, 2023, the court ruled on the motion to dismiss, dismissing the sole claim against us as well as a claim against Mr. Saylor alleging that Mr. Saylor violated the District’s False Claims Act. The court did not dismiss claims against Mr. Saylor alleging that Mr. Saylor failed to pay personal income taxes, interest and penalties due. On April 13, 2023, the District, through its Office of the Attorney General, filed a motion to amend its complaint to attempt to restore claims under the False Claims Act against both Mr. Saylor and MicroStrategy. On May 10, 2023, the court granted the District’s motion to amend its complaint, reinstating MicroStrategy as a defendant in the case. The amended complaint alleges that MicroStrategy violated the District’s False Claims Act by making and using false records and statements in the form of false withholding filings with the District Office of Tax and Revenue. The amended complaint also alleges that Mr. Saylor violated the District’s False Claims Act by making and using false records and statements and by causing MicroStrategy to make and use false records and statements. On June 7, 2023, Mr. Saylor and MicroStrategy filed a motion to dismiss the District’s amended complaint with prejudice. On July 5, 2023, the District filed an opposition to the motion to dismiss made by Mr. Saylor and MicroStrategy. On July 19, 2023, Mr. Saylor and MicroStrategy filed a reply in support of their motion to dismiss. On July 31, 2023, the court denied Mr. Saylor’s and MicroStrategy’s motion to dismiss the amended complaint. The final outcome of this matter is not presently determinable.

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

We may not be able to maintain or increase profitability in future periods

We generated net income for the six months ended June 30, 2023, due in part to a $513.5 million tax benefit generated primarily from the release of the remaining valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings (attributable to the increase in market value of bitcoin as of June 30, 2023 compared to December 31, 2022) and a $44.7 million gain on debt extinguishment resulting from the repayment of the 2025 Secured Term Loan, however, we may not be able to maintain or increase profitability in future periods. If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur additional significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2023, we had $719.0 million of deferred tax assets, which reflects a $2.6 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. If the market value of bitcoin at a future reporting date is less than the market value of bitcoin at the previous reporting date, we may be required to record a valuation allowance against the deferred tax asset. Additionally, if we are unable to maintain or increase profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Risks Related to Our Bitcoin Acquisition Strategy and Holdings

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $20,000 per bitcoin and above $30,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Quarterly Report.

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

Our bitcoin holdings significantly impact our financial results. Our bitcoin holdings have significantly affected our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our class A common stock. See “Risks Related to Our Bitcoin Acquisition Strategy and Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”
Our bitcoin acquisition strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our bitcoin acquisition strategy. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin has declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin acquisition strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our class A common stock would be materially adversely impacted.

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

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., and the cease-and-desist order issued by Nevada’s Department of Business and Industry to Prime Trust, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events materially impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin.

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

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. A change in the accounting treatment of our bitcoin holdings could have a material impact on our results of operations in future periods and could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, which in turn could have a material adverse effect on our financial results and the market price of our class A common stock. For example, on March 23, 2023, the Financial Accounting Standards Board (“FASB”) issued an exposure draft for comment that would cause in-scope crypto assets (such as bitcoin) to be measured at fair value, with fair value changes recorded in current period earnings. The comment letter period for the exposure draft ended on June 6, 2023. If the FASB issues a final ASU substantially similar to the exposure draft, the change in presentation could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet.

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

The price of bitcoin can fluctuate for a variety of reasons, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our class A common stock

Fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our class A common stock. Our financial results and the market price of our class A common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past), including as a result of:

•
decreased user and investor confidence in bitcoin, including due to the various factors described herein;
•
investment and trading activities of highly active retail and institutional users, speculators, miners and investors, including actual or perceived manipulation of the market for bitcoin;
•
negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
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
•
disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;
•
the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, and the cease-and-desist order issued by the Nevada Department of Business and Industry to Prime Trust, LLC in 2023;
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
•
further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the bitcoin network;
•
transaction congestion and fees associated with processing transactions on the bitcoin network;
•
macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
•
developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
•
changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example:

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
•
On April 14, 2023, the SEC reopened the comment period for its proposal to amend the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. The comment period is now closed. The SEC may determine whether to adopt the revised definition after an evaluation of comments provided during the comment period. If adopted in its proposed form, the new definition would have a sweeping impact on digital asset trading venues and other digital asset industry participants.
•
On June 5, 2023, the SEC filed a complaint against Binance Holdings Ltd. and other affiliated entities in federal district court for the District of Columbia, alleging, among other claims related to the operation of the affiliates and their platforms, that: (i) the Binance entities commingled and diverted customer assets; (ii) various affiliates of Binance Holdings Ltd. operated as exchanges, brokers, dealers and clearing agencies without registration under the Exchange Act; (iii) Binance Holdings Ltd. engaged in the unregistered offer and sale of securities; (iv) affiliates of Binance Holdings Ltd. operated in a manner to evade U.S. federal securities laws, and (v) affiliates of Binance Holdings Ltd. misled customers and investors concerning the existence and adequacy of market surveillance and controls to detect and prevent manipulative trading.
•
On June 6, 2023, the SEC filed a complaint against Coinbase, Inc. and other affiliated entities in federal district court in the Southern District of New York, alleging, among other claims: (i) that Coinbase, Inc. violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase, Inc. violated the Securities Act by failing to register with the SEC the offer and sale of securities in connection with its staking program, and (iii) that Coinbase Global Inc. is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc.
•
In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

Moreover, the risks of engaging in a bitcoin acquisition strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

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

As a result, any decrease in the fair value of bitcoin below our carrying value for such assets at any time since their acquisition requires us to incur an impairment charge, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our class A common stock. Conversely, any sale of bitcoins at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings. In addition, on March 23, 2023, the FASB issued an exposure draft for comment that would cause in-scope crypto assets (such as bitcoin) to be measured at fair value, with fair value changes recorded in current period earnings. The comment letter period for the exposure draft ended on June 6, 2023. If the FASB issues a final ASU substantially similar to the exposure draft, the change in presentation could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet.

At June 30, 2023, we carried $2.323 billion of digital assets on our balance sheet, consisting of approximately 152,333 bitcoins and reflecting $2.196 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $66.0 million in cash and cash equivalents, compared to a carrying value of $1.988 billion of digital assets, consisting of approximately 129,699 bitcoins, and $69.4 million in cash and cash equivalents at June 30, 2022. Digital asset impairment losses of $43.1 million incurred during the six months ended June 30, 2023 represented 18.4% of our operating expenses and were included in our net income of $483.4 million for the six months ended June 30, 2023, compared to $1.088 billion in digital asset impairment losses incurred during the six months ended June 30, 2022 which represented 85.1% of our operating expenses and contributed to our net loss of $1.193 billion for the six months ended June 30, 2022.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future. As a result, volatility in our earnings in future periods may be significantly more than what we experienced in prior periods.

Changes in securities regulations, or the adoption of new laws or regulations, relating to digital assets generally or bitcoin specifically could adversely affect the price of bitcoin or our ability to transact in or own bitcoin, which may adversely impact the market price of our class A common stock

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, investors in the United States currently have limited means to gain direct exposure to bitcoin through traditional investment channels, and instead generally must hold bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. Although a number of investment vehicles currently offer this exposure to bitcoin, none of these investment vehicles currently offers its shares directly to the public in the United States, and such shares are offered only to “accredited investors” on a private placement basis. Investors who are not eligible to participate in these private placements may nevertheless purchase shares of these investment vehicles in the over-the-counter market, where such shares have in the past traded at a premium to the net asset value (“NAV”) of the underlying bitcoin. These premiums have at times been substantial, although such vehicles have recently traded at a discount to NAV.

One reason that such vehicles have in the past traded at a substantial premium to NAV may be because of the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin. To the extent investors view our class A common stock as providing such exposure, it is possible that the value of our class A common stock may also include a premium over the value of our bitcoin. Any such premium may increase or decrease in different market conditions and our class A common stock could also trade at a discount relative to the value of our bitcoin, including if one or more alternative investment vehicles that provide spot market exposure to bitcoin are approved to list their shares on a U.S. national securities exchange.

Another reason for the substantial premium to NAV exhibited in the past by the trading prices of shares of some bitcoin investment vehicles is that such vehicles operate in a manner similar to closed-end investment funds as opposed to exchange-traded funds (“ETFs”) and therefore do not continuously offer to create and redeem their shares at NAV in exchange for bitcoin. Although several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV, the SEC has generally declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. For example, in June 2022 the SEC denied proposals from NYSE Arca, Inc. to convert Grayscale Bitcoin Trust into a spot bitcoin exchange-traded product (“ETP”) and to list and trade shares of the Bitwise Bitcoin ETP. However, in October 2021, the SEC permitted the listing of ETFs that invest primarily in bitcoin futures contracts, and on June 23, 2023, the SEC approved the first leveraged bitcoin futures ETF, 2x Bitcoin Strategy (BITX). It is unclear as to whether or to what extent the existence of ETFs that invest in bitcoin futures contracts will have on any premium over the value of our bitcoin holdings that may be included in the value of our class A common stock.

If the SEC were to further resolve its concerns regarding surveillance of and the existence of fraud and manipulation in the bitcoin trading markets, it is possible that the SEC would permit the listing of ETPs specializing in the direct acquisition and holding of bitcoin, allowing these funds to offer their shares directly to the public. In addition to greatly simplifying the task of gaining investment exposure to bitcoin, the listing of a bitcoin ETP with continuous share creation and redemption at NAV would be expected to eliminate the NAV premiums currently exhibited by shares of investment vehicles that trade in the over-the-counter market. To the extent that our class A common stock is viewed as an alternative-to-bitcoin investment vehicle and trades at a premium to the value of our bitcoin holdings, that premium may also be eliminated, causing the price of our class A common stock to decline.

In addition, the introduction of the bitcoin-futures-focused ETFs and any future bitcoin-focused ETPs on U.S. national securities exchanges may be viewed by investors as offering “pure play” exposure to bitcoin that would generally not be subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours.

As a result of the foregoing factors, to the extent investors view our class A common stock as linked to the value of our bitcoin holdings, the expansion of avenues for investing in bitcoin, including the listing of bitcoin ETFs and ETPs on U.S. national securities exchanges, could have a material adverse effect on the market price of our class A common stock.

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

As of July 31, 2023, approximately 15,731 bitcoins serve as part of the collateral securing our 2028 Secured Notes and we may consider issuing additional debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or corporate assets, the FTX collapse may have increased regulatory focus on the digital assets industry. For example, the SEC has recently proposed a number of rules with implications for digital assets. Notably, on April 14, 2023, the SEC reopened the comment period for its proposal to significantly expand the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. If adopted in its proposed form, the proposed rule would have a sweeping impact on digital asset trading venues and other digital asset industry participants. U.S. and foreign regulators have also increased, and are highly likely to continue to increase, enforcement activity, and are likely to adopt new regulatory requirements in response to FTX’s collapse. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

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

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Networks, Voyager Digital Holdings, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. To the extent investors view our class A common stock as linked to the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our class A common stock.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of July 31, 2023, we held approximately 152,800 bitcoins that were acquired at an aggregate purchase price of $4.534 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. The price of bitcoin experienced a significant decline in 2022, and this has had, and any future significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our business

As a result of our bitcoin acquisition strategy, the majority of our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of June 30, 2023, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then, and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on cryptocurrency trading platforms. As of June 30, 2023, two of the five largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

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

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents

In September 2020, we adopted bitcoin as our primary treasury reserve asset. Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at reasonable prices or at all. For example, a number of bitcoin trading venues recently have temporarily halted deposits and withdrawals, although the Coinbase exchange (our principal market for bitcoin) has, to date, not done so. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, our custodians, trade execution partners and trading venues (including Coinbase) are not banking institutions or otherwise members of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, digital asset deposits held with such entities are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Bitcoin blockchain ecosystem or in the use of bitcoin networks to conduct financial transactions, which could negatively impact us.

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

As of June 30, 2023, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, the use of custodians to hold our bitcoin exposes us to the risk that the bitcoin custodially-held on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our class A common stock

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, the SEC has so far refused to permit the listing of any bitcoin spot-market-based ETPs, citing, among other things, concerns regarding bitcoin market integrity and custodial protections. It is possible that the SEC could take a contrary position to the one taken by its senior officials or a federal court could conclude that bitcoin is a security. Such a determination could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to substantially change the manner in which we conduct our business.

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

Our primary counterparty risk with respect to our bitcoin is custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile filings for bankruptcy protection by companies operating in the digital asset industry and certain of their affiliates, including Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, has highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcy proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

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

Risks Related to Our Enterprise Analytics Software Business Strategy

We depend on revenue from a single software platform and related services as well as revenue from our installed customer base

Our revenue is derived from sales of our analytics software platform and related services. Although demand for analytics software has continued to grow, the market for analytics offerings continues to evolve. Resistance from consumer and privacy groups to commercial collection, use, and sharing of personal data has grown in recent years and our customers, potential customers, or the general public may perceive that use of our analytics software could violate individual privacy rights. In addition, increasing government restrictions on the collection, use, and transfer of personal data could impair the further growth of the market for analytics software, especially in foreign markets. Because we depend on revenue from a single software platform and related services, our business could be harmed by a decline in demand for, or in the adoption or prices of, our platform and related services as a result of, among other factors, any change in our pricing or packaging model, increased competition, maturation in the markets for our platform, or other risks described in this Quarterly Report. In addition, the adoption of our bitcoin acquisition strategy and the increase in our indebtedness has caused and may in the future cause certain of our existing or prospective customers to form negative perceptions regarding our corporate risk profile or our financial viability as a commercial counterparty, and such negative perceptions could negatively impact sales of our analytics software platform and related services to current or prospective customers. Such risks can also be exacerbated if the price of bitcoin declines or due to adverse developments in the digital assets industry including, for example, the high-profile filings for bankruptcy protection by companies operating in that industry, such as the recent bankruptcy filings by Three Arrows Capital, Voyager Digital, BlockFi and FTX Trading, and the SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd. We also depend on our installed customer base for a substantial portion of our revenue. If our existing customers cancel or fail to renew their service contracts or fail to make additional purchases from us for any reason, including due to the risks inherent in our bitcoin acquisition strategy, our revenue could decrease and our operating results could be materially adversely affected.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings. For the six months ended June 30, 2023, transactions by channel partners for which we recognized revenue accounted for 33.9% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships. Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings. If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $207.1 million as of June 30, 2023. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $87.2 million of other remaining performance obligations as of June 30, 2023, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the six months ended June 30, 2023, our top three product licenses transactions with recognized revenue totaled $4.4 million, or 13.3% of total product licenses revenues, compared to $8.6 million, or 23.4% of total product licenses revenues, for the six months ended June 30, 2022.

Our offerings face intense competition, which may lead to lower prices for our offerings, reduced gross margins, loss of market share, and reduced revenue

The analytics market is highly competitive and subject to rapidly changing technology. Within the analytics space, we compete with many different software vendors, including IBM, Microsoft, Oracle, Qlik, Salesforce, and SAP. Our future success depends on our ability to differentiate our offerings and successfully compete across analytics implementation projects of varying sizes. Our ability to compete successfully depends on a number of factors, both within and outside of our control. Some of these factors include software deployment options; analytical, mobility, data discovery, visualization, artificial intelligence (“AI”), and machine learning capabilities; performance and scalability; the quality and reliability of our customer service and support; and brand recognition. Failure to compete successfully in any one of these or other areas may reduce the demand for our offerings and materially adversely affect our revenue from both existing and prospective customers.

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

Integration of artificial intelligence into our enterprise analytics product offerings and our use of artificial intelligence in our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business

We have integrated, and plan to further integrate, AI capabilities into certain components of our enterprise analytics product offerings and we expect to use AI in our operations. Such integration and use of AI may become more important in our product offerings and operations over time. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs and could result in delays in our software release cadence. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or contain biased information. If the AI tools integrated into our products or that we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident, whether related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability.

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

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from third parties claiming we are infringing their intellectual property rights. The frequency of such claims may increase as we expand our offerings and branding, the number of offerings and level of competition in our industry grow, the functionality of offerings overlaps, and the volume of issued patents, patent applications, and copyright and trademark registrations continues to increase. Responding to any infringement claim, regardless of its validity, could:

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

Additionally, while we monitor our use of third-party software, including open-source software, our processes for controlling such use in our offerings may not be effective. If we fail to comply with the terms or conditions associated with third-party software that we use, if we inadvertently embed certain types of third-party software into one or more of our offerings, or if third-party software that we license is found to infringe the intellectual property rights of others, we could become subject to infringement liability and be required to re-engineer our offerings, discontinue the sale of our offerings, or make available to certain third parties or generally available, in source code form, our proprietary code, any of which could materially adversely affect our business, operating results, and financial condition.

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

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 40.7% and 39.2% of our total revenues for the three months ended June 30, 2023 and 2022, respectively, and 41.8% and 41.3% of our total revenues for the six months ended June 30, 2023 and 2022, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of Michael J. Saylor, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. There has historically been significant competition for qualified employees in the technology industry, and such competition may be further amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. We may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman. If we lose the services of Mr. Saylor, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

In addition to potential enforcement by the United States Department of Health and Human Services for potential HIPAA violations, we are also potentially subject to privacy enforcement from the Federal Trade Commission (“FTC”). The FTC has been particularly focused on certain activities related to the processing of sensitive data, including the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. We face risks of similar enforcement from State Attorneys General and, potentially, other regulatory agencies.

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

Various U.S. and foreign government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business. In the European Union, the General Data Protection Regulation (“GDPR”) took effect in May 2018. GDPR establishes requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to €20,000,000 or 4% of global annual revenue, whichever is higher, and establishes a private right of action. Furthermore, a new ePrivacy Regulation, regulating electronic communications, was proposed in 2017 and is under consideration by the European Commission, the European Parliament, and the European Council. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the U.S.-EU Privacy Shield, which provided a mechanism to lawfully transfer personal data from the European Union to the United States and certain other countries. In the wake of the invalidation of the U.S.-EU Privacy Shield, we transitioned to reliance on the EU Standard Contractual Clauses (“SCCs”) to lawfully transfer certain personal data from the European Union to the United States. The CJEU decision also drew into question the long-term viability of the SCCs for transfers of personal data from the EU and European Economic Area to the U.S. As a result, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. and will also provide support for the use of standard contractual clauses. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but they may also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally. Because the rules involving this data transfer mechanism are also undergoing revision and this transfer mechanism may also be declared invalid (or require us to change our business practices) in the future, these developments may require us to provide an alternative means of data transfer. In addition, the required terms for contracts containing SCCs along with recommended supplemental provisions are changing and may require us to assume additional obligations, otherwise inhibit or restrict our ability to undertake certain activities, or incur additional costs related to data protection.

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

The IDTA replaces the current set of SCCs being used in the UK. The UK SCCs Addendum and IDTA, after having been put before UK parliament, have been in force as of March 2022 and UK-based organizations were required to start using the UK IDTA or Addendum for new data transfer arrangements starting in September 2022. The UK and the US are also in discussions to develop a US-UK “data bridge,” which would function similarly to the EU-US Data Privacy Framework and provide an additional legal mechanism for companies to transfer data from the UK to the US.

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

State privacy laws in the United States also may impact our business operations. The state of California has adopted a comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020. We have been required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a privacy law, the California Privacy Rights Act (“CPRA”), which amends the CCPA to create additional privacy rights and obligations in California, and went into effect on January 1, 2023. Numerous other states have passed laws similar to the CCPA, which will go into effect in 2023 and beyond. More states may follow. These laws may impose additional costs and obligations on us. Similarly, in March 2022, the U.S. federal government also passed the Cyber Incident Reporting for Critical Infrastructure Act of 2022, which will require companies deemed to be part of U.S. critical infrastructure to report any substantial cybersecurity incidents or ransom payments to the federal government within 72 and 24 hours, respectively. The implementing regulations are not expected for another two-to-three years.

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

Any security breach, ransomware attack, or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt our normal business operations, require us to spend material resources to investigate or correct the breach, require us to notify affected customers or individuals and/or applicable regulators and others, provide identity theft protection services to individuals, expose us to legal liabilities, including litigation, regulatory enforcement actions, and indemnity obligations, and materially adversely affect our revenues and operating results. Our software operates in conjunction with and is dependent on third-party products and components across a broad ecosystem. If there is a security vulnerability in one of these products or components, and if there is a security exploit targeting it, we could face increased costs, liability claims, customer dissatisfaction, reduced revenue, or harm to our reputation or competitive position.

These risks will increase as we continue to grow the number and scale of our cloud subscriptions and process, store, and transmit increasingly large amounts of our customers’, prospects’, vendors’, channel partners’, and our own data. In particular, as remote working conditions have led businesses to increasingly rely on virtual environments and communication systems, there has been an increase in cyberattacks and other malicious activities.

Our having entered into an indemnification agreement with Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman, that supplements our conventional director and officer liability insurance provided by third-party insurance carriers could negatively affect our business and the market price of our class A common stock

We have entered into an indemnification agreement with Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman, pursuant to which Mr. Saylor has agreed to personally indemnify our directors and officers with respect to certain claims and expenses excluded from the insurance coverage provided by our commercial director and officer insurance carriers, for which we agreed to pay Mr. Saylor an applicable annual fee. Our having entered into this indemnification agreement with Mr. Saylor could have adverse effects on our business, including making it more difficult to attract and retain qualified directors and officers due to the unconventional nature of the arrangement and potential concerns that the indemnification arrangement might not provide the same level of protection that might otherwise be provided by coverage obtained entirely through conventional director and officer insurance. In addition, our indemnification arrangement with Mr. Saylor may result in some investors perceiving that our independent directors are not sufficiently independent from Mr. Saylor due to their entitlement to personal indemnification from him, which may have an adverse effect on the market price of our class A common stock.

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

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $437.88 as of July 31, 2023. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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
•
sales or purchases of stock by us or by our stockholders and issuances of awards under our equity incentive plan; and
•
general economic conditions and slow or negative growth of related markets, including as a result of war, terrorism, infectious diseases (such as COVID-19 and its variants), natural disasters and other global events, and government responses to such events.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 25, 2023, there are 1,964,025 shares of class B common stock outstanding, which accounts for approximately 61.8% of the total voting power of our outstanding common stock. As of July 25, 2023, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 1,961,668 shares of class B common stock, or 61.8% of the total voting power. Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

In light of our status as a controlled company, our Board of Directors has determined not to establish an independent nominating committee or have its independent directors exercise the nominating function and has elected instead to have the Board of Directors be directly responsible for nominating members of the Board. A majority of our Board of Directors is currently comprised of independent directors, and our Board of Directors has established a Compensation Committee comprised entirely of independent directors. The Compensation Committee determines the compensation of our Chief Executive Officer and Executive Chairman. However, our Board of Directors has authorized our Chief Executive Officer to determine the compensation of executive officers other than himself and the Executive Chairman, except that equity-based compensation is determined by the Compensation Committee. Awards made to directors and officers subject to Section 16 of the Exchange Act under the 2023 Equity Plan are also approved by the Compensation Committee. Additionally, while our Compensation Committee is empowered with the authority to retain and terminate outside counsel, compensation consultants, and other experts or consultants, it is not required to assess their independence.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments or other convertible securities could depress the price of our class A common stock

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, through the date of this report we have sold $335.0 million of shares of class A common stock, and we may sell class A common stock having an aggregate offering price of up to an additional $290.0 million from time to time through the 2023 Sales Agents under the 2023 Sales Agreement. We cannot predict:

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of June 30, 2023, we had $2.211 billion aggregate indebtedness, consisting of $650.0 million aggregate principal amount of 2025 Convertible Notes, $1.05 billion aggregate principal amount of 2027 Convertible Notes, $500.0 million aggregate principal amount of 2028 Secured Notes and $10.6 million of other long-term indebtedness.

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

The indenture governing our 2028 Secured Notes imposes significant operating and financial restrictions on us and certain subsidiaries of ours, which may prevent us from capitalizing on business opportunities

The indenture governing our 2028 Secured Notes imposes significant operating and financial restrictions on us and certain designated Restricted Subsidiaries (as defined in the indenture for the 2028 Secured Notes). These restrictions limit our ability, and the ability of such restricted subsidiaries, to, among other things:

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

Our failure to comply with the restrictive covenants described above, as well as other terms of our indebtedness or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date, the liquidation of our assets serving as collateral and/or potential insolvency proceedings. If we are forced to refinance these borrowings on less favorable terms or if we cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

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

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness. Our wholly-owned subsidiary, MacroStrategy, which holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes, the bitcoin that MacroStrategy acquired using the proceeds from the 2025 Secured Term Loan, and the bitcoin that MacroStrategy acquired from the proceeds of the sale of our class A shares pursuant to the sales agreements with various sales agents, is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs under such indebtedness. MacroStrategy holds approximately 137,069 bitcoins that, as of June 30, 2023, had a carrying value of $2.084 billion on our Consolidated Balance Sheet, representing 62.0% of our consolidated total assets at such date. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six months ended June 30, 2023, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 6, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Share Repurchase Program, which expired on April 29, 2023.

Item 5. Other Information

Earnings Release

On August 1, 2023, we issued a press release announcing the Company’s financial results for the quarter ended June 30, 2023. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Rule 10b5-1 Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

10.1†*	Indemnification Agreement, effective as of June 12, 2023, by and between the registrant and Michael J. Saylor.

10.2†

U.S. Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023 (File No. 000-24435)).

10.3†	U.S. Form of RSU Agreement (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023 (File No. 000-24435)).

10.4†	UK Form of Nonstatutory Stock Option Agreement.

10.5†	UK Form of RSU Agreement.

10.6†	China Form of Nonstatutory Stock Option Agreement.

10.7†	China Form of RSU Agreement.

10.8†	Canada Form of RSU Agreement.

10.9†	International Form of Nonstatutory Stock Option Agreement.

10.10†	International Form of RSU Agreement.

10.11†	UK Sub-Plan.

10.12†	U.S. Form of Nonstatutory Stock Option Agreement (Non-Employee Director).

10.13†	U.S. Form of RSU Agreement (Non-Employee Director).

10.14†	U.S. Form of PSU Agreement (incorporated herein by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023 (File No. 000-24435)).

10.15

Sales Agreement, dated as of May 1, 2023, by and among the Company, Cowen and Company, LLC and Canaccord Genuity LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2023 (File No. 000-24435)).

10.16†	Agreement dated July 12, 2023 between the Company and Kevin Adkisson.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated August 1, 2023, regarding the Company’s financial results for the quarter ended June 30, 2023.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: August 1, 2023