Form 10-Q
period 2023-09-30
MICROSTRATEGY Inc
filed 2023-11-01
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of October 24, 2023, the registrant had 12,554,159 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,009	$43,835
Restricted cash	1,865	7,033
Accounts receivable, net	128,650	189,280
Prepaid expenses and other current assets	24,041	24,418
Total current assets	199,565	264,566
Digital assets	2,451,374	1,840,028
Property and equipment, net	30,192	32,311
Right-of-use assets	54,542	61,299
Deposits and other assets	24,156	23,916
Deferred tax assets, net	614,112	188,152
Total assets	$3,373,941	$2,410,272
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$34,306	$42,976
Accrued compensation and employee benefits	43,405	53,716
Accrued interest	10,368	2,829
Current portion of long-term debt, net	475	454
Deferred revenue and advance payments	179,167	217,428
Total current liabilities	267,721	317,403
Long-term debt, net	2,180,038	2,378,560
Deferred revenue and advance payments	7,638	12,763
Operating lease liabilities	59,720	67,344
Other long-term liabilities	18,231	17,124
Deferred tax liabilities	198	198
Total liabilities	2,533,546	2,793,392
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 21,227 shares issued and 12,543 shares outstanding, and 18,269 shares issued and 9,585 shares outstanding, respectively	21	18
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,726,191	1,841,120
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(15,355)	(13,801)
Accumulated deficit	(1,088,360)	(1,428,355)
Total stockholders’ equity (deficit)	840,395	(383,120)
Total liabilities and stockholders’ equity (deficit)	$3,373,941	$2,410,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product licenses	$24,045	$22,286	$56,979	$58,928
Subscription services	20,974	16,414	59,662	43,276
Total product licenses and subscription services	45,019	38,700	116,641	102,204
Product support	66,860	66,010	198,422	199,682
Other services	17,583	20,650	56,714	64,824
Total revenues	129,462	125,360	371,777	366,710
Cost of revenues:
Product licenses	342	406	1,320	1,314
Subscription services	8,028	6,395	23,100	17,303
Total product licenses and subscription services	8,370	6,801	24,420	18,617
Product support	5,531	5,224	17,115	15,542
Other services	12,760	13,360	40,188	42,107
Total cost of revenues	26,661	25,385	81,723	76,266
Gross profit	102,801	99,975	290,054	290,444
Operating expenses:
Sales and marketing	35,606	35,409	109,372	105,511
Research and development	29,660	30,498	90,372	95,811
General and administrative	29,223	27,283	85,959	82,491
Digital asset impairment losses	33,559	727	76,613	1,088,656
Total operating expenses	128,048	93,917	362,316	1,372,469
(Loss) income from operations	(25,247)	6,058	(72,262)	(1,082,025)
Interest expense, net	(11,006)	(14,073)	(37,031)	(38,299)
Gain on debt extinguishment	0	0	44,686	0
Other income, net	2,419	4,897	726	12,242
Loss before income taxes	(33,834)	(3,118)	(63,881)	(1,108,082)
Provision for (benefit from) income taxes	109,607	23,961	(403,876)	112,046
Net (loss) income	$(143,441)	$(27,079)	$339,995	$(1,220,128)
Basic (loss) earnings per share (1)	$(10.09)	$(2.39)	$29.15	$(107.99)
Weighted average shares outstanding used in computing basic (loss) earnings per share	14,221	11,308	11,665	11,299
Diluted (loss) earnings per share (1)	$(10.09)	$(2.39)	$23.87	$(107.99)
Weighted average shares outstanding used in computing diluted (loss) earnings per share	14,221	11,308	14,512	11,299

(1) Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income	$(143,441)	$(27,079)	$339,995	$(1,220,128)
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(2,205)	(4,514)	(1,554)	(10,636)
Total other comprehensive loss	(2,205)	(4,514)	(1,554)	(10,636)
Comprehensive (loss) income	$(145,646)	$(31,593)	$338,441	$(1,230,764)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, unaudited)

		Class A		Class B Convertible		Additional			Accumulated Other	(Accumulated Deficit)
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2022	$978,958	18,006	$18	1,964	$2	$1,727,143	(8,684)	$(782,104)	$(7,543)	$41,442
Net loss	(130,751)	0	0	0	0	0	0	0	0	(130,751)
Other comprehensive loss	(2,009)	0	0	0	0	0	0	0	(2,009)	0
Issuance of class A common stock upon exercise of stock options	288	2	0	0	0	288	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,805	7	0	0	0	2,805	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(501)	3	0	0	0	(501)	0	0	0	0
Share-based compensation expense	14,209	0	0	0	0	14,209	0	0	0	0
Balance at March 31, 2022	$862,999	18,018	$18	1,964	$2	$1,743,944	(8,684)	$(782,104)	$(9,552)	$(89,309)
Net loss	(1,062,298)	0	0	0	0	0	0	0	0	(1,062,298)
Other comprehensive loss	(4,113)	0	0	0	0	0	0	0	(4,113)	0
Issuance of class A common stock upon exercise of stock options	423	3	0	0	0	423	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(49)	0	0	0	0	(49)	0	0	0	0
Share-based compensation expense	15,970	0	0	0	0	15,970	0	0	0	0
Balance at June 30, 2022	$(187,068)	18,021	$18	1,964	$2	$1,760,288	(8,684)	$(782,104)	$(13,665)	$(1,151,607)
Net loss	(27,079)	0	0	0	0	0	0	0	0	(27,079)
Other comprehensive loss	(4,514)	0	0	0	0	0	0	0	(4,514)	0
Issuance of class A common stock upon exercise of stock options	621	4	0	0	0	621	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	1,668	9	0	0	0	1,668	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(642)	4	0	0	0	(642)	0	0	0	0
Share-based compensation expense	16,725	0	0	0	0	16,725	0	0	0	0
Balance at September 30, 2022	$(200,289)	18,038	$18	1,964	$2	$1,778,660	(8,684)	$(782,104)	$(18,179)	$(1,178,686)
Net loss	(249,669)	0	0	0	0	0	0	0	0	(249,669)
Other comprehensive income	4,378	0	0	0	0	0	0	0	4,378	0
Issuance of class A common stock upon exercise of stock options	61	0	0	0	0	61	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(1,021)	12	0	0	0	(1,021)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	46,219	219	0	0	0	46,219	0	0	0	0
Share-based compensation expense	17,201	0	0	0	0	17,201	0	0	0	0
Balance at December 31, 2022	$(383,120)	18,269	$18	1,964	$2	$1,841,120	(8,684)	$(782,104)	$(13,801)	$(1,428,355)
Net income	461,193	0	0	0	0	0	0	0	0	461,193
Other comprehensive income	738	0	0	0	0	0	0	0	738	0
Issuance of class A common stock upon exercise of stock options	6,750	44	0	0	0	6,750	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,380	13	0	0	0	2,380	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(514)	4	0	0	0	(514)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	338,962	1,349	2	0	0	338,960	0	0	0	0
Share-based compensation expense	16,822	0	0	0	0	16,822	0	0	0	0
Balance at March 31, 2023	$443,211	19,679	$20	1,964	$2	$2,205,518	(8,684)	$(782,104)	$(13,063)	$(967,162)
Net income	22,243	0	0	0	0	0	0	0	0	22,243
Other comprehensive loss	(87)	0	0	0	0	0	0	0	(87)	0
Issuance of class A common stock upon exercise of stock options	5,354	39	0	0	0	5,354	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(242)	6	0	0	0	(242)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	333,494	1,079	1	0	0	333,493	0	0	0	0
Share-based compensation expense	15,145	0	0	0	0	15,145	0	0	0	0
Balance at June 30, 2023	$819,118	20,803	$21	1,964	$2	$2,559,268	(8,684)	$(782,104)	$(13,150)	$(944,919)
Net loss	(143,441)	0	0	0	0	0	0	0	0	(143,441)
Other comprehensive loss	(2,205)	0	0	0	0	0	0	0	(2,205)	0
Issuance of class A common stock upon exercise of stock options	2,113	10	0	0	0	2,113	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	1,575	7	0	0	0	1,575	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(747)	4	0	0	0	(747)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	147,218	403	0	0	0	147,218	0	0	0	0
Share-based compensation expense	16,764	0	0	0	0	16,764	0	0	0	0
Balance at September 30, 2023	$840,395	21,227	$21	1,964	$2	$2,726,191	(8,684)	$(782,104)	$(15,355)	$(1,088,360)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$339,995	$(1,220,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,405	6,917
Reduction in carrying amount of right-of-use assets	6,438	6,020
Credit losses and sales allowances	752	1,189
Deferred taxes	(425,986)	90,166
Release of liabilities for unrecognized tax benefits	(162)	0
Share-based compensation expense	49,855	46,587
Digital asset impairment losses	76,613	1,088,656
Amortization of issuance costs on long-term debt	6,599	6,490
Gain on debt extinguishment	(44,686)	0
Changes in operating assets and liabilities:
Accounts receivable	6,627	5,586
Prepaid expenses and other current assets	(99)	(7,837)
Deposits and other assets	(321)	(8,314)
Accounts payable and accrued expenses	(8,005)	(8,880)
Accrued compensation and employee benefits	(15,186)	(13,105)
Accrued interest	7,539	9,901
Deferred revenue and advance payments	9,901	25,401
Operating lease liabilities	(7,954)	(7,390)
Other long-term liabilities	203	150
Net cash provided by operating activities	11,528	21,409
Investing activities:
Purchases of digital assets	(687,959)	(231,478)
Purchases of property and equipment	(2,591)	(1,851)
Net cash used in investing activities	(690,550)	(233,329)
Financing activities:
Proceeds from secured term loan, net of lender fees	0	204,693
Issuance costs paid for secured term loan, excluding lender fees	0	(107)
Repayments of secured term loan and third-party extinguishment costs	(160,033)	0
Proceeds from other long-term secured debt	0	11,100
Issuance costs paid for other long-term secured debt	0	(214)
Repayments of other long-term secured debt	(382)	(121)
Proceeds from sale of common stock under public offerings	823,945	0
Issuance costs paid related to sale of common stock under public offerings	(4,286)	0
Proceeds from exercise of stock options	14,217	1,332
Proceeds from sales under employee stock purchase plan	3,955	4,473
Payment of withholding tax on vesting of restricted stock units	(1,391)	(1,105)
Net cash provided by financing activities	676,025	220,051
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(997)	(5,597)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,994)	2,534
Cash, cash equivalents, and restricted cash, beginning of period	50,868	64,434
Cash, cash equivalents, and restricted cash, end of period	$46,874	$66,968

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

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	September 30,	December 31,
	2023	2022
Approximate number of bitcoins held	158,245	132,500
Digital assets carrying value	$2,451,374	$1,840,028
Cumulative digital asset impairment losses	$2,229,775	$2,153,162

The carrying value on the Company’s Consolidated Balance Sheet at each period-end represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through September 30, 2023 or December 31, 2022, respectively, and not as of September 30, 2023 or December 31, 2022, respectively.

The following table summarizes the Company’s digital asset purchases and digital asset impairment losses (in thousands, except number of bitcoins) for the periods indicated. The Company did not sell any of its bitcoins during the three and nine months ended September 30, 2023 or 2022, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Approximate number of bitcoins purchased	5,912	301	25,745	5,609
Digital asset purchases	$161,681	$5,978	$687,959	$231,478
Digital asset impairment losses	$33,559	$727	$76,613	$1,088,656

From time to time, the Company may be extended short-term credits from Coinbase or other execution partners to purchase bitcoin in advance of using cash funds in the Company’s trading account. The trade credits are due and payable in cash within days after they are extended. As of September 30, 2023, the Company had no outstanding trade credits payable.

As of September 30, 2023, approximately 15,731 of the bitcoins held by the Company, which had a carrying value of approximately $251.1 million on the Company’s Consolidated Balance Sheet as of September 30, 2023, serve as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), as further described in Note 4, Long-term Debt, to the Consolidated Financial Statements. All of the Company’s bitcoins previously serving as collateral for a $205.0 million term loan (the “2025 Secured Term Loan”) issued to MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, by Silvergate Bank (“Silvergate”) were released from collateral upon the repayment of the 2025 Secured Term Loan during the first quarter of 2023. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further details of the 2025 Secured Term Loan and its repayment.

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

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2023	2022
Billed and billable	$131,494	$191,844
Less: allowance for credit losses	(2,844)	(2,564)
Accounts receivable, net	$128,650	$189,280

Changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2023.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consist of $1.3 million and $0.6 million, as of September 30, 2023 and December 31, 2022, respectively, related to accrued sales and usage-based royalty revenue and performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. In royalty-based arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $1.1 million and $0.7 million, as of September 30, 2023 and December 31, 2022, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three and nine months ended September 30, 2023 and 2022, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2023	2022
Current:
Deferred product licenses revenue	$2,814	$2,825
Deferred subscription services revenue	45,737	51,861
Deferred product support revenue	126,087	155,366
Deferred other services revenue	4,529	7,376
Total current deferred revenue and advance payments	$179,167	$217,428

Non-current:
Deferred product licenses revenue	$9	$2,742
Deferred subscription services revenue	2,845	3,030
Deferred product support revenue	4,304	6,387
Deferred other services revenue	480	604
Total non-current deferred revenue and advance payments	$7,638	$12,763

During the three and nine months ended September 30, 2023, the Company recognized revenues of $44.6 million and $187.6 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2023. During the three and nine months ended September 30, 2022, the Company recognized revenues of $42.5 million and $176.3 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2022. For the three and nine months ended September 30, 2023 and 2022, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of September 30, 2023, the Company had an aggregate transaction price of $282.3 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. The Company expects to recognize $217.7 million within the next 12 months and the remainder thereafter.

(4) Long-term Debt

The net carrying value of the Company’s long-term debt (in thousands) consisted of the following, as of:

	September 30, 2023	December 31, 2022
2025 Convertible Notes	$643,167	$640,888
2027 Convertible Notes	1,036,298	1,033,277
2028 Secured Notes	490,771	489,547
2025 Secured Term Loan	0	204,688
Other long-term secured debt	9,802	10,160
Total	$2,180,038	$2,378,560

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

There have been no adjustments to the initial conversion rates for each of the Convertible Notes as of September 30, 2023. As of September 30, 2023, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Convertible Notes and 2027 Convertible Notes, respectively.

During the nine months ended September 30, 2023, the 2025 Convertible Notes were not convertible at any time. During the nine months ended September 30, 2022, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes during the first quarter of 2022 only. During the nine months ended September 30, 2023 and 2022, the 2027 Convertible Notes were not convertible at any time. No conversions of the Convertible Notes occurred during the nine months ended September 30, 2023 or 2022. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods.

As of September 30, 2023 and December 31, 2022, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s convertible debt instruments as of September 30, 2023 (in thousands):

	September 30, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(6,833)	$643,167	$695,500	Level 2
2027 Convertible Notes	1,050,000	(13,702)	1,036,298	737,789	Level 2
Total	$1,700,000	$(20,535)	$1,679,465	$1,433,289

The following is a summary of the Company’s convertible debt instruments as of December 31, 2022 (in thousands):

	December 31, 2022
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(9,112)	$640,888	$364,000	Level 2
2027 Convertible Notes	1,050,000	(16,723)	1,033,277	394,800	Level 2
Total	$1,700,000	$(25,835)	$1,674,165	$758,800

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended September 30, 2023 and 2022, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$1,218	$762	$1,980	$1,218	$753	$1,971
2027 Convertible Notes	0	1,008	1,008	0	1,004	1,004
Total	$1,218	$1,770	$2,988	$1,218	$1,757	$2,975

For the nine months ended September 30, 2023 and 2022, interest expense related to the Convertible Notes was as follows (in thousands):

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$3,656	$2,279	$5,935	$3,656	$2,251	$5,907
2027 Convertible Notes	0	3,021	3,021	0	3,009	3,009
Total	$3,656	$5,300	$8,956	$3,656	$5,260	$8,916

The Company did not pay any interest related to the 2025 Convertible Notes during the three months ended September 30, 2023 and 2022. For each of the nine months ended September 30, 2023 and 2022, the Company paid $2.4 million in interest related to the 2025 Convertible Notes. The Company has not paid any additional interest or special interest related to the 2025 Convertible Notes or the 2027 Convertible Notes, respectively, to date.

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

The 2028 Secured Notes include a springing maturity feature that will cause the stated maturity date to spring ahead to: (1) September 15, 2025 (the “First Springing Maturity Date”), unless on the First Springing Maturity Date (i) the Company has Liquidity (as defined in the 2028 Secured Notes Indenture) in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2025 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2025 Convertible Notes remains outstanding, (2) November 16, 2026 (the “Second Springing Maturity Date”), unless on the Second Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2027 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2027 Convertible Notes remains outstanding, or (3) the date (such date, an “FCCR Springing Maturity Date”) that is 91 days prior to the maturity date of any future convertible debt that we may issue that is then outstanding (the “FCCR Convertible Indebtedness”), unless on the FCCR Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on such FCCR Convertible Indebtedness or (ii) less than $100,000,000 of the aggregate principal amount of such FCCR Convertible Indebtedness remains outstanding. “Liquidity” is defined in the 2028 Secured Notes Indenture and includes the Digital Asset Market Value (as defined in the 2028 Secured Notes Indenture) of the bitcoin owned by the Company and its Restricted Subsidiaries (as defined in the 2028 Secured Notes Indenture) immediately prior to the issuance of the 2028 Secured Notes (which are referred to as “Existing Digital Assets”). As of September 30, 2023, for purposes of calculating Liquidity, the Company and its Restricted Subsidiaries owned approximately 92,079 Existing Digital Assets, all of which were unencumbered.

The terms of the 2028 Secured Notes are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The 2028 Secured Notes are governed by an indenture containing certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates. The Company was in compliance with its debt covenants as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2028 Secured Notes as of September 30, 2023 (in thousands):

	September 30, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(9,229)	$490,771	$444,850	Level 2

The following is a summary of the 2028 Secured Notes as of December 31, 2022 (in thousands):

	December 31, 2022
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(10,453)	$489,547	$369,800	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended September 30, 2023 and 2022, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,657	$415	$8,072	$7,657	$388	$8,045

For the nine months ended September 30, 2023 and 2022, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$22,969	$1,224	$24,193	$22,969	$1,146	$24,115

The Company did not pay any interest related to the 2028 Secured Notes during the three months ended September 30, 2023 and 2022. For each of the nine months ended September 30, 2023 and 2022, the Company paid $15.3 million in interest related to the 2028 Secured Notes.

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

No interest expense related to the 2025 Secured Term Loan was recognized after the debt was repaid in full during the first quarter of 2023. For the nine months ended September 30, 2023, interest expense related to the 2025 Secured Term Loan was as follows (in thousands):

	Nine Months Ended September 30, 2023
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

The Company paid a final $5.1 million in interest related to the 2025 Secured Term Loan during the first quarter of 2023, $1.1 million of which was included in the Payoff Amount. The Company paid $2.7 million and $4.3 million in interest related to the 2025 Secured Term Loan during the three and nine months ended September 30, 2022, respectively.

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. As of September 30, 2023, the loan had a net carrying value of $10.3 million and an outstanding principal balance of $10.5 million, after monthly payments made under the terms of the agreement. As of September 30, 2023, $0.5 million of the net carrying value is short-term and is presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheet.

Maturities

The following table shows the maturities of the Company’s debt instruments as of September 30, 2023 (in thousands). The principal payments related to the 2028 Secured Notes are included in the table below based on the First Springing Maturity Date of September 15, 2025, as if the springing maturity feature discussed above were triggered. As of September 30, 2023, the Company expects to be able to satisfy the requirements in the 2028 Secured Notes Indenture to avoid triggering the springing maturity feature of the 2028 Secured Notes.

Payments due by period ended September 30,	2025 Convertible Notes	2027 Convertible Notes	2028 Secured Notes	Other long-term secured debt	Total
2024	$0	$0	$0	$532	$532
2025	0	0	500,000	562	500,562
2026	650,000	0	0	592	650,592
2027	0	1,050,000	0	8,787	1,058,787
2028	0	0	0	0	0
Thereafter	0	0	0	0	0
Total	$650,000	$1,050,000	$500,000	$10,473	$2,210,473

(5) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of September 30, 2023 or December 31, 2022.

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

The Company believes that a loss is probable in connection with these Brazilian matters. The Company has previously estimated a minimum loss of $1.2 million in respect of these matters. Given the stage of these matters, as of September 30, 2023, the Company remains unable to reasonably estimate a range of loss beyond such minimum loss. The aggregate accrued amount for these matters is included as a component of “Accounts payable, accrued expenses, and operating lease liabilities” in the Consolidated Balance Sheet as of September 30, 2023. The final outcome of these matters may result in a loss that is significantly greater than this accrued amount. Any loss associated with the final outcome of these matters may result in a material impact on the Company’s earnings and financial results for the period in which any such additional liability is accrued. However, the Company believes that any loss associated with the final outcome of these matters will not have a material effect on the Company’s financial position.

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

On March 1, 2021, Daedalus provided its formal infringement contentions which included additional accused functionality as part of its infringement allegations from the complaint, materially expanding the scope of its case. The Company has filed a motion to dismiss the complaint with prejudice, asking the court to rule that the asserted claims are invalid as being directed to patent ineligible matter. The court conducted a claim construction hearing on July 15, 2021. The court appointed a special master on October 28, 2021 and directed the special master to submit a Report and Recommendation as to the issue of claim construction and the pending motion to dismiss by February 1, 2022. On January 21, 2022, the special master issued two separate Reports and Recommendations. The first Report and Recommendation recommended constructions of certain patent claim terms and the second Report and Recommendation recommended, without reaching the merits, dismissing the Company’s motion to dismiss without prejudice to re-filing after discovery ends. The parties filed their respective objections to the special master’s Reports and Recommendations on February 4, 2022, and their oppositions to the other party’s objections on February 18, 2022. On March 9, 2022, the court issued an order overruling all parties’ objections and adopting the special master’s Reports and Recommendations in full. As per court order, the parties submitted a joint proposed schedule, which the court adopted on April 7, 2022, providing new deadlines for the close of fact discovery, expert reports, expert discovery, and dispositive motions. Fact discovery reopened on April 18, 2022 and closed on June 1, 2022. In July 2022, the case proceeded to expert discovery and the parties exchanged their opening expert reports on issues for which they bear the burden of proof on July 1, 2022, their rebuttal reports on July 29, 2022, and their reply reports on August 12, 2022. The parties engaged in expert depositions the weeks of August 22 and August 29, 2022. On September 21, 2022, the parties filed their respective motions for summary judgment, and on October 12, 2022 and October 19, 2022, the parties filed their opposition and reply briefs. The court also re-appointed the special master to assist in addressing the parties’ motions for summary judgment and other pending pre-trial motions. The special master has provided his Reports and Recommendations for the parties’ evidentiary motions and summary judgment motions and the court has ruled on all of the special master’s Reports and Recommendations, including denying the contested portions of Daedalus’s motion for summary judgment and denying MicroStrategy’s motion for summary judgment. The court also ordered two mediation sessions, the first of which the Company attended in August 2023, with the second scheduled for November 2023. The court also set a trial date of January 8, 2024. The outcome of this matter is not presently determinable.

On August 31, 2022, the District of Columbia (the “District”), through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of the Company’s Board of Directors and the Company’s Executive Chairman, in his personal capacity, and (ii) the Company. The District sought, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleged that the amount of personal income taxes purportedly involved was more than $25 million. The complaint also alleged in the sole claim against the Company that it violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes. On October 26, 2022, the Company filed a motion to dismiss the District’s complaint. On February 28, 2023, the court ruled on the motion to dismiss, dismissing the sole claim against the Company as well as a claim against Mr. Saylor alleging that Mr. Saylor violated the District’s False Claims Act. The court did not dismiss claims against Mr. Saylor alleging that Mr. Saylor failed to pay personal income taxes, interest and penalties due. On April 13, 2023, the District, through its Office of the Attorney General, filed a motion to amend its complaint to attempt to restore claims under the False Claims Act against both Mr. Saylor and the Company. On May 10, 2023, the court granted the District’s motion to amend its complaint, reinstating the Company as a defendant in the case. The amended complaint alleges that the Company violated the District’s False Claims Act by making and using false records and statements in the form of false withholding filings with the District Office of Tax and Revenue. The amended complaint also alleges that Mr. Saylor violated the District’s False Claims Act by making and using false records and statements and by causing the Company to make and use false records and statements. On June 7, 2023, Mr. Saylor and the Company filed a motion to dismiss the District’s amended complaint with prejudice. On July 5, 2023, the District filed an opposition to the motion to dismiss made by Mr. Saylor and the Company. On July 19, 2023, Mr. Saylor and the Company filed a reply in support of their motion to dismiss. On July 31, 2023, the court denied Mr. Saylor’s and the Company’s motion to dismiss the amended complaint. On August 22, 2023, the Company and Mr. Saylor filed a motion asking the court to reconsider its July 31 decision or, in the alternative, to certify for interlocutory review two case-dispositive issues relating to the validity of tax-related amendments to the District’s False Claims Act and authority of the Office of the Attorney General to sue for allegedly unpaid taxes. On October 31, 2023, the court denied Mr. Saylor’s and the Company’s motion for reconsideration or, in the alternative, certification for interlocutory review. The final outcome of this matter is not presently determinable.

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

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the nine months ended September 30, 2023, the Company recorded a benefit from income taxes of $403.9 million on a pretax loss of $63.9 million, which resulted in an effective tax rate of 632.2%. For the nine months ended September 30, 2022, the Company recorded a provision for income taxes of $112.0 million on a pretax loss of $1.108 billion, which resulted in an effective tax rate of (10.1)%. The change in the effective tax rate, as compared to the same period in the prior year, is primarily due to (i) the release of a portion of the valuation allowance during the nine months ended September 30, 2023 on the Company's deferred tax asset related to the impairment on its bitcoin holdings, attributable to the increase in market value of bitcoin as of September 30, 2023 compared to December 31, 2022, compared to (ii) the establishment of a valuation allowance during the nine months ended September 30, 2022 on the Company’s deferred tax asset related to the impairment on its bitcoin holdings, attributable to the decrease in market value of bitcoin as of September 30, 2022 compared to December 31, 2021.

As of September 30, 2023, the Company had a valuation allowance of $118.4 million primarily related to the Company’s deferred tax asset related to the impairment on its bitcoin holdings that, in the Company’s present estimation, more likely than not will not be realized. If the market value of bitcoin declines or the Company does not achieve profitability in future periods, the Company may be required to increase the valuation allowance against its deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. To the extent the market value of bitcoin rises, the Company may decrease the valuation allowance against its deferred tax asset. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of September 30, 2023 and December 31, 2022, the Company had total gross unrecognized tax benefits, including accrued interest, of $6.3 million and $6.1 million, respectively, all of which were recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.

(8) Share-based Compensation

Stock Incentive Plans

On May 24, 2023, the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Equity Plan”) and the 2023 Equity Plan became effective as of such date. No awards may be granted under the 2023 Equity Plan more than 10 years after the 2023 Equity Plan’s effective date. No new awards will be granted under the Company’s 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) following the date of such approval, though awards previously granted under the 2013 Equity Plan will remain outstanding in accordance with their terms. Under the 2023 Equity Plan and the 2013 Equity Plan (together, the “Stock Incentive Plans”), the Company’s employees, officers, directors, and other eligible participants may be (with respect to the 2023 Equity Plan) and have been (with respect to both the 2023 Equity Plan and the 2013 Equity Plan) awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards. Under the 2023 Equity Plan, awards may also be granted that are subject to the achievement of one or more performance measures established by the Company’s Board of Directors or a duly authorized committee thereof. Any shares issued under the Stock Incentive Plans may consist in whole or in part of authorized but unissued shares or treasury shares.

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

An aggregate of up to 1,932,703 shares of the Company’s class A common stock were initially authorized for issuance under the 2023 Equity Plan, comprised of (i) 200,000 shares of the Company’s class A common stock authorized under the 2023 Equity Plan and (ii) up to an aggregate of 1,732,703 shares of the Company’s class A common stock consisting of: (a) the shares of class A common stock reserved for issuance under the 2013 Equity Plan that remained available for grant as of May 23, 2023, and (b) shares of class A common stock subject to awards granted under the 2013 Equity Plan that were outstanding as of May 23, 2023 and which subsequently expire, terminate or are otherwise surrendered, cancelled or forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, including shares subject to awards granted under the 2013 Equity Plan that are delivered (either by actual delivery, attestation or net exercise) to the Company by a participant to (x) purchase shares upon the exercise of such award or (y) satisfy tax withholding obligations with respect to such awards, including shares retained from the award creating the tax obligation, subject, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended. As of September 30, 2023, there were 232,327 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan.

Stock option awards

As of September 30, 2023, there were options to purchase 1,380,741 shares of class A common stock outstanding under the Stock Incentive Plans.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the nine months ended September 30, 2023:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2023	1,577	$288.30
Granted	36	$284.06
Exercised	(93)	$153.10	$13,254
Forfeited/Expired	(139)	$431.62
Balance as of September 30, 2023	1,381	$282.86
Exercisable as of September 30, 2023	875	$228.00	$133,368	3.5
Expected to vest as of September 30, 2023	506	$377.78	$27,187	8.0
Total	1,381	$282.86	$160,555	5.2

Stock options outstanding as of September 30, 2023 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2023
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	795	$137.02	3.1
$200.01 - $300.00	111	$251.58	9.1
$300.01 - $400.00	3	$301.63	9.7
$400.01 - $500.00	261	$409.60	8.2
$600.01 - $691.23	211	$691.23	7.2
Total	1,381	$282.86	5.2

An aggregate of 189,125 stock options with an aggregate grant date fair value of $47.3 million vested during the nine months ended September 30, 2023. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $190.86 and $209.85 for each share subject to a stock option granted during the nine months ended September 30, 2023 and 2022, respectively, based on the following assumptions:

	Nine Months Ended
	September 30,
	2023	2022
Expected term of award in years	5.5 - 6.3	6.3
Expected volatility	71.8% - 74.1%	58.4% - 70.9%
Risk-free interest rate	3.7% - 3.9%	1.9% - 3.5%
Expected dividend yield	0.0%	0.0%

For the three and nine months ended September 30, 2023, the Company recognized approximately $10.5 million and $33.9 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. For the three and nine months ended September 30, 2022, the Company recognized approximately $12.7 million and $35.4 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of September 30, 2023, there was approximately $81.4 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.2 years.

Share-settled restricted stock units

As of September 30, 2023, there were 198,993 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2023	120
Granted	115
Vested	(19)	$5,920
Forfeited	(17)
Balance as of September 30, 2023	199
Expected to vest as of September 30, 2023	199	$65,325

During the nine months ended September 30, 2023, 18,891 share-settled restricted stock units having an aggregate grant date fair value of $9.0 million vested, and 4,817 shares were withheld to satisfy tax obligations, resulting in 14,074 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the nine months ended September 30, 2023 and 2022 was $280.09 and $269.14, respectively, based on the fair value of the Company’s class A common stock.

For the three and nine months ended September 30, 2023, the Company recognized approximately $4.9 million and $12.2 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. For the three and nine months ended September 30, 2022, the Company recognized approximately $3.6 million and $10.0 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of September 30, 2023, there was approximately $52.2 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.9 years.

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

The vesting of each performance stock unit granted is subject to the Company’s achievement of a relative total shareholder return (“TSR”) performance goal over a three-year performance period with the number of performance stock units granted representing the number of performance stock units that would vest based on target performance. As more fully specified in the applicable grant agreements, the number of performance stock units that will vest will be based on the percentile ranking of the Company’s TSR over the three-year performance period as compared to the TSR of the members of the Nasdaq Composite Index over the same period (the “TSR Goal”), with the payout factor ranging from 0% to 200% of the number of performance stock units granted. The performance stock units, to the extent vested, will vest on the date the Compensation Committee of the Company’s Board of Directors certifies the level of achievement of the TSR Goal.

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

The TSR Goal is considered a “market condition” under ASC 718, Compensation—Stock Compensation. The Company uses a Monte Carlo simulation model to determine the grant date fair value of performance awards with a market condition. The Monte Carlo simulation takes into consideration the assumptions noted below, in addition to the probability that the market condition will be achieved based on predicted stock price paths compared to peer companies in the Nasdaq Composite Index. The Company did not grant any performance awards prior to June 2023. The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $486.18 for each performance stock unit granted during the nine months ended September 30, 2023 based on the following assumptions:

Nine Months Ended
September 30,
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

As of September 30, 2023, there were 25,375 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2023	0
Granted	27
Vested	0	$0
Forfeited	(2)
Balance as of September 30, 2023	25
Expected to vest as of September 30, 2023	25	$16,660

No performance stock units vested during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2023, the Company recognized approximately $1.0 million and $1.3 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of September 30, 2023, there was approximately $11.0 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.7 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan. Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period. For the three months ended September 30, 2023, the share-based compensation expense from other stock-based awards and cash-settled restricted stock units was not material. For the nine months ended September 30, 2023, the Company recognized approximately $1.1 million in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. For the three and nine months ended September 30, 2022, the Company recognized approximately $0.2 million in share-based compensation expense and a reduction of $0.4 million in share-based compensation expense, respectively, from other stock-based awards and cash-settled restricted stock units. As of September 30, 2023, there was approximately $0.6 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 1.4 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the nine months ended September 30, 2023, 19,856 shares of class A common stock were issued in connection with the 2021 ESPP. As of September 30, 2023, 59,607 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three and nine months ended September 30, 2023, the Company recognized approximately $0.4 million and $1.4 million, respectively, in share-based compensation expense related to the 2021 ESPP. For the three and nine months ended September 30, 2022, the Company recognized approximately $0.5 million and $1.6 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of September 30, 2023, there was approximately $0.9 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.4 years.

Tax Benefits Related to Equity Plans

The following table summarizes the tax (benefit) expense related to the Company’s equity plans (in thousands) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Tax (benefit) expense related to:
Share-based compensation expense	$(3,417)	$(2,906)	$(9,396)	$(9,146)
Exercises of stock options and vesting of share-settled restricted stock units	813	680	1,098	790
Total tax benefit related to the Company's equity plans	$(2,604)	$(2,226)	$(8,298)	$(8,356)

(9) Basic and Diluted (Loss) Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income - Basic	$(143,441)	$(27,079)	$339,995	$(1,220,128)
Effect of dilutive shares on net (loss) income:
Interest expense on 2025 Convertible Notes, net of tax	0	0	4,255	0
Interest expense on 2027 Convertible Notes, net of tax	0	0	2,165	0
Net (loss) income - Diluted	$(143,441)	$(27,079)	$346,415	$(1,220,128)

Denominator:
Weighted average common shares of class A common stock	12,257	9,344	9,701	9,335
Weighted average common shares of class B common stock	1,964	1,964	1,964	1,964
Total weighted average shares of common stock outstanding - Basic	14,221	11,308	11,665	11,299

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	0	0	430	0
Restricted stock units	0	0	43	0
Performance stock units	0	0	8	0
Employee stock purchase plan	0	0	0	0
2025 Convertible Notes	0	0	1,633	0
2027 Convertible Notes	0	0	733	0
Total weighted average shares of common stock outstanding - Diluted	14,221	11,308	14,512	11,299

(Loss) earnings per share:
Basic (loss) earnings per share (1)	$(10.09)	$(2.39)	$29.15	$(107.99)
Diluted (loss) earnings per share (1)	$(10.09)	$(2.39)	$23.87	$(107.99)

(1) Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

For the three and nine months ended September 30, 2023 and 2022, the following weighted average shares of potential class A common stock were excluded from the diluted (loss) earnings per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options	1,406	1,497	633	1,428
Restricted stock units	204	130	34	118
Performance stock units	52	0	0	0
Employee stock purchase plan	3	5	2	2
2025 Convertible Notes	1,633	1,633	0	1,633
2027 Convertible Notes	733	733	0	733
Total	4,031	3,998	669	3,914

(10) At-the-Market Equity Offerings

During 2022 and 2023, the Company entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its class A common stock through at-the-market equity offering programs. Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the at-the-market equity offering programs and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights. The following table summarizes the terms and provisions of each sales agreement, and sales activity pursuant to each at-the-market equity offering program that was active during the nine months ended September 30, 2023 or 2022. The maximum aggregate offering price and net proceeds (less sales commissions and expenses) for each at-the-market equity offering program in the following table are reported in thousands.

	2022 Sales Agreement	May 2023 Sales Agreement	August 2023 Sales Agreement
Agreement effective date	September 9, 2022	May 1, 2023	August 1, 2023
Sales agents	Cowen and Company, LLC and BTIG, LLC ("2022 Sales Agents")	Cowen and Company, LLC and Canaccord Genuity LLC ("May 2023 Sales Agents")	Cowen and Company, LLC, Canaccord Genuity LLC, and Berenberg Capital Markets LLC ("August 2023 Sales Agents")
Maximum aggregate offering price	$500,000	$625,000	$750,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%	2.0%
Date terminated	May 1, 2023	August 1, 2023	n/a
Shares sold under such sales agreement during the three months ended September 30, 2023	n/a	0	403,362
Net proceeds received from shares sold under such sales agreement during the three months ended September 30, 2023	n/a	$0	$147,218
Shares sold under such sales agreement during the nine months ended September 30, 2023	1,348,855	1,079,170	403,362
Net proceeds received from shares sold under such sales agreement during the nine months ended September 30, 2023	$338,962	$333,494	$147,218
Cumulative shares sold under such sales agreement as of September 30, 2023	1,567,430	1,079,170	403,362
Cumulative net proceeds received from shares sold under such sales agreement as of September 30, 2023	$385,181	$333,494	$147,218
Maximum aggregate offering price remaining under such sales agreement as of September 30, 2023	n/a	n/a	$602,124

No shares of the Company’s class A common stock were sold pursuant to an at-the-market equity offering program during the three and nine months ended September 30, 2022. The sales commissions and expenses related to each of the above at-the-market equity offering programs are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the corresponding shares are issued and sold.

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

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Three months ended September 30, 2023
Total revenues	$71,788	$40,222	$17,452	$129,462
Gross profit	$56,723	$32,574	$13,504	$102,801
Three months ended September 30, 2022
Total revenues	$76,720	$36,065	$12,575	$125,360
Gross profit	$62,545	$28,798	$8,632	$99,975
Nine months ended September 30, 2023
Total revenues	$212,892	$115,351	$43,534	$371,777
Gross profit	$167,692	$91,080	$31,282	$290,054
Nine months ended September 30, 2022
Total revenues	$218,358	$110,931	$37,421	$366,710
Gross profit	$177,982	$86,835	$25,627	$290,444
As of September 30, 2023
Long-lived assets	$77,040	$4,561	$3,133	$84,734
As of December 31, 2022
Long-lived assets	$83,279	$6,466	$3,865	$93,610

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three and nine months ended September 30, 2023 and 2022, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2023 and 2022, no individual customer accounted for 10% or more of total consolidated revenues.

As of September 30, 2023 and December 31, 2022, no individual foreign country accounted for 10% or more of total consolidated assets.

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

(13) Subsequent Events

Since September 30, 2023 through the date immediately preceding the filing of this Quarterly Report, the Company has purchased approximately 155 bitcoins for $5.3 million, or approximately $34,495 per bitcoin. All of these approximately 155 bitcoins serve as part of the collateral for the 2028 Secured Notes. See Note 2, Digital Assets, to the Consolidated Financial Statements for further detail on accounting for digital assets.

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

During 2022 and 2023, we used proceeds from various capital raising transactions to purchase bitcoin. As of September 30, 2023, we held an aggregate of approximately 158,245 bitcoins, with 15,731 bitcoins held directly by MicroStrategy Incorporated and 142,514 bitcoins held by MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of MicroStrategy. As of September 30, 2023, all of the approximately 15,731 bitcoins held directly by MicroStrategy Incorporated, which had a market value of $425.2 million based on the $27,030.47 market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on September 30, 2023, are held in a separate custodial account from those held by MacroStrategy and serve as part of the collateral securing our 2028 Secured Notes. See below for further disclosure surrounding market value calculations of our bitcoin.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, sales, and digital asset impairment losses within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held (Disposed)	Approximate Average Purchase or Sale Price Per Bitcoin
Balance at December 31, 2021		$3,751,529	$(901,319)	$2,850,210	124,391	$30,159
Digital asset purchases	(a)	215,500		215,500	4,827	44,645
Digital asset impairment losses			(170,091)	(170,091)
Balance at March 31, 2022		$3,967,029	$(1,071,410)	$2,895,619	129,218	$30,700
Digital asset purchases	(b)	10,000		10,000	481	20,790
Digital asset impairment losses			(917,838)	(917,838)
Balance at June 30, 2022		$3,977,029	$(1,989,248)	$1,987,781	129,699	$30,664
Digital asset purchases	(c)	5,978		5,978	301	19,860
Digital asset impairment losses			(727)	(727)
Balance at September 30, 2022		$3,983,007	$(1,989,975)	$1,993,032	130,000	$30,639
Digital asset purchases	(d)	56,443		56,443	3,204	17,616
Digital asset impairment losses			(198,557)	(198,557)
Digital asset sales *		(46,260)	35,370	(10,890)	(704)	16,786
Balance at December 31, 2022		$3,993,190	$(2,153,162)	$1,840,028	132,500	$30,137
Digital asset purchases	(e)	179,275		179,275	7,500	23,903
Digital asset impairment losses			(18,911)	(18,911)
Balance at March 31, 2023		$4,172,465	$(2,172,073)	$2,000,392	140,000	$29,803
Digital asset purchases	(f)	347,003		347,003	12,333	28,136
Digital asset impairment losses			(24,143)	(24,143)
Balance at June 30, 2023		$4,519,468	$(2,196,216)	$2,323,252	152,333	$29,668
Digital asset purchases	(g)	161,681		161,681	5,912	27,348
Digital asset impairment losses			(33,559)	(33,559)
Balance at September 30, 2023		$4,681,149	$(2,229,775)	$2,451,374	158,245	$29,582

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
(g)
In the third quarter of 2023, we purchased bitcoin using $147.3 million of the net proceeds from our sale of class A common stock under our at-the-market offering program, and Excess Cash.

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

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2021	124,391	$42,333.00	$5,265,844	$69,000.00	$8,582,979	$45,879.97	$5,707,055
March 31, 2022	129,218	$32,933.33	$4,255,579	$48,240.00	$6,233,476	$45,602.79	$5,892,701
June 30, 2022	129,699	$17,567.45	$2,278,481	$47,469.40	$6,156,734	$18,895.02	$2,450,665
September 30, 2022	130,000	$18,153.13	$2,359,907	$25,214.57	$3,277,894	$19,480.51	$2,532,466
December 31, 2022	132,500	$15,460.00	$2,048,450	$21,478.80	$2,845,941	$16,556.32	$2,193,712
March 31, 2023	140,000	$16,490.00	$2,308,600	$29,190.04	$4,086,606	$28,468.44	$3,985,582
June 30, 2023	152,333	$24,750.00	$3,770,242	$31,443.67	$4,789,909	$30,361.51	$4,625,060
September 30, 2023	158,245	$24,900.00	$3,940,301	$31,862.21	$5,042,035	$27,030.47	$4,277,437
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

Our digital asset impairment losses have significantly contributed to our operating expenses. During the three months ended September 30, 2023, digital asset impairment losses of $33.6 million represented 26.2% of our operating expenses, compared to digital asset impairment losses of $0.7 million, representing 0.8% of our operating expenses, during the three months ended September 30, 2022. During the nine months ended September 30, 2023, digital asset impairment losses of $76.6 million represented 21.1% of our operating expenses, compared to digital asset impairment losses of $1.089 billion, representing 79.3% of our operating expenses, during the nine months ended September 30, 2022.

As of October 31, 2023, we held approximately 158,400 bitcoins that were acquired at an aggregate purchase price of $4.686 billion and an average purchase price of approximately $29,586 per bitcoin, inclusive of fees and expenses. As of October 31, 2023, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $34,555.58.

Our Enterprise Analytics Software Strategy

MicroStrategy is a global leader in enterprise analytics software and services. We provide software and services that turn data into actionable insights for organizations. Our vision is to enable Intelligence Everywhere™.

Our analytics platform, MicroStrategy ONE, is a comprehensive and highly versatile analytics solution. It is used by many of the world’s most admired Fortune 500 brands. Our customers span a wide range of industries, including retail, banking, technology, consulting, manufacturing, insurance, healthcare, telecommunications, and the public sector.

As we continue to transition our business strategy and product offerings to a cloud-native model, we are enhancing our go-to-market and sales strategies with the goal of focusing on acquiring new customers, driving revenue growth, increasing margins, and streamlining our operations. As part of this strategic transformation, we have taken and will continue to take measures to reorganize and optimize efficiency across our business functions, including sales, marketing, consulting, product, engineering, as well as other corporate functions.

AI/BI Application Development

MicroStrategy ONE facilitates the development and deployment of secure, compliant, and efficient applications at scale. Its support for over 200 data connectors enhances adaptability, reinforcing interoperability with diverse data ecosystems. With MicroStrategy ONE, organizations can build and deploy ad-hoc analytics, operational reporting, front-end applications, and embedded analytics easily and quickly. The platform actively promotes data use, offering visualizations, application customization, and analytics integration into workflows. Accessibility is available via web, mobile, and desktop applications.

MicroStrategy ONE enables organizations to develop artificial intelligence (AI) powered applications built on a foundation of trusted data through the integration of generative AI capabilities, backed by Azure OpenAI, into our established Business Intelligence (BI) framework.

MicroStrategy ONE also includes HyperIntelligence, an innovative and powerful functionality that provides zero-click insights. It enables key information to be readily available to every user in an organization without requiring them to actively search for it.

AI-Powered Analytics

Integral to the MicroStrategy ONE platform are AI-powered services that facilitate data-driven decision-making. These AI capabilities are integrated into the platform's fabric, enhancing anomaly detection, pattern recognition, and AI-driven content creation. The AI functionalities enable real-time predictive insights and automated data discovery, further amplifying our vision of Intelligence Everywhere.

The quality of AI-powered services depends on the data fueling it. Our AI capabilities leverage our years of experience in data governance and BI to enable our clients to receive actionable insights. We believe the fusion of AI and BI will provide us with a competitive advantage and reinforce our standing as an industry leader in enterprise analytics.

Open, Multi-Cloud Architecture

MicroStrategy ONE is designed with cloud optimization at its core, offering flexibility and scalability for organizations seeking to deploy analytics solutions in a cloud environment. Engineered to be platform-agnostic, MicroStrategy ONE supports deployment across leading cloud service providers.

Built on an organically grown and open architecture, MicroStrategy ONE demonstrates our commitment to seamless scalability and exceptional integration capabilities. Organizations can leverage our extensive application programming interface (API) library to incorporate the platform into their existing applications and workflows.

MicroStrategy ONE provides advanced security measures and rigorous data governance to enable the effective management and protection of sensitive data.

Competitive Factors

The analytics market is highly competitive. Our success depends on the effectiveness with which we can differentiate our offerings from those offered by large software vendors that provide products across multiple lines of business, including one or more products that directly compete with our offerings, and other potential competitors. We believe a key differentiator of MicroStrategy is our modern, open, comprehensive enterprise platform that can be extended to other tools and systems, can scale across the enterprise, is optimized for cloud or on-premises deployments, and can be combined with unique packages of our expert services and education offerings.

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Product licenses	$24,045	$22,286	$56,979	$58,928
Subscription services	20,974	16,414	59,662	43,276
Total product licenses and subscription services	45,019	38,700	116,641	102,204
Product support	66,860	66,010	198,422	199,682
Other services	17,583	20,650	56,714	64,824
Total revenues	129,462	125,360	371,777	366,710
Cost of revenues
Product licenses	342	406	1,320	1,314
Subscription services	8,028	6,395	23,100	17,303
Total product licenses and subscription services	8,370	6,801	24,420	18,617
Product support	5,531	5,224	17,115	15,542
Other services	12,760	13,360	40,188	42,107
Total cost of revenues	26,661	25,385	81,723	76,266
Gross profit	102,801	99,975	290,054	290,444
Operating expenses
Sales and marketing	35,606	35,409	109,372	105,511
Research and development	29,660	30,498	90,372	95,811
General and administrative	29,223	27,283	85,959	82,491
Digital asset impairment losses	33,559	727	76,613	1,088,656
Total operating expenses	128,048	93,917	362,316	1,372,469
(Loss) income from operations	$(25,247)	$6,058	$(72,262)	$(1,082,025)

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

Employees

As of September 30, 2023, we had a total of 1,984 employees, of whom 643 were based in the United States and 1,341 were based internationally. The following table summarizes employee headcount as of the dates indicated:

	September 30,	December 31,	September 30,
	2023	2022	2022
Subscription services	105	110	95
Product support	161	183	171
Consulting	411	447	453
Education	12	16	22
Sales and marketing	398	434	452
Research and development	645	688	712
General and administrative	252	274	267
Total headcount	1,984	2,152	2,172

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of subscription services revenues	$101	$80	$254	$221
Cost of product support revenues	565	541	1,597	1,513
Cost of consulting revenues	535	463	1,423	1,278
Cost of education revenues	28	37	72	143
Sales and marketing	3,221	4,935	12,532	13,662
Research and development	3,269	3,795	9,426	10,235
General and administrative	9,087	7,048	24,551	19,535
Total share-based compensation expense	$16,806	$16,899	$49,855	$46,587

Share-based compensation expense did not materially change during the three months ended September 30, 2023 as compared to the same period in the prior year, primarily due to the forfeiture of certain stock awards being substantially offset by the grant of additional awards under the Stock Incentive Plans as part of the expansion of our equity award program worldwide. The $3.3 million increase in share-based compensation expense during the nine months ended September 30, 2023, as compared to the same period in the prior year, was primarily due to the grant of additional awards under the Stock Incentive Plans as part of the expansion of our equity award program worldwide and the revaluation of certain liability-classified stock-based awards, partially offset by the forfeiture of certain stock awards and certain awards that became fully vested. As of September 30, 2023, we estimated that an aggregate of approximately $146.1 million of additional share-based compensation expense associated with the Stock Incentive Plans and the 2021 ESPP will be recognized over a remaining weighted average period of 2.5 years.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$10,338	$15,526	-33.4%	$29,404	$40,535	-27.5%
International	13,707	6,760	102.8%	27,575	18,393	49.9%
Total product licenses revenues	24,045	22,286	7.9%	56,979	58,928	-3.3%
Subscription Services
Domestic	13,515	11,381	18.8%	38,718	30,540	26.8%
International	7,459	5,033	48.2%	20,944	12,736	64.4%
Total subscription services revenues	20,974	16,414	27.8%	59,662	43,276	37.9%
Total product licenses and subscription services revenues	$45,019	$38,700	16.3%	$116,641	$102,204	14.1%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	4	3	8	6
Between $0.5 million and $1.0 million in licenses revenue recognized	4	3	11	10
Total	8	6	19	16
Domestic:
More than $1.0 million in licenses revenue recognized	2	3	5	6
Between $0.5 million and $1.0 million in licenses revenue recognized	2	1	7	7
Total	4	4	12	13
International:
More than $1.0 million in licenses revenue recognized	2	0	3	0
Between $0.5 million and $1.0 million in licenses revenue recognized	2	2	4	3
Total	4	2	7	3

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$9,450	$7,291	29.6%	$14,923	$15,848	-5.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,537	2,039	24.4%	7,954	7,177	10.8%
Less than $0.5 million in licenses revenue recognized	12,058	12,956	-6.9%	34,102	35,903	-5.0%
Total	24,045	22,286	7.9%	56,979	58,928	-3.3%
Domestic:
More than $1.0 million in licenses revenue recognized	2,521	7,291	-65.4%	6,499	15,848	-59.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,260	791	59.3%	5,346	5,419	-1.3%
Less than $0.5 million in licenses revenue recognized	6,557	7,444	-11.9%	17,559	19,268	-8.9%
Total	10,338	15,526	-33.4%	29,404	40,535	-27.5%
International:
More than $1.0 million in licenses revenue recognized	6,929	0	n/a	8,424	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	1,277	1,248	2.3%	2,608	1,758	48.4%
Less than $0.5 million in licenses revenue recognized	5,501	5,512	-0.2%	16,543	16,635	-0.6%
Total	$13,707	$6,760	102.8%	$27,575	$18,393	49.9%

Product licenses revenues increased $1.8 million and decreased $1.9 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2023 and 2022, product licenses transactions with more than $0.5 million in recognized revenue represented 49.9% and 41.9%, respectively, of our product licenses revenues. For the nine months ended September 30, 2023, our top three product licenses transactions totaled $8.7 million in recognized revenue, or 15.3% of total product licenses revenues, compared to $12.1 million, or 20.5% of total product licenses revenues, for the nine months ended September 30, 2022. Our product licenses revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Domestic product licenses revenues. Domestic product licenses revenues decreased $5.2 million for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions and average deal size of transactions with more than $1.0 million in recognized revenue, a decrease in the number of transactions with less than $0.5 million in recognized revenue, and a decrease in the average deal size of transactions with more than $0.5 million and less than $1.0 million in recognized revenue, partially offset by an increase in the average deal size of transactions with less than $0.5 million in recognized revenue and an increase in the number of transactions with more than $0.5 million and less than $1.0 million in recognized revenue. Domestic product licenses revenues decreased $11.1 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to a decrease in the average deal size and number of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $6.9 million for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $1.0 million in recognized revenue. International product licenses revenues increased $9.2 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue.

Subscription services revenues. Subscription services revenues are derived from our MCE cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased $4.6 million for the three months ended

September 30, 2023, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, and sales contracts with new customers, partially offset by certain non-renewing customers. Subscription services revenues increased $16.4 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, an increase in the use of subscription services by existing customers, and sales contracts with new customers, partially offset by certain non-renewing customers. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change
Product Support Revenues:
Domestic	$39,510	$40,375	-2.1%	$119,064	$118,861	0.2%
International	27,350	25,635	6.7%	79,358	80,821	-1.8%
Total product support revenues	$66,860	$66,010	1.3%	$198,422	$199,682	-0.6%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues increased $0.9 million for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to a $1.5 million favorable foreign currency exchange impact and the timing of product support renewals, partially offset by certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings. Product support revenues decreased $1.3 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings. Our product support revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change
Other Services Revenues:
Consulting
Domestic	$8,392	$9,658	-13.1%	$26,639	$28,982	-8.1%
International	8,284	9,887	-16.2%	27,354	32,271	-15.2%
Total consulting revenues	16,676	19,545	-14.7%	53,993	61,253	-11.9%
Education	907	1,105	-17.9%	2,721	3,571	-23.8%
Total other services revenues	$17,583	$20,650	-14.9%	$56,714	$64,824	-12.5%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $2.9 million for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide, partially offset by an increase in average bill rates. Consulting revenues decreased $7.3 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide, partially offset by an increase in average bill rates.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues did not materially change for the three months ended September 30, 2023, as compared to the same period in the prior year. Education revenues decreased $0.9 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to lower sales in prior quarters of annual subscriptions to training courses.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$342	$406	-15.8%	$1,320	$1,314	0.5%
Subscription services	8,028	6,395	25.5%	23,100	17,303	33.5%
Total product licenses and subscription services	8,370	6,801	23.1%	24,420	18,617	31.2%
Product support	5,531	5,224	5.9%	17,115	15,542	10.1%
Other services:
Consulting	12,134	12,267	-1.1%	38,326	38,404	-0.2%
Education	626	1,093	-42.7%	1,862	3,703	-49.7%
Total other services	12,760	13,360	-4.5%	40,188	42,107	-4.6%
Total cost of revenues	$26,661	$25,385	5.0%	$81,723	$76,266	7.2%
Cost of product licenses revenues. Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change for the three and nine months ended September 30, 2023, as compared to the same periods in the prior year.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs (including cloud hosting infrastructure costs), and personnel and related overhead costs. Subscription services headcount increased 10.5% to 105 at September 30, 2023 from 95 at September 30, 2022. Cost of subscription services revenues increased $1.6 million for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to a $1.4 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers. Cost of subscription services revenues increased $5.8 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $4.4 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers, (ii) a $0.6 million increase in employee salaries primarily attributable to an increase in average staffing levels, and (iii) a $0.4 million increase in variable compensation.

Cost of product support revenues. Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program. Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion. Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues. Product support headcount decreased 5.8% to 161 at September 30, 2023 from 171 at September 30, 2022. Cost of product support revenues did not materially change for the three months ended September 30, 2023, as compared to the same period in the prior year. Cost of product support revenues increased $1.6 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to a $1.9 million increase in compensation and related costs attributable to non-product support personnel providing an increased level of Enterprise Support services.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program, which are allocated to cost of product support revenues. Consulting headcount decreased 9.3% to 411 at September 30, 2023 from 453 at September 30, 2022. Cost of consulting revenues did not materially change for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $0.5 million decrease in compensation and related costs attributable to consulting personnel providing an increased level of Enterprise Support services and (ii) a $0.5 million decrease in subcontractor costs, being substantially offset by (iii) a $0.7 million increase in variable compensation. Included in cost of consulting revenues for the three months ended September 30, 2023 is an aggregate $0.5 million unfavorable foreign currency exchange impact. Cost of consulting revenues did not materially change for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.9 million decrease in compensation and related costs attributable to consulting personnel providing an increased level of Enterprise Support services and (ii) a $1.8 million decrease in subcontractor costs, being substantially offset by (iii) a $1.7 million increase in variable compensation, (iv) a $0.8 million increase in employee salaries primarily attributable to wage increases, partially offset by a shift in staffing levels to lower cost regions, (v) a $0.6 million increase in severance costs associated with streamlining our organization, and (vi) a $0.5 million increase in facility and other related support costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Education headcount decreased 45.5% to 12 at September 30, 2023 from 22 at September 30, 2022. Cost of education revenues decreased $0.5 million for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to a $0.3 million decrease in employee salaries primarily attributable to a decrease in average staffing levels. Cost of education revenues decreased $1.8 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.1 million decrease in employee salaries primarily attributable to a decrease in average staffing levels and (ii) a $0.5 million decrease in variable compensation.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing headcount decreased 11.9% to 398 at September 30, 2023 from 452 at September 30, 2022. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change
Sales and marketing expenses	$35,606	$35,409	0.6%	$109,372	$105,511	3.7%

Sales and marketing expenses did not materially change for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.4 million increase in severance costs associated with streamlining our organization, (ii) a $0.6 million increase in variable compensation primarily attributable to a decrease in net capitalized commissions and an increase in other personnel costs, partially offset by a decrease in commissions earned, and (iii) a $0.4 million increase in marketing costs, being substantially offset by (iv) a $1.7 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by the grant of additional awards under the Stock Incentive Plans and (v) a $1.1 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases. Included in sales and marketing expenses for the three months ended September 30, 2023 is an aggregate $0.6 million unfavorable foreign currency exchange impact.

Sales and marketing expenses increased $3.9 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $2.3 million increase in travel and entertainment expenditures due to the return of in-person events and meetings, (ii) a $1.9 million increase in severance costs associated with streamlining our organization, (iii) a $1.6 million increase in marketing costs due to the return of in-person events and meetings, (iv) a $0.9 million increase in variable compensation primarily attributable to a decrease in net capitalized commissions and increases in employee relations expenses and other personnel costs, partially offset by a decrease in commissions earned, and (v) a $0.6 million increase in facility and other related support costs, partially offset by (vi) a $2.6 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases and (vii) a $1.1 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by the grant of additional awards under the Stock Incentive Plans and the fair value remeasurement of certain liability-classified awards at the end of the reporting period.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. Research and development headcount decreased 9.4% to 645 at September 30, 2023 from 712 at September 30, 2022. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change
Research and development expenses	$29,660	$30,498	-2.7%	$90,372	$95,811	-5.7%

Research and development expenses decreased $0.8 million for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $1.2 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases and (ii) a $0.5 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by the grant of additional awards under the Stock Incentive Plans, partially offset by (iii) a $0.8 million increase in severance costs associated with streamlining our organization.

Research and development expenses decreased $5.4 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $3.1 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (ii) a $0.8 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by the grant of additional awards under the Stock Incentive Plans and the fair value remeasurement of certain liability-classified awards at the end of the reporting period, (iii) a $0.8 million decrease in variable compensation, (iv) a $0.6 million decrease in recruiting costs, (v) a $0.5 million decrease in facility and other related support costs, and (vi) a $0.4 million decrease in subcontractor costs, partially offset by (vii) a $0.9 million increase in severance costs associated with streamlining our organization. Included in research and development expenses for the nine months ended September 30, 2023 is an aggregate $1.3 million favorable foreign currency exchange impact.

General and administrative expenses. General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees. General and administrative headcount decreased 5.6% to 252 at September 30, 2023 from 267 at September 30, 2022. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change
General and administrative expenses	$29,223	$27,283	7.1%	$85,959	$82,491	4.2%

General and administrative expenses increased $1.9 million for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to a $2.0 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans.

General and administrative expenses increased $3.5 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to (i) a $5.0 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by certain awards that became fully vested, (ii) a $1.2 million increase in the estimated minimum loss with respect to the Brazilian matters noted in Note 5, Commitments and Contingencies, to the Consolidated Financial Statements, and (iii) a $0.6 million increase in directors and officers liability insurance expense, partially offset by (iv) a $2.1 million decrease in costs related to the maintenance and operations of our corporate aircraft, (v) a $0.7 million decrease in recruiting costs, (vi) a $0.6 million decrease in custodial fees incurred on our bitcoin holdings, and (vii) a $0.4 million decrease in bad debt expense.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change
Digital asset impairment losses	$33,559	$727	4516.1%	$76,613	$1,088,656	-93.0%

We did not sell any of our digital assets during the three and nine months ended September 30, 2023 and 2022. We may continue to incur significant digital asset impairment losses in the future.

Interest Expense, Net

For the three and nine months ended September 30, 2023, interest expense, net, of $11.0 million and $37.0 million were primarily related to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. For the three and nine months ended September 30, 2022, interest expense, net, of $14.1 million and $38.3 million, respectively, were primarily related to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. Interest expense for the fourth quarter of 2023 is expected to continue to decrease compared to the same period in 2022 as a result of the repayment of the 2025 Secured Term Loan in March 2023. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further information.

Gain on Debt Extinguishment

For the nine months ended September 30, 2023, the $44.7 million gain on debt extinguishment resulted from the repayment of the 2025 Secured Term Loan. Refer to Note 4, Long-term Debt, to the Consolidated Financial Statements for further information.

Other Income, Net

For the three and nine months ended September 30, 2023, other income, net, of $2.4 million and $0.7 million, were comprised primarily of foreign currency transaction net gains. For the three and nine months ended September 30, 2022, other income, net, of $4.9 million and $12.2 million, respectively, were comprised primarily of foreign currency transaction net gains.

Income Taxes

We recorded a benefit from income taxes of $403.9 million on a pretax loss of $63.9 million that resulted in an effective tax rate of 632.2% for the nine months ended September 30, 2023, as compared to a provision for income taxes of $112.0 million on a pretax loss of $1.108 billion that resulted in an effective tax rate of (10.1)% for the nine months ended September 30, 2022. Our benefit from income taxes increased from the same period in the prior year primarily due to (i) the release of a portion of the valuation allowance during the nine months ended September 30, 2023 on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the increase in market value of bitcoin as of September 30, 2023 compared to December 31, 2022, compared to (ii) the establishment of a valuation allowance during the nine months ended September 30, 2022 on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the decrease in market value of bitcoin as of September 30, 2022 compared to December 31, 2021.

As of September 30, 2023, we had a valuation allowance of $118.4 million primarily related to our deferred tax asset related to the impairment on our bitcoin holdings that, in our present estimation, more likely than not will not be realized. If the market value of bitcoin declines or we do not achieve profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. To the extent the market value of bitcoin rises, we may decrease the valuation allowance against our deferred tax asset. We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2023	2022	2022
Current:
Deferred product licenses revenue	$2,814	$2,825	$442
Deferred subscription services revenue	45,737	51,861	38,272
Deferred product support revenue	126,087	155,366	123,203
Deferred other services revenue	4,529	7,376	4,017
Total current deferred revenue and advance payments	$179,167	$217,428	$165,934
Non-current:
Deferred product licenses revenue	$9	$2,742	$70
Deferred subscription services revenue	2,845	3,030	2,943
Deferred product support revenue	4,304	6,387	5,172
Deferred other services revenue	480	604	569
Total non-current deferred revenue and advance payments	$7,638	$12,763	$8,754
Total current and non-current:
Deferred product licenses revenue	$2,823	$5,567	$512
Deferred subscription services revenue	48,582	54,891	41,215
Deferred product support revenue	130,391	161,753	128,375
Deferred other services revenue	5,009	7,980	4,586
Total current and non-current deferred revenue and advance payments	$186,805	$230,191	$174,688

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below. Total deferred revenue and advance payments decreased $43.4 million as of September 30, 2023, as compared to December 31, 2022, primarily due to the timing of product support and subscription services renewals and an increase in revenue recognized from previously deferred subscription services, other services, and product licenses. Included in our international deferred revenue balances at September 30, 2023 is a $3.3 million unfavorable foreign currency impact from the general strengthening of the U.S. dollar compared to December 31, 2022. Total deferred revenue and advance payments increased $12.1 million as of September 30, 2023, as compared to September 30, 2022, primarily due to (i) an increase in deferred revenue from subscription services contracts, (ii) an increase in deferred product license revenue from the early renewal of a large multi-year term license deal in the fourth quarter of 2022, and (iii) an increase in deferred product support revenue from the timing of product support renewals, partially offset by a decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts. Included in our international deferred revenue balances at September 30, 2023 is a $1.3 million favorable foreign currency impact from the general weakening of the U.S. dollar compared to September 30, 2022.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of September 30, 2023, we had an aggregate transaction price of $282.3 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. We expect to recognize approximately $217.7 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. Under our Treasury Reserve Policy and bitcoin acquisition strategy, we use a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets. In September 2022, we commenced an at-the-market equity offering under the 2022 Sales Agreement, pursuant to which we issued and sold 1,567,430 shares of our class A common stock for aggregate net proceeds (net of sales commissions and expenses) of $385.2 million through the first quarter of 2023. We terminated the 2022 Sales Agreement in May 2023 and commenced another at-the-market equity offering under the May 2023 Sales Agreement, pursuant to which we issued and sold 1,079,170 shares of our class A common stock for aggregate net proceeds (net of sales commissions and expenses) of $333.5 million through the second quarter of 2023. We terminated the May 2023 Sales Agreement in August 2023 and commenced a new at-the-market equity offering under the August 2023 Sales Agreement, pursuant to which we may from time to time issue and sell shares of our class A common stock having an aggregate offering price of up to $750.0 million. As of September 30, 2023, we had issued and sold 403,362 shares of our class A common stock under the August 2023 Sales Agreement for aggregate net proceeds (net of sales commissions and expenses) of $147.2 million and approximately $602.1 million of our class A common stock remained available for issuance and sale pursuant to the August 2023 Sales Agreement. For additional information, see “—At-the-Market Equity Offerings” below.

As of September 30, 2023 and December 31, 2022, the amount of cash and cash equivalents held by our U.S. entities was $14.9 million and $14.8 million, respectively, and by our non-U.S. entities was $30.1 million and $29.0 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $44.7 million during 2022 and $10.0 million during the nine months ended September 30, 2023.

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

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt. We have principal due upon maturity of our long-term debt instruments in the aggregate of $2.208 billion in addition to $2.4 million in coupon interest due each semi-annual period for the 2025 Convertible Notes, $15.3 million in coupon interest due each semi-annual period for the 2028 Secured Notes, and $0.1 million due monthly in principal and interest related to our other long-term secured debt. We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. As of September 30, 2023, we do not expect cash and cash equivalents generated by our enterprise analytics software business to be sufficient to satisfy these obligations. As a result, we would seek to satisfy these obligations through various options that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include the issuance and sale of shares of our class A common stock, borrowings collateralized by bitcoin, or the sale of our bitcoin. Furthermore, if certain conditions are met, we may have the right to elect to settle the Convertible Notes upon a conversion of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

The 2028 Secured Notes have a stated maturity date of June 15, 2028, but include a springing maturity feature that will cause the stated maturity date to spring ahead to the date that is (i) 91 days prior to the existing maturity date of the 2025 Convertible Notes (which is September 15, 2025), (ii) 91 days prior to the existing maturity date of the 2027 Convertible Notes (which is November 16, 2026), or (iii) 91 days prior to the maturity date of any future convertible debt that we may issue that is then outstanding, unless on such dates we meet specified liquidity requirements or less than $100,000,000 of aggregate principal amount of the 2025 Convertible Notes, the 2027 Convertible Notes, or such future convertible debt, as applicable, remains outstanding.

As of September 30, 2023, we held approximately 158,245 bitcoins, of which approximately 142,514 are unencumbered. We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended September 30,		%
	2023	2022	Change
Net cash provided by operating activities	$11,528	$21,409	-46.2%
Net cash used in investing activities	$(690,550)	$(233,329)	196.0%
Net cash provided by financing activities	$676,025	$220,051	207.2%

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

Net cash provided by operating activities decreased $9.9 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, due to a $1.567 billion decrease in non-cash items (principally related to changes in digital asset impairment losses, deferred taxes, and a gain on extinguishment of debt in the first quarter of 2023) and a $2.8 million decrease from changes in operating assets and liabilities, which was partially offset by a $1.560 billion increase in net income.

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets and expenditures on property and equipment. Net cash used in investing activities increased $457.2 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to a $456.5 million increase in purchases of bitcoins and a $0.7 million increase in purchases of property and equipment. During the nine months ended September 30, 2023, we purchased $688.0 million of bitcoin using net proceeds from the sale of class A common stock under our at-the-market equity offering programs and Excess Cash, while during the nine months ended September 30, 2022, we purchased $231.5 million of bitcoin using net proceeds from the issuance of the 2025 Secured Term Loan and Excess Cash.

Net cash provided by financing activities. The changes in net cash provided by (used in) financing activities primarily relate to the sale of class A common stock under our at-the-market equity offering program, the issuance and subsequent repayment of our long-term debt, the exercise or vesting of certain awards under the 2013 Equity Plan, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities increased $456.0 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to (i) $819.7 million in net proceeds from the sale of class A common stock under our at-the-market equity offering program during the nine months ended September 30, 2023, and (ii) a $12.9 million increase in proceeds from the exercise of stock options under the Equity Plans in the nine months ended September 30, 2023, as compared to the same period in the prior year, partially offset by (iii) a $215.5 million decrease in long-term debt proceeds, net of lender fees and issuance costs, during the nine months ended September 30, 2023 as compared to the same period in the prior year, and (iv) the $160.0 million repayment of the 2025 Secured Term Loan and related third-party extinguishment costs during the nine months ended September 30, 2023, which was repaid using proceeds from our sale of class A common stock offered under our at-the-market equity offering program.

Long-term Debt

The terms of each of the long-term debt instruments are discussed more fully in Note 4, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes and in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes. We used the net proceeds from the issuance of the Convertible Notes to acquire bitcoin. We did not pay any interest to holders of the 2025 Convertible Notes during the three months ended September 30, 2023 and 2022. For each of the nine months ended September 30, 2023 and 2022, we paid $2.4 million in interest to holders of the 2025 Convertible Notes. The 2027 Convertible Notes do not bear regular interest and we have not paid any special interest to holders of the 2027 Convertible Notes to date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. As of September 30, 2023, approximately 15,731 of the bitcoins held by the Company serve as part of the collateral for the 2028 Secured Notes. We did not pay any interest to holders of the 2028 Secured Notes during the three months ended September 30, 2023 and 2022. For each of the nine months ended September 30, 2023 and 2022, we paid $15.3 million in interest to holders of the 2028 Secured Notes.

In March 2022, MacroStrategy, our wholly-owned subsidiary, entered into a Credit and Security Agreement with Silvergate Bank, pursuant to which Silvergate Bank issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. We used $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan to acquire bitcoin, $5.0 million of the net proceeds to maintain a reserve account that served as collateral for the 2025 Secured Term Loan, and the remaining net proceeds to pay fees, interest, and expenses related to the 2025 Secured Term Loan. On March 24, 2023, MacroStrategy and Silvergate Bank entered into a Prepayment, Waiver and Payoff to Credit and Security Agreement, pursuant to which MacroStrategy voluntarily prepaid Silvergate approximately $161.0 million (the “Payoff Amount”), in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. Upon Silvergate’s receipt of the Payoff Amount on March 24, 2023, the Credit and Security Agreement was terminated, and Silvergate released its security interest in all of MacroStrategy’s assets collateralizing the 2025 Secured Term Loan, including the bitcoin that was serving as collateral. During the first quarter of 2023, we made a final $5.1 million interest payment to Silvergate, $1.1 million of which was included in the Payoff Amount. We paid $2.7 million and $4.3 million in interest to Silvergate during the three and nine months ended September 30, 2022, respectively.

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. During the three and nine months ended September 30, 2023, we paid $0.3 million and $0.8 million, respectively, in principal and interest to the lender. During each of the three and nine months ended September 30, 2022, we paid $0.3 million in principal and interest to the lender.

At-the-Market Equity Offerings

On September 9, 2022, we entered into the 2022 Sales Agreement with the 2022 Sales Agents, pursuant to which we could issue and sell shares of our class A common stock having an aggregate offering price of up to $500.0 million from time to time through the 2022 Sales Agents.

On May 1, 2023, we terminated the 2022 Sales Agreement and entered into the May 2023 Sales Agreement with the May 2023 Sales Agents, pursuant to which we could issue and sell shares of our class A common stock having an aggregate offering price of up to $625.0 million from time to time through the May 2023 Sales Agents.

On August 1, 2023, we terminated the May 2023 Sales Agreement and entered into the August 2023 Sales Agreement with the August 2023 Sales Agents, pursuant to which we may issue and sell shares of our class A common stock having an aggregate offering price of up to $750.0 million from time to time through the August 2023 Sales Agents.

The terms of the 2022 Sales Agreement, May 2023 Sales Agreement, and August 2023 Sales Agreement are discussed more fully in Note 10, At-the-Market Equity Offerings, to the Consolidated Financial Statements.

We did not sell any shares of our class A common stock under the 2022 Sales Agreement during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we issued and sold 1,348,855 shares of class A common stock under the 2022 Sales Agreement for aggregate net proceeds (less sales commissions and expenses) of approximately $339.0 million. At termination of the 2022 Sales Agreement on May 1, 2023, we had issued and sold an aggregate of 1,567,430 shares under the 2022 Sales Agreement for aggregate net proceeds (less sales commissions and expenses) of approximately $385.2 million.

We did not sell any shares of our class A common stock under the May 2023 Sales Agreement during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we issued and sold 1,079,170 shares of class A common stock under the May 2023 Sales Agreement for aggregate net proceeds (less sales commissions and expenses) of approximately $333.5 million. These amounts also constitute the aggregate shares sold and net proceeds under the May 2023 Sales Agreement at termination of the May 2023 Sales Agreement on August 1, 2023.

During the three and nine months ended September 30, 2023, we issued and sold 403,362 shares of our class A common stock under the August 2023 Sales Agreement, for aggregate net proceeds (less sales commissions and expenses) of approximately $147.2 million. As of September 30, 2023, approximately $602.1 million of our class A common stock remained available for issuance and sale pursuant to the August 2023 Sales Agreement.

Debt Repurchases and Prepayments.

During the first quarter of 2023, MacroStrategy voluntarily prepaid Silvergate the Payoff Amount in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. During the nine months ended September 30, 2023 and 2022, we did not repurchase or prepay any of our other outstanding debt. We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also prepay our outstanding indebtedness. The amounts involved in any such repurchase or prepayment may be material. We may effect debt repurchases or prepayments using proceeds from the sale of our class A common stock pursuant to the August 2023 Sales Agreement (under which approximately $602.1 million remains available for sale as of the date hereof).

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

Non-GAAP (loss) income from operations

Non-GAAP (loss) income from operations excludes share-based compensation expense, which is a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment. Consequently, our accounting for share-based compensation expense could vary significantly in comparison to other companies. The following is a reconciliation of our non-GAAP (loss) income from operations to (loss) income from operations, its most directly comparable GAAP measure, (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP (loss) income from operations:
(Loss) income from operations	$(25,247)	$6,058	$(72,262)	$(1,082,025)
Share-based compensation expense	16,806	16,899	49,855	46,587
Non-GAAP (loss) income from operations	$(8,441)	$22,957	$(22,407)	$(1,035,438)

Non-GAAP net (loss) income and non-GAAP diluted (loss) earnings per share

Non-GAAP net (loss) income and non-GAAP diluted (loss) earnings per share each exclude the impact of (i) share-based compensation expense, (ii) interest expense arising from the amortization of debt issuance costs on our long-term debt, (iii) gain on extinguishment of debt, and (iv) related income taxes. We believe non-GAAP net (loss) income and non-GAAP diluted (loss) earnings per share offer management and investors insight as they exclude significant non-cash expenses, gains on debt extinguishment, and their related income tax effects. The following are reconciliations of our non-GAAP net (loss) income and non-GAAP diluted (loss) earnings per share to net (loss) income and diluted (loss) earnings per share, respectively, their most directly comparable GAAP measures (in thousands, except per share data), for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP net (loss) income:
Net (loss) income	$(143,441)	$(27,079)	$339,995	$(1,220,128)
Share-based compensation expense	16,806	16,899	49,855	46,587
Interest expense arising from amortization of debt issuance costs	2,199	2,193	6,599	6,490
Gain on debt extinguishment	0	0	(44,686)	0
Income tax effects (1)	(3,230)	(2,844)	2,538	(10,186)
Non-GAAP net (loss) income	$(127,666)	$(10,831)	$354,301	$(1,177,237)

Reconciliation of non-GAAP diluted (loss) earnings per share (2):
Diluted (loss) earnings per share	$(10.09)	$(2.39)	$23.87	$(107.99)
Share-based compensation expense (per diluted share)	1.18	1.49	3.44	4.12
Interest expense arising from amortization of debt issuance costs (per diluted share) (3)	0.15	0.19	0.09	0.57
Gain on debt extinguishment (per diluted share)	0.00	0.00	(3.08)	0.00
Income tax effects (per diluted share) (3)	(0.22)	(0.25)	0.27	(0.89)
Non-GAAP diluted (loss) earnings per share	$(8.98)	$(0.96)	$24.59	$(104.19)
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
(3)
For the nine months ended September 30, 2023, interest expense from the amortization of issuance costs of the Convertible Notes has been added back to the numerator in the GAAP diluted earnings per share calculation (as disclosed in Note 9, Basic and Diluted (Loss) Earnings per Share, to the Consolidated Financial Statements), and therefore the per diluted share effects of the amortization of issuance costs of the Convertible Notes have been excluded from the “Interest expense arising from amortization of debt issuance costs (per diluted share)” and “Income tax effects (per diluted share)” lines in the above reconciliation for the nine months ended September 30, 2023.

Non-GAAP Constant Currency Revenues, Cost of Revenues, and Operating Expenses

We present certain of our revenues, cost of revenues, and operating expenses on a non-GAAP constant currency basis, which excludes certain changes resulting from fluctuations in foreign currency exchange rates. These non-GAAP constant currency metrics allow our management and investors to compare operating results to the same period in the prior year without the effects of certain changes in foreign currency exchange rates, which are not reflective of our general business performance and may vary significantly between periods. The following are reconciliations our non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Three Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$24,045	$368	$23,677	$22,286	7.9%	6.2%
Subscription services revenues	20,974	410	20,564	16,414	27.8%	25.3%
Product support revenues	66,860	1,530	65,330	66,010	1.3%	-1.0%
Other services revenues	17,583	446	17,137	20,650	-14.9%	-17.0%
Cost of product support revenues	5,531	73	5,458	5,224	5.9%	4.5%
Cost of other services revenues	12,760	543	12,217	13,360	-4.5%	-8.6%
Sales and marketing expenses	35,606	643	34,963	35,409	0.6%	-1.3%
Research and development expenses	29,660	(197)	29,857	30,498	-2.7%	-2.1%
General and administrative expenses	29,223	209	29,014	27,283	7.1%	6.3%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$22,286	$(915)	$23,201	$25,830	-13.7%	-10.2%
Subscription services revenues	16,414	(790)	17,204	10,853	51.2%	58.5%
Product support revenues	66,010	(3,760)	69,770	70,387	-6.2%	-0.9%
Other services revenues	20,650	(1,710)	22,360	20,924	-1.3%	6.9%
Cost of product support revenues	5,224	(236)	5,460	4,679	11.6%	16.7%
Cost of other services revenues	13,360	(1,284)	14,644	12,975	3.0%	12.9%
Sales and marketing expenses	35,409	(1,601)	37,010	38,209	-7.3%	-3.1%
Research and development expenses	30,498	(740)	31,238	28,211	8.1%	10.7%
General and administrative expenses	27,283	(467)	27,750	23,751	14.9%	16.8%

	Nine Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$56,979	$(127)	$57,106	$58,928	-3.3%	-3.1%
Subscription services revenues	59,662	(7)	59,669	43,276	37.9%	37.9%
Product support revenues	198,422	377	198,045	199,682	-0.6%	-0.8%
Other services revenues	56,714	(202)	56,916	64,824	-12.5%	-12.2%
Cost of product support revenues	17,115	(43)	17,158	15,542	10.1%	10.4%
Cost of other services revenues	40,188	165	40,023	42,107	-4.6%	-4.9%
Sales and marketing expenses	109,372	26	109,346	105,511	3.7%	3.6%
Research and development expenses	90,372	(1,284)	91,656	95,811	-5.7%	-4.3%
General and administrative expenses	85,959	13	85,946	82,491	4.2%	4.2%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$58,928	$(1,691)	$60,619	$69,261	-14.9%	-12.5%
Subscription services revenues	43,276	(1,436)	44,712	31,221	38.6%	43.2%
Product support revenues	199,682	(8,343)	208,025	212,063	-5.8%	-1.9%
Other services revenues	64,824	(3,848)	68,672	63,702	1.8%	7.8%
Cost of product support revenues	15,542	(516)	16,058	14,353	8.3%	11.9%
Cost of other services revenues	42,107	(2,949)	45,056	40,543	3.9%	11.1%
Sales and marketing expenses	105,511	(3,636)	109,147	116,728	-9.6%	-6.5%
Research and development expenses	95,811	(1,159)	96,970	86,242	11.1%	12.4%
General and administrative expenses	82,491	(1,040)	83,531	68,397	20.6%	22.1%

(1)
The “Foreign Currency Exchange Rate Impact” reflects the estimated impact of fluctuations in foreign currency exchange rates on international components of our Consolidated Statements of Operations. It shows the increase (decrease) in material international revenues or expenses, as applicable, from the same period in the prior year, based on comparisons to the prior year quarterly average foreign currency exchange rates. Beginning in the third quarter of 2023, the term “international” refers to operations outside of the United States and Canada only where the functional currency is the local currency (i.e., excluding any location whose economy is considered highly inflationary). Prior year comparative periods have been recast to conform to current period presentation.
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

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of September 30, 2023, we held approximately 158,245 bitcoins. The carrying value of our bitcoins as of September 30, 2023 was $2.451 billion, which reflects cumulative impairments of $2.230 billion, on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from a low of $16,490.00 to a high of $31,862.21 during the nine months ended September 30, 2023, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the nine months ended September 30, 2023, we incurred an impairment loss of $76.6 million on our bitcoin.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 44.5% and 38.8% of our total revenues for the three months ended September 30, 2023 and 2022, respectively, and 42.7% and 40.5% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of September 30, 2023 and December 31, 2022, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 4.2% and 4.5%, respectively. If average exchange rates during the nine months ended September 30, 2023 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2023 would have decreased by 3.6%. During the nine months ended September 30, 2023, our revenues were not materially impacted as a result of a 0.5% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2022, the District, through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of our Board of Directors and our Executive Chairman, in his personal capacity, and (ii) MicroStrategy. The District sought, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleged that the amount of personal income taxes purportedly involved was more than $25 million. The complaint also alleged in the sole claim against us that we violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes. On October 26, 2022, we filed a motion to dismiss the District’s complaint. On February 28, 2023, the court ruled on the motion to dismiss, dismissing the sole claim against us as well as a claim against Mr. Saylor alleging that Mr. Saylor violated the District’s False Claims Act. The court did not dismiss claims against Mr. Saylor alleging that Mr. Saylor failed to pay personal income taxes, interest and penalties due. On April 13, 2023, the District, through its Office of the Attorney General, filed a motion to amend its complaint to attempt to restore claims under the False Claims Act against both Mr. Saylor and MicroStrategy. On May 10, 2023, the court granted the District’s motion to amend its complaint, reinstating MicroStrategy as a defendant in the case. The amended complaint alleges that MicroStrategy violated the District’s False Claims Act by making and using false records and statements in the form of false withholding filings with the District Office of Tax and Revenue. The amended complaint also alleges that Mr. Saylor violated the District’s False Claims Act by making and using false records and statements and by causing MicroStrategy to make and use false records and statements. On June 7, 2023, Mr. Saylor and MicroStrategy filed a motion to dismiss the District’s amended complaint with prejudice. On July 5, 2023, the District filed an opposition to the motion to dismiss made by Mr. Saylor and MicroStrategy. On July 19, 2023, Mr. Saylor and MicroStrategy filed a reply in support of their motion to dismiss. On July 31, 2023, the court denied Mr. Saylor’s and MicroStrategy’s motion to dismiss the amended complaint. On August 22, 2023, MicroStrategy and Mr. Saylor filed a motion asking the court to reconsider its July 31 decision or, in the alternative, to certify for interlocutory review two case-dispositive issues relating to the validity of tax-related amendments to the District’s False Claims Act and authority of the Office of the Attorney General to sue for allegedly unpaid taxes. On October 31, 2023, the court denied Mr. Saylor’s and MicroStrategy’s motion for reconsideration or, in the alternative, certification for interlocutory review. The final outcome of this matter is not presently determinable.

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

We may not be able to achieve profitability in future periods

We generated net income for the nine months ended September 30, 2023, due in part to a $403.9 million tax benefit generated primarily from the release of a portion of the valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings (attributable to the increase in market value of bitcoin as of September 30, 2023 compared to December 31, 2022) and a $44.7 million gain on debt extinguishment resulting from the repayment of the 2025 Secured Term Loan, however, we may not be able to achieve profitability in future periods. If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur additional significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2023, we had $614.1 million of deferred tax assets, which reflects a $118.4 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. If the market value of bitcoin at a future reporting date is less than the market value of bitcoin at the previous reporting date, we may be required to increase further the valuation allowance against the deferred tax asset. Additionally, if we do not achieve profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Risks Related to Our Bitcoin Acquisition Strategy and Holdings

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $20,000 per bitcoin and above $35,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Quarterly Report.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

Our bitcoin holdings significantly impact our financial results and the market price of our class A common stock. Our bitcoin holdings have significantly affected our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our class A common stock. See “Risks Related to Our Bitcoin Acquisition Strategy and Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

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

We are subject to counterparty risks, including in particular risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our class A common stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin.

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

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. On March 23, 2023, the Financial Accounting Standards Board (the “FASB”) issued an exposure draft for comment of a proposed ASU that would cause in-scope crypto assets (such as bitcoin) to be measured at fair value, with fair value changes recorded in current period earnings. On September 6, 2023, the FASB held a meeting to review the comment letter feedback received and other issues identified for redeliberation. At the conclusion of the meeting, the FASB determined that the expected benefits of the ASU would justify the expected costs and directed the staff of the FASB to draft the final ASU for vote by written ballot. As currently proposed, the ASU will be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The FASB also affirmed the proposed ASU will permit early adoption. The FASB has indicated that they expect to hold a vote to approve the final ASU in the fourth quarter of 2023. A change in the accounting treatment of our bitcoin holdings, such as the adoption of the final ASU in a form substantially similar to the exposure draft, could have a material impact on our results of operations in future periods, could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, and could have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our class A common stock.

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
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection, such as FTX, which recently received approval to sell up to $3 billion worth of digital assets, including bitcoin, and the transfer and sale of bitcoins associated with the hacked cryptocurrency exchange Mt. Gox, and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin;
•
negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
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
•
the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, and the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023;
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
•
developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
•
changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

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
•
In the United Kingdom, on June 29, 2023, the Financial Services and Markets Act 2023 (“FSMA”) became law. The FSMA (i) clarifies that “cryptoassets” are subject to the regulated activities and financial promotion orders and (ii) establishes that digital assets firms, including exchanges and custodians, operating in or providing services to the United Kingdom carrying out certain activities involving “cryptoassets” are performing a regulated activity that needs to be authorized by the Financial Conduct Authority and may also be subject to oversight from the Bank of England. Several additional pieces of proposed legislation in the United Kingdom, including The Public Offers and Admissions to Trading Regulations 2023, may subject “cryptoassets” to further regulation.
•
On March 1, 2023, the U.S. Under Secretary for Domestic Finance provided an update on the development of a U.S. CBDC, indicating that the U.S. Department of Treasury would be providing an initial set of findings and recommendations regarding the development and adoption of a U.S. CBDC in the coming months.
•
In May 2023, the European Council approved the Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin, with the requirements phasing into effect throughout 2023 and 2024. MiCA also requires the European Commission (i) to provide a report on the environmental impact of crypto-assets and (ii) based upon such report, introduce mandatory minimum sustainability standards for consensus mechanisms, including the proof-of-work consensus mechanisms on which the Bitcoin blockchain is based.
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

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. As explained more fully in Note 2(g) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, we determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market for bitcoin). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of our bitcoin assets are impaired. In determining if an impairment has occurred, we consider the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. If the carrying value of a bitcoin exceeds that lowest price at any time during the quarter, an impairment loss is deemed to have occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of bitcoin will not affect the carrying value of our bitcoin. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculate the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale.

As a result, any decrease in the fair value of bitcoin below our carrying value for such assets at any time since their acquisition requires us to incur an impairment charge, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our class A common stock. Conversely, any sale of bitcoins at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings. In addition, on March 23, 2023, the FASB issued an exposure draft for comment of a proposed ASU that would cause in-scope crypto assets (such as bitcoin) to be measured at fair value, with fair value changes recorded in current period earnings. On September 6, 2023, the FASB held a meeting to review the comment letter feedback received and other issues identified for redeliberation. At the conclusion of the meeting, the FASB determined that the expected benefits of the ASU would justify the expected costs and directed the staff of the FASB to draft the final ASU for vote by written ballot. As currently proposed, the ASU will be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The FASB also affirmed the proposed ASU will permit early adoption. The FASB has indicated that they expect to hold a vote to approve the final ASU in the fourth quarter of 2023. If the final ASU adopted by FASB is substantially similar to the exposure draft as updated by the deliberations of the FASB on September 6, 2023, the change in presentation could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet.

As of September 30, 2023, we carried $2.451 billion of digital assets on our balance sheet, consisting of approximately 158,245 bitcoins and reflecting $2.230 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $45.0 million in cash and cash equivalents, compared to a carrying value of $1.993 billion of digital assets, consisting of approximately 130,000 bitcoins, and $60.4 million in cash and cash equivalents at September 30, 2022. Digital asset impairment losses of $76.6 million incurred during the nine months ended September 30, 2023 represented 21.1% of our operating expenses and were included in our net income of $340.0 million for the nine months ended September 30, 2023, compared to $1.089 billion in digital asset impairment losses incurred during the nine months ended September 30, 2022 which represented 79.3% of our operating expenses and contributed to our net loss of $1.220 billion for the nine months ended September 30, 2022.

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

Another reason for the substantial premium to NAV exhibited in the past by the trading prices of shares of some bitcoin investment vehicles is that such vehicles operate in a manner similar to closed-end investment funds as opposed to exchange-traded funds (“ETFs”) and therefore do not continuously offer to create and redeem their shares at NAV in exchange for bitcoin. Although several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV, the SEC has generally declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. For example, in June 2022 the SEC issued an order denying proposals from NYSE Arca, Inc. to convert Grayscale Bitcoin Trust into a spot bitcoin exchange-traded product (“ETP”). Following the denial, the Grayscale Bitcoin Trust initiated litigation against the SEC alleging that the SEC’s order denying its conversion was arbitrary and capricious. On August 29, 2023, the U.S. Court of Appeals for the District of Columbia Circuit ruled in favor of the Grayscale Bitcoin Trust and vacated the SEC order. The SEC has not indicated what further actions it intends to take regarding the ETP application of the Grayscale Bitcoin Trust following the decision and has deferred taking action with respect to several recent ETP applications filed by others. It is possible that the SEC will permit the listing of ETPs specializing in the direct acquisition and holding of bitcoin, allowing these funds to offer their shares directly to the public. In addition to greatly simplifying the task of gaining investment exposure to bitcoin, the listing of a bitcoin ETP with continuous share creation and redemption at NAV would be expected to eliminate any NAV premiums that might exist currently with respect to shares of investment vehicles that trade in the over-the-counter market. To the extent that our class A common stock is viewed as an alternative-to-bitcoin investment vehicle and trades at a premium to the value of our bitcoin holdings, that premium may also be eliminated, causing the price of our class A common stock to decline.

In October 2021, the SEC permitted the listing of ETFs that invest primarily in bitcoin futures contracts, and on June 23, 2023, the SEC approved the first leveraged bitcoin futures ETF, 2x Bitcoin Strategy (BITX). It is unclear as to whether or to what extent the existence of ETFs that invest in bitcoin futures contracts have or will have on any premium over the value of our bitcoin holdings that may be included in the value of our class A common stock. In addition, the introduction of these or other bitcoin-futures-focused ETFs and any future bitcoin-focused ETPs on U.S. national securities exchanges may be viewed by investors as offering “pure play” exposure to bitcoin that would generally not be subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours.

As a result of the foregoing factors, as the price of our class A common stock is affected by the value of our bitcoin holdings, the expansion of avenues for investing in bitcoin, including the listing of bitcoin ETFs and ETPs on U.S. national securities exchanges, could have a material adverse effect on the market price of our class A common stock.

Our bitcoin acquisition strategy subjects us to enhanced regulatory oversight

As noted above, several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV. To date the SEC has declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. Even though we do not function in the manner of an ETF and do not offer continuous share creation and redemption at NAV, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

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

As of October 31, 2023, approximately 15,886 bitcoins serve as part of the collateral securing our 2028 Secured Notes and we may consider issuing additional debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Networks, Voyager Digital Holdings, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. As the price of our class A common stock is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our class A common stock.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of October 31, 2023, we held approximately 158,400 bitcoins that were acquired at an aggregate purchase price of $4.686 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. The price of bitcoin experienced a significant decline in 2022, and this has had, and any future significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our business

As a result of our bitcoin acquisition strategy, the majority of our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of September 30, 2023, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then, and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on cryptocurrency trading platforms. As of September 30, 2023, two of the six largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

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

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents

In September 2020, we adopted bitcoin as our primary treasury reserve asset. Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at reasonable prices or at all. For example, a number of bitcoin trading venues recently have temporarily halted deposits and withdrawals, although the Coinbase exchange (our principal market for bitcoin) has, to date, not done so. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities since the beginning of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Although as of the date of this Quarterly Report we hold a substantial portion of our bitcoin with a single custodian, our custodial agreements do not restrict us from reallocating our bitcoin holdings among our custodians. In light of the significant amount of bitcoin we hold, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

As of September 30, 2023, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, the use of custodians to hold our bitcoin exposes us to the risk that the bitcoin custodially-held on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

Our bitcoin acquisition strategy exposes us to risk of non-performance by counterparties

Our bitcoin acquisition strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our bitcoin is custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While all of our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our bitcoin holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings. For the nine months ended September 30, 2023, transactions by channel partners for which we recognized revenue accounted for 28.8% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships. Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings. If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $186.8 million as of September 30, 2023. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $95.5 million of other remaining performance obligations as of September 30, 2023, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the nine months ended September 30, 2023, our top three product licenses transactions with recognized revenue totaled $8.7 million, or 15.3% of total product licenses revenues, compared to $12.1 million, or 20.5% of total product licenses revenues, for the nine months ended September 30, 2022.

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

Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident, whether related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. On October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI.

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

We may be obligated to disclose our proprietary source code to our customers, which may limit our ability to protect our intellectual property and could reduce the renewals of our support services

Certain of our customer agreements contain provisions permitting the customer to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for our applicable services and products in escrow with a third party. Under these escrow agreements, the source code to the applicable product may be released to the customer, typically for its use to maintain, modify, and enhance the product, upon the occurrence of specified events, such as our filing for bankruptcy, discontinuance of our support services, and/or ceasing our business operations generally.

Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for that source code or the services and products containing that source code. It also could permit a customer to which a product’s source code is disclosed to support and maintain that software product without being required to purchase our support services. Each of these could harm our business, results of operations, and financial condition.

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

Risks Related to Our Operations

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility, or other third-party services, as a result of geopolitical tensions, acts of terrorism, natural disasters, pandemics (like the COVID-19 pandemic), and similar events, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, Argentina, and Poland. In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services, including AWS, Azure, and other cloud services. Any disruptions or failures of our systems or the third-party hosting facility or other services that we use, including as a result of a natural disaster, fire, cyberattack (including the potential increase in risk for such attacks due to cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts), act of terrorism, geopolitical conflict (including due to the ongoing Russia-Ukraine and Israel-Hamas conflicts and any potential conflict involving China and Taiwan), pandemic (including the COVID-19 pandemic), the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, host country restrictions on the conduct of our business operations or the availability of our offerings, or other unanticipated problems with our systems or the third-party services that we use, such as a failure to meet service standards, could severely impact our ability to conduct our business operations or to attract new customers or maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 44.5% and 38.8% of our total revenues for the three months ended September 30, 2023 and 2022, respectively, and 42.7% and 40.5% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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
•
natural disasters, acts of war (including risks relating to the ongoing conflict between Russia and Ukraine, a potential broadening of the Israel-Hamas conflict to other countries in the Middle East, and any potential conflict involving China and Taiwan), terrorism, or pandemics (including the COVID-19 pandemic); and
•
political instability and security risks in the countries where we are doing business, including, without limitation, political and economic instability caused by the current conflict between Russia and Ukraine and economic sanctions adopted in response to the conflict, and a potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

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

Moreover, due to Brexit, the SCCs issued by the European Commission are no longer automatically adopted in the United Kingdom post-Brexit. In response, the UK’s Information Commissioner’s Office (“ICO”) published a template Addendum to the new EU SCCS which adapts the new EU SCCs for UK use. In the alternative, the ICO also published the international data transfer agreement (“IDTA”). The IDTA replaces the current set of SCCs being used in the UK. The UK SCCs Addendum and IDTA, after having been put before UK parliament, have been in force as of March 2022 and UK-based organizations were required to start using the UK IDTA or Addendum for new data transfer arrangements starting in September 2022. The UK and the U.S. also agreed to a U.S.-UK “data bridge,” which went into effect on October 12, 2023. This functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the U.S.

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

State privacy laws in the United States also may impact our business operations. The state of California has adopted a comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020. We have been required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a privacy law, the California Privacy Rights Act (“CPRA”), which amends the CCPA to create additional privacy rights and obligations in California, and went into effect on January 1, 2023. Numerous other states have passed laws similar to the CCPA, which will go into effect in 2023 and beyond. More states may follow. These laws may impose additional costs and obligations on us. Similarly, in March 2022, the U.S. federal government also passed the Cyber Incident Reporting for Critical Infrastructure Act of 2022, which will require companies deemed to be part of U.S. critical infrastructure to report any substantial cybersecurity incidents or ransom payments to the federal government within 72 and 24 hours, respectively. The implementing regulations are not expected for another two-to-three years. The Securities and Exchange Commission also has issued new regulations related to cyber attacks that may require additional reporting and other compliance obligations, as well as creating additional risks related to public notifications concerning cyber incidents.

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

We, and our service providers, have experienced and may in the future experience attempts by third parties to identify and exploit software and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’ or service providers’ cloud environments, networks, and other systems. Security measures that we or our third-party service providers have implemented may not be effective against all current or future security threats. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate, detect, or mitigate attempted security breaches and implement adequate preventative measures.

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

Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business and results of operations

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns recently characterized by restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bank failures, bankruptcies and overall uncertainty with respect to the economy. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, including the conflicts in Ukraine and the Middle East, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our software and service offerings; have delayed and may delay customer purchasing decisions; have reduced and may in the future reduce the value and duration of customer subscription contracts; and we expect these conditions will adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $423.39 as of October 31, 2023. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of October 24, 2023, there are 1,964,025 shares of class B common stock outstanding, which accounts for approximately 61.0% of the total voting power of our outstanding common stock. As of October 24, 2023, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 1,961,668 shares of class B common stock, or 60.9% of the total voting power. Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments or other convertible securities could depress the price of our class A common stock

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, since January 1, 2023, we have sold $823.9 million of shares of class A common stock through at-the-market equity offering programs, and we may sell class A common stock having an aggregate offering price of up to an additional $602.1 million from time to time through the August 2023 Sales Agents under the August 2023 Sales Agreement. We cannot predict:

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of September 30, 2023, we had $2.210 billion aggregate indebtedness, consisting of $650.0 million aggregate principal amount of 2025 Convertible Notes, $1.05 billion aggregate principal amount of 2027 Convertible Notes, $500.0 million aggregate principal amount of 2028 Secured Notes and $10.5 million of other long-term indebtedness.

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

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness. Our wholly-owned subsidiary, MacroStrategy, which holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes, the bitcoin that MacroStrategy acquired using the proceeds from the 2025 Secured Term Loan, and the bitcoin that MacroStrategy acquired from the proceeds of the sale of our class A shares pursuant to the sales agreements with various sales agents, is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs under such indebtedness. MacroStrategy holds approximately 142,514 bitcoins that, as of September 30, 2023, had a carrying value of $2.200 billion on our Consolidated Balance Sheet, representing 65.2% of our consolidated total assets at such date. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three and nine months ended September 30, 2023, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 6, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Share Repurchase Program, which expired on April 29, 2023.

Item 5. Other Information

Earnings Release

On November 1, 2023, we issued a press release announcing the Company’s financial results for the quarter ended September 30, 2023. A copy of this press release is attached as Exhibit 99.1 to this Quarterly Report. The information regarding this press release in this Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Rule 10b5-1 Information

On September 19, 2023, Michael J. Saylor, the Chairman of our Board of Directors and our Executive Chairman, entered into a 10b5-1 trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act with respect to the sale of up to 400,000 shares of our Class A common stock underlying a vested stock option, which expires if unexercised on April 30, 2024.

Under this trading plan, on each trading day from January 2, 2024 to April 25, 2024, Mr. Saylor plans to exercise and sell 5,000 shares with respect to the stock option, subject to a minimum price condition. To the extent less than 5,000 shares are exercised and sold on a given trading day, the balance can be added to the number of shares exercised and sold on any future trading day up to and including April 26, 2024, which is the last date on which shares may be exercised and sold under the plan.

Other than as described above, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

10.1†

Agreement dated July 12, 2023 between the Company and Kevin Adkisson (incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.2

Sales Agreement, dated as of August 1, 2023, by and among the Company, Cowen and Company, LLC, Canaccord Genuity LLC and Berenberg Capital Markets LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2023 (File No. 000-24435)).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated November 1, 2023, regarding the Company’s financial results for the quarter ended September 30, 2023.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: November 1, 2023