Form 10-K
period 2023-12-31
MICROSTRATEGY Inc
filed 2024-02-15
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2023 on the Nasdaq Global Select Market) was approximately $4.133 billion.

As of February 1, 2024, the registrant had 15,004,100 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2024 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	McLean, Virginia

MICROSTRATEGY INCORPORATED

The trademarks and registered trademarks of MicroStrategy Incorporated and its subsidiaries referred to herein include, but are not limited to, MicroStrategy, MicroStrategy ONE, MicroStrategy Auto, Intelligence Everywhere, HyperIntelligence, MicroStrategy Consulting, MicroStrategy Education, Dossier, MicroStrategy Cloud, Enterprise Semantic Graph, MicroStrategy Services, Global Delivery Center, and Intelligent Enterprise. Third-party product and company names mentioned herein may be the trademarks of their respective owners.

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
•
We may have exposure to greater than anticipated tax liabilities;

Risks Related to Our Bitcoin Acquisition Strategy and Holdings

•
Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin;
•
Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our class A common stock;
•
Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings;
•
The availability of spot bitcoin ETPs may adversely affect the market price of our class A common stock;
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

Risks Related to Our Technology and Intellectual Property

•
If we are unable to develop and release new software product offerings or enhancements to our existing offerings in a timely and cost-effective manner, our business, operating results, and financial condition could be materially adversely affected;
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
•
We may not have the ability to raise the funds necessary to settle for cash conversions of the Convertible Notes; and

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

PART I

Item 1. Business

Overview

MicroStrategy® recently announced that it considers itself the world’s first Bitcoin development company. We are a publicly-traded operating company committed to the continued development of the Bitcoin network through our activities in the financial markets, advocacy and technology innovation. As an operating business, we are able to use cash flows as well as proceeds from equity and debt financings to accumulate bitcoin, which serves as our primary treasury reserve asset. We also develop and provide industry-leading AI-powered enterprise analytics software that promotes our vision of Intelligence Everywhere™, and are using our software development capabilities to develop bitcoin applications. Our software business, which we have operated for over 30 years, is our predominant operational focus, providing cash flows and enabling us to pursue our bitcoin strategy. We believe that the combination of our operating structure, bitcoin strategy and focus on technology innovation differentiates us in the digital assets industry.

Bitcoin Strategy

Our bitcoin strategy includes (i) acquiring bitcoin using cash flows from operations and proceeds from equity and debt financings, (ii) developing product innovations that leverage Bitcoin blockchain technology, and (iii) periodically engaging in advocacy and educational activities regarding the continued acceptance and value of bitcoin as an open, secure protocol for an internet-native digital asset and the Lightning Network.

Bitcoin Acquisition Strategy

We believe that bitcoin is an attractive asset because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy. We also believe that, due to its limited supply, bitcoin offers the potential to serve as a hedge against inflation in the long-term and, if its adoption increases, the opportunity for appreciation in value.

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

Our bitcoin acquisition strategy generally involves acquiring bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. We view our bitcoin holdings as long-term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional bitcoin. This overall strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes, including to generate cash for treasury management (which may include debt repayment), or in connection with strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our bitcoin holdings, and (iii) consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

Bitcoin-Related Innovations

We believe the Bitcoin network provides the infrastructure and opportunity for the development of financial and technological innovations, such as the Lighting Network (a decentralized second-layer payment protocol built on top of the Bitcoin blockchain that is intended to enable fast and less costly transactions). We are working to develop software products and service offerings that leverage the Lightning Network and exploring additional opportunities to develop offerings that leverage Bitcoin blockchain-based technology.

Bitcoin Advocacy and Education

Through various initiatives, such as our Bitcoin for Corporations sessions at MicroStrategy World, we seek to engage with and educate others about the opportunities available if they adopt bitcoin as a treasury reserve asset and to develop tools that leverage the Bitcoin blockchain and Lightning Network. In 2023, we also provided comments to the Financial Accounting Standards Board (“FASB”) on their published proposal with respect to the accounting treatment of digital assets. The FASB published the final standard in December 2023.

Our Bitcoin Holdings

During 2023, we purchased a total of approximately 56,650 bitcoins at an aggregate purchase price of approximately $1.902 billion for an average purchase price of approximately $33,580 per bitcoin, inclusive of fees and expenses. We did not sell any bitcoin during 2023. During 2022, we purchased a total of approximately 8,813 bitcoins at an aggregate purchase price of approximately $287.9 million for an average purchase price of approximately $32,670 per bitcoin, inclusive of fees and expenses, and sold a total of approximately 704 bitcoins for cash proceeds of approximately $11.8 million at an average sale price of approximately $16,786 per bitcoin, net of fees and expenses. During the period between January 1, 2024 and February 14, 2024, we purchased a total of approximately 850 bitcoins at an aggregate purchase price of approximately $37.2 million for an average purchase price of approximately $43,723 per bitcoin, inclusive of fees and expenses. We did not sell any bitcoins during the period between January 1, 2024 and February 14, 2024. Refer to the “Our Bitcoin Acquisition Strategy” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our bitcoin purchases, including the source of capital used to purchase bitcoin.

At December 31, 2023, we carried $3.626 billion of digital assets on our balance sheet, consisting of approximately 189,150 bitcoins and reflecting $2.269 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $46.8 million in cash and cash equivalents. At December 31, 2022, we carried $1.840 billion of digital assets on our balance sheet, consisting of approximately 132,500 bitcoins and reflecting $2.153 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $43.8 million in cash and cash equivalents.

As of February 14, 2024, we held approximately 190,000 bitcoins that were acquired at an aggregate purchase price of $5.933 billion and an average purchase price of approximately $31,224 per bitcoin, inclusive of fees and expenses. As of February 14, 2024, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange (our principal market) was $51,744.68.

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

The Bitcoin protocol limits the total number of bitcoin that can be generated over time to 21 million. The current reward for miners that successfully validate a block of transactions is 6.25 bitcoin per mined block. Based on current mining rates, we anticipate the reward will decrease by half to 3.125 bitcoin per mined block sometime in April 2024. This decrease in mining reward is referred to as a bitcoin halving, and it occurs after every 210,000 blocks are mined, which has historically occurred approximately every four years.

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

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. Private keys used to access bitcoin balances are not widely distributed and are typically held on hardware

(which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers. One form of obtaining unauthorized access to a wallet occurs following a phishing attack where the attacker deceives the victim and manipulates them into sharing their private keys for their digital wallet or other sensitive information. Other similar attacks may also result in the loss of private keys and the inability to access, and effective loss of, the corresponding bitcoin. See “Item 1A. Risk Factors – Risks Related to Our Bitcoin Acquisition Strategy and Holdings – We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.”

A “51% attack” may occur when a group of miners attain more than 50% of the Bitcoin network’s mining power, thereby enabling them to control the Bitcoin network and protocol and manipulate the blockchain. A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The Bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can result in temporary delays in block creation and in the transfer of bitcoin. See “Item 1A. Risk Factors – Risks Related to Our Bitcoin Acquisition Strategy and Holdings – Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.”

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

Investors and Traders. Bitcoin investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell bitcoin or bitcoin-based derivatives. On January 10, 2024, the Securities and Exchange Commission (“SEC”) issued an order approving several applications for the listing and trading of shares of spot bitcoin exchange-traded products (“ETPs”) on U.S. national securities exchanges. While the SEC had previously approved exchange-traded funds where the underlying assets were bitcoin futures contracts, this order represents the first time the SEC has approved the listing and trading of ETPs that acquire, hold and sell bitcoin directly. ETPs can be bought and sold on a stock exchange like traditional stocks, and provide investors with another means of gaining economic exposure to bitcoin through traditional brokerage accounts.

Digital Asset Exchanges. Digital asset exchanges provide trading venues for purchases and sales of bitcoin in exchange for fiat or other digital assets. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on bitcoin trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for bitcoin also exist. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors. For a discussion of risks associated with digital asset exchanges, see “Item 1A. Risk Factors—Risks Related to Our Bitcoin Acquisition Strategy and Holdings—Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.”

Service providers. Service providers offer a multitude of services to other participants in the Bitcoin industry, including custodial and trade execution services, commercial and retail payment processing, loans secured by bitcoin collateral, and financial advisory services. If adoption of the Bitcoin network continues to materially increase, we anticipate that service providers may expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin network.

Other Digital Assets

As of the date of this Annual Report, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortia and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of December 31, 2023, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

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

Custody of our Bitcoin

We hold substantially all of our bitcoin in custody accounts at U.S.-based, institutional-grade custodians that have demonstrated records of regulatory compliance and information security. As a result, the primary counterparty risk we are exposed to with respect to our bitcoin is performance obligations under the various custody arrangements into which we have entered. We custody our bitcoin across multiple custodians to diversify our potential risk exposure to any one custodian. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we hold, we continually seek to engage additional digital asset custodians to further diversify the custody of our bitcoin.

We carefully select the custodians that custody our bitcoin after undertaking a due diligence process. As part of our custodian selection process, we evaluate for and select custodians that can demonstrate that they operate with strict security protocols, including multifactor authentication procedures designed to safekeep our bitcoin. In addition, our custodial services agreements generally specify that the private keys that control our bitcoin will be held in offline or “cold” storage, which is designed to mitigate risks that a system may be susceptible to when connected to the internet, including the risks associated with unauthorized network access and cyberattacks. We also negotiate liability provisions in our custodial contracts, pursuant to which our custodians are held liable for their failure to safekeep our bitcoin. In addition to our custodial arrangements, we also utilize affiliates of our bitcoin custodians to execute bitcoin acquisition and disposition transactions on our behalf. We leverage the due diligence we conduct in connection with our custodial arrangements when conducting due diligence of these trade execution service providers.

We also conduct due diligence reviews during the custodial relationship to monitor the safekeeping of our bitcoin. As part of our process, we obtain and review our custodians’ Services Organization Controls reports. We are also contractually entitled to review our custodians’ relevant internal controls through a variety of methods. We have in the past conducted, and expect to conduct in the future, supplemental due diligence when we believe it is warranted by market circumstances or otherwise. For example, we obtained supporting documentation to verify certain factual information, including documentation and analysis regarding financial solvency, exposure to troubled exchanges, regulatory compliance, security protocols and our ownership of our bitcoin.

We negotiate specific contractual terms and conditions with our custodians that we believe will help establish, under existing law, that our property interest in the bitcoin held by our custodians is not subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings. All of our custodians are subject to regulatory regimes intended to protect customers in the event that a custodian enters bankruptcy, receivership or similar insolvency proceedings. Based on existing law and the terms and conditions of our contractual arrangements with our custodians, we believe that the bitcoin held on our behalf by our custodians would not be considered part of a custodian’s bankruptcy estate were one or more of our custodians to enter bankruptcy, receivership or similar insolvency proceedings. For a discussion of risks relating to the custody of our bitcoin, see “Item 1A. Risk Factors—Risks Related to Our Bitcoin Acquisition Strategy and Holdings—Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin,” and “—Our bitcoin acquisition strategy exposes us to risk of non-performance by counterparties.”

Potential Advantages and Disadvantages of Holding Bitcoin

We believe that bitcoin is an attractive asset because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy. We also believe that, due to its limited supply, bitcoin offers the potential to serve as a hedge against inflation in the long-term and, if its adoption increases, the opportunity for appreciation in value.

Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization mitigates the risks of certain threats common to centralized computer networks, such as denial-of-service attacks, and reduces the dependency of the bitcoin network on any single system. The decentralization of user nodes and miners also mitigates the risk of a 51% attack, which would be very costly and difficult to execute with respect to bitcoin because the Bitcoin network is open source and widely distributed, and transactions on the blockchain require significant computing power to be validated. However, while the Bitcoin network as a whole is decentralized, the private keys used to access bitcoin balances are not widely distributed and are susceptible to phishing and other attacks designed to obtain sensitive information or gain access to password-protected systems. Loss of such private keys can result in an inability to access, and effective loss of, the corresponding bitcoin. Consequently, bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure and user error, among others. These risks, in turn, make bitcoin substantially more susceptible to theft, destruction, or loss of value from hackers, corruption, viruses and other technology-specific factors as compared to conventional fiat currency or other conventional financial assets. See “Item 1A. Risk Factors—Risks Related to Our Bitcoin Acquisition Strategy and Holdings—If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.”

In addition, the Bitcoin network relies on open-source developers to maintain and improve the Bitcoin protocol. Accordingly, bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.

We believe that in the context of the economic uncertainty precipitated by escalating geopolitical tensions and central banks having adopted inflationary measures at various times in recent history, as well as the breakdown of trust in and between political institutions and political parties in the United States and globally, bitcoin represents an attractive store of value, and that opportunity for appreciation in the value of bitcoin exists in the event that such factors lead to more widespread adoption of the use and acceptance of bitcoin and the adoption of bitcoin as a treasury reserve alternative by institutions.

Government Regulation

The laws and regulations applicable to bitcoin and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of bitcoin, the markets for bitcoin in general, and our activities in particular, our business and our bitcoin acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our bitcoin strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets, including bitcoin, fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

In addition, since transactions in bitcoin provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of bitcoin and Bitcoin platforms, and there is the possibility that law enforcement agencies could close bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, in her January 2021 nomination hearing before the Senate Finance Committee, Treasury Secretary Janet Yellen noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. The U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

As noted above, activities involving bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. CBDC. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

Enterprise Analytics Software Strategy

MicroStrategy is a pioneer in AI-powered business intelligence (BI), and a global leader in enterprise analytics solutions. We provide software and services designed to turn complex, chaotic data environments into rich, reliable, and convenient information feeds for our customers. Our vision is to make every worker a domain expert by delivering Intelligence Everywhere™.

Our cloud-native flagship, MicroStrategy ONE™, powers some of the largest analytics deployments in the world for customers spanning a wide range of industries, including retail, banking, technology, manufacturing, insurance, consulting, healthcare, telecommunications, and the public sector.

Integral to the MicroStrategy ONE platform are Generative AI capabilities that are designed to automate and accelerate the deployment of AI-enabled applications across our customers’ enterprises. By making advanced analytics accessible through conversational AI, MicroStrategy ONE provides non-technical users with the ability to directly access novel and actionable insights for decision-making.

The MicroStrategy ONE Platform

MicroStrategy ONE combines the flexibility and scalability afforded by a modern, cloud application with the reliability and security of our robust data governance model. It empowers users by making rich analytics easily accessible and personalized, while enabling organizations to harness the value of their data wherever it is needed.

Key Capabilities and Competitive Differentiators:

Our key capabilities and competitive differentiators include the following:

1.
Built for the cloud. Our cloud-native, containerized architecture has been optimized for all three hyperscalers – AWS, Azure, and GCP – giving our customers freedom of choice and making it easy to embed analytics into custom or third-party cloud and mobile applications.
2.
Auto, the AI assistant. Our AI bot automates a variety of complex functions using a natural language interface, including SQL generation, dashboard creation, data discovery and advanced analytics like forecasting and key driver analysis. Our AI assistant tool enables our customers to build their own fully customized bot for any application in a matter of minutes.
3.
HyperIntelligence™. This innovative feature presents context-based, click-free insights to the user by hovering over keywords on the screen. It can be implemented on mobile, web, or custom applications to enrich understanding and streamline workflows.
4.
Our Enterprise Semantic Graph™ is a powerful metadata layer that helps ensure data insights are trustworthy regardless of how far-reaching the applications and users of data may reside.
5.
Flexible deployment. Customers can choose to deploy our platform on premises, using their own cloud environment, or through our fully managed MicroStrategy Cloud Environment (MCE).
6.
Open and interoperable. Developers can leverage scripts, APIs, and 200+ connectors (local and cloud) to embed the platform or build predictive, machine learning-enhanced data models on top of a secure and trusted foundation.

FedRAMP Authorization

The MicroStrategy Cloud for Government service (“MCG Service”) is authorized to operate under the Federal Risk and Authorization Management Program (“FedRAMP”) guidelines, which certifies compliance with essential cloud security and data protection standards set by the U.S. Federal government. The solution offers always-on threat monitoring that meets the rigorous technical and regulatory needs of governments and financial institutions worldwide. The MCG Service achieved this designation through collaboration with the U.S. Department of Health and Human Services.

MicroStrategy Professional Services™

Through our MicroStrategy Support, MicroStrategy Consulting, and MicroStrategy Education services, we help customers deploy and customize our solutions to facilitate adoption and maximize returns on data investments.

MicroStrategy Support

Our global network of MicroStrategy-certified technical support experts help our customers achieve their system availability and usage goals through highly responsive troubleshooting and assistance. Standard Support is included in every maintenance plan or subscription license. Premium support options are also available for extended coverage and enhanced service at each touchpoint.

MicroStrategy Consulting

Many companies lack the internal expertise needed to design solutions for managing and optimizing their data stores. MicroStrategy Consultants deliver architecture and implementation services to help customers realize their desired results. With thousands of successful projects delivered to customers worldwide, our consultants apply industry best practices to define, develop, and deliver AI-powered analytics solutions for virtually any business intelligence need.

MicroStrategy Education

To help organizations maximize the adoption and performance of their MicroStrategy solutions, MicroStrategy Education offers free and paid learning options, available worldwide in multiple languages and a variety of formats—both in person and online, live and on-demand.

Sales and Marketing

Licensing Models

MicroStrategy sells its software platform under two pricing models: (i) traditional enterprise software licensing for on premise deployments, and (ii) subscriptions for cloud-based deployments. Enterprise software license terms are often perpetual, but term licenses typically extend for between 12 and 36 months and include standard support and maintenance for the term of the license. Subscriptions for cloud-based deployments typically are for 36 months and include standard support. Premium support services are available with either licensing model for added fees.

Dedicated Sales and Customer Success Teams

We sell our offerings chiefly through our direct sales force, with sales offices throughout the world. We also support customers post-sale through a dedicated Customer Success team that manages the customer lifecycle, from onboarding and training through license renewal and expansion. This separation allows our Sales team to focus on new business development and acquisition, while our Customer Success team focuses on customer experience, satisfaction, and lifetime value.

Strategic Partnerships

We have established strategic partnerships with a wide variety of third-party vendors, including cloud hosting providers (AWS, Microsoft, and Google), system integrators, consulting firms, value added resellers (VARs), managed service providers (MSPs), and independent software vendors (ISVs). These firms resell, support, or extend the MicroStrategy platform for a variety of commercial purposes, and our agreements with them generally provide non-exclusive rights to our software, marketing materials, product training, and direct sales force for field-level assistance.

We make significant financial investments with our channel partners, including technical training, certifications, pre-sales and sales enablement, and co-marketing programs. Through our joint efforts, we believe customers can minimize their risk and maximize the return on their business intelligence projects. Our channel partners allow us to extend sales and service coverage and industry-specific expertise across regions, languages, and business types.

Marketing

Our marketing programs target the following principal audiences:

•
technology and line-of-business executives across large, global enterprises and mid-size organizations;
•
government technology buyers and vendors to the government community;
•
ISVs that want to embed analytics technology in their applications; and
•
system integrators that have technology relationships with large enterprises, governments, and information-intensive businesses.

The channels we use to reach prospective buyers and partners include digital and social media, search and display advertising, industry and hosted events, webinars, email, partner co-marketing activities, and educational forums.

Competition

The analytics market is highly competitive and subject to rapidly changing technology and market conditions. For enterprise analytics, we compete with global ISVs, such as IBM, Microsoft, Oracle, Salesforce, and SAP. Our ability to compete successfully depends on a number of factors within and outside of our control. Some of these factors include software quality, performance and reliability; the quality of our service and support teams; marketing and prospecting effectiveness; the ability to incorporate artificial intelligence and other technically advanced features; and our ability to differentiate our products. Failure to perform in these or other areas may reduce the demand for our offerings and materially adversely affect our revenue from both existing and prospective customers.

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

On July 10, 2023, the European Commission formally adopted an adequacy decision in respect of the EU-U.S. Data Privacy Framework (“DPF”). The DPF provides for safe transfers of personal data from the EU to U.S. companies which have joined the DPF and have agreed to comply with the DPF principles. The DPF replaces the previous EU-U.S. Privacy Shield and contains new U.S. data privacy principles. The DPF will be administered by the U.S. Department of Commerce, which will process applications for certification and monitor whether participating companies continue to meet their certification criteria and the U.S. Federal Trade Commission will enforce compliance with the DPF. Organizations like MicroStrategy that retained their certifications under the previous EU-U.S. Privacy Shield may begin relying on DPF immediately and will be provided with guidance to facilitate transition to DPF. Similar to the SCCs, the requirements under the DPF are subject to change and this transfer mechanism may also be declared invalid (or require us to change our business practices) in the future. In addition, given the uncertainty surrounding the long-term validity of the new DPF, there is some resistance to formal adoption of the DPF as a data transfer mechanism by certain entities, including some of our customers and vendors, which may require us to evaluate alternative means of data transfer or implement significant changes in our data security and protection practices.

As with other issues related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. Following the withdrawal of the UK from the EU, the UK Data Protection Act of 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements GDPR achieved Royal Assent on May 23, 2018, and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The United Kingdom government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. The UK and EEA recently announced that personal data may flow between the EU/EEA and the UK without the need for SCCs. However, in response to concerns expressed primarily about changes to the UK data protection framework and human rights legislation, Europe’s adequacy decision will sunset and require renewal four years after entry.

In addition, on June 8, 2023, the UK and U.S. reached a commitment to establish a UK Extension to the DPF that will create a ‘data bridge’ between the two countries. The UK Government subsequently adopted regulations recognizing the U.S. as providing an adequate level of protection, allowing personal data in the scope of the DPF to be transferred to organizations in the U.S. which participate in the UK Extension to the EU-U.S. DPF beginning on October 12, 2023.

Brazil also enacted the Lei Geral de Proteção de Dados (the “Brazilian General Data Protection Law”), which became effective in August 2020 and imposes requirements largely similar to GDPR on products and services offered to users in Brazil. We may also be subject in China to the Cybersecurity Law that went into effect in June 2017 and a revision of the Personal Information Security Specification that went into effect in October 2020, which have uncertain but broad application and impose a number of new privacy and data security obligations. In the summer of 2021, China passed the Data Security Law of the P.R.C (“DSL”), which came into effect on September 1, 2021. China also passed the Personal Information Protection Law of the P.R.C. (“PIPL”), which came into effect on November 1, 2021. The PIPL resembles GDPR in many aspects but will create new and challenging obligations for companies doing business in China. Under these new regulations, if an entity operating in China violates the law, regulators may order it to take corrective actions, issue warnings, confiscate illegal income, suspend services, revoke operating permits or business licenses, or issue a fine. The fine can be up to ¥50 million or 5 percent of an organization’s annual revenue for the prior financial year. A broad range of other countries continue to explore either new privacy and data security laws or changes to existing laws.

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

In the United States there also are specific state laws that may impact our business activities. For example, the state of California adopted a comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020. We have been and will continue to be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a privacy law, the California Privacy Rights Act (“CPRA”), which amends the CCPA to create privacy rights and obligations in California. More than 12 other states already have passed similar state privacy laws, which already have gone into effect or will go into effect in the future. In addition, the state of Washington passed the My Health My Data Act in 2023 which specifically regulates health information that is not otherwise regulated by the HIPAA rules. Other states have already passed similar laws and other states may do so in the future. All of these privacy laws may impact our business activities and our relationships with business partners, customers and service providers.

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

Employees

As of December 31, 2023, we had a total of 1,934 employees, of whom 642 were based in the United States and 1,292 were based internationally. None of our employees in the United States is represented by a labor union; however, employees of certain of our foreign subsidiaries are members of trade or local unions. For example, in France, our employees are represented by a works council as required by local law. We have not experienced any work stoppages and generally consider our relations with our employees to be good.

The following table summarizes employee headcount as of the dates indicated:

	December 31,	December 31,	December 31,
	2023	2022	2021
Subscription services	100	110	72
Product support	154	183	174
Consulting	399	447	413
Education	13	16	36
Sales and marketing	390	434	470
Research and development	642	688	699
General and administrative	236	274	257
Total headcount	1,934	2,152	2,121

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

Our human capital management objectives are to attract, retain, and develop leading talent to deliver on our business strategies. To accomplish these objectives, we constantly strive to understand the drivers of talent attraction, retention, and sustainable engagement with our employees in each of the geographies in which we operate. As part of this process, we regularly benchmark the benefits we offer our employees against those offered within our industry generally and the local markets in which we operate. During 2023, we continued to expand our equity compensation programs worldwide to provide our employees with greater opportunities to share in any appreciation of our class A common stock. In addition, we pride ourselves on preparing a highly skilled workforce through technical boot camps, regular training workshops, and a variety of other learning experiences. Our initiative-driven teams work with a modern technology stack, and they meet and learn from some of the most experienced innovators in their field. Through these efforts we seek to create an environment in which our employees can flourish, respond quickly to client demand and enhance their connections with colleagues and towards the communities they are a part of globally.

Available Information

Our website is located at www.microstrategy.com. We make available free of charge, on or through the Investor Relations section of our website (http://ir.microstrategy.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such reports with the SEC. Information found on our website is not part of this Annual Report or any other report filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file or furnish electronically with the SEC at www.sec.gov.

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
•
changes in our operating expenses;
•
the impact of war, terrorism, infectious diseases (such as COVID-19), natural disasters and other global events, and government responses to such events, on the global economy and on our customers, suppliers, employees, and business;
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

We may not be able to achieve profitability in future periods

We generated net income for the fiscal year ended December 31, 2023, due in part to a $553.6 million tax benefit generated primarily from the release of the valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings (attributable to the increase in market value of bitcoin as of December 31, 2023 compared to December 31, 2022) and a $44.7 million gain on debt extinguishment resulting from the repayment of the 2025 Secured Term Loan, however, we may not be able to achieve profitability in future periods. If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur additional significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of December 31, 2023, we had $757.6 million of deferred tax assets, which reflects a $1.4 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. During 2023, the value of bitcoin increased substantially which allowed us to release the valuation allowance recorded against the bitcoin holding; however, if the market value of bitcoin at a future reporting date is less than the average cost basis of our bitcoin holdings at such reporting date, we may be required to establish a valuation allowance against our U.S. deferred tax assets. Additionally, if we do not achieve profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. Subject to the release and content of the final regulations by the IRS with respect to the application of the minimum tax and treatment of unrealized fair value gains, upon our adoption of Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), we could become subject to the alternative minimum tax if, for example, we experience significant unrealized gains on our bitcoin holdings. If we become subject to these new taxes under the IRA for these or any other reasons, it could materially affect our financial results, including our earnings and cash flow, and our financial condition.

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

Risks Related to Our Bitcoin Acquisition Strategy and Holdings

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $20,000 per bitcoin and above $50,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Annual Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

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

Our bitcoin acquisition strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our bitcoin acquisition strategy. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin acquisition strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our class A common stock would be materially adversely impacted.

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

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts. While we currently own bitcoin directly and through our wholly owned subsidiaries, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change.

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure in-scope crypto assets (including our bitcoin holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Early adoption is permitted in any interim or annual period for which our financial statements have not been issued as of the beginning of the annual reporting period. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet, and could have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our class A common stock. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of our historical financial statements, our future results will not be comparable to results from periods prior to our adoption of the guidance.

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

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our class A common stock

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our class A common stock. Our financial results and the market price of our class A common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, including during 2022), including as a result of:

•
decreased user and investor confidence in bitcoin, including due to the various factors described herein;
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection, such as FTX, which in September 2023 received approval to sell up to $3 billion worth of digital assets, including bitcoin, and the transfer and sale of bitcoins associated with the hacked cryptocurrency exchange Mt. Gox, and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin ETPs;
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
•
the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
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

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example:

•
On March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. CBDC. A number of reports issued pursuant to the executive order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.
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
•
The European Union’s Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin, became effective in June 2023, with various requirements phasing into effect through 2024. MiCA also requires the European Commission (i) to provide a report on the environmental impact of crypto-assets and (ii) based upon such report, introduce mandatory minimum sustainability standards for consensus mechanisms, including the proof-of-work consensus mechanisms on which the Bitcoin blockchain is based.
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
•
In the United Kingdom, on June 29, 2023, the Financial Services and Markets Act 2023 (“FSMA 2023”) became law. FSMA 2023 (i) clarifies that “cryptoassets” are subject to the regulated activities and financial promotion orders and (ii) establishes that digital assets firms, including exchanges and custodians, operating in or providing services to the United Kingdom carrying out certain activities involving “cryptoassets” are performing a regulated activity that needs to be authorized by the Financial Conduct Authority and may also be subject to oversight from the Bank of England. Several additional pieces of proposed legislation in the United Kingdom, including The Public Offers and Admissions to Trading Regulations 2023, may

subject “cryptoassets” to further regulation. FSMA 2023 gave the UK Treasury powers to create financial market infrastructure sandboxes. The legislative framework for the UK’s Digital Securities Sandbox will take effect in January 2024.
•
On November 20, 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency. The SEC’s complaint also alleges that Kraken’s business practices, deficient internal controls, and poor recordkeeping practices present a range of risks for its customers.
•
On November 21, 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States. Binance Holdings Ltd. also acknowledged that it willfully operated an unlicensed money transmitting business, pleaded guilty to criminal charges of not having adequate anti-money laundering protocols in place and committed violations of the International Emergency Economic Powers Act, and its then chief executive officer pleaded guilty to failing to maintain an effective anti-money laundering program and resigned as chief executive officer of Binance. This settlement does not include any settlement of the SEC’s complaint against Binance referenced above.
•
In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our class A common stock.

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

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services provides to access to banking services, including (i) the issuance of the February 23, 2023 “Interagency Liquidity Risk Statement” by the Federal banking agencies cautioning banks on contagion risks posed by providing services to digital assets customers, (ii) the Federal Reserve Board’s denial of Custodia Bank’s application of a Federal Reserve account, and (iii) the inclusion of crypto-related divestiture conditions in recent merger transaction approvals. Additionally, in August 2023, the Federal Reserve established a Novel Activities Supervision Program to enhance the supervision of novel activities conducted by banking organizations supervised by the Federal Reserve. The program will focus on novel activities related to crypto-assets, distributed ledger technology, and complex, technology-driven partnerships with nonbanks to deliver financial services to customers. Liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. As explained more fully in Note 2(g) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2023, we determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market for bitcoin). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of our bitcoin assets are impaired. In determining if an impairment has occurred, we consider the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. If the carrying value of a bitcoin exceeds that lowest price at any time during the quarter, an impairment loss is deemed to have occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of bitcoin will not affect the carrying value of our bitcoin. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculate the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale.

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

In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Early adoption is permitted in any interim or annual period for which our financial statements have not been issued as of the beginning of the annual reporting period. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to increase the volatility of our financial results and significantly affect the carrying value of our bitcoin on our balance sheet. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of prior period, our future results will not be comparable to results from periods prior to our adoption of the guidance.

At December 31, 2023, we carried $3.626 billion of digital assets on our balance sheet, consisting of approximately 189,150 bitcoins and reflecting $2.269 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $46.8 million in cash and cash equivalents, compared to a carrying value of $1.840 billion of digital assets, consisting of approximately 132,500 bitcoins, and $43.8 million in cash and cash equivalents at December 31, 2022. Digital asset impairment losses, net of gains on sale, of $1.286 billion incurred during the year ended December 31, 2022 represented 76.9% of our operating expenses for such year, contributing to our net loss of $1.470 billion for the year ended December 31, 2022.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU 2023-08 will apply, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

The availability of spot bitcoin ETPs may adversely affect the market price of our class A common stock

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to bitcoin through traditional investment channels, and instead generally were only able to hold bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value (“NAV”), possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. On January 11, 2024, and in the subsequent days following the SEC’s approval of the listing and trading of spot bitcoin ETPs, the trading price of our shares of class A common stock declined significantly relative to the value of our bitcoin. To the extent investors view our class A common stock as providing exposure to bitcoin, it is possible that the value of our class A common stock may also have included a premium over the value of our bitcoin due to the prior scarcity of traditional investment vehicles providing investment exposure to bitcoin, and that the value declined due to investors now having a greater range of options to gain exposure to bitcoin and investors choosing to gain such exposure through ETPs rather than our class A common stock.

Although we are an operating company, and we believe we offer a different value proposition than a passive bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our class A common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our class A common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of Class A common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable spot bitcoin ETPs to continuously align the value of their shares to the price of the underlying bitcoin they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily NAV. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our class A common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures ETFs and leveraged bitcoin futures ETFs, any premium or discount in our class A common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot bitcoin ETPs on U.S. national securities exchanges could have a material adverse effect on the market price of our class A common stock.

Our bitcoin acquisition strategy subjects us to enhanced regulatory oversight

As noted above, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at NAV. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

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

As of February 14, 2024, approximately 16,931 bitcoins serve as part of the collateral securing our 2028 Secured Notes and we may consider issuing additional debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. As the price of our class A common stock is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our class A common stock.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of February 14, 2024, we held approximately 190,000 bitcoins that were acquired at an aggregate purchase price of $5.933 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. The price of bitcoin experienced a significant decline in 2022, and this had, and any future significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business

As a result of our bitcoin acquisition strategy, the majority of our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of December 31, 2023, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S.

treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of December 31, 2023, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

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

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents

In September 2020, we adopted bitcoin as our primary treasury reserve asset. Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for bitcoin) has, to date, not done so. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Bitcoin blockchain ecosystem or in the use of the Bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we hold, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

As of December 31, 2023, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our class A common stock

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to substantially change the manner in which we conduct our business.

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

Our primary counterparty risk with respect to our bitcoin is custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

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

Risks Related to Our Enterprise Analytics Software Business Strategy

We depend on revenue from a single software platform and related services as well as revenue from our installed customer base

Our revenue is derived from sales of our analytics software platform and related services. Although demand for analytics software has continued to grow, the market for analytics offerings continues to evolve. Resistance from consumer and privacy groups to commercial collection, use, and sharing of personal data has grown in recent years and our customers, potential customers, or the general public may perceive that use of our analytics software could violate individual privacy rights. In addition, increasing government restrictions on the collection, use, and transfer of personal data could impair the further growth of the market for analytics software, especially in foreign markets. Because we depend on revenue from a single software platform and related services, our business could be harmed by a decline in demand for, or in the adoption or prices of, our platform and related services as a result of, among other factors, any change in our pricing or packaging model, increased competition, maturation in the markets for our platform, or other risks described in this Annual Report. In addition, the adoption of our bitcoin acquisition strategy and the increase in our indebtedness has caused and may in the future cause certain of our existing or prospective customers to form negative perceptions regarding our corporate risk profile or our financial viability as a commercial counterparty, and such negative perceptions could negatively impact sales of our analytics software platform and related services to current or prospective customers. Such risks can also be exacerbated if the price of bitcoin declines or due to adverse developments in the digital assets industry including, for example, the high-profile filings for bankruptcy protection by companies operating in that industry, such as the recent bankruptcy filings by Three Arrows Capital, Voyager Digital, BlockFi and FTX Trading, and the SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken. We also depend on our installed customer base for a substantial portion of our revenue. If our existing customers cancel or fail to renew their service contracts or fail to make additional purchases from us for any reason, including due to the risks inherent in our bitcoin acquisition strategy, our revenue could decrease and our operating results could be materially adversely affected.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings. For the year ended December 31, 2023, transactions by channel partners for which we recognized revenue accounted for 27.2% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships. Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings. If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $236.7 million as of December 31, 2023. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $103.0 million of other remaining performance obligations as of December 31, 2023, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the year ended December 31, 2023, our top three product licenses transactions with recognized revenue totaled $8.9 million, or 11.8% of total product licenses revenues, compared to $13.1 million, or 15.1% of total product licenses revenues, for the year ended December 31, 2022.

Our offerings face intense competition, which may lead to lower prices for our offerings, reduced gross margins, loss of market share, and reduced revenue

The analytics market is highly competitive and subject to rapidly changing technology and market conditions. For enterprise analytics, we compete with global ISVs, such as IBM, Microsoft, Oracle, Salesforce, and SAP. Our ability to compete successfully depends on a number of factors within and outside of our control. Some of these factors include software quality, performance and reliability; the quality of our service and support teams; marketing and prospecting effectiveness, the ability to incorporate artificial intelligence (“AI”) and other technically advanced features; and our ability to differentiate our products. Failure to perform in these or other areas may reduce the demand for our offerings and materially adversely affect our revenue from both existing and prospective customers.

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

Risks Related to Our Technology and Intellectual Property

If we are unable to develop and release new software product offerings or enhancements to our existing offerings in a timely and cost-effective manner, our business, operating results, and financial condition could be materially adversely affected

The software market is characterized by frequent new offerings and enhancements in response to rapid technological change, new customer requirements, and evolving industry standards. The introduction of new or enhanced offerings can quickly make existing ones obsolete. We believe our future success depends largely on our ability to continue to rapidly develop new and innovative product offerings and enhancements to our existing offerings that achieve market acceptance, maintain and improve our current offerings, support popular operating systems and databases, maintain technological competitiveness, and meet an expanding range of customer requirements.

Analytics applications, and applications that leverage the Bitcoin blockchain and Lighting Network, can be complex, and research and development for these types of applications can be costly and time consuming. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available or because of concerns regarding the complexity of migration or performance issues related to new offerings. We cannot be sure that we will succeed in developing, marketing, and delivering, on a timely and cost-effective basis, new or enhanced offerings that will achieve market acceptance. Moreover, even if our new offerings achieve market acceptance, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue. This could result in a temporary or permanent revenue shortfall and materially adversely affect our business, operating results, and financial condition.

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

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 42.7%, 41.0%, and 44.7% of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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

Procurement. Contracting with public sector customers is highly competitive and can be time-consuming and expensive, requiring us to incur significant up-front time and expense without any assurance that we will win a contract. Further, even if we win a contract, it may be placed on hold, or reversed, due to a post-award protest.

Budgetary Constraints and Cycles. Public sector funding reductions or delays adversely impact demand and payment for our offerings.

Termination of Contracts. Public sector customers often have contractual or other legal rights to terminate contracts for convenience or due to a default. If a contract is terminated for the customer’s convenience, we may only be able to collect fees for software or services delivered prior to termination and settlement expenses. If a contract is terminated due to our default, we may not recover even those amounts, and we may be liable for excess costs incurred by the customer for procuring alternative software or services.

Compliance with Government Contracting Requirements. Government contractors are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typical for commercial contracts. These may include rights regarding price protection, the accuracy of information provided to the government, contractor compliance with socio-economic policies, and other terms unique to government contracts. Governments and government agencies routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties or administrative sanctions, including contract termination, forfeiture of profits, fines, treble damages, and suspensions or debarment from future government business and we may suffer harm to our reputation.

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

Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, localization, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations, contractual obligations, or applicable privacy policies, could materially adversely affect our business

Aspects of our business involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies, contractual obligations, and U.S. and foreign laws, regulations, and directives relating to privacy and data protection. We store a substantial amount of customer and employee data, including personal data, on our networks and other systems and the cloud environments we manage. In addition, the types of data subject to protection as personal data in the European Union, China, the United States, and elsewhere have been expanding. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, biometric, genetic, financial services, and children’s data, precise location data, and data regarding a person’s race or ethnic origins, political opinions, or religious beliefs. For example, in the United States, protected health information is subject to HIPAA, which can provide for civil and criminal penalties for noncompliance. Entities (such as us) that engage in creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are subject to enforcement under HIPAA. Our access to protected health information triggers obligations to comply with certain privacy rules and data security requirements under HIPAA.

In addition to potential enforcement by the United States Department of Health and Human Services for potential HIPAA violations, we are also potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on certain activities related to the processing of sensitive data, including the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. We face risks of similar enforcement from State Attorneys General and, potentially, other regulatory agencies.

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

Various U.S. and foreign government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business. In the European Union, GDPR took effect in May 2018. GDPR establishes requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to €20,000,000 or 4% of global annual revenue, whichever is higher, and establishes a private right of action. Furthermore, a new ePrivacy Regulation, regulating electronic communications, was proposed in 2017 and is under consideration by the European Commission, the European Parliament, and the European Council. In July 2020, the CJEU invalidated the U.S.-EU Privacy Shield, which provided a mechanism to lawfully transfer personal data from the European Union to the United States and certain other countries. In the wake of the invalidation of the U.S.-EU Privacy Shield, we transitioned to reliance on SCCs to lawfully transfer certain personal data from the European Union to the United States. The CJEU decision also drew into question the long-term viability of the SCCs for transfers of personal data from the EU and European Economic Area to the U.S. As a result, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy

Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. and will also provide support for the use of standard contractual clauses. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but they may also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally. Because the rules involving this data transfer mechanism are also undergoing revision and this transfer mechanism may also be declared invalid (or require us to change our business practices) in the future, these developments may require us to provide an alternative means of data transfer. In addition, the required terms for contracts containing SCCs along with recommended supplemental provisions are changing and may require us to assume additional obligations, otherwise inhibit or restrict our ability to undertake certain activities, or incur additional costs related to data protection.

In addition, in June 2021, the EDPB issued the EDPB Recommendations. The new SCCs were required to be in place for new transfers of personal data as of September 27, 2021 and to replace those being used for existing transfers of personal data by December 27, 2022. The new SCCs place obligations on us in relation to government authorities’ access requests in respect of personal data transferred under the SCCs, and other obligations to bring the SCCs in line with the requirements of the GDPR. The EDPB Recommendations are designed to be read in tandem with the new SCCs and set out new requirements for organizations to assess third countries and identify appropriate supplementary data protection and security measures to be implemented on a case-by-case basis where needed.

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

Similar requirements are also coming into force in other countries. Brazil enacted the Brazilian General Data Protection Law, which became effective in August 2020 and imposes requirements largely similar to GDPR on products and services offered to users in Brazil. In China, we may also be subject to the Cybersecurity Law that went into effect in June 2017 and the revision of the Personal Information Security Specification that went into effect in October 2020, which have broad but uncertain application and impose a number of new privacy and data security obligations. China also adopted new legislation on the protection of privacy and personal data in November 2021, including the PIPL and Data Security Law that impose new data processing obligations on us. Under these new regulations, if an entity operating in China violates the law, regulators may order it to take corrective actions, issue warnings, confiscate illegal income, suspend services, revoke operating permits or business licenses, or issue a fine. The fine can be up to ¥50 million or 5 percent of an organization’s annual revenue for the prior financial year.

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

State privacy laws in the United States also may impact our business operations. The state of California has adopted a comprehensive privacy law, the CCPA, which took effect in January 2020 and became enforceable in July 2020. We have been required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a privacy law, the CPRA, which amends the CCPA to create additional privacy rights and obligations in California, and went into effect on January 1, 2023. Numerous other states have passed laws similar to the CCPA, which will go into effect in 2023 and beyond. More states may follow. These laws may impose additional costs and obligations on us. Similarly, in March 2022, the U.S. federal government also passed the Cyber Incident Reporting for Critical Infrastructure Act of 2022, which will require companies deemed to be part of U.S. critical infrastructure to report any substantial cybersecurity incidents or ransom payments to the federal government within 72 and 24 hours, respectively. The implementing regulations are not expected for another two-to-three years. The Securities and Exchange Commission also has issued new regulations related to cybersecurity that may require additional reporting and other compliance obligations, as well as creating additional risks related to public notifications concerning cyber incidents.

Furthermore, the U.S. Congress is considering comprehensive privacy legislation. At this time, it is unclear whether Congress will pass such a law and if so, when and what it will require and prohibit. Moreover, it is not clear whether any such legislation would give the FTC any new authority to impose civil penalties for violations of the Federal Trade Commission Act in the first instance, whether Congress will grant the FTC rulemaking authority over privacy and information security, or whether Congress will vest some or all privacy and data security regulatory authority and enforcement power in a new agency, akin to EU data protection authorities.

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

Any security breach, ransomware attack, or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt our normal business operations, require us to spend material resources to investigate or correct the breach, require us to notify affected customers or individuals and/or applicable regulators and others, provide identity theft protection services to individuals, expose us to legal liabilities, including litigation, regulatory enforcement actions, and indemnity obligations, and materially adversely affect our revenues and operating results. Our software operates in conjunction with and is dependent on third-party products and components across a broad ecosystem. If there is a security vulnerability in one of these products or components, and if there is a security exploit targeting it, we could face increased costs, liability claims, customer dissatisfaction, reduced revenue, or harm to our reputation or competitive position. Our insurance policies may not be adequate to compensate us for the potential losses arising from any cybersecurity breach or incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business and results of operations

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in recent periods, which have been characterized by restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bank failures, bankruptcies and overall uncertainty with respect to the economy. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, including the conflicts in Ukraine and the Middle East, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our software and service offerings; have delayed and may delay customer purchasing decisions; have reduced and may in the future reduce the value and duration of customer subscription contracts; and we expect these conditions will adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $769.88 as of February 14, 2024. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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
•
investor perception of our Company, including as compared to investment vehicles that are designed to track the price of bitcoin, such as spot bitcoin ETPs;

•
announcements by our competitors of their earnings that are not in line with analyst expectations;
•
the volume of shares of our class A common stock available for public sale;
•
sales or purchases of stock by us or by our stockholders and issuances of awards under our equity incentive plan; and
•
general economic conditions and slow or negative growth of related markets, including as a result of war, terrorism, infectious diseases (such as COVID-19), natural disasters and other global events, and government responses to such events.

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 1, 2024, there are 1,964,025 shares of class B common stock outstanding, which accounts for approximately 56.7% of the total voting power of our outstanding common stock. As of February 1, 2024, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 1,961,668 shares of class B common stock, or 56.6% of the total voting power. Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments or other convertible securities could depress the price of our class A common stock

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, since January 1, 2023, we have sold $2.029 billion of shares of class A common stock through at-the-market equity offering programs, and we may sell class A common stock having an aggregate offering price of up to an additional $137.8 million from time to time, through Cowen and Company LLC, Canaccord Genuity LLC, and BTIG, LLC, as agents (the “November 2023 Sales Agents”) under the November 2023 Sales Agreement described in Note 13, At-the-Market Equity Offerings, to our Consolidated Financial Statements. We cannot predict:

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of December 31, 2023, we had $2.210 billion aggregate indebtedness, consisting of $650.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”), $1.05 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”, and collectively with the 2025 Convertible Notes, the “Convertible Notes”), $500.0 million aggregate principal amount of 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), and $10.3 million of other long-term indebtedness.

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

Upon the occurrence of an event of default under any of MicroStrategy’s indebtedness, the holders of the defaulted indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest and, in the case of our 2028 Secured Notes, enforce their security interests on substantially all of MicroStrategy’s assets and the assets of our subsidiary guarantors, but excluding bitcoins that are currently owned by MacroStrategy LLC, a wholly-owned subsidiary of MicroStrategy Incorporated, (“MacroStrategy”), or acquired by MacroStrategy in future periods in transactions permitted by the terms of the 2028 Secured Notes. Any of these events could in turn result in cross-defaults under our other indebtedness. We may not have sufficient funds available to pay the amounts due upon any such default, particularly in the event that there has been a decrease in the market value of our bitcoin holdings, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all. Any financing that we may undertake under such circumstances could result in substantial dilution of our existing stockholders, and in the absence of being able to obtain such financing, we could be forced into bankruptcy or liquidation.

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

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the 2028 Secured Notes, the Convertible Notes, and our other long-term indebtedness. Our wholly-owned subsidiary, MacroStrategy, which holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes, the bitcoin that MacroStrategy acquired using the proceeds from the 2025 Secured Term Loan, and the bitcoin that MacroStrategy acquired from the proceeds of the sale of our class A shares pursuant to the sales agreements with various sales agents, is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs under such indebtedness. MacroStrategy holds approximately 173,069 bitcoins that, as of December 31, 2023, had a carrying value of $3.363 billion on our Consolidated Balance Sheet, representing 70.6% of our consolidated total assets at such date. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As part of our cybersecurity risk management framework, we have implemented comprehensive Corporate Incident Response Plans (IRPs) and other policies and procedures designed to ensure the assessment, identification, and management of material risks from cybersecurity threats, and to facilitate timely disclosure of material cybersecurity incidents in accordance with SEC rules. Our policies provide for cybersecurity awareness training for employees and engagement in due diligence processes in accordance with industry best practices for third-party vendors, including those handling critical services or sensitive data on our behalf. Our policies also provide for regular, senior management-led table-top exercises simulating cyberattack scenarios to ensure preparedness and response agility. We undertake an annual review of our policies to help ensure their effectiveness and relevance in light of evolving cybersecurity threats. Additionally, we maintain cyber insurance to help cover costs associated with the occurrence of certain cybersecurity events. We do not currently engage any other third parties as part of our cybersecurity risk management framework, but we do use third party services and products in the ordinary course with respect to certain common cybersecurity threats.

Our IRPs, which are tailored to address potential cybersecurity threats in both our product and corporate infrastructure technology environments, are designed to provide a comprehensive, structured response to cybersecurity incidents, and apply to all MicroStrategy personnel, including employees, directors, temporary staff, and contractors. In accordance with our IRPs, we train our personnel to report any cybersecurity incidents to our Information Security Team (IST). Upon identification of a cybersecurity incident, the IRPs mandate that the IST conduct an immediate evaluation and assign a severity rating to the incident and, depending on the severity, report the incident to our Chief Information Security Officer (CISO). Based on the severity of the incident, a Security Incident Response Team (SIRT), the members of which include our Chief Information Officer (CIO), the CISO, and personnel from various departments, including legal, is convened. The SIRT, with assistance from the IST, is tasked with executing a timely and effective response to the incident, and SIRT members are assigned specific roles and responsibilities, including assessment of the incident's materiality for disclosure purposes.

Our CIO and CISO oversee our cybersecurity preparedness. Our CIO has over 25 years of experience in the technology sector, including specifically in the cybersecurity industry, and held various leadership positions prior to joining MicroStrategy in 2018. Our CISO, who joined MicroStrategy as CISO in 2021, has over 20 years of experience with cybersecurity and privacy, and has experience with IT infrastructure technologies, including cloud, network, server, endpoint, and mobile technologies. Our CISO holds a master’s degree in computer science and multiple industry-recognized cybersecurity certifications. The IST operates under our CISO’s leadership, who in turn reports to our CIO.

We administer our cybersecurity risk management framework separately from our other risk management systems and processes, under the direct oversight of our board of directors and senior management. MicroStrategy's management, including our CIO and CISO, provides the board of directors with regular updates on cybersecurity incidents and emerging threats. The board actively engages with management on the development and implementation of cybersecurity policies and practices, offering insights and guidance. Board members with significant experience in software technology, such as Michael J. Saylor and Leslie J. Rechan, each with over 30 years of software industry experience, and Phong Le, our Chief Executive Officer, contribute their expertise to our cybersecurity risk management.

Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our third-party vendors, through various means, such as hacking, social engineering, phishing, and fraud. However, such incidents have not materially affected, nor are they reasonably likely to materially affect, our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors – Risks Related to Our Bitcoin Acquisition Strategy and Holdings – If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected” and “Item 1A. Risk Factors – Risks Related to Our Operations – If we or our third-party service providers experience a disruption due to a cybersecurity attack or security breach and unauthorized parties obtain access to our customers’, prospects’, vendors’, or channel partners’ data, our data, our networks or other systems, or the cloud environments we manage, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected.”

Item 2. Properties

As of December 31, 2023, we leased approximately 190,000 square feet of office space at a location in Northern Virginia that serves as our corporate headquarters. This lease provides for certain tenant allowances and incentives and will expire in December 2030. In December 2020, we exercised an option to early terminate approximately 24,000 square feet of space at our corporate headquarters at the beginning of January 2022.

In addition, we utilize offices in U.S. and foreign locations for our services and support, sales and marketing, research and development, and administrative personnel. As of December 31, 2023, we utilized approximately 23,000 square feet of office and other space in the United States, in addition to our corporate headquarters, and approximately 97,000 square feet of office space in various foreign locations.

Item 3. Legal Proceedings

We are involved in various legal proceedings arising in the normal course of business, including the matter referred to below. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

The information required by this Item is provided under the subheading “False Claims Act Matter” in section (b) of Note 9, Commitments and Contingencies to our Consolidated Financial Statements and incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is traded on the Nasdaq Global Select Market under the symbol “MSTR.” There is no established public trading market for our class B common stock. As of February 1, 2024, there were approximately 958 stockholders of record of our class A common stock and two stockholders of record of our class B common stock.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our class A common stock from December 31, 2018 (the last trading day before the beginning of our fifth preceding fiscal year) to December 29, 2023 (the last trading day of the fiscal year ended December 31, 2023) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Composite Index”) and (ii) the Nasdaq Computer Index. The graph assumes the investment of $100.00 on December 31, 2018 in our class A common stock, the Nasdaq Composite Index, and the Nasdaq Computer Index, and assumes that any dividends are reinvested. Measurement points are December 31, 2018, December 31, 2019, December 31, 2020, December 31, 2021, December 30, 2022, and December 29, 2023.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023
MicroStrategy Incorporated	$100.00	$111.63	$304.07	$426.05	$110.76	$494.10
Nasdaq Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Nasdaq Computer Index	$100.00	$151.95	$227.90	$314.18	$201.78	$335.90

NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.

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

Management’s Discussion and Analysis for the Year Ended December 31, 2021

Management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021, including comparison of our results for the years ended December 31, 2022 and 2021, is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Overview

MicroStrategy® recently announced that it considers itself the world’s first Bitcoin development company. We are a publicly-traded operating company committed to the continued development of the Bitcoin network through our activities in the financial markets, advocacy and technology innovation. As an operating business, we are able to use cash flows as well as proceeds from equity and debt financings to accumulate bitcoin, which serves as our primary treasury reserve asset. We also develop and provide industry-leading AI-powered enterprise analytics software that promotes our vision of Intelligence Everywhere™, and are using our software development capabilities to develop bitcoin applications. Our software business, which we have operated for over 30 years, is our predominant operational focus, providing cash flows and enabling us to pursue our bitcoin strategy. We believe that the combination of our operating structure, bitcoin strategy and focus on technology innovation differentiates us in the digital assets industry.

Bitcoin Strategy

Our bitcoin strategy includes (i) acquiring bitcoin using cash flows from operations and proceeds from equity and debt financings, (ii) developing product innovations that leverage Bitcoin blockchain technology, and (iii) periodically engaging in advocacy and educational activities regarding the continued acceptance and value of bitcoin as an open, secure protocol for an internet-native digital asset and the Lightning Network.

Enterprise Analytics Software Strategy

MicroStrategy is a pioneer in AI-powered business intelligence (BI), and a global leader in enterprise analytics solutions. We provide software and services designed to turn complex, chaotic data environments into rich, reliable, and convenient information feeds for our customers. Our vision is to make every worker a domain expert by delivering Intelligence Everywhere™.

Our cloud-native flagship, MicroStrategy ONE™, powers some of the largest analytics deployments in the world for customers spanning a wide range of industries, including retail, banking, technology, manufacturing, insurance, consulting, healthcare, telecommunications, and the public sector.

Integral to the MicroStrategy ONE platform are Generative AI capabilities that are designed to automate and accelerate the deployment of AI-enabled applications across our customers’ enterprises. By making advanced analytics accessible through conversational AI, MicroStrategy ONE provides non-technical users with the ability to directly access novel and actionable insights for decision-making.

The analytics market is highly competitive and subject to rapidly changing technology and market conditions. Our ability to compete successfully depends on a number of factors within and outside of our control. Some of these factors include software quality, performance and reliability; the quality of our service and support teams; marketing and prospecting effectiveness, the ability to incorporate artificial intelligence and other technically advanced features; and our ability to differentiate our products.

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

Our Bitcoin Acquisition Strategy

Our bitcoin acquisition strategy generally involves acquiring bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. We view our bitcoin holdings as long-term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional bitcoin. This overall strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes, including to generate cash for treasury management (which may include debt repayment), or in connection with strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our bitcoin holdings, and (iii) consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

Under our Treasury Reserve Policy, our treasury reserve assets consist of:

•
Cash Assets held by us that exceed working capital requirements; and
•
bitcoin held by us, with bitcoin serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.

During 2022 and 2023, we used proceeds from various capital raising transactions to purchase bitcoin. As of December 31, 2023, we held an aggregate of approximately 189,150 bitcoins, with 16,081 bitcoins held directly by MicroStrategy Incorporated and 173,069 bitcoins held by MacroStrategy. As of December 31, 2023, all of the approximately 16,081 bitcoins held directly by MicroStrategy Incorporated, which had a market value of $683.9 million based on the $42,531.41 market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on December 31, 2023, are held in a separate custodial account from those held by MacroStrategy and serve as part of the collateral securing the 2028 Secured Notes. See below for further disclosure surrounding market value calculations of our bitcoin.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, sales, and digital asset impairment losses within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held (Disposed)	Approximate Average Purchase or Sale Price Per Bitcoin
Balance at December 31, 2021		$3,751,529	$(901,319)	$2,850,210	124,391	$30,159
Digital asset purchases	(a)	287,921		287,921	8,813	32,670
Digital asset impairment losses			(1,287,213)	(1,287,213)
Digital asset sales *		(46,260)	35,370	(10,890)	(704)	16,786
Balance at December 31, 2022		$3,993,190	$(2,153,162)	$1,840,028	132,500	$30,137
Digital asset purchases	(b)	1,902,299		1,902,299	56,650	33,580
Digital asset impairment losses			(115,851)	(115,851)
Balance at December 31, 2023		$5,895,489	$(2,269,013)	$3,626,476	189,150	$31,168

* During 2022, we sold approximately 704 bitcoins having an original cost basis of $46.3 million and cumulative digital asset impairment losses of $35.4 million, resulting in a carrying value of $10.9 million at the time of sale. The approximately 704 bitcoins were sold for cash proceeds of $11.8 million, net of fees and expenses, resulting in gains on sale of $0.9 million.

(a)
During 2022, we purchased bitcoin using $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan, $44.6 million of the net proceeds from our sale of class A common stock under an at-the-market equity offering program, $11.8 million in proceeds from sales of bitcoin, and Excess Cash.
(b)
During 2023, we purchased bitcoin using $1.864 billion of the net proceeds from our sale of class A common stock under at-the-market equity offering programs, and Excess Cash.

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

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective year, as further defined below:

	Approximate Number of Bitcoins Held at End of Year	Lowest Market Price Per Bitcoin During Year (a)	Market Value of Bitcoin Held at End of Year Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Year (c)	Market Value of Bitcoin Held at End of Year Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Year (e)	Market Value of Bitcoin Held at End of Year Using Ending Market Price (in thousands) (f)
December 31, 2021	124,391	$27,678.00	$3,442,894	$69,000.00	$8,582,979	$45,879.97	$5,707,055
December 31, 2022	132,500	$15,460.00	$2,048,450	$48,240.00	$6,391,800	$16,556.32	$2,193,712
December 31, 2023	189,150	$16,490.00	$3,119,084	$45,000.00	$8,511,750	$42,531.41	$8,044,816
(a)
The “Lowest Market Price Per Bitcoin During Year” represents the lowest market price for one bitcoin reported on the Coinbase exchange during the respective year, without regard to when we purchased any of our bitcoin.
(b)
The “Market Value of Bitcoin Held Using Lowest Market Price” represents a mathematical calculation consisting of the lowest market price for one bitcoin reported on the Coinbase exchange during the respective year multiplied by the number of bitcoins held by us at the end of the applicable year.
(c)
The “Highest Market Price Per Bitcoin During Year” represents the highest market price for one bitcoin reported on the Coinbase exchange during the respective year, without regard to when we purchased any of our bitcoin.
(d)
The “Market Value of Bitcoin Held Using Highest Market Price” represents a mathematical calculation consisting of the highest market price for one bitcoin reported on the Coinbase exchange during the respective year multiplied by the number of bitcoins held by us at the end of the applicable year.
(e)
The “Market Price Per Bitcoin at End of Year” represents the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective year.
(f)
The “Market Value of Bitcoin Held at End of Year Using Ending Market Price” represents a mathematical calculation consisting of the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective year multiplied by the number of bitcoins held by us at the end of the applicable year.

The amounts reported as “Market Value” in the above table represent only a mathematical calculation consisting of the price for one bitcoin reported on the Coinbase exchange (our principal market) in each scenario defined above multiplied by the number of bitcoins held by us at the end of the applicable year. Bitcoin and bitcoin markets may be subject to manipulation and the spot price of bitcoin may be subject to fraud and manipulation. Accordingly, the Market Value amounts reported above may not accurately represent fair market value, and the actual fair market value of our bitcoin may be different from such amounts and such deviation may be material. Moreover, (i) the bitcoin market historically has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network and (ii) we may not be able to sell our bitcoins at the Market Value amounts indicated above, at the market price as reported on the Coinbase exchange (our principal market) on the date of sale, or at all.

Our digital asset impairment losses, net of gains on sale, have significantly contributed to our operating expenses. During 2023, digital asset impairment losses of $115.9 million represented 23.1% of our operating expenses, compared to digital asset impairment losses, net of gains on sale, of $1.286 billion during 2022, representing 76.9% of our operating expenses and contributing to our net loss of $1.470 billion for 2022.

As of February 14, 2024, we held approximately 190,000 bitcoins that were acquired at an aggregate purchase price of $5.933 billion and an average purchase price of approximately $31,224 per bitcoin, inclusive of fees and expenses. As of February 14, 2024, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $51,744.68.

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Revenues
Product licenses	$75,351	$86,498
Subscription services	81,179	60,746
Total product licenses and subscription services	156,530	147,244
Product support	263,888	266,521
Other services	75,843	85,499
Total revenues	496,261	499,264
Cost of revenues
Product licenses	1,929	1,672
Subscription services	31,776	24,770
Total product licenses and subscription services	33,705	26,442
Product support	22,434	21,264
Other services	53,805	55,283
Total cost of revenues	109,944	102,989
Gross profit	386,317	396,275
Operating expenses
Sales and marketing	149,671	146,882
Research and development	120,530	127,428
General and administrative	115,312	111,421
Digital asset impairment losses (gains on sale), net	115,851	1,286,286
Total operating expenses	501,364	1,672,017
Loss from operations	$(115,047)	$(1,275,742)

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

Share-based Compensation Expense

As discussed in Note 11, Share-based Compensation, to the Consolidated Financial Statements, under our 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) and 2023 Equity Incentive Plan (the “2023 Equity Plan”, and together with the 2013 Equity Plan, the “Stock Incentive Plans”), we have awarded stock options to purchase shares of our class A common stock, restricted stock units, performance stock units, and certain other stock-based awards. Each restricted stock unit and performance stock unit represents a contingent right to receive a share of our class A common stock upon the satisfaction of applicable vesting requirements. We also provide opportunities for eligible employees to purchase shares of our class A common stock under our 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Share-based compensation expense (in thousands) from these awards was recognized in the following cost of revenues and operating expense line items for the periods indicated:

	Years Ended December 31,
	2023	2022
Cost of subscription services revenues	$361	$304
Cost of product support revenues	2,156	2,039
Cost of consulting revenues	1,940	1,754
Cost of education revenues	99	177
Sales and marketing	18,022	18,274
Research and development	13,549	13,896
General and administrative	33,444	27,175
Total share-based compensation expense	$69,571	$63,619

The $6.0 million increase in share-based compensation expense during 2023, as compared to the prior year, is primarily due to the grant of additional awards under the Stock Incentive Plans as part of the expansion of our equity award program worldwide and the revaluation of certain liability-classified stock-based awards, partially offset by the forfeiture of certain stock awards and certain awards that became fully vested. As of December 31, 2023, we estimated that an aggregate of approximately $131.7 million of additional share-based compensation expense associated with the Stock Incentive Plans and the 2021 ESPP will be recognized over a remaining weighted average period of 2.3 years.

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

We review and analyze the SSP ranges we have established for product support, consulting services, and education services semi-annually, and these SSP ranges do not change significantly year to year. We also perform analyses on a semi-annual basis using historical pricing data for both product license and subscription services transactions to assess whether the selling price is highly variable in order to support our conclusion that the residual method to estimate SSP of our product licenses and subscription services continues to be a fair allocation of the transaction price.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2023	2022	% Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$39,193	$54,794	-28.5%
International	36,158	31,704	14.0%
Total product licenses revenues	75,351	86,498	-12.9%
Subscription Services
Domestic	52,528	42,428	23.8%
International	28,651	18,318	56.4%
Total subscription services revenues	81,179	60,746	33.6%
Total product licenses and subscription services revenues	$156,530	$147,244	6.3%

Product licenses revenues. Product licenses revenues decreased $11.1 million during 2023, as compared to the prior year, primarily due to an overall decrease in the volume and average size of deals, with two particularly large deals occurring during 2022. During 2023, our top three product licenses transactions totaled $8.9 million in recognized revenue, or 11.8% of total product licenses revenues, compared to $13.1 million, or 15.1% of total product licenses revenues, during 2022. Our product licenses revenues may continue to experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Subscription services revenues. Subscription services revenues are derived from our MCE cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased $20.4 million during 2023, as compared to the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2023	2022	% Change
Product Support Revenues:
Domestic	$158,308	$159,385	-0.7%
International	105,580	107,136	-1.5%
Total product support revenues	$263,888	$266,521	-1.0%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $2.6 million during 2023, as compared to the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings, partially offset by a $1.5 million favorable foreign currency exchange impact. Our product support revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2023	2022	% Change
Other Services Revenues:
Consulting
Domestic	$35,261	$39,147	-9.9%
International	36,814	41,697	-11.7%
Total consulting revenues	72,075	80,844	-10.8%
Education	3,768	4,655	-19.1%
Total other services revenues	$75,843	$85,499	-11.3%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $8.8 million during 2023, as compared to the prior year, primarily due to a decrease in billable hours worldwide, partially offset by an increase in average bill rates.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased $0.9 million during 2023, as compared to the prior year, primarily due to lower sales of annual subscriptions to training courses.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2023	2022	% Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,929	$1,672	15.4%
Subscription services	31,776	24,770	28.3%
Total product licenses and subscription services	33,705	26,442	27.5%
Product support	22,434	21,264	5.5%
Other services:
Consulting	51,311	50,820	1.0%
Education	2,494	4,463	-44.1%
Total other services	53,805	55,283	-2.7%
Total cost of revenues	$109,944	$102,989	6.8%

Cost of product licenses revenues. Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change during 2023 as compared to the prior year.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs (including cloud hosting infrastructure costs), and personnel and related overhead costs. Cost of subscription services revenues increased $7.0 million during 2023, as compared to the prior year, primarily due to (i) a $5.7 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers, (ii) a $0.5 million increase in employee salaries primarily attributable to an increase in average staffing levels and wage increases, and (iii) a $0.4 million increase in variable compensation.

Cost of product support revenues. Cost of product support revenues consists of personnel and related overhead costs, including those under our Enterprise Support program. Our Enterprise Support program utilizes primarily consulting personnel to provide product support to our customers at our discretion. Compensation related to personnel providing Enterprise Support services is reported as cost of product support revenues. Cost of product support revenues increased $1.2 million during 2023, as compared to the prior year, primarily due to a $1.7 million increase in compensation and related costs attributable to non-product support personnel providing an increased level of Enterprise Support services.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs, excluding those under our Enterprise Support program which are allocated to cost of product support revenues. Cost of consulting revenues increased $0.5 million during 2023, as compared to the prior year, primarily due to (i) a $1.8 million increase in variable compensation, (ii) a $1.6 million increase in severance costs associated with streamlining our organization, (iii) a $0.6 million increase in facility and other related support costs, and (iv) a $0.5 million increase in employee salaries primarily attributable to wage increases, partially offset by a shift in staffing levels to lower cost regions, partially offset by (v) a $2.0 million decrease in subcontractor costs and (vi) a $1.8 million decrease in compensation and related costs attributable to consulting personnel providing an increased level of Enterprise Support services. Included in cost of consulting revenues for 2023 is an aggregate $0.7 million unfavorable foreign currency exchange impact.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $2.0 million during 2023, as compared to the prior year, primarily due to (i) a $1.2 million decrease in employee salaries primarily attributable to a decrease in average staffing levels and (ii) a $0.4 million decrease in variable compensation.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2023	2022	% Change
Sales and marketing expenses	$149,671	$146,882	1.9%

Sales and marketing expenses increased $2.8 million during 2023, as compared to the prior year, primarily due to (i) a $3.0 million increase in severance costs associated with streamlining our organization, (ii) a $2.3 million increase in travel and entertainment expenditures due to the return of in-person events and meetings, (iii) a $1.9 million increase in marketing costs due to the return of in-person events and meetings, and (iv) a $0.8 million increase in facility and other related support costs, partially offset by (v) a $2.8 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (vi) a $2.4 million decrease in variable compensation primarily attributable to a decrease in commissions earned, partially offset by a decrease in net capitalized commissions and increases in other personnel costs and employee relations expenses, and (vii) a $0.2 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, being substantially offset by the grant of additional awards under the Stock Incentive Plans and the fair value remeasurement of certain liability-classified awards at the end of the reporting period. Included in sales and marketing expenses for 2023 is an aggregate $0.7 million unfavorable foreign currency exchange impact.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2023	2022	% Change
Research and development expenses	$120,530	$127,428	-5.4%

Research and development expenses decreased $6.9 million during 2023, as compared to the prior year, primarily due to (i) a $3.9 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (ii) a $2.0 million decrease in variable compensation, (iii) a $0.6 million decrease in recruiting costs, (iv) a $0.6 million decrease in facility and other related support costs, (v) a $0.5 million decrease in subcontractor costs, and (vi) a $0.3 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, being substantially offset by the grant of additional awards under the Stock Incentive Plans and the fair value remeasurement of certain liability-classified awards at the end of the reporting period, partially offset by (vii) a $1.7 million increase in severance costs associated with streamlining our organization. Included in research and development expenses for 2023 is an aggregate $1.2 million favorable foreign currency exchange impact.

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

	Years Ended December 31,
	2023	2022	% Change
General and administrative expenses	$115,312	$111,421	3.5%

General and administrative expenses increased $3.9 million during 2023, as compared to the prior year, primarily due to (i) a $6.3 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by certain awards that became fully vested, (ii) a $1.2 million increase in the estimated minimum loss with respect to the Brazilian matters noted in Note 9, Commitments and Contingencies, to the Consolidated Financial Statements, (iii) a $0.7 million increase in severance costs associated with streamlining our organization, and (iv) a $0.5 million increase in directors and officers liability insurance expense, partially offset by (v) a $2.3 million decrease in costs related to the maintenance and operations of our corporate aircraft, (vi) a $0.9 million decrease in recruiting costs, (vii) a $0.6 million decrease in legal, consulting, advisory, and other third-party costs, and (viii) a $0.5 million decrease in variable compensation.

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

	Years Ended December 31,
	2023	2022	% Change
Digital asset impairment losses	$115,851	$1,287,213	-91.0%
Gains on sale of digital assets	0	927	-100.0%
Digital asset impairment losses (gains on sale), net	$115,851	$1,286,286	-91.0%

We may continue to incur significant digital asset impairment losses in the future. For example, we have incurred at least $28.9 million in digital asset impairment losses during the first quarter of 2024 on bitcoin we held as of December 31, 2023.

Interest Expense, Net

In 2023, interest expense, net, was comprised primarily of contractual interest expense and amortization of issuance costs related to our long-term debt arrangements and contractual interest expense incurred on short-term trade credits to purchase bitcoin, partially offset by interest income earned on cash and cash equivalents. In 2022, interest expense, net, was comprised primarily of contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. Interest expense, net, decreased $4.2 million during 2023, as compared to the prior year, and is expected to continue to decrease in the first quarter of 2024 compared to the same period in 2023, as a result of the repayment of the 2025 Secured Term Loan in March 2023. Refer to Note 8, Long-term Debt, and Note 4, Digital Assets, to the Consolidated Financial Statements for further information.

Gain on Debt Extinguishment

In 2023, the $44.7 million gain on debt extinguishment resulted from the repayment of the 2025 Secured Term Loan. Refer to Note 8, Long-term Debt, to the Consolidated Financial Statements for further information.

Other (Expense) Income, Net

Other expense, net, of $5.2 million in 2023 was comprised primarily of foreign currency transaction net losses. Other income, net, of $6.4 million in 2022 was comprised primarily of foreign currency transaction net gains.

(Benefit from) Provision for Income Taxes

During 2023, we recorded a benefit from income taxes of $553.6 million on a pre-tax loss of $124.5 million that resulted in an effective tax rate of 444.6%, as compared to a provision for income taxes of $147.3 million on a pre-tax loss of $1.322 billion that resulted in an effective tax rate of (11.1)% during 2022. Our benefit from income taxes increased compared to the prior year primarily due (i) the release of the valuation allowance during 2023 on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the increase in market value of bitcoin as of December 31, 2023 compared to December 31, 2022, compared to (ii) the establishment of a valuation allowance during 2022 on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the decrease in market value of bitcoin as of December 31, 2022 compared to December 31, 2021.

The U.S. Tax Cuts and Jobs Act imposed a mandatory deemed repatriation transition tax (“Transition Tax”) on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. As of December 31, 2023, $16.6 million of the Transition Tax was unpaid, of which $9.2 million is included in “Other long-term liabilities” and $7.4 million is netted against certain tax overpayments within “Prepaid expenses and other current assets” in our Consolidated Balance Sheet.

As of December 31, 2023, we had no U.S. federal net operating loss (“NOL”) carryforwards and $3.0 million of foreign NOL carryforwards. As of December 31, 2023, we also had gross state NOLs of $10.1 million of which $9.1 million will expire by 2042 and the remainder can be carried forward indefinitely. As of December 31, 2023, digital asset impairment losses, other temporary differences and carryforwards resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $757.2 million.

As of December 31, 2023, we had a valuation allowance of $1.4 million primarily related to our deferred tax assets related to foreign tax credits in certain jurisdictions. This is a significant change from the valuation allowance as of December 31, 2022 of $511.4 million. The largest deferred tax asset relates to the impairment on our bitcoin holdings. During 2023, the value of bitcoin increased substantially which allowed us to release the valuation allowance recorded against the deferred tax asset for impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. If the market value of bitcoin declines or we are unable to regain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. We routinely consider actions necessary to preserve or utilize tax attributes. We will continue to regularly assess the realizability of deferred tax assets.

As of December 31, 2023, we have not indefinitely reinvested any of our undistributed foreign earnings and have recorded a deferred tax liability of $2.9 million on undistributed foreign earnings related to foreign withholding tax and U.S. state income taxes.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2023	2022
Current:
Deferred product licenses revenue	$3,579	$2,825
Deferred subscription services revenue	65,512	51,861
Deferred product support revenue	152,012	155,366
Deferred other services revenue	7,059	7,376
Total current deferred revenue and advance payments	$228,162	$217,428
Non-current:
Deferred product licenses revenue	$0	$2,742
Deferred subscription services revenue	3,097	3,030
Deferred product support revenue	4,984	6,387
Deferred other services revenue	443	604
Total non-current deferred revenue and advance payments	$8,524	$12,763
Total current and non-current:
Deferred product licenses revenue	$3,579	$5,567
Deferred subscription services revenue	68,609	54,891
Deferred product support revenue	156,996	161,753
Deferred other services revenue	7,502	7,980
Total current and non-current deferred revenue and advance payments	$236,686	$230,191

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below. Total deferred revenue and advance payments increased $6.5 million in 2023, as compared to the prior year, primarily due to an increase in deferred revenue from new and renewed subscription services contracts, partially offset by (i) a decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts, and (ii) a decrease in deferred licenses revenue from the recognition of an early renewal of a large term license deal at the end of 2022.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of December 31, 2023, we had an aggregate transaction price of $339.7 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. We expect to recognize approximately $255.5 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity.

Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. Under our Treasury Reserve Policy and bitcoin acquisition strategy, we use a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins. In 2023 and 2022, we issued and sold 5,097,890 shares and 218,575 shares, respectively, of our class A common stock under our at-the-market equity offering programs for aggregate net proceeds (net of sales commissions and expenses) of $2.020 billion and $46.2 million, respectively. For additional information, see “—At-the-Market Equity Offerings” below.

As of December 31, 2023 and 2022, the amount of cash and cash equivalents held by our U.S. entities was $10.5 million and $14.8 million, respectively, and by our non-U.S. entities was $36.3 million and $29.0 million, respectively. We earn a significant amount of our revenues outside the United States and we repatriated foreign earnings and profits of $20.3 million during 2023 and $44.7 million during 2022.

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
•
payments under various purchase agreements, primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations (Note 9, Commitments and Contingencies); and
•
ongoing personnel-related expenditures and vendor payments.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt. We have principal due upon maturity of our long-term debt instruments in the aggregate of $2.208 billion in addition to $2.4 million in coupon interest due each semi-annual period for the 2025 Convertible Notes, $15.3 million in coupon interest due each semi-annual period for the 2028 Secured Notes, and $0.1 million due monthly in principal and interest related to our other long-term secured debt. We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. As of December 31, 2023, we do not expect cash and cash equivalents generated by our enterprise analytics software business to be sufficient to satisfy these obligations. As a result, we would seek to satisfy these obligations through various options that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include the issuance and sale of shares of our class A common stock, borrowings collateralized by bitcoin, or the sale of our bitcoin. Furthermore, we may elect to settle the Convertible Notes upon a conversion of such Convertible Notes in cash, shares of our class A common stock, or a combination of cash and shares of class A common stock, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

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

As of December 31, 2023, we held approximately 189,150 bitcoins, of which approximately 173,069 are unencumbered. We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2023	2022	% Change
Net cash provided by operating activities	$12,712	$3,211	295.9%
Net cash used in investing activities	$(1,905,237)	$(278,590)	583.9%
Net cash provided by financing activities	$1,889,886	$265,188	612.7%

Net cash provided by operating activities. The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. In 2023 and 2022, non-cash items to further reconcile net income (loss) to net cash provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, credit losses and sales allowances, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, digital asset impairment losses, net of gains on sale, amortization of the issuance costs on our long-term debt, and gain on extinguishment of debt.

Net cash provided by operating activities increased $9.5 million during 2023, as compared to the prior year, due to a $1.899 billion increase in net income and a $15.6 million increase from changes in operating assets and liabilities, partially offset by a $1.905 billion decrease in non-cash items (principally related to digital asset impairment losses and deferred taxes and gain on extinguishment of debt).

Net cash used in investing activities. In 2023 and 2022, the changes in cash used in and provided by investing activities primarily relate to purchases and sales of digital assets and expenditures on property and equipment. Net cash used in investing activities increased $1.627 billion during 2023, as compared to the prior year, primarily due to a $1.614 billion increase in purchases of bitcoins and an $11.8 million decrease in sales of bitcoins. During 2023, we purchased $1.902 billion of bitcoin using net proceeds from the sale of class A common stock under our at-the-market offering programs, and Excess Cash. During 2022, we purchased $287.9 million of bitcoin using net proceeds from the issuance of the 2025 Secured Term Loan, net proceeds from the sale of class A common stock under our at-the-market offering program, proceeds from sales of bitcoin, and Excess Cash.

Net cash provided by financing activities. In 2023 and 2022, the changes in cash provided by and used in financing activities primarily relate to the sale of class A common stock under our at-the-market equity offering program, the issuance and subsequent repayment of our long-term debt, the exercise or vesting of certain awards under the 2013 Equity Plan, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities increased $1.625 billion during 2023, as compared to the prior year, primarily due to (i) a $1.974 billion increase in net proceeds from the sale of class A common stock under our at-the-market equity offering program during 2023 as compared to 2022, (ii) a $29.1 million increase in proceeds from the exercise of stock options under the 2013 Equity Plan during 2023 compared to 2022, partially offset by (iii) a $215.4 million decrease in long-term debt proceeds, net of lender fees and issuance costs during 2023 as compared to 2022, (iv) the $160.0 million repayment of the 2025 Secured Term Loan and related third-party extinguishment costs during 2023, which was repaid using proceeds from our sale of class A common stock offered under our at-the-market equity offering program, (v) a $2.0 million increase in payment of withholding tax on vesting of restricted stock units during 2023 compared to 2022 and (vi) a $0.5 million decrease in proceeds from the sales of class A common stock under the 2021 ESPP during 2023 compared to 2022.

Long-term Debt

The terms of each of the long-term debt instruments described below are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements.

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes and in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes. We used the net proceeds from the issuance of the Convertible

Notes to acquire bitcoin. During 2023 and 2022, we paid $4.9 million and $4.9 million, respectively, in interest to holders of the 2025 Convertible Notes. The 2027 Convertible Notes do not bear regular interest and we have not paid any special interest to holders of the 2027 Convertible Notes to date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. As of December 31, 2023, approximately 16,081 bitcoins held by MicroStrategy Incorporated serve as part of the collateral for the 2028 Secured Notes. During 2023 and 2022, we paid $30.6 million and $30.6 million, respectively, in interest to holders of the 2028 Secured Notes.

In March 2022, MacroStrategy, our wholly-owned subsidiary, entered into a Credit and Security Agreement with Silvergate Bank, pursuant to which Silvergate Bank issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. We used $190.5 million of the net proceeds from the issuance of the 2025 Secured Term Loan to acquire bitcoin, $5.0 million of the net proceeds to establish a reserve account that served as collateral for the 2025 Secured Term Loan, and the remaining net proceeds to pay fees, interest, and expenses related to the 2025 Secured Term Loan. On March 24, 2023, MacroStrategy and Silvergate Bank entered into a Prepayment, Waiver and Payoff to Credit and Security Agreement, pursuant to which MacroStrategy voluntarily prepaid Silvergate approximately $161.0 million (the “Payoff Amount”), in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. Upon Silvergate’s receipt of the Payoff Amount on March 24, 2023, the Credit and Security Agreement was terminated, and Silvergate released its security interest in all of MacroStrategy’s assets collateralizing the 2025 Secured Term Loan, including the bitcoin that was serving as collateral. During the first quarter of 2023, we made a final $5.1 million interest payment to Silvergate, $1.1 million of which was included in the Payoff Amount. During 2022 we paid $7.7 million in interest to Silvergate.

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. During 2023 and 2022, we paid $1.1 million and $0.5 million, respectively, in principal and interest to the lender.

At-the-Market Equity Offerings

During 2022 and 2023, we entered into various sales agreements with sales agents pursuant to which we could issue and sell shares of our class A common stock through at-the-market equity offering programs. See Note 13, At-the-Market Equity Offerings, to the Consolidated Financial Statements for the terms and provisions of each sales agreement.

The following table sets forth shares sold and net proceeds received (net of sales commissions and expenses) from shares sold under each sales agreement during the years ended December 31, 2023 and 2022 (in thousands, except number of shares):

	Years Ended December 31,
	2023		2022
	Shares	Net proceeds	Shares	Net proceeds
2022 Sales Agreement	1,348,855	$338,962	218,575	$46,219
May 2023 Sales Agreement	1,079,170	333,494	n/a	n/a
August 2023 Sales Agreement	1,592,950	737,760	n/a	n/a
November 2023 Sales Agreement	1,076,915	609,873	n/a	n/a
Total	5,097,890	$2,020,089	218,575	$46,219

As of December 31, 2023, approximately $137.8 million of our class A common stock remained available for issuance and sale pursuant to the November 2023 Sales Agreement. The remaining sales agreements have been terminated as of December 31, 2023.

Debt repurchases and repayments. During the first quarter of 2023, MacroStrategy voluntarily prepaid Silvergate the Payoff Amount in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. During the years ended December 31, 2023 and 2022, we did not repurchase or prepay any of our other outstanding debt. We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also prepay our outstanding indebtedness. The amounts involved in any such repurchase or repayment may be material. We may effect debt repurchases or prepayments using proceeds from the sale of our class A common stock pursuant to the November 2023 Sales Agreement (under which approximately $137.8 million remains available for sale as of the date hereof).

Unrecognized tax benefits. As of December 31, 2023, we had $8.3 million of total gross unrecognized tax benefits, including accrued interest, all of which was recorded in “Other long-term liabilities.” The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect any significant tax payments related to unrecognized tax benefits during 2024.

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

	Years Ended December 31,
	2023	2022
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(115,047)	$(1,275,742)
Share-based compensation expense	69,571	63,619
Non-GAAP loss from operations	$(45,476)	$(1,212,123)

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

	Years Ended December 31,
	2023	2022
Reconciliation of non-GAAP net income (loss):
Net income (loss)	$429,121	$(1,469,797)
Share-based compensation expense	69,571	63,619
Interest expense arising from amortization of debt issuance costs	8,808	8,694
Gain on debt extinguishment	(44,686)	0
Income tax effects (1)	(6,062)	(13,250)
Non-GAAP net income (loss)	$456,752	$(1,410,734)

Reconciliation of non-GAAP diluted earnings (loss) per share (2):
Diluted earnings (loss) per share	$26.42	$(129.83)
Share-based compensation expense (per diluted share)	4.20	5.62
Interest expense arising from amortization of debt issuance costs (per diluted share) (3)	0.10	0.77
Gain on debt extinguishment (per diluted share)	(2.70)	0.00
Income tax effects (per diluted share) (3)	(0.24)	(1.17)
Non-GAAP diluted earnings (loss) per share	$27.78	$(124.61)

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
(3)
For the year ended December 31, 2023, interest expense from the amortization of issuance costs of the Convertible Notes has been added back to the numerator in the GAAP diluted earnings per share calculation (as disclosed in Note 12, Basic and Diluted Earnings (Loss) per Share, to the Consolidated Financial Statements), and therefore the per diluted share effects of the amortization of issuance costs of the Convertible Notes have been excluded from the “Interest expense arising from amortization of debt issuance costs (per diluted share)” and “Income tax effects (per diluted share)” lines in the above reconciliation for the year ending December 31, 2023.

Non-GAAP Constant Currency Revenues, Cost of Revenues, and Operating Expenses

We present certain of our revenues, cost of revenues, and operating expenses on a non-GAAP constant currency basis, which excludes certain changes resulting from fluctuations in foreign currency exchange rates. These non-GAAP constant currency metrics allow our management and investors to compare operating results to prior years without the effects of certain changes in foreign currency exchange rates, which are not reflective of our general business performance and may vary significantly between periods. The following are reconciliations of our non-GAAP constant currency revenues, cost of revenues, and operating expenses to their most directly comparable GAAP measures (in thousands) for the periods indicated:

	Years Ended
	December 31,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$75,351	$300	$75,051	$86,498	-12.9%	-13.2%
Subscription services revenues	81,179	296	80,883	60,746	33.6%	33.1%
Product support revenues	263,888	1,514	262,374	266,521	-1.0%	-1.6%
Other services revenues	75,843	186	75,657	85,499	-11.3%	-11.5%
Cost of product support revenues	22,434	46	22,388	21,264	5.5%	5.3%
Cost of other services revenues	53,805	666	53,139	55,283	-2.7%	-3.9%
Sales and marketing expenses	149,671	694	148,977	146,882	1.9%	1.4%
Research and development expenses	120,530	(1,163)	121,693	127,428	-5.4%	-4.5%
General and administrative expenses	115,312	235	115,077	111,421	3.5%	3.3%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2022	2022	2022	2021	2022	2022
Product licenses revenues	$86,498	$(2,762)	$89,260	$101,804	-15.0%	-12.3%
Subscription services revenues	60,746	(2,118)	62,864	43,069	41.0%	46.0%
Product support revenues	266,521	(11,261)	277,782	281,209	-5.2%	-1.2%
Other services revenues	85,499	(5,140)	90,639	84,680	1.0%	7.0%
Cost of product support revenues	21,264	(745)	22,009	19,254	10.4%	14.3%
Cost of other services revenues	55,283	(3,956)	59,239	54,033	2.3%	9.6%
Sales and marketing expenses	146,882	(5,698)	152,580	160,141	-8.3%	-4.7%
Research and development expenses	127,428	(2,249)	129,677	117,117	8.8%	10.7%
General and administrative expenses	111,421	(1,567)	112,988	95,501	16.7%	18.3%

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

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of December 31, 2023, we held approximately 189,150 bitcoins. The carrying value of our bitcoins as of December 31, 2023 was $3.626 billion, which reflects cumulative impairments of $2.269 billion, on our Consolidated Balance Sheet. As discussed in Note 2(g), Summary of Significant Accounting Policies – Digital Assets, to the Consolidated Financial Statements, we account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from a low of $16,490.00 to a high of $45,000.00 during the year ended December 31, 2023, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the year ended December 31, 2023, we incurred impairment losses of $115.9 million on our bitcoin.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 42.7%, 41.0%, and 44.7% of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of December 31, 2023, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 5.4%. If average exchange rates during the year ended December 31, 2023 had changed unfavorably by 10%, our revenues for the year ended December 31, 2023 would have decreased by 3.6%. During the year ended December 31, 2023, our revenues were higher by 0.5% as a result of a 1.5% favorable change in weighted average exchange rates, as compared to the prior year.

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

Under the oversight of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has determined that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

2023 Cash Bonus Determinations for Certain Executive Officers

On February 13, 2024, the Company’s Compensation Committee determined a cash bonus award for the following executive officer of the Company in the amount set forth opposite his name, with respect to his performance in 2023:

Phong Le	$680,000
President & Chief Executive Officer

The Company’s Compensation Committee determined the foregoing award based on its subjective evaluation of the Company’s Chief Executive Officer’s performance in the context of general economic and industry conditions and Company performance during 2023.

On February 13, 2024, the Company’s Chief Executive Officer determined cash bonus awards for the following executive officers of the Company in the amounts set forth opposite their respective names, in each case with respect to the executive’s performance in 2023:

Andrew Kang	$425,000
Senior Executive Vice President & Chief Financial Officer
W. Ming Shao	$425,000
Senior Executive Vice President & General Counsel

The Chief Executive Officer determined the foregoing awards based on his subjective evaluation of the applicable executive’s performance in the context of general economic and industry conditions and Company performance during 2023.

Salary Determinations for Certain Executive Officers

On February 13, 2024, the Company’s Compensation Committee approved the annual salaries of the following executive officers of the Company, in the amounts set forth opposite their names, effective January 1, 2024:

Michael Saylor Executive Chairman	$1
Phong Le	$1,000,000

On February 13, 2024, the Company’s Chief Executive Officer approved the annual salaries of the following executive officers of the Company, resulting in the amounts set forth opposite their respective names, effective January 1, 2024:

Andrew Kang	$640,000
W. Ming Shao	$640,000

Annual Discretionary Cash Bonus Targets for Certain Executive Officers

On February 13, 2024, the Company’s Compensation Committee established an annual discretionary cash bonus target for 2024 for the following executive officer of the Company in the amount set forth opposite his name:

Phong Le	$800,000

An award pursuant to the foregoing discretionary cash bonus target will be determined by the Company’s Compensation Committee based on its subjective evaluation of Mr. Le’s performance in the context of general economic and industry conditions and the Company’s performance and achievement of its operational objectives during the year.

On February 13, 2024, the Company’s Chief Executive Officer established annual discretionary cash bonus targets for 2024 for the following executive officers of the Company in the amounts set forth opposite their respective names:

Andrew Kang	$500,000
W. Ming Shao	$500,000

Awards pursuant to the foregoing discretionary cash bonus targets will be determined by the Company’s Chief Executive Officer based on his subjective evaluation of the applicable executive’s performance in the context of general economic and industry conditions and Company performance and achievement of its operational objectives during the year.

Rule 10b5-1 Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report,” and “Corporate Governance and the Board of Directors and its Committees – Compensation Committee” in the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2024 Proxy Statement.

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

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of MicroStrategy Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited MicroStrategy Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and the financial statement schedule, Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

February 15, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of MicroStrategy Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule, Schedule II, Valuation and Qualifying Accounts, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of audit evidence pertaining to the existence and control of the digital assets

As discussed in Notes 2(g) and 4 to the consolidated financial statements, the Company accounts for its digital assets as indefinite-lived intangible assets. The digital assets are recorded at cost, net of any impairment losses incurred since acquisition. As of December 31, 2023, the carrying value of the Company’s digital assets was $3.626 billion, net of $2.269 billion in cumulative impairments.

We identified the evaluation of audit evidence pertaining to the existence of the digital assets and whether the Company controls the digital assets as a critical audit matter. Especially subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the existence of the digital assets and whether the Company controls the digital assets, as control over the digital assets is provided through private cryptographic keys stored using third-party custodial services at multiple locations that are geographically dispersed. In addition, information technology (IT) professionals with specialized skills and knowledge in blockchain technology were needed to assist in the evaluation of the sufficiency of certain audit procedures.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to the custodial records. We involved IT professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the digital assets process performed at the custodial locations, related specifically to the generation of the private cryptographic keys, the storing of these keys, and the reconciliation of digital assets per the custodial service ledgers to the public blockchain. We obtained confirmation of the Company’s digital assets in custody as of December 31, 2023 and compared the total digital assets confirmed to the Company’s record of digital asset holdings. We also compared the Company’s record of digital asset transactions to the records on the public blockchain using a software audit tool. We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

McLean, Virginia

February 15, 2024

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$46,817	$43,835
Restricted cash	1,856	7,033
Accounts receivable, net	183,815	189,280
Prepaid expenses and other current assets	35,407	24,418
Total current assets	267,895	264,566
Digital assets	3,626,476	1,840,028
Property and equipment, net	28,941	32,311
Right-of-use assets	57,343	61,299
Deposits and other assets	24,300	23,916
Deferred tax assets, net	757,573	188,152
Total assets	$4,762,528	$2,410,272
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$43,090	$42,976
Accrued compensation and employee benefits	50,045	53,716
Accrued interest	1,493	2,829
Current portion of long-term debt, net	483	454
Deferred revenue and advance payments	228,162	217,428
Total current liabilities	323,273	317,403
Long-term debt, net	2,182,108	2,378,560
Deferred revenue and advance payments	8,524	12,763
Operating lease liabilities	61,086	67,344
Other long-term liabilities	22,208	17,124
Deferred tax liabilities	357	198
Total liabilities	2,597,556	2,793,392
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 23,588 shares issued and 14,904 shares outstanding, and 18,269 shares issued and 9,585 shares outstanding, respectively	24	18
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	3,957,728	1,841,120
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(11,444)	(13,801)
Accumulated deficit	(999,234)	(1,428,355)
Total stockholders’ equity (deficit)	2,164,972	(383,120)
Total liabilities and stockholders’ equity (deficit)	$4,762,528	$2,410,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Product licenses	$75,351	$86,498	$101,804
Subscription services	81,179	60,746	43,069
Total product licenses and subscription services	156,530	147,244	144,873
Product support	263,888	266,521	281,209
Other services	75,843	85,499	84,680
Total revenues	496,261	499,264	510,762
Cost of revenues:
Product licenses	1,929	1,672	1,721
Subscription services	31,776	24,770	16,901
Total product licenses and subscription services	33,705	26,442	18,622
Product support	22,434	21,264	19,254
Other services	53,805	55,283	54,033
Total cost of revenues	109,944	102,989	91,909
Gross profit	386,317	396,275	418,853
Operating expenses:
Sales and marketing	149,671	146,882	160,141
Research and development	120,530	127,428	117,117
General and administrative	115,312	111,421	95,501
Digital asset impairment losses (gains on sale), net	115,851	1,286,286	830,621
Total operating expenses	501,364	1,672,017	1,203,380
Loss from operations	(115,047)	(1,275,742)	(784,527)
Interest expense, net	(48,960)	(53,136)	(29,149)
Gain on debt extinguishment	44,686	0	0
Other (expense) income, net	(5,204)	6,413	2,287
Loss before income taxes	(124,525)	(1,322,465)	(811,389)
(Benefit from) provision for income taxes	(553,646)	147,332	(275,909)
Net income (loss)	429,121	(1,469,797)	(535,480)
Basic earnings (loss) per share (1)	$31.39	$(129.83)	$(53.44)
Weighted average shares outstanding used in computing basic earnings (loss) per share	13,671	11,321	10,020
Diluted earnings (loss) per share (1)	$26.42	$(129.83)	$(53.44)
Weighted average shares outstanding used in computing diluted earnings (loss) per share	16,566	11,321	10,020

(1) Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$429,121	$(1,469,797)	$(535,480)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	2,357	(6,258)	(3,658)
Total other comprehensive income (loss)	2,357	(6,258)	(3,658)
Comprehensive income (loss)	$431,478	$(1,476,055)	$(539,138)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

				Class B					Accumulated	(Accumulated
		Class A		Convertible		Additional			Other	Deficit)
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2021	$446,192	16,307	$16	1,964	$2	$655,241	(8,684)	$(782,104)	$(3,885)	$576,922
Net loss	(535,480)	0	0	0	0	0	0	0	0	(535,480)
Other comprehensive loss	(3,658)	0	0	0	0	0	0	0	(3,658)	0
Issuance of class A common stock upon exercise of stock options	40,651	269	0	0	0	40,651	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,854	5	0	0	0	2,854	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(4,754)	11	0	0	0	(4,754)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	990,463	1,414	2	0	0	990,461	0	0	0	0
Share-based compensation expense	42,690	0	0	0	0	42,690	0	0	0	0
Balance at December 31, 2021	$978,958	18,006	$18	1,964	$2	$1,727,143	(8,684)	$(782,104)	$(7,543)	$41,442
Net loss	(1,469,797)	0	0	0	0	0	0	0	0	(1,469,797)
Other comprehensive loss	(6,258)	0	0	0	0	0	0	0	(6,258)	0
Issuance of class A common stock upon exercise of stock options	1,393	9	0	0	0	1,393	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	4,473	16	0	0	0	4,473	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(2,213)	19	0	0	0	(2,213)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	46,219	219	0	0	0	46,219	0	0	0	0
Share-based compensation expense	64,105	0	0	0	0	64,105	0	0	0	0
Balance at December 31, 2022	$(383,120)	18,269	$18	1,964	$2	$1,841,120	(8,684)	$(782,104)	$(13,801)	$(1,428,355)
Net income	429,121	0	0	0	0	0	0	0	0	429,121
Other comprehensive income	2,357	0	0	0	0	0	0	0	2,357	0
Issuance of class A common stock upon exercise of stock options	30,519	175	1	0	0	30,518	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	3,955	20	0	0	0	3,955	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(4,344)	26	0	0	0	(4,344)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	2,020,089	5,098	5	0	0	2,020,084	0	0	0	0
Share-based compensation expense	66,395	0	0	0	0	66,395	0	0	0	0
Balance at December 31, 2023	$2,164,972	23,588	$24	1,964	$2	$3,957,728	(8,684)	$(782,104)	$(11,444)	$(999,234)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$429,121	$(1,469,797)	$(535,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,527	10,874	11,358
Reduction in carrying amount of right-of-use assets	8,643	8,072	8,189
Credit losses and sales allowances	1,387	939	1,509
Deferred taxes	(568,949)	131,493	(284,221)
Release of liabilities for unrecognized tax benefits	(506)	(360)	(561)
Share-based compensation expense	69,571	63,619	44,126
Digital asset impairment losses (gains on sale), net	115,851	1,286,286	830,621
Amortization of issuance costs on long-term debt	8,808	8,694	7,201
Gain on debt extinguishment	(44,686)	0	0
Changes in operating assets and liabilities:
Accounts receivable	10,307	(5,292)	2,618
Prepaid expenses and other current assets	(11,358)	(6,342)	(25)
Deposits and other assets	(632)	(7,455)	(1,713)
Accounts payable and accrued expenses	(634)	(3,521)	3,749
Accrued compensation and employee benefits	(12,000)	(12,344)	2,374
Accrued interest	(1,336)	1,336	1,222
Deferred revenue and advance payments	2,362	14,839	14,710
Operating lease liabilities	(10,218)	(9,634)	(10,222)
Other long-term liabilities	2,454	(8,196)	(1,622)
Net cash provided by operating activities	12,712	3,211	93,833
Investing activities:
Purchases of digital assets	(1,902,299)	(287,921)	(2,626,529)
Proceeds from sale of digital assets	0	11,817	0
Purchases of property and equipment	(2,938)	(2,486)	(2,706)
Net cash used in investing activities	(1,905,237)	(278,590)	(2,629,235)
Financing activities:
Proceeds from convertible senior notes	0	0	1,050,000
Issuance costs paid for convertible senior notes	0	0	(24,796)
Proceeds from senior secured notes	0	0	500,000
Issuance costs paid for senior secured notes	0	0	(12,792)
Proceeds from secured term loan, net of lender fees	0	204,693	0
Issuance costs paid for secured term loan, excluding lender fees	0	(107)	0
Repayments of secured term loan and third-party extinguishment costs	(160,033)	0	0
Proceeds from other long-term secured debt	0	11,100	0
Issuance costs paid for other long-term secured debt	0	(270)	0
Repayments of other long-term secured debt	(513)	(246)	0
Proceeds from sale of common stock under public offerings	2,029,214	46,592	1,000,000
Issuance costs paid related to sale of common stock under public offerings	(9,141)	(358)	(9,537)
Proceeds from exercise of stock options	30,518	1,393	40,651
Proceeds from sales under employee stock purchase plan	3,955	4,473	2,854
Payment of withholding tax on vesting of restricted stock units	(4,114)	(2,082)	(4,695)
Net cash provided by financing activities	1,889,886	265,188	2,541,685
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	444	(3,375)	(2,608)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,195)	(13,566)	3,675
Cash, cash equivalents, and restricted cash, beginning of year	50,868	64,434	60,759
Cash, cash equivalents, and restricted cash, end of year	$48,673	$50,868	$64,434
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$41,229	$43,448	$20,416
Cash paid during the year for income taxes, net of tax refunds	$30,318	$21,973	$7,010

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy is committed to the continued development of the Bitcoin network through its activities in the financial markets, advocacy and technology innovation. The Company’s enterprise analytics software business, which it has operated for over 30 years, is its predominant operational focus. The Company uses the cash flows generated by its software business, as well as proceeds from equity and debt financings, to accumulate bitcoin, which serves as its primary treasury reserve asset.

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

(e) Credit Losses on Accounts Receivable

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

(f) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

The Company sells its offerings to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2023 and 2022, no individual customer accounted for 10% or more of net accounts receivable, and for the years ended December 31, 2023, 2022, and 2021, no individual customer accounted for 10% or more of revenue.

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

(j) Software Development Costs

The Company did not capitalize any software development costs during the years ended December 31, 2023, 2022, and 2021. Due to the pace of the Company’s software development efforts and frequency of its software releases, the Company’s software development costs are expensed as incurred within “Research and development” in the Consolidated Statements of Operations.

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

(l) Deferred Revenue and Advance Payments

Deferred revenue and advance payments are contract liabilities that represent amounts received or due from customers in advance of the Company transferring its software or services to the customer under an enforceable contract. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer. Deferred revenue is comprised of deferred product licenses and subscription services, product support, or other services revenue based on the transaction price allocated to the specific performance obligation in the contract with the customer, and presented as either current or non-current in the Consolidated Balance Sheets, depending on whether the software or services are expected to be transferred to the customer within the next year.

(m) Debt Arrangements

As discussed in Note 8, Long-term Debt, to the Consolidated Financial Statements, the Company issued convertible senior notes in December 2020 and February 2021 and senior secured notes in June 2021, and entered into secured term loan agreements in March 2022 and June 2022. The embedded conversion features in each of the convertible notes are indexed to the Company’s class A common stock and meet the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. The Company records the aggregate principal amount of each of its debt instruments as a liability on its Consolidated Balance Sheets, offset by the issuance costs associated with each instrument. The issuance costs are amortized to interest expense using the effective interest method over the expected term of each debt instrument.

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

Product Licenses

The Company sells different types of business intelligence software, licensed on a term or perpetual basis and installed either on premises or on a public cloud that is procured and managed by the customer. Although product licenses are sold with product support, the software is fully functional at the outset of the arrangement and is considered a distinct performance obligation. Revenue from product license sales is recognized when control of the license is transferred to the customer, which is the later of delivery or commencement of the license term. The Company may also sell through resellers and OEMs who purchase the Company’s software for resale. In reseller arrangements, revenue is generally recognized when control of the license is transferred to the end user. In OEM arrangements, revenue is recognized when control of the license is transferred to the OEM.

Subscription Services

The Company also sells access to its software through MCE, a cloud subscription service, wherein customers access the software through a cloud environment that the Company manages on behalf of the customer. Control of the software itself does not transfer to the customer under this arrangement and is not considered a separate performance obligation. Cloud subscriptions are regularly sold on a standalone basis and include technical support, monitoring, backups, updates, and quarterly service reviews. Additionally, customers with existing on-premise software licenses may convert their installations to MCE, at which time the on-premise licenses are typically terminated and replaced by a new subscription to the MCE service. At conversion, an analysis is performed for each contract to determine whether any revenue adjustments are necessary given that the contract modifications revoke previously transferred rights to perpetual on-premise software. Such revenue adjustments were not material for the years ended December 31, 2023, 2022, and 2021. Revenue related to cloud subscriptions is recognized on a straight-line basis over the contract period, which is the period over which the customer has continuous access to the software.

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

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal will not occur. The amount of variable consideration excluded from the transaction price was not material for the years ended December 31, 2023, 2022, and 2021. The Company’s estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to its transaction prices. Such true-up adjustments have not been and are not expected to be material. The Company has the following sources of variable consideration:

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
(iii)
Sales and usage-based royalties – Certain product license arrangements include sales or usage-based royalties, covering both product license and product support. In these arrangements, the Company uses an expected value approach to estimate and recognize revenue for royalty sales each period, utilizing historical data on a contract-by-contract basis. True-up adjustments are recorded in subsequent periods when royalty reporting is received from the OEMs and during the years ended December 31, 2023, 2022, and 2021 were not material.

The Company provides a standard software assurance warranty to repair, replace, or refund software that does not perform in accordance with documentation. The standard software assurance warranty period is generally less than one year. Assurance warranty claims were not material for the years ended December 31, 2023, 2022, and 2021.

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

The Company often provides options to purchase future offerings at a discount. The Company analyzes the option price against the previously established SSP of the goods or services to determine if the options represent material rights that should be accounted for as separate performance obligations. In general, an option sold at or above SSP is not considered a material right because the customer could have received that right without entering into the contract. If a material right exists, revenue associated with the option is deferred and recognized when the future goods or services are transferred, or when the option expires. During the years ended December 31, 2023, 2022, and 2021, separate performance obligations arising from future purchase options have not been material.

(o) Incremental Costs to Obtain Customer Contracts

The Company capitalizes costs incurred to obtain a contract with a customer when they are deemed incremental to obtaining the contract and expected to be recoverable. Capitalizable costs are generally limited to sales incentives paid to the Company’s sales team. The Company capitalizes the amounts related to new product support, cloud subscription, and term license contracts. Costs capitalized are amortized over a period of time that is consistent with the pattern of transfer to the customer, which the Company has determined is generally three years and includes consideration for contract length, anticipated renewals, product life cycle, and customer behavior. The Company amortizes the cost over this period on a straight-line basis for product support and subscription service components, and at point(s) in time coinciding with delivery of the license component of term license contracts. The Company has elected the practical expedient to expense capitalizable costs as incurred where the amortization period would be one year or less, which includes those amounts earned on perpetual license, consulting, and education contracts, and renewals of product support, cloud subscription, and term license contracts.

As of December 31, 2023 and 2022, capitalized costs to obtain customer contracts, net of accumulated amortization, were $15.7 million and $15.8 million, respectively, and are presented within “Deposits and other assets” in the Consolidated Balance Sheets. During the years ended December 31, 2023, 2022, and 2021, amortization expenses related to these capitalized costs were $8.1 million, $4.5 million, and $2.7 million, respectively, and are reflected within “Sales and marketing” in the Consolidated Statements of Operations.

(p) Advertising Costs

Advertising costs include production costs, which are expensed the first time the advertisement takes place, and media placement costs, which are expensed in the month the advertising appears. Total advertising costs were $0.1 million, $0.8 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, the Company had no prepaid advertising costs.

(q) Share-based Compensation

The Company maintains the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), and the 2023 Equity Incentive Plan (the “2023 Equity Plan,” and, together with the 2013 Equity Plan, the “Stock Incentive Plans”). As of May 2023, no new awards will be granted under the 2013 Equity Plan, though awards previously granted under the 2013 Equity Plan remain outstanding in accordance with their terms. Under the Stock Incentive Plans, the Company’s employees, officers, directors, and other eligible participants may be (with respect to the 2023 Equity Plan) and have been (with respect to both the 2023 Equity Plan and the 2013 Equity Plan) awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards. Additionally, under the 2023 Equity Plan, awards may be and have been granted that are subject to the achievement of one or more performance measures established by the Company’s Board of Directors or a duly authorized committee thereof. During 2021, the Company adopted and the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), under which eligible employees of the Company and certain of its subsidiaries may be provided with opportunities to purchase shares of the Company’s class A common stock.

For options and other stock-based awards, the share-based compensation expense is based on the fair value of the awards on the date of grant, as estimated using the Black-Scholes valuation model. For restricted stock units, the share-based compensation expense is based on the fair value of the Company’s class A common stock on the date of grant. The fair value of liability-classified awards (e.g., the other stock-based awards and cash-settled restricted stock units) is remeasured at each reporting date. For performance stock units subject to a market condition, the Company uses a Monte Carlo simulation model to determine the grant date fair value. For the 2021 ESPP, the share-based compensation expense is based on the grant date fair value, which consists of the intrinsic value of any purchase discount and the fair value of the look-back provision using the Black-Scholes valuation model.

The Company recognizes share-based compensation expense for service-conditioned awards granted under the Stock Incentive Plans and the 2021 ESPP on a straight-line basis over the requisite service period (generally, the vesting period for service-conditioned awards under the Stock Incentive Plans and the offering period under the 2021 ESPP). The Company recognizes share-based compensation expense for market-conditioned performance stock units granted under the 2023 Equity Plan ratably over the performance period using an accelerated attribution cost recognition method. Share-based compensation expense is recorded in cost of revenues or operating expense line items in the Statement of Operations corresponding to the respective participant’s role or function.

See Note 11, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the Stock Incentive Plans, the 2021 ESPP, related share-based compensation expense, and assumptions used in determining fair value.

(r) Income Taxes

The Company is subject to federal, state, and local income taxes in the United States and a number of foreign countries. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and deferred tax liabilities on the basis of differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which differences are expected to reverse. The effect of a change in the tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date.

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

(s) Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock, including shares of class A common stock and class B common stock, outstanding during the period. Diluted earnings (loss) per share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period. The impact from potential shares of common stock on the diluted earnings per share calculation are included when dilutive. Potential shares of common stock consisting of class A common stock issuable upon the exercise of outstanding employee stock options, the vesting of restricted stock units and performance stock units considered probable of achievement, and in connection with the 2021 ESPP, are computed using the treasury stock method. Potential shares of class A common stock issuable upon conversion of the Company’s convertible senior notes are computed using the if-converted method. In computing diluted earnings per share, the Company first calculates the earnings per incremental share (“EPIS”) for each class of potential shares of common stock and ranks the classes from the most dilutive (i.e., lowest EPIS) to the least dilutive (i.e., highest EPIS). Basic earnings per share is then adjusted for the effect of each class of shares, in sequence and cumulatively, until a particular class no longer produces further dilution.

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

(t) Foreign Currency Translation

The functional currency of the Company’s international operations is generally the local currency. Accordingly, such assets and liabilities of international subsidiaries are translated using exchange rates in effect at the end of the period, and revenue and expenses are translated using average monthly exchange rates for the period in which the transactions occur. The related translation adjustments are reported in “Accumulated other comprehensive loss” in stockholders’ equity (deficit). In general, upon complete or substantially complete liquidation of an investment in an international subsidiary, the amount of accumulated translation adjustments attributable to that subsidiary is reclassified from stockholders’ equity (deficit) to the statement of operations. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

As of December 31, 2023, 2022, and 2021, the cumulative foreign currency translation balances were $(11.4) million, $(13.8) million, and $(7.5) million, respectively. No taxes were recognized on the temporary differences resulting from foreign currency translation adjustments for the years ended December 31, 2023, 2022, and 2021.

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net loss of $5.6 million in 2023 and net gains of $6.2 million and $2.5 million in 2022 and 2021, respectively, and are included in “Other (expense) income, net” in the Consolidated Statements of Operations.

(3) Recent Accounting Standards

Crypto Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The standard is effective for the Company for interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which the Company adopts the guidance. Prior periods will not be restated. Early adoption is permitted in any interim or annual period for which an entity's financial statements have not been issued as of the beginning of the annual reporting period.

The Company expects the adoption of ASU 2023-08 will have a material impact on its consolidated balance sheets, statements of operations, statements of cash flows and disclosures. Although the Company will continue to initially record its bitcoin purchases at cost, upon adopting ASU 2023-08, any subsequent increases or decreases in fair value will be recognized as incurred in the Company's Consolidated Statements of Operations, and the fair value of the Company’s bitcoin will be reflected within the Company's Consolidated Balance Sheets each reporting period-end. Upon adopting ASU 2023-08, the Company will no longer account for its bitcoin under a cost-less-impairment accounting model.

The Company is currently evaluating early adoption of ASU 2023-08 and the potential implications of unrealized fair value gains and losses as they relate to the changing global tax landscape. If the Company were to adopt this guidance during 2024, it estimates that its 2024 beginning retained earnings balance would increase by approximately $3.1 billion.

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures surrounding reportable segments, particularly (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in the reported measure(s) of a segment's profit and loss and (ii) other segment items that reconcile segment revenue and significant expenses to the reported measure(s) of a segment's profit and loss, both on an annual and interim basis. Companies are also required to provide all annual disclosures currently required under Topic 280 in interim periods, in addition to disclosing the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit and loss in assessing segment performance and allocating resources. The standard is effective for the Company for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with updates applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

(4) Digital Assets

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	December 31,
	2023	2022
Approximate number of bitcoins held	189,150	132,500
Digital assets carrying value	$3,626,476	$1,840,028
Cumulative digital asset impairment losses	$2,269,013	$2,153,162

The carrying value on the Company’s Consolidated Balance Sheet at each period-end represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through December 31, 2023 or 2022, respectively, and not as of December 31, 2023 or 2022, respectively.

The following table summarizes the Company’s digital asset purchases, digital asset sales, digital asset impairment losses, and gains on sale of digital assets (in thousands, except number of bitcoins) for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Approximate number of bitcoins purchased	56,650	8,813	53,922
Approximate number of bitcoins sold	0	704	0
Digital asset purchases	$1,902,299	$287,921	$2,626,529
Digital asset sales	$0	$11,817	$0
Digital asset impairment losses	$115,851	$1,287,213	$830,621
Gains on sale of digital assets	$0	$927	$0

From time to time, the Company may be extended short-term credits from its execution partners to purchase bitcoin in advance of using cash funds in the Company’s trading account. The trade credits are due and payable in cash within days after they are extended. In 2023, certain of the assets, including bitcoin, of MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, were subject to a first priority security interest and lien in order to secure the repayment of short-term trade credits taken in its name. While trade credits are outstanding, the Company may incur interest fees and be required to maintain minimum balances in its trading and collateral accounts with such execution partners. As of December 31, 2023 and 2022, the Company had no outstanding trade credits payable.

As of December 31, 2023 and 2022, respectively, approximately 16,081 and 14,890 of the bitcoins held by the Company, which had carrying values of approximately $263.9 million and $230.2 million on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively, served as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), as further described in Note 8, Long-term Debt, to the Consolidated Financial Statements. As of December 31, 2022, approximately 34,619 of the bitcoins held by the Company, which had a carrying value of approximately $420.0 million on the Company’s Consolidated Balance Sheet as of December 31, 2022, served as part of the collateral for a $205.0 million term loan (the “2025 Secured Term Loan”) issued to MacroStrategy by Silvergate Bank (“Silvergate”). Upon the repayment of the 2025 Secured Term Loan during the first quarter of 2023, Silvergate released its security interest in the aforementioned bitcoin. Refer to Note 8, Long-term Debt, to the Consolidated Financial Statements for further details of the 2025 Secured Term Loan and its repayment.

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

Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2023	2022
Billed and billable	$186,884	$191,844
Less: allowance for credit losses	(3,069)	(2,564)
Accounts receivable, net	$183,815	$189,280

Changes in the allowance for credit losses were not material for the year ended December 31, 2023.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.2 million and $0.6 million, as of December 31, 2023 and 2022, respectively, related to accrued sales and usage-based royalty revenue and performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. In royalty-based arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $0.9 million and $0.7 million, as of December 31, 2023 and 2022, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the years ended December 31, 2023, 2022, and 2021, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

Contract liabilities are amounts received or due from customers in advance of the Company transferring the software or services to the customer and presented as "Deferred revenue and advance payments" in the Consolidated Balance Sheets. In the case of multi-year service contract arrangements, the Company generally does not invoice more than one year in advance of services and does not record deferred revenue for amounts that have not been invoiced. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2023	2022
Current:
Deferred product licenses revenue	$3,579	$2,825
Deferred subscription services revenue	65,512	51,861
Deferred product support revenue	152,012	155,366
Deferred other services revenue	7,059	7,376
Total current deferred revenue and advance payments	$228,162	$217,428

Non-current:
Deferred product licenses revenue	$0	$2,742
Deferred subscription services revenue	3,097	3,030
Deferred product support revenue	4,984	6,387
Deferred other services revenue	443	604
Total non-current deferred revenue and advance payments	$8,524	$12,763

During the years ended December 31, 2023, 2022, and 2021, the Company recognized revenues of $215.9 million, $203.1 million, and $188.7 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of the respective year. For the years ended December 31, 2023, 2022, and 2021, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of December 31, 2023, the Company had an aggregate transaction price of $339.7 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. The Company expects to recognize $255.5 million within the next 12 months and the remainder thereafter.

(6) Property and Equipment

Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2023	2022
Corporate aircraft and related equipment	$48,645	$48,645
Computer equipment and purchased software	60,979	60,375
Furniture and equipment	9,920	9,936
Leasehold improvements	29,944	28,755
Internally developed software	9,917	9,917
Property and equipment, gross	159,405	157,628
Less: accumulated depreciation and amortization	(130,464)	(125,317)
Property and equipment, net	$28,941	$32,311

Depreciation and amortization expenses related to property and equipment were $6.4 million, $6.7 million, and $8.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company’s ROU asset and total lease liability balances were $57.3 million and $71.5 million, respectively, as of December 31, 2023, and $61.3 million and $77.4 million, respectively, as of December 31, 2022. The Company’s most significant lease is for its corporate headquarters in Northern Virginia. The ROU asset and total lease liability balances related to the Company’s corporate headquarters lease were $48.1 million and $61.7 million, respectively, as of December 31, 2023, and $52.5 million and $68.2 million, respectively, as of December 31, 2022. The lease agreement for the Company’s corporate headquarters location is set to expire in December 2030, with an option for the Company to extend the term for an additional five or 10 consecutive years. The Company is currently not reasonably certain it will exercise this renewal option and therefore has not included the renewal option in the lease term. Several of the Company’s remaining leases contain options for renewal or options to terminate all or a portion of the leased space. The Company continually assesses the likelihood of exercising these options and recognizes an option as part of its ROU assets and lease liabilities if and when it is reasonably certain that it will exercise the option.

The following table presents the Company’s total lease cost and other lease details for the periods indicated (in thousands, except years and discount rates):

	Years Ended December 31,
	2023	2022	2021
Lease cost:
Operating lease cost	$13,081	$13,008	$13,522
Short-term lease cost	579	582	558
Variable lease cost	783	514	1,224
Total lease cost	$14,443	$14,104	$15,304
Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$9,862	$14,224	$15,772
ROU assets obtained in exchange for new operating lease liabilities	$6,183	$1,563	$2,420
Weighted average remaining lease term in years – operating leases	6.6	7.5	8.3
Weighted average discount rate – operating leases	6.0%	6.1%	6.1%

The following table presents the maturities of the Company’s operating lease liabilities as of December 31, 2023 (in thousands):

For the year ended December 31,
2024	$14,415
2025	13,357
2026	13,509
2027	12,865
2028	12,590
Thereafter	19,352
Total lease payments	86,088
Less: imputed interest	(14,539)
Total	$71,549

Reported as:
Current operating lease liabilities	$10,463
Non-current operating lease liabilities	61,086
Total	$71,549

(8) Long-term Debt

The net carrying value of the Company’s long-term debt (in thousands) consisted of the following as of:

	December 31,
	2023	2022
2025 Convertible Notes	$643,931	$640,888
2027 Convertible Notes	1,037,306	1,033,277
2028 Secured Notes	491,193	489,547
2025 Secured Term Loan	0	204,688
Other long-term secured debt	9,678	10,160
Total	$2,182,108	$2,378,560

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

The Convertible Notes are convertible into shares of the Company’s class A common stock at initial conversion rates of 2.5126 shares and 0.6981 shares per $1,000 principal amount of Convertible Notes for the 2025 Convertible Notes and 2027 Convertible Notes, respectively (equivalent to an initial conversion price of approximately $397.99 per share and $1,432.46 per share of class A common stock for the 2025 Convertible Notes and 2027 Convertible Notes, respectively). The conversion rates are subject to customary anti-dilution adjustments. In addition, following certain events that may occur prior to the respective maturity dates or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in the 2025 Convertible Notes Indenture and the 2027 Convertible Notes Indenture (collectively, the “Convertible Notes Indentures”), respectively. There have been no adjustments to the initial conversion rates for each of the Convertible Notes as of December 31, 2023. As of December 31, 2023, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 and 733,005 shares for the 2025 Convertible Notes and 2027 Convertible Notes, respectively.

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

Prior to December 20, 2023 or February 20, 2024 for the 2025 Convertible Notes and 2027 Convertible Notes, respectively, the Company may not redeem the Convertible Notes. The Company may redeem for cash all or a portion of the 2025 Convertible Notes or 2027 Convertible Notes, at its option, on or after December 20, 2023 or February 20, 2024, respectively, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the 2025 Convertible Notes or 2027 Convertible Notes, respectively, then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Company has not redeemed any of the Convertible Notes as of December 31, 2023.

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

During the year ended December 31, 2023, the 2025 Convertible Notes were not convertible at any time. During the year ended December 31, 2022, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes during the first quarter of 2022 only. During the year ended December 31, 2021, the 2025 Convertible Notes were convertible at the option of the holders of the 2025 Convertible Notes during the second quarter and fourth quarter of 2021 only. During the years ended December 31, 2023, 2022, and 2021, the 2027 Convertible Notes were not convertible at any time. No conversions of the Convertible Notes occurred during the years ended December 31, 2023, 2022, and 2021. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods. As of December 31, 2023, the last reported sale price of the Company’s class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, December 31, 2023 was greater than or equal to 130% of the conversion price of the 2025 Convertible Notes on each applicable trading day. Therefore, the 2025 Convertible Notes are convertible at the option of the holders of the 2025 Convertible Notes during the first quarter of 2024.

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

Although the Convertible Notes each contain embedded conversion features, the Company accounts for each of the Convertible Notes in its entirety as a liability because the conversion features are indexed to the Company’s class A common stock and meet the criteria for classification in stockholders’ equity and therefore do not qualify for separate derivative accounting. As of December 31, 2023 and 2022, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s convertible debt instruments as of December 31, 2023 (in thousands):

	December 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(6,069)	$643,931	$1,074,713	Level 2
2027 Convertible Notes	1,050,000	(12,694)	1,037,306	913,808	Level 2
Total	$1,700,000	$(18,763)	$1,681,237	$1,988,521

The following is a summary of the Company’s convertible debt instruments as of December 31, 2022 (in thousands):

	December 31, 2022
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(9,112)	$640,888	$364,000	Level 2
2027 Convertible Notes	1,050,000	(16,723)	1,033,277	394,800	Level 2
Total	$1,700,000	$(25,835)	$1,674,165	$758,800

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the years ended December 31, 2023, 2022 and 2021, interest expense related to the Convertible Notes was as follows (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Contractual	Amortization of		Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$4,875	$3,043	$7,918	$4,875	$3,006	$7,881	$4,875	$2,970	$7,845
2027 Convertible Notes	0	4,029	4,029	0	4,014	4,014	0	3,433	3,433
Total	$4,875	$7,072	$11,947	$4,875	$7,020	$11,895	$4,875	$6,403	$11,278

The Company paid $4.9 million, $4.9 million and $4.9 million, respectively, in interest related to the 2025 Convertible Notes during the years ended December 31, 2023, 2022, and 2021. The Company has not paid any additional interest or special interest related to the 2025 Convertible Notes or the 2027 Convertible Notes, respectively, to date.

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

The 2028 Secured Notes and the related guarantees are secured, on a senior secured basis with the Company’s existing and future senior indebtedness, by a security interest in substantially all of the Company’s and the Subsidiary Guarantors’ assets (the “Collateral”). The Collateral includes any bitcoins or other digital assets acquired by the Company or a Subsidiary Guarantor on or after June 14, 2021, but excludes bitcoins held by MacroStrategy and certain other excluded assets. As of December 31, 2023, approximately 16,081 of the bitcoins held by the Company serve as part of the Collateral. MacroStrategy is the Company’s subsidiary formed to hold bitcoins and digital assets that are not included in the Collateral, including bitcoins acquired before June 14, 2021, bitcoins that MacroStrategy acquired using the proceeds from the 2025 Secured Term Loan, and bitcoins purchased by MacroStrategy from contributions made to it by the Company with the proceeds from sales of the Company’s class A common stock, such as sales of the Company’s class A common stock pursuant to the equity offerings described in Note 13, At-the-Market Equity Offerings, to the Consolidated Financial Statements.

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

At any time and from time to time prior to June 15, 2024, the Company may redeem some or all of the 2028 Secured Notes at a redemption price equal to 100% of the principal amount of the 2028 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium as set forth in the 2028 Secured Notes Indenture. At any time and from time to time on or after June 15, 2024, the Company may redeem some or all of the 2028 Secured Notes at the redemption prices described in the 2028 Secured Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 15, 2024, but not more than once during each consecutive twelve-month period, the Company may redeem up to 10% of the aggregate principal amount of the 2028 Secured Notes at a redemption price equal to 103% of the principal amount of the 2028 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 15, 2024, the Company may redeem, on one or more occasions, up to 40% of the aggregate principal amount of the 2028 Secured Notes with the proceeds of certain equity offerings, at a redemption price equal to 106.125% of the principal amount of the 2028 Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company has not redeemed any of the 2028 Secured Notes as of December 31, 2023.

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

The 2028 Secured Notes include a springing maturity feature that will cause the stated maturity date to spring ahead to: (1) September 15, 2025 (the “First Springing Maturity Date”), unless on the First Springing Maturity Date (i) the Company has Liquidity (as defined in the 2028 Secured Notes Indenture) in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2025 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2025 Convertible Notes remains outstanding, (2) November 16, 2026 (the “Second Springing Maturity Date”), unless on the Second Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2027 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2027 Convertible Notes remains outstanding, or (3) the date (such date, an “FCCR Springing Maturity Date”) that is 91 days prior to the maturity date of any future convertible debt that we may issue that is then outstanding (the “FCCR Convertible Indebtedness”), unless on the FCCR Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on such FCCR Convertible Indebtedness or (ii) less than $100,000,000 of the aggregate principal amount of such FCCR Convertible Indebtedness remains outstanding. “Liquidity” is defined in the 2028 Secured Notes Indenture and includes the Digital Asset Market Value (as defined in the 2028 Secured Notes Indenture) of the bitcoin owned by the Company and its Restricted Subsidiaries (as defined in the 2028 Secured Notes Indenture) immediately prior to the issuance of the 2028 Secured Notes (which are referred to as “Existing Digital Assets”). As of December 31, 2023, for purposes of calculating Liquidity, the Company and its Restricted Subsidiaries owned approximately 92,079 Existing Digital Assets, all of which were unencumbered.

The 2028 Secured Notes Indenture contains certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates. The Company was in compliance with its debt covenants as of December 31, 2023.

The Company incurred approximately $12.8 million in customary offering expenses associated with the 2028 Secured Notes. The Company accounts for these issuance costs as a reduction to the principal amount of the 2028 Secured Notes and amortizes the issuance costs to interest expense over the contractual term of the 2028 Secured Notes at an effective interest rate of 6.58%. As of December 31, 2023 and 2022, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2028 Secured Notes as of December 31, 2023 (in thousands):

	December 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(8,807)	$491,193	$485,070	Level 2

The following is a summary of the 2028 Secured Notes as of December 31, 2022 (in thousands):

	December 31, 2022
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(10,453)	$489,547	$369,800	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the years ended December 31, 2023, 2022, and 2021, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Contractual	Amortization of		Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$30,625	$1,646	$32,271	$30,625	$1,541	$32,166	$16,674	$798	$17,472

The Company paid $30.6 million, $30.6 million, and $15.4 million, respectively, in interest related to the 2028 Secured Notes during the years ended December 31, 2023, 2022, and 2021.

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

Prior to the prepayment, the 2025 Secured Term Loan was a senior secured obligation of MacroStrategy that bore interest at a floating rate equal to the Secured Overnight Financing Rate 30 Day Average, as published by the Federal Reserve Bank of New York’s website, plus 3.70%, with a floor of 3.75%, with interest payable monthly in arrears beginning May 2022. The 2025 Secured Term Loan was scheduled to mature on March 23, 2025, unless earlier prepaid or repaid in accordance with the terms of the Credit and Security Agreement. The total net proceeds from the 2025 Secured Term Loan, after deducting lender fees and third-party costs, were approximately $204.6 million.

In accordance with the terms of the Credit and Security Agreement, the 2025 Secured Term Loan was initially collateralized at closing by bitcoin with a value of approximately $820.0 million placed in a collateral account (the “Bitcoin Collateral Account”) with a custodian mutually authorized by Silvergate and MacroStrategy. While the 2025 Secured Term Loan was outstanding, MacroStrategy was required to maintain a loan to collateral value ratio (“LTV Ratio”) of less than 50%. As a result, MacroStrategy was required to maintain more than $410.0 million of bitcoin in the Bitcoin Collateral Account, assuming the full $205.0 million of 2025 Secured Term Loan principal remained outstanding.

The Company incurred approximately $0.4 million in lender fees and third-party costs (“issuance costs”) associated with the 2025 Secured Term Loan. The Company accounted for these issuance costs as a reduction to the principal amount of the 2025 Secured Term Loan and amortized the issuance costs to interest expense over the contractual term of the 2025 Secured Term Loan at an effective interest rate of 3.87% until the 2025 Secured Term Loan's prepayment in March 2023. As of December 31, 2022, the net carrying value of the 2025 Secured Term Loan was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet.

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

No interest expense related to the 2025 Secured Term Loan was recognized after the debt was repaid in full during the first quarter of 2023. For the years ended December 31, 2023 and 2022, interest expense related to the 2025 Secured Term Loan was as follows (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Secured Term Loan	$3,781	$31	$3,812	$9,006	$103	$9,109

The Company paid a final $5.1 million in interest related to the 2025 Secured Term Loan during the first quarter of 2023, $1.1 million of which was included in the Payoff Amount. The Company paid $7.7 million in interest related to the 2025 Secured Term Loan during the year ended December 31, 2022.

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. After monthly payments made under the terms of the agreement, the loan had a net carrying value of $10.2 million and $10.6 million as of December 31, 2023 and 2022, respectively, and an outstanding principal balance of $10.3 million and $10.9 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, $0.5 million and $0.5 million of the respective net carrying values were short-term and presented in "Current portion of long-term debt, net" in the Consolidated Balance Sheets.

Maturities

The following table shows the maturities of the Company’s debt instruments as of December 31, 2023 (in thousands). The principal payments related to the 2028 Secured Notes are included in the table below based on the First Springing Maturity Date of September 15, 2025, as if the springing maturity feature discussed above were triggered. As of December 31, 2023, the Company expects to be able to satisfy the requirements in the 2028 Secured Notes Indenture to avoid triggering the springing maturity feature of the 2028 Secured Notes.

Payments due by period ended December 31,	2025 Convertible Notes	2027 Convertible Notes	2028 Secured Notes	Other long-term secured debt	Total
2024	$0	$0	$0	$539	$539
2025	650,000	0	500,000	570	1,150,570
2026	0	0	0	600	600
2027	0	1,050,000	0	8,633	1,058,633
2028	0	0	0	0	0
Thereafter	0	0	0	0	0
Total	$650,000	$1,050,000	$500,000	$10,342	$2,210,342

(9) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of December 31, 2023 or December 31, 2022.

The following table shows future minimum payments related to noncancelable purchase agreements with initial terms of greater than one year and anticipated payments related to the mandatory deemed repatriation transition tax resulting from the U.S. Tax Cuts and Jobs Act (“Transition Tax”) based on the expected due dates of the various installments as of December 31, 2023 (in thousands):

Year	Purchase Obligations	Transition Tax
2024	$22,003	$7,379
2025	31,633	9,223
2026	57,132	0
2027	25,000	0
2028	0	0
Thereafter	0	0
	$135,768	$16,602

(b) Contingencies

Brazil Matter

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

The Company believes that a loss is probable in connection with these Brazilian matters. The Company has estimated a minimum loss of $1.2 million in respect of these matters. Given the stage of these matters, as of December 31, 2023, the Company remains unable to reasonably estimate a range of loss beyond such minimum loss. The aggregate accrued amount for these matters is included as a component of “Accounts payable, accrued expenses, and operating lease liabilities” in the Consolidated Balance Sheet as of December 31, 2023. No amounts were accrued as of December 31, 2022, as the minimum loss was not estimable at such date. The final outcome of these matters may result in a loss that is significantly greater than this accrued amount. Any loss associated with the final outcome of these matters may result in a material impact on the Company’s earnings and financial results for the period in which any such additional liability is accrued. However, the Company believes that any loss associated with the final outcome of these matters will not have a material effect on the Company’s financial position.

Daedalus Matter

As previously reported, on November 4, 2020, a complaint was filed against the Company in the U.S. District Court for the Eastern District of Virginia by a patent assertion entity called Daedalus Blue, LLC (“Daedalus”). In its complaint, Daedalus alleges that the Company has infringed U.S. Patent Nos. 8,341,172 (the “’172 Patent”) and 9,032,076 (the “’076 Patent”) based on specific functionality in the MicroStrategy platform. The ’172 Patent relates to a method for providing aggregate data access in response to a query, whereas the ’076 Patent relates to a role-based access control system.

On January 5, 2024, Daedalus and the Company entered into a Memorandum of Understanding (“MOU”) pursuant to which the parties agreed to settle the matter. Under the MOU, the Company received a fully paid-up license to all patents owned by Daedalus as of January 5, 2024, including the ’172 Patent and the ’076 Patent. The court cancelled the trial scheduled to begin on January 8, 2024 and suspended all case deadlines. On January 29, 2024, the parties executed a formal settlement agreement memorializing the terms set forth in the MOU and agreed to file a stipulation of dismissal with the court by February 27, 2024.

False Claims Act Matter

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

Various Legal Proceedings and Contingent Liabilities

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

(10) Income Taxes

U.S. and international components of (loss) income before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
U.S.	$(157,810)	$(1,362,230)	$(854,610)
Foreign	33,285	39,765	43,221
Total	$(124,525)	$(1,322,465)	$(811,389)

The (benefit from) provision for income taxes (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$2,774	$9,278	$(4,622)
State	3,376	5,362	2,184
Foreign	9,146	8,139	5,533
	$15,296	$22,779	$3,095

Deferred:
Federal	$(374,800)	$89,581	$(204,784)
State	(194,374)	34,521	(74,796)
Foreign	232	451	576
	$(568,942)	$124,553	$(279,004)
Total (benefit) provision	$(553,646)	$147,332	$(275,909)

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss before income taxes as follows for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	8.4%	7.3%	9.1%
Other international components	(3.4)%	(0.1)%	0.2%
Change in valuation allowance	409.5%	(38.6)%	0.0%
Non-deductible officers compensation	(5.5)%	(0.3)%	(1.0)%
Research and development tax credit	2.7%	0.1%	0.8%
Share-based compensation	3.4%	(0.1)%	4.0%
Rate changes, including states	11.0%	(0.3)%	0.0%
Other permanent differences (1)	(2.5)%	(0.1)%	(0.1)%
Effective income tax rate	444.6%	-11.1%	34.0%

(1) Included in the “Other permanent differences” category in the table above are other permanent items, each below the threshold required for separate presentation in the table.

The Company’s U.S. and foreign effective tax rates for loss before income taxes were as follows for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
U.S.	356.8%	(10.2)%	33.0%
Foreign	28.2%	21.6%	14.1%
Combined	444.6%	(11.1)%	34.0%

The change in the Company’s effective tax rate in 2023, as compared to 2022, was primarily due to (i) the release of the valuation allowance during 2023 on the Company’s deferred tax asset related to the impairment on its bitcoin holdings, attributable to the increase in the market value of bitcoin as of December 31, 2023 compared to December 31, 2022, compared to (ii) the establishment of a valuation allowance during 2022 on the Company’s deferred tax asset related to the impairment on its bitcoin holdings, attributable to the decrease in market value of bitcoin as of December 31, 2022 compared to December 31, 2021.

As of December 31, 2023 and 2022, the amount of cash and cash equivalents held by the Company’s U.S. entities was $10.5 million and $14.8 million, respectively, and by the Company’s non-U.S. entities was $36.3 million and $29.0 million, respectively. The Company earns a significant amount of its revenues outside the United States. The Company repatriated foreign earnings and profits of $20.3 million during 2023 and $44.7 million during 2022. As of December 31, 2023, the Company has not indefinitely reinvested any of its undistributed foreign earnings and has recorded a deferred tax liability of $2.9 million on undistributed foreign earnings related to foreign withholding tax and U.S. state income taxes.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows for the periods indicated:

	December 31,
	2023	2022
Deferred tax assets, net:
Net operating loss carryforwards	$727	$723
Tax credit carryforwards	1,841	1,677
Intangible assets, including capitalized R&D	57,410	41,082
Deferred revenue	1,481	24,747
Accrued compensation	5,882	6,602
Share-based compensation expense	30,345	23,305
Digital asset impairment losses	652,280	607,659
Interest expense carryforward	11,627	1,239
Lease liability	18,197	14,861
Other	4,699	1,887
Deferred tax assets before valuation allowance	784,489	723,782
Valuation allowance	(1,427)	(511,412)
Deferred tax assets, net of valuation allowance	783,062	212,370

Deferred tax liabilities:
Prepaid expenses and other	3,681	4,372
Property and equipment	1,062	1,786
Deferred tax on undistributed foreign earnings	2,923	2,231
Right of use asset	18,180	16,027
Total deferred tax liabilities	25,846	24,416
Total net deferred tax asset	$757,216	$187,954

Reported as:
Non-current deferred tax assets, net	757,573	188,152
Non-current deferred tax liabilities	(357)	(198)
Total net deferred tax asset	$757,216	$187,954

The Company had no U.S. NOL carryforwards as of December 31, 2023 and 2022. The Company had $3.0 million and $3.3 million of foreign NOL carryforwards as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company also had gross state NOLs of $10.1 million of which $9.1 million will expire by 2042 and the remainder can be carried forward indefinitely.

The Company’s valuation allowance of $1.4 million at December 31, 2023 primarily related to the Company’s deferred tax assets related to foreign tax credits in certain jurisdictions that, in the Company’s present estimation, more likely than not will not be realized. The Company’s valuation allowance of $511.4 million at December 31, 2022 primarily related to the Company’s deferred tax asset related to the impairment on its bitcoin holdings, and was based on the market value of bitcoin at December 31, 2022.

Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. The Company’s ability to realize its net deferred tax assets of $757.6 million as of December 31, 2023 is primarily dependent upon generating sufficient taxable income of the proper character in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of these deferred tax assets primarily due to the fact that the excess of the market value of the Company’s bitcoin over the cost basis of the Company’s bitcoin as of December 31, 2023 results in a significant built-in gain for tax purposes and is therefore a source of future taxable income that is expected to allow all of the U.S. net deferred tax assets to be realized. As part of the assessment of the amount of the valuation allowance, management has asserted that it has the ability and intent to execute tax planning strategies if necessary, including selling bitcoin with a built-in gain.

After consideration of all available evidence, the Company has concluded that, as of December 31, 2023, it is more likely than not that its deferred tax assets, with the exception of certain foreign tax credits for which a valuation allowance has been established, will be realized. If the market value of bitcoin declines in future periods, the Company would need to assess other sources of forecasted taxable income of proper character, which could result in additional valuation allowances being recorded.

As of December 31, 2023 and 2022, the Company had income taxes receivable of $15.3 million and $2.5 million, respectively, recorded in “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets.

As of December 31, 2023, the Company had gross unrecognized income tax benefits of $8.3 million, including accrued interest, all of which was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. The change in unrecognized income tax benefits (in thousands) is presented in the table below for the periods indicated:

	2023	2022	2021
Unrecognized income tax benefits at beginning of year	$5,811	$5,960	$4,293
Increase (decrease) related to positions taken in prior period	1,458	(67)	1,082
Increase related to positions taken in current period	930	318	1,146
Decrease related to settlement with tax authorities	0	(40)	0
Decrease related to expiration of statute of limitations	(301)	(360)	(561)
Unrecognized income tax benefits at end of year	7,898	5,811	5,960
Accrued interest	352	276	272
Gross unrecognized income tax benefits at end of year	$8,250	$6,087	$6,232

If recognized, $8.0 million of the gross unrecognized income tax benefits as of December 31, 2023 would impact the Company’s effective tax rate. Over the next 12 months, the amount of the Company’s liability for unrecognized income tax benefits shown above is not expected to change materially. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the (benefit from) provision for income taxes. During the years ended December 31, 2023, 2022, and 2021, the Company released or recognized an immaterial amount of accrued interest. The amount of accumulated accrued interest related to the above unrecognized income tax benefits was approximately $0.4 million and $0.3 million as of December 31, 2023 and 2022, respectively.

The Company files tax returns in numerous foreign countries as well as the United States and its tax returns may be subject to audit by tax authorities in all countries in which it files. Each country has its own statute of limitations for making assessment of additional tax liabilities. The Company’s U.S. tax returns for tax years from 2019 and forward are subject to potential examination by the Internal Revenue Service. However, due to the Company’s use of state NOL carryovers in the United States, state tax authorities may attempt to reduce or fully offset the amount of state NOL carryovers from tax years ended 2011 and forward that the Company used in later tax years. The Company’s major foreign tax jurisdictions and the tax years that remain subject to potential examination are Italy for tax years 2017 and forward; Poland and China for tax years 2019 and forward; and Spain, Germany, and the United Kingdom for tax years 2020 and forward. To date there have been no material audit assessments related to audits in the United States or any of the applicable foreign jurisdictions.

(11) Share-based Compensation

Stock Incentive Plans

On May 24, 2023, the Company’s stockholders approved the Company’s 2023 Equity Plan, which became effective as of such date. No awards may be granted under the 2023 Equity Plan more than 10 years after the 2023 Equity Plan’s effective date. No new awards will be granted under the Company’s 2013 Equity Plan, though awards previously granted under the 2013 Equity Plan remain outstanding in accordance with their terms. Under the Stock Incentive Plans, the Company’s employees, officers, directors, and other eligible participants may be (with respect to the 2023 Equity Plan) and have been (with respect to both the 2023 Equity Plan and the 2013 Equity Plan) awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards. Additionally, under the 2023 Equity Plan, awards may be and have been granted that are subject to the achievement of one or more performance measures established by the Company’s Board of Directors or a duly authorized committee thereof. Any shares issued under the Stock Incentive Plans may consist in whole or in part of authorized but unissued shares or treasury shares.

An aggregate of up to 1,932,703 shares of the Company’s class A common stock were initially authorized for issuance under the 2023 Equity Plan, comprised of (i) 200,000 shares of the Company’s class A common stock authorized under the 2023 Equity Plan and (ii) up to an aggregate of 1,732,703 shares of the Company’s class A common stock consisting of: (a) the shares of class A common stock reserved for issuance under the 2013 Equity Plan that remained available for grant as of May 23, 2023, and (b) shares of class A common stock subject to awards granted under the 2013 Equity Plan that were outstanding as of May 23, 2023 and which subsequently expire, terminate or are otherwise surrendered, cancelled or forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, including shares subject to awards granted under the 2013 Equity Plan that are delivered (either by actual delivery, attestation or net exercise) to the Company by a participant to (x) purchase shares upon the exercise of such award or (y) satisfy tax withholding obligations with respect to such awards, including shares retained from the award creating the tax obligation, subject, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended. As of December 31, 2023, there were 238,593 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan.

In determining related share-based compensation expense for any award under the Stock Incentive Plans, the Company has made an accounting policy election to account for forfeitures of awards as they occur and therefore share-based compensation expense presented below has not been adjusted for any estimated forfeitures.

Stock option awards

Stock options granted under the Stock Incentive Plans must have an exercise price equal to at least the fair market value of the Company’s class A common stock on the date of grant, become exercisable as established by the Board of Directors or the Compensation Committee, and expire no later than 10 years following the date of grant. The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). With the exception of stock option awards to non-employee members of the Company’s Board of Directors under the 2023 Equity Plan, which vest in full after one year, the stock option awards granted to date vest in equal annual installments over an approximately four-year vesting period (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable option agreement or otherwise in accordance with provisions of the Stock Incentive Plans).

Share-based compensation expense related to stock option awards is based on the fair value of the stock option awards on the date of grant, as estimated using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of certain management assumptions, including the expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The Company estimates the term over which option holders are expected to hold their stock options by using the simplified method for “plain-vanilla” stock option awards because the Company’s stock option exercise history does not provide a reasonable basis to compute the expected term for stock options granted under the Stock Incentive Plans. During 2021, 2022 and 2023, as a result of the significant increase in the Company’s stock price volatility, the Company established estimates for the expected stock price volatility by calculating a blended rate from the historical stock price volatility of its class A common stock and the implied volatility of the Company’s traded financial instruments with similar terms to the respective award. For stock options granted prior to 2021, the Company relied exclusively on its historical stock price volatility using a simple average calculation method to estimate the expected stock price volatility over the expected term because the Company believed at the date of grant that future volatility was unlikely to differ from the past. The risk-free interest rate is based on U.S. Treasury securities with terms that approximate the expected term of the stock options. The expected dividend yield is zero, as the Company has not previously declared cash dividends and does not currently intend to declare cash dividends in the foreseeable future. These assumptions are based on management’s best judgment, and changes to these assumptions could materially affect the fair value estimates and amount of share-based compensation expense recognized.

As of December 31, 2023, there were options to purchase 1,293,627 shares of class A common stock outstanding under the Stock Incentive Plans. The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the periods indicated:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2021	1,157	$139.48
Granted	305	676.10
Exercised	(269)	151.19	$163,427
Forfeited/Expired	(26)	499.11
Balance as of December 31, 2021	1,167	268.74
Granted	440	346.15
Exercised	(9)	137.51	$1,469
Forfeited/Expired	(21)	498.69
Balance as of December 31, 2022	1,577	288.30
Granted	37	290.11
Exercised	(175)	173.83	$36,636
Forfeited/Expired	(145)	441.50
Balance as of December 31, 2023	1,294	$286.78
Exercisable as of December 31, 2023	859	$221.95	$357,749	3.4
Expected to vest as of December 31, 2023	435	$414.59	100,600	8.0
Total	1,294	$286.78	$458,349	5.0

Stock options outstanding as of December 31, 2023 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at December 31, 2023
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	727	$135.79	2.7
$200.01 - $300.00	111	$251.58	8.9
$300.01 - $400.00	3	$301.63	9.4
$400.01 - $500.00	247	$410.26	8.1
$600.01 - $691.23	206	$691.23	7.1
Total	1,294	$286.78	5.0

An aggregate of 260,625, 245,500, and 200,625 stock options with an aggregate grant date fair value of $51.6 million, $35.8 million, and $11.0 million vested during the years ended December 31, 2023, 2022, and 2021, respectively.

The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $194.94, $201.64, and $372.05 for each share subject to a stock option granted during the years ended December 31, 2023, 2022, and 2021, respectively, based on the following assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected term of options in years	5.5 - 6.3	6.3	6.3
Expected volatility	70.6% - 74.1%	58.4% - 75.5%	56.8% - 59.0%
Risk-free interest rate	3.7% - 4.4%	1.9% - 3.9%	0.8% - 1.1%
Expected dividend yield	0.0%	0.0%	0.0%

The Company recognized approximately $44.8 million, $48.3 million, and $32.0 million in share-based compensation expense for the years ended December 31, 2023, 2022, and 2021, respectively, from stock options granted under the Stock Incentive Plans. As of December 31, 2023, there was approximately $70.8 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.0 years.

Share-settled restricted stock units

Share-settled restricted stock units granted under the Stock Incentive Plans entitle recipients to receive a number of shares of the Company’s class A common stock over a vesting period, as specified in the applicable restricted stock unit agreement. Although the Company may in its sole discretion elect to pay fully or partially in cash in lieu of settling solely in shares, it does not currently intend to do so.

Share-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s class A common stock on the date of grant. The Company recognizes share-based compensation expense associated with such share-settled restricted stock unit awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). With the exception of share-settled restricted stock unit awards to non-employee members of the Company’s Board of Directors, which vest in full after one year, the share-settled restricted stock unit awards granted to date vest in equal annual installments over a four-year period (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the Stock Incentive Plan or applicable restricted stock unit agreement). Upon vesting of the share-settled restricted stock units, the Company covers the minimum tax withholding obligation in most jurisdictions by withholding shares with equivalent value based on the closing stock price on the vesting date. For these jurisdictions, the Company then pays the withholding tax obligation to the appropriate taxing authorities which is reflected as a financing activity on the Consolidated Statements of Cash Flows.

As of December 31, 2023, there were 185,153 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2021	74
Granted	58
Vested	(17)	$13,803
Forfeited	(10)
Balance as of December 31, 2021	105
Granted	60
Vested	(28)	$6,604
Forfeited	(17)
Balance as of December 31, 2022	120
Granted	123
Vested	(37)	$14,817
Forfeited	(21)
Balance as of December 31, 2023	185
Expected to vest as of December 31, 2023	185	$116,946

During the year ended December 31, 2023, 36,502 share-settled restricted stock units having an aggregate grant date fair value of $13.5 million vested, and 10,440 shares were withheld to satisfy tax obligations, resulting in 26,062 issued shares. During the year ended December 31, 2022, 28,180 share-settled restricted stock units having an aggregate grant date fair value of $12.3 million vested, and 9,467 shares were withheld to satisfy tax obligations, resulting in 18,713 issued shares. During the year ended December 31, 2021, 17,004 share-settled restricted stock units having an aggregate grant date fair value of $3.3 million vested, and 5,857 shares were withheld to satisfy tax obligations, resulting in 11,147 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the years ended December 31, 2023, 2022, and 2021 was $292.83, $246.17 and $736.46, respectively, based on the fair value of the Company’s class A common stock. The Company recognized approximately $17.4 million, $13.4 million, and $8.0 million in share-based compensation expense for the years ended December 31, 2023, 2022, and 2021, respectively, from share-settled restricted stock units granted under the Stock Incentive Plans. As of December 31, 2023, there was approximately $49.4 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.8 years.

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

The TSR Goal is considered a “market condition” under ASC 718, Compensation—Stock Compensation. The Company uses a Monte Carlo simulation model to determine the grant date fair value of performance awards with a market condition. The Monte Carlo simulation takes into consideration the assumptions noted below, in addition to the probability that the market condition will be achieved based on predicted stock price paths compared to peer companies in the Nasdaq Composite Index. The Company did not grant any performance awards prior to 2023. The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $486.18 for each performance stock unit granted during the year ended December 31, 2023 based on the following assumptions:

Year ending December 31,
2023
Expected term of awards in years	3.0
Expected volatility	95.6%
Risk-free interest rate	4.1%
Expected dividend yield	0.0%

Since the Company accounts for forfeitures as they occur, as long as the performance stock unit recipient provides service to the Company during the requisite service period, share-based compensation expense associated with the grant date fair value of the performance stock units is recognized ratably over the performance period, regardless of the Company’s actual level of achievement against the TSR Goal.

As of December 31, 2023, there were 25,375 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the period indicated:

	Share-Settled Performance Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2023	0
Granted	27
Vested	0	$0
Forfeited	(2)
Balance as of December 31, 2023	25
Expected to vest as of December 31, 2023	25	$32,055

No performance stock units vested during the year ended December 31, 2023. For the year ended December 31, 2023, the Company recognized approximately $2.3 million in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of December 31, 2023, there was approximately $10.0 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.5 years.

Other stock-based awards and cash-settled restricted stock units

During 2021, the Company granted 9,000 “other stock-based awards” under the 2013 Equity Plan. Other stock-based awards were not granted in 2023 or 2022. As of December 31, 2023, there were a total of 10,250 other stock-based awards outstanding under the 2013 Equity Plan. These other stock-based awards are similar to stock options, except these awards are settled in cash only and not in shares of the Company’s class A common stock.

During 2021, the Company granted 900 cash-settled restricted stock units under the 2013 Equity Plan. Cash-settled restricted stock units were not granted in 2023 or 2022. As of December 31, 2023, there were a total of 250 cash-settled restricted stock units outstanding under the 2013 Equity Plan. These cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except they are settled in cash only and not in shares of the Company’s class A common stock.

Both the other stock-based awards and the cash-settled restricted stock units are classified as liabilities in the Company’s Consolidated Balance Sheets due to the required cash settlement feature and the fair value of the awards is remeasured each quarterly reporting period. The Company recognized approximately $3.2 million and $1.4 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units for the years ended December 31, 2023 and 2021. During the year ended December 31, 2022, the Company recognized a reduction of approximately $0.5 million in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of December 31, 2023, there was approximately $1.2 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 1.1 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

In 2021, the Company adopted, and the Company’s stockholders approved, the 2021 ESPP. The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock, commencing at such time and on such dates as the Board of Directors of the Company shall determine. The first offering period under the 2021 ESPP commenced on February 16, 2021 and ended on August 15, 2021. After this first offering period, the Board of Directors of the Company determined to provide subsequent 6-month offering periods commencing on each March 1 and September 1 for the remaining term of the 2021 ESPP. An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the years ended December 31, 2023, 2022, and 2021, 19,856 shares,15,925 shares, and 4,612 shares, respectively, of class A common stock were issued in connection with the 2021 ESPP. As of December 31, 2023, 59,607 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

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

During the years ended December 31, 2023, 2022, and 2021, the Company recognized approximately $1.9 million, $2.4 million and $2.6 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of December 31, 2023, there was approximately $0.3 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.2 years.

Tax Benefits Related to Equity Plans

The following table summarizes the tax (benefit) expense related to the Company’s equity plans (in thousands) for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Tax (benefit) expense related to:
Share-based compensation expense	$(12,874)	$(12,155)	$(8,260)
Exercises of stock options and vesting of share-settled restricted stock units	(3,367)	1,370	(37,664)
Total tax benefit related to the Company's equity plans	$(16,241)	$(10,785)	$(45,924)

(12) Basic and Diluted Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) - Basic	$429,121	$(1,469,797)	$(535,480)
Effect of dilutive shares on net income (loss):
Interest expense on 2025 Convertible Notes, net of tax	5,648	0	0
Interest expense on 2027 Convertible Notes, net of tax	2,874	0	0
Net income (loss) - Diluted	$437,643	$(1,469,797)	$(535,480)

Denominator:
Weighted average common shares of class A common stock	11,707	9,357	8,056
Weighted average common shares of class B common stock	1,964	1,964	1,964
Total weighted average shares of common stock outstanding - Basic	13,671	11,321	10,020

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	461	0	0
Restricted stock units	54	0	0
Performance stock units	13	0	0
Employee stock purchase plan	1	0	0
2025 Convertible Notes	1,633	0	0
2027 Convertible Notes	733	0	0
Total weighted average shares of common stock outstanding - Diluted	16,566	11,321	10,020

Earnings (loss) per share:
Basic earnings (loss) per share (1)	$31.39	$(129.83)	$(53.44)
Diluted earnings (loss) per share (1)	$26.42	$(129.83)	$(53.44)

(1) Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The following weighted average shares of potential class A common stock were excluded from the diluted earnings (loss) per share calculation because their impact would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2023	2022	2021
Stock options	590	1,462	1,233
Restricted stock units	30	119	95
Performance stock units	0	0	0
Employee stock purchase plan	5	6	2
2025 Convertible Notes	0	1,633	1,633
2027 Convertible Notes	0	733	635
Total	625	3,953	3,598

(13) At-the-Market Equity Offerings

During 2023, 2022, and 2021, the Company entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its class A common stock through at-the-market equity offering programs. Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the at-the-market equity offering programs and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights. The following table summarizes the terms and provisions of each sales agreement, and sales activity pursuant to each at-the-market equity offering program that was active during 2023, 2022, or 2021. The maximum aggregate offering price and net proceeds (less sales commissions and expenses) for each at-the-market equity offering program in the following table are reported in thousands.

	November 2023 Sales Agreement	August 2023 Sales Agreement	May 2023 Sales Agreement	2022 Sales Agreement	2021 Sales Agreement
Agreement effective date	November 30, 2023	August 1, 2023	May 1, 2023	September 9, 2022	June 14, 2021
Sales agents	Cowen and Company, LLC, Canaccord Genuity LLC, and BTIG, LLC ("November 2023 Sales Agents")	Cowen and Company, LLC, Canaccord Genuity LLC, and Berenberg Capital Markets LLC ("August 2023 Sales Agents")	Cowen and Company, LLC and Canaccord Genuity LLC ("May 2023 Sales Agents")	Cowen and Company, LLC and BTIG, LLC ("2022 Sales Agents")	Jefferies, LLC ("2021 Sales Agents")
Maximum aggregate offering price	$750,000	$750,000	$625,000	$500,000	$1,000,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%	2.0%	2.0%	2.0%
Date terminated	n/a	November 29, 2023	August 1, 2023	May 1, 2023	December 28, 2021
Shares sold under such sales agreement during the year ended:
December 31, 2023	1,076,915	1,592,950	1,079,170	1,348,855	n/a
December 31, 2022	n/a	n/a	n/a	218,575	n/a
December 31, 2021	n/a	n/a	n/a	n/a	1,413,767
Net proceeds received from shares sold under such sales agreement during the year ended:
December 31, 2023	$609,873	$737,760	$333,494	$338,962	n/a
December 31, 2022	n/a	n/a	n/a	$46,219	n/a
December 31, 2021	n/a	n/a	n/a	n/a	$990,463
As of December 31, 2023:
Cumulative shares sold under such sales agreement	1,076,915	1,592,950	1,079,170	1,567,430	1,413,767
Cumulative net proceeds received from shares sold under such sales agreement	$609,873	$737,760	$333,494	$385,181	$990,463
Maximum aggregate offering price remaining under such sales agreement	$137,765	n/a	n/a	n/a	n/a

The sales commissions and expenses related to each of the above at-the-market equity offering programs are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the corresponding shares are issued and sold.

(14) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2023 under the Share Repurchase Program. The Share Repurchase Program expired by its own terms on April 29, 2023, and no shares of the Company’s class A common stock remain available for repurchase under the Share Repurchase Program. At the time of expiration, the Company had repurchased an aggregate of 5,674,226 shares of its class A common stock at an average price per share of $104.13 and an aggregate cost of $590.9 million pursuant to the Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions. During 2023, 2022 and 2021, the Company did not repurchase any shares of its class A common stock pursuant to the Share Repurchase Program.

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

The Company makes a matching contribution to each 401(k) Plan participant in the amount of 50% of the first 12% of a participant’s contributions, up to a maximum of $5,000 per year. Further, all active participants become fully vested in the Company’s matching contributions after completing four years of employment, vesting in 25% increments at the end of each year of employment with the Company.

The Company made contributions to the 401(k) Plan totaling $2.8 million, $3.1 million, and $2.9 million during the years ended December 31, 2023, 2022, and 2021, respectively.

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

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Year ended December 31, 2023
Total revenues	$284,174	$155,914	$56,173	$496,261
Gross profit	$222,952	$123,510	$39,855	$386,317
Year ended December 31, 2022
Total revenues	$294,697	$152,614	$51,953	$499,264
Gross profit	$240,048	$120,162	$36,065	$396,275
Year ended December 31, 2021
Total revenues	$282,444	$171,140	$57,178	$510,762
Gross profit	$236,646	$139,704	$42,503	$418,853
As of December 31, 2023
Long-lived assets	$75,004	$3,937	$7,343	$86,284
As of December 31, 2022
Long-lived assets	$83,279	$6,466	$3,865	$93,610

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the years ended December 31, 2023, 2022, and 2021, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the years ended December 31, 2023, 2022, and 2021, no individual customer accounted for 10% or more of total consolidated revenues.

As of December 31, 2023 and 2022, no individual foreign country accounted for 10% or more of total consolidated assets.

(17) Related Party Transactions

In June 2021, Michael J. Saylor, the Company’s Chairman of the Board of Directors and Executive Chairman and, at that time, the Company’s Chief Executive Officer, entered into an indemnification agreement (the “Original Agreement”) with the Company for an initial term of 90 days and subject to successive 90-day term extensions at the election of the Company, all of such term extensions were exercised. Pursuant to the Original Agreement, Mr. Saylor provided during the term of the agreement, from his personal funds, indemnity coverage to the Company for the benefit of the directors and officers (“D&Os”) of the Company and its subsidiaries in the event such coverage was not indemnifiable by the Company, up to a total of $40 million. In return, the Company paid Mr. Saylor $388,945 for each of the initial and successive 90-day terms.

On June 12, 2022, Mr. Saylor and the Company entered into a renewed indemnification agreement (the “Renewed Agreement”) for an initial term of 90 days, which became effective upon the expiration of the final 90-day extension of the Original Agreement. In return, the Company paid Mr. Saylor a one-time fee of $388,945 for the initial 90-day term (the “Renewal Payment”).

On June 24, 2022, the Company bound D&O liability insurance policies (the “Initial Commercial Policies”) with several third-party carriers for $30 million in coverage. Concurrently, Mr. Saylor and the Company also entered into (i) an indemnification agreement (the “Excess Agreement”) for Mr. Saylor to provide $10 million in excess indemnity coverage payable only after the exhaustion of the Initial Commercial Policies, and (ii) an indemnification agreement (the “2022 Tail Agreement”) for Mr. Saylor to provide $40 million in indemnity coverage for claims made at any time based on actions or omissions occurring prior to the inception date of the Initial Commercial Policies. The Company paid Mr. Saylor $600,000 for a one-year term under the Excess Agreement, and $150,000 for a 90-day term under the 2022 Tail Agreement. At the option of the Company, the Company was permitted to extend the term under the 2022 Tail Agreement for up to a total of twenty-three additional 90-day periods, for $150,000 per additional 90-day term. In connection with the execution of the Initial Commercial Policies and the release of his obligations under the Renewed Agreement, Mr. Saylor refunded the Company $337,086, which was the pro rata portion of the Renewal Payment attributable to the period from the date of the Initial Commercial Policies through the end of the original term of the Renewed Agreement.

On August 30, 2022, the Company bound additional D&O liability insurance policies (the “Excess Commercial Policies”) with third-party carriers for $10 million in excess coverage payable only after the exhaustion of the Initial Commercial Policies. Effective as of the same date, the Company and Mr. Saylor executed an amendment (the “Amendment”) to the Excess Agreement to limit Mr. Saylor’s obligation to provide indemnification under the Excess Agreement to claims made during the term of the Excess Agreement which arise from wrongful acts occurring upon or after the commencement of the Excess Agreement but prior to the effective date of the Amendment. In connection with the Amendment, Mr. Saylor refunded $489,863 to the Company, representing the pro rata portion of the $600,000 originally paid by the Company to Mr. Saylor under the Excess Agreement attributable to the period from the date of the Amendment through the end of the original term of the Excess Agreement. During the third and fourth quarters of 2022 and the first quarter of 2023, pursuant to the terms of the 2022 Tail Agreement, the Company elected to extend the term of the 2022 Tail Agreement for additional 90-day periods and paid Mr. Saylor $150,000 for each such extension.

On June 12, 2023, the Company bound new D&O liability insurance policies (the “2023 Commercial Policies”) with third-party carriers that provide coverage substantially equivalent to the aggregate coverage provided under the Initial Commercial Policies and the Excess Commercial Policies for a policy period running from June 12, 2023 through June 12, 2024 except that the 2023 Commercial Policies also provide coverage for claims made with respect to wrongful acts or omissions occurring prior to the binding of the Initial Commercial Policies subject to exclusions with respect to claims previously noticed to and accepted by an earlier D&O insurer, claims related to acts or omissions giving rise to such claims, and demands, investigations, suits or other proceedings entered against an insured prior to June 24, 2022, as well as future interrelated wrongful acts (collectively, the “Excluded Claims”).

On June 12, 2023, the Company entered into a new indemnification agreement with Mr. Saylor (the “2023 Tail Agreement”) pursuant to which Mr. Saylor agreed to provide coverage that is similar to the coverage provided under the 2022 Tail Agreement, but only to cover the Excluded Claims for an initial one-year term and for a payment of $157,000. The Company may elect, at its option, to extend the term under the 2023 Tail Agreement for up to a total of four additional one-year periods, for $157,000 per each additional one-year term.

Prior to entering into the Original Agreement, Renewed Agreement, Excess Agreement, 2022 Tail Agreement, and 2023 Tail Agreement with Mr. Saylor, the Company obtained and considered market quotes for D&O liability insurance policies. The Company determined that the policies considered at such times would have provided insufficient coverage and would have required substantial premiums to the extent coverage were available, and that obtaining indemnification coverage provided by Mr. Saylor was appropriate and in the best interests of the Company.

(18) Subsequent Events

Since December 31, 2023 through the date immediately preceding the filing of this Annual Report, the Company has purchased approximately 850 bitcoins for $37.2 million, or approximately $43,723 per bitcoin. All of these approximately 850 bitcoins serve as part of the collateral for the 2028 Secured Notes.

The Company has incurred at least $28.9 million in digital asset impairment losses during the first quarter of 2024 on bitcoin held as of December 31, 2023.

See Note 2(g), Summary of Significant Accounting Policies, and Note 4, Digital Assets, to the Consolidated Financial Statements, for further detail on accounting for digital assets.

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

10.15†	MicroStrategy Incorporated 2023 Equity Incentive Plan.

10.16†

U.S. Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023 (File No. 000-24435)).

10.17†	U.S. Form of RSU Agreement (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023 (File No. 000-24435)).

10.18†

UK Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.19†	UK Form of RSU Agreement (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.20†

China Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.21†	China Form of RSU Agreement (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.22†	Canada Form of RSU Agreement (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.23†

International Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.24†	International Form of RSU Agreement.

10.25†	UK Sub-Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.26†

U.S. Form of Nonstatutory Stock Option Agreement (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.27†

U.S. Form of RSU Agreement (Non-Employee Director) (incorporated herein by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.28†	U.S. Form of PSU Agreement (incorporated herein by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023 (File No. 000-24435)).

10.29†	Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers.

10.30†	Summary of Director Fees, Equity Grants, Perquisites, and Associated Other Compensation Arrangements for Non-Employee Directors.

10.31†

Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC (incorporated herein by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-24435)).

10.32†

Summary of Designated Company Vehicles Policy (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 000-24435)).

10.33†

Amended and Restated Performance Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 000-24435)).

10.34†

Summary of Cash Bonus and Salary Determinations for Certain Executive Officers (incorporated herein by reference to Item 9B to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 000-24435)).

10.35†

2023 Sales Executive Variable Compensation Plan, by and between the registrant and Kevin L. Adkisson (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (File No. 000-24435)).

10.36†

Summary of Certain Provisions of CFO Offer Letter (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (File No. 000-24435)).

10.37†

Agreement, dated as of March 30, 2023, by and between the registrant and Timothy E. Lang (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (File No. 000-24435)).

10.38†

Agreement dated July 12, 2023 between the Company and Kevin Adkisson (incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.39†

MicroStrategy Incorporated 2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on February 1, 2021 (File No. 333-252608)).

10.40†*

Indemnification Agreement, effective as of June 12, 2023, by and between the registrant and Michael J. Saylor (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.41

Sales Agreement, dated as of November 30, 2023, by and among MicroStrategy, Cowen and Company, LLC, Canaccord Genuity LLC and BTIG, LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2023 (File No. 000-24435)).

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Dodd-Frank Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: February 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Phong Le Phong Le	President & Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2024

/s/ Andrew Kang Andrew Kang	Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 15, 2024
/s/ Jeanine Montgomery Jeanine Montgomery	Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)	February 15, 2024

/s/ Michael J. Saylor	Chairman of the Board of Directors & Executive Chairman	February 15, 2024
Michael J. Saylor

/s/ Stephen X. Graham	Director	February 15, 2024
Stephen X. Graham

/s/ Jarrod M. Patten	Director	February 15, 2024
Jarrod M. Patten

/s/ Leslie Rechan	Director	February 15, 2024
Leslie Rechan

/s/ Carl J. Rickertsen	Director	February 15, 2024
Carl J. Rickertsen

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2023, 2022, and 2021

(in thousands)

	Balance at the			Balance at
	beginning of			the end of
	the period	Additions (1)	Deductions	the period
Allowance for credit losses:
December 31, 2023	$2,564	797	(292)	$3,069
December 31, 2022	$2,775	383	(594)	$2,564
December 31, 2021	$2,760	669	(654)	$2,775
Deferred tax valuation allowance:
December 31, 2023	$511,412	193	(510,178)	$1,427
December 31, 2022	$999	510,488	(75)	$511,412
December 31, 2021	$1,259	0	(260)	$999

(1)
Reductions in/charges to revenues and expenses.