Form 10-Q
period 2024-03-31
MICROSTRATEGY Inc
filed 2024-05-01
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of April 24, 2024, the registrant had 15,773,406 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,326	$46,817
Restricted cash	2,402	1,856
Accounts receivable, net	115,150	183,815
Prepaid expenses and other current assets	42,714	35,407
Total current assets	241,592	267,895
Digital assets	5,074,152	3,626,476
Property and equipment, net	29,108	28,941
Right-of-use assets	55,093	57,343
Deposits and other assets	31,757	24,300
Deferred tax assets, net	919,837	757,573
Total assets	$6,351,539	$4,762,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$41,866	$43,090
Accrued compensation and employee benefits	40,617	50,045
Accrued interest	10,878	1,493
Current portion of long-term debt, net	492	483
Deferred revenue and advance payments	215,955	228,162
Total current liabilities	309,808	323,273
Long-term debt, net	3,558,801	2,182,108
Deferred revenue and advance payments	6,486	8,524
Operating lease liabilities	58,430	61,086
Other long-term liabilities	17,552	22,208
Deferred tax liabilities	357	357
Total liabilities	3,951,434	2,597,556
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 24,367 shares issued and 15,683 shares outstanding, and 23,588 shares issued and 14,904 shares outstanding, respectively	24	24
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	4,247,704	3,957,728
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(13,169)	(11,444)
Accumulated deficit	(1,052,352)	(999,234)
Total stockholders’ equity	2,400,105	2,164,972
Total liabilities and stockholders’ equity	$6,351,539	$4,762,528

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
Revenues:
Product licenses	$12,938	$17,412
Subscription services	22,966	18,810
Total product licenses and subscription services	35,904	36,222
Product support	62,685	65,481
Other services	16,657	20,212
Total revenues	115,246	121,915
Cost of revenues:
Product licenses	567	534
Subscription services	8,604	7,856
Total product licenses and subscription services	9,171	8,390
Product support	8,547	5,768
Other services	12,297	13,783
Total cost of revenues	30,015	27,941
Gross profit	85,231	93,974
Operating expenses:
Sales and marketing	33,451	36,106
Research and development	29,183	31,358
General and administrative	34,666	27,906
Digital asset impairment losses	191,633	18,911
Total operating expenses	288,933	114,281
Loss from operations	(203,702)	(20,307)
Interest expense, net	(11,881)	(14,930)
Gain on debt extinguishment	0	44,686
Other income (expense), net	1,696	(1,443)
(Loss) income before income taxes	(213,887)	8,006
Benefit from income taxes	(160,769)	(453,187)
Net (loss) income	$(53,118)	$461,193
Basic (loss) earnings per share (1)	$(3.09)	$38.97
Weighted average shares outstanding used in computing basic (loss) earnings per share	17,194	11,834
Diluted (loss) earnings per share (1)	$(3.09)	$31.79
Weighted average shares outstanding used in computing diluted (loss) earnings per share	17,194	14,575

(1) Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
Net (loss) income	$(53,118)	$461,193
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(1,725)	738
Total other comprehensive (loss) income	(1,725)	738
Comprehensive (loss) income	$(54,843)	$461,931

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, unaudited)

		Class A		Class B Convertible		Additional			Accumulated Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit
Balance at January 1, 2023	$(383,120)	18,269	$18	1,964	$2	$1,841,120	(8,684)	$(782,104)	$(13,801)	$(1,428,355)
Net income	461,193	0	0	0	0	0	0	0	0	461,193
Other comprehensive income	738	0	0	0	0	0	0	0	738	0
Issuance of class A common stock upon exercise of stock options	6,750	44	0	0	0	6,750	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,380	13	0	0	0	2,380	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(514)	4	0	0	0	(514)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	338,962	1,349	2	0	0	338,960	0	0	0	0
Share-based compensation expense	16,822	0	0	0	0	16,822	0	0	0	0
Balance at March 31, 2023	$443,211	19,679	$20	1,964	$2	$2,205,518	(8,684)	$(782,104)	$(13,063)	$(967,162)
Net income	22,243	0	0	0	0	0	0	0	0	22,243
Other comprehensive loss	(87)	0	0	0	0	0	0	0	(87)	0
Issuance of class A common stock upon exercise of stock options	5,354	39	0	0	0	5,354	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(242)	6	0	0	0	(242)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	333,494	1,079	1	0	0	333,493	0	0	0	0
Share-based compensation expense	15,145	0	0	0	0	15,145	0	0	0	0
Balance at June 30, 2023	$819,118	20,803	$21	1,964	$2	$2,559,268	(8,684)	$(782,104)	$(13,150)	$(944,919)
Net loss	(143,441)	0	0	0	0	0	0	0	0	(143,441)
Other comprehensive loss	(2,205)	0	0	0	0	0	0	0	(2,205)	0
Issuance of class A common stock upon exercise of stock options	2,113	10	0	0	0	2,113	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	1,575	7	0	0	0	1,575	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(747)	4	0	0	0	(747)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	147,218	403	0	0	0	147,218	0	0	0	0
Share-based compensation expense	16,764	0	0	0	0	16,764	0	0	0	0
Balance at September 30, 2023	$840,395	21,227	$21	1,964	$2	$2,726,191	(8,684)	$(782,104)	$(15,355)	$(1,088,360)
Net income	89,126	0	0	0	0	0	0	0	0	89,126
Other comprehensive income	3,911	0	0	0	0	0	0	0	3,911	0
Issuance of class A common stock upon exercise of stock options	16,302	82	1	0	0	16,301	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(2,841)	12	0	0	0	(2,841)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	1,200,415	2,267	2	0	0	1,200,413	0	0	0	0
Share-based compensation expense	17,664	0	0	0	0	17,664	0	0	0	0
Balance at December 31, 2023	$2,164,972	23,588	$24	1,964	$2	$3,957,728	(8,684)	$(782,104)	$(11,444)	$(999,234)
Net loss	(53,118)	0	0	0	0	0	0	0	0	(53,118)
Other comprehensive loss	(1,725)	0	0	0	0	0	0	0	(1,725)	0
Issuance of class A common stock upon exercise of stock options	136,088	573	0	0	0	136,088	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,071	7	0	0	0	2,071	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(1,273)	4	0	0	0	(1,273)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	137,152	195	0	0	0	137,152	0	0	0	0
Share-based compensation expense	15,938	0	0	0	0	15,938	0	0	0	0
Balance at March 31, 2024	$2,400,105	24,367	$24	1,964	$2	$4,247,704	(8,684)	$(782,104)	$(13,169)	$(1,052,352)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(53,118)	$461,193
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,050	3,431
Reduction in carrying amount of right-of-use assets	2,110	2,124
Credit losses and sales allowances	24	21
Deferred taxes	(161,097)	(460,061)
Release of liabilities for unrecognized tax benefits	(73)	(102)
Share-based compensation expense	17,791	17,555
Digital asset impairment losses	191,633	18,911
Amortization of issuance costs on long-term debt	2,557	2,210
Gain on debt extinguishment	0	(44,686)
Changes in operating assets and liabilities:
Accounts receivable	12,166	10,241
Prepaid expenses and other current assets	(6,260)	423
Deposits and other assets	(5,339)	(6)
Accounts payable and accrued expenses	(2,005)	4,230
Accrued compensation and employee benefits	(13,279)	(16,327)
Accrued interest	9,385	7,539
Deferred revenue and advance payments	41,560	33,352
Operating lease liabilities	(2,896)	(2,594)
Other long-term liabilities	(7,622)	(57)
Net cash provided by operating activities	28,587	37,397
Investing activities:
Purchases of digital assets	(1,639,309)	(179,275)
Purchases of property and equipment	(1,545)	(499)
Net cash used in investing activities	(1,640,854)	(179,774)
Financing activities:
Proceeds from convertible senior notes	1,403,750	0
Issuance costs paid for convertible senior notes	(28,071)	0
Repayments of secured term loan	0	(159,900)
Repayments of other long-term secured debt	(133)	(128)
Proceeds from sale of common stock under public offerings	137,765	341,062
Issuance costs paid related to sale of common stock under public offerings	(613)	(2,045)
Proceeds from exercise of stock options	134,874	6,750
Proceeds from sales under employee stock purchase plan	2,071	2,380
Payment of withholding tax on vesting of restricted stock units	(1,243)	(497)
Net cash provided by financing activities	1,648,400	187,622
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,078)	351
Net increase in cash, cash equivalents, and restricted cash	35,055	45,596
Cash, cash equivalents, and restricted cash, beginning of period	48,673	50,868
Cash, cash equivalents, and restricted cash, end of period	$83,728	$96,464

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

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the Company’s accounting policies since December 31, 2023.

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

(3) Digital Assets

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

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	March 31,	December 31,
	2024	2023
Approximate number of bitcoins held	214,278	189,150
Digital assets carrying value	$5,074,152	$3,626,476
Cumulative digital asset impairment losses	$2,460,646	$2,269,013

The carrying value on the Company’s Consolidated Balance Sheet at each period-end represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through March 31, 2024 or December 31, 2023, respectively, and not as of March 31, 2024 or December 31, 2023, respectively.

The following table summarizes the Company’s digital asset purchases and digital asset impairment losses (in thousands, except number of bitcoins) for the periods indicated. The Company did not sell any of its bitcoins during the three months ended March 31, 2024 or 2023, respectively.

	Three Months Ended
	March 31,
	2024	2023
Approximate number of bitcoins purchased	25,128	7,500
Digital asset purchases	$1,639,309	$179,275
Digital asset impairment losses	$191,633	$18,911

From time to time, the Company may be extended short-term credits from its execution partners to purchase bitcoin in advance of using cash funds in the Company’s trading account. The trade credits are due and payable in cash within days after they are extended. In the first quarter of 2024, certain of the assets of MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, including bitcoin, were subject to a first priority security interest and lien in order to secure the repayment of short-term trade credits taken in its name. While trade credits are outstanding, the Company may incur interest fees and be required to maintain minimum balances in its trading and collateral accounts with such execution partners. As of March 31, 2024, the Company had no outstanding trade credits payable.

As of March 31, 2024 and December 31, 2023, respectively, approximately 38,557 and 16,081 of the bitcoins held by the Company, which had carrying values of approximately $1.606 billion and $263.9 million on the Company’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively, served as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), as further described in Note 5, Long-term Debt, to the Consolidated Financial Statements.

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

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2024	2023
Billed and billable	$117,257	$186,884
Less: allowance for credit losses	(2,107)	(3,069)
Accounts receivable, net	$115,150	$183,815

Changes in the allowance for credit losses were not material for the three months ended March 31, 2024.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.5 million and $1.2 million, as of March 31, 2024 and December 31, 2023, respectively, related to accrued sales and usage-based royalty revenue and performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. In royalty-based arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $2.7 million and $0.9 million, as of March 31, 2024 and December 31, 2023, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three months ended March 31, 2024 and 2023, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2024	2023
Current:
Deferred product licenses revenue	$2,879	$3,579
Deferred subscription services revenue	60,280	65,512
Deferred product support revenue	148,078	152,012
Deferred other services revenue	4,718	7,059
Total current deferred revenue and advance payments	$215,955	$228,162

Non-current:
Deferred product licenses revenue	$0	$0
Deferred subscription services revenue	1,992	3,097
Deferred product support revenue	4,094	4,984
Deferred other services revenue	400	443
Total non-current deferred revenue and advance payments	$6,486	$8,524

During the three months ended March 31, 2024, the Company recognized revenues of $80.8 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2024. During the three months ended March 31, 2023, the Company recognized revenues of $80.7 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2023. For the three months ended March 31, 2024 and 2023, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of March 31, 2024, the Company had an aggregate transaction price of $338.1 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. The Company expects to recognize $247.5 million within the next 12 months and the remainder thereafter.

(5) Long-term Debt

The net carrying value of the Company’s long-term debt (in thousands) consisted of the following, as of:

	March 31, 2024	December 31, 2023
2025 Convertible Notes	$644,698	$643,931
2027 Convertible Notes	1,038,316	1,037,306
2030 Convertible Notes	782,248	0
2031 Convertible Notes	592,368	0
2028 Secured Notes	491,622	491,193
Other long-term secured debt	9,549	9,678
Total	$3,558,801	$2,182,108

Convertible Senior Notes

Prior Years Issuances of Convertible Notes

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

The terms of the 2025 Convertible Notes and 2027 Convertible Notes, respectively, are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Current Year Issuances of Convertible Notes

In March 2024, the Company issued $800.0 million aggregate principal amount of 0.625% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) in a private offering. The 2030 Convertible Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 0.625% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. Holders of the 2030 Convertible Notes may receive additional interest under specified circumstances as outlined in the indenture relating to the issuance of the 2030 Convertible Notes (the “2030 Convertible Notes Indenture”). The 2030 Convertible Notes will mature on March 15, 2030, unless earlier converted, redeemed, or repurchased in accordance with their terms. The total net proceeds from the 2030 Convertible Notes offering, after deducting initial purchaser discounts and issuance costs, were approximately $782.0 million.

In March 2024, the Company also issued $603.8 million aggregate principal amount of 0.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”) in a private offering. The 2031 Convertible Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 0.875% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. Holders of the 2031 Convertible Notes may receive additional interest under specified circumstances as outlined in the indenture relating to the issuance of the 2031 Convertible Notes (the “2031 Convertible Notes Indenture”). The 2031 Convertible Notes will mature on March 15, 2031, unless earlier converted, redeemed, or repurchased in accordance with their terms. The total net proceeds from the 2031 Convertible Notes offering, after deducting initial purchaser discounts and issuance costs, were approximately $592.3 million.

The 2030 Convertible Notes and 2031 Convertible Notes are convertible into shares of the Company’s class A common stock at initial conversion rates of 0.6677 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $1,497.68 per share of class A common stock) for the 2030 Convertible Notes and 0.4297 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $2,327.21 per share of class A common stock) for the 2031 Convertible Notes. The conversion rates are subject to customary anti-dilution adjustments. In addition, following certain events that may occur prior to the respective maturity dates or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2030 Convertible Notes or 2031 Convertible Notes, respectively, in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in the 2030 Convertible Notes Indenture or 2031 Convertible Notes Indenture, respectively.

Prior to September 15, 2029 and September 15, 2030 for the 2030 Convertible Notes and 2031 Convertible Notes, respectively, the 2030 Convertible Notes and 2031 Convertible Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2030 Convertible Notes or 2031 Convertible Notes, respectively, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2030 Convertible Notes Indenture or 2031 Convertible Notes Indenture, respectively) per $1,000 principal amount of the 2030 Convertible Notes or 2031 Convertible Notes, respectively, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s class A common stock and the applicable conversion rate on each such trading day; (3) if the Company calls any or all of the 2030 Convertible Notes or 2031 Convertible Notes, respectively, for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon occurrence of specified corporate events as described in the 2030 Convertible Notes Indenture or 2031 Convertible Notes Indenture, respectively.

On or after September 15, 2029 or September 15, 2030 for the 2030 Convertible Notes and 2031 Convertible Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity dates of the 2030 Convertible Notes or 2031 Convertible Notes, respectively, holders may convert the 2030 Convertible Notes or 2031 Convertible Notes, respectively, at any time. Upon conversion of the 2030 Convertible Notes or 2031 Convertible Notes, respectively, the Company will pay or deliver, as the case may be, cash, shares of the Company’s class A common stock, or a combination of cash and shares of class A common stock, at the Company’s election.

Prior to March 22, 2027 or March 22, 2028 for the 2030 Convertible Notes and 2031 Convertible Notes, respectively, the Company may not redeem the 2030 Convertible Notes or 2031 Convertible Notes, respectively. The Company may redeem for cash all or a portion of the 2030 Convertible Notes or 2031 Convertible Notes, at its option, on or after March 22, 2027 or March 22, 2028, respectively, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the 2030 Convertible Notes or 2031 Convertible Notes, respectively, then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2030 Convertible Notes or 2031 Convertible Notes, respectively, to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Holders of the 2030 Convertible Notes and 2031 Convertible Notes each have the right to require the Company to repurchase for cash all or any portion of their 2030 Convertible Notes or 2031 Convertible Notes, respectively, on September 15, 2028 at a repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes or 2031 Convertible Notes, respectively, to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.

If the Company undergoes a “fundamental change,” as defined in the 2030 Convertible Notes Indenture or 2031 Convertible Notes Indenture, respectively, prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2030 Convertible Notes or 2031 Convertible Notes, respectively, at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes or 2031 Convertible Notes, respectively, to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2030 Convertible Notes Indenture and 2031 Convertible Notes Indenture contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding 2030 Convertible Notes or 2031 Convertible Notes, respectively, may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the 2030 Convertible Notes or 2031 Convertible Notes, respectively, to be due and payable.

The Company incurred approximately $18.0 million and $11.5 million in customary offering expenses associated with the 2030 Convertible Notes and 2031 Convertible Notes, respectively (“issuance costs”). The Company accounts for these issuance costs as a reduction to the principal amount of the 2030 Convertible Notes and 2031 Convertible Notes, respectively, and amortizes the issuance costs to interest expense from the respective debt issuance dates through September 15, 2028 (the date upon which holders of each of the 2030 Convertible Notes and 2031 Convertible Notes have noncontingent rights to exercise their respective put option) at an effective interest rate of 1.14% for the 2030 Convertible Notes and 1.31% for the 2031 Convertible Notes.

Although the 2030 Convertible Notes and 2031 Convertible Notes, respectively, contain embedded conversion features, the Company accounts for the 2030 Convertible Notes and 2031 Convertible Notes, respectively, in their entirety as a liability because the conversion features are indexed to the Company’s class A common stock and meet the criteria for classification in stockholders’ equity and therefore do not qualify for separate derivative accounting.

Collective Convertible Notes Disclosures

The 2025 Convertible Notes, 2027 Convertible Notes, 2030 Convertible Notes, and 2031 Convertible Notes (collectively, the “Convertible Notes”) are senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

There have been no adjustments to the initial conversion rates for any of the Convertible Notes as of March 31, 2024. As of March 31, 2024, the maximum number of shares into which the Convertible Notes could be potentially converted if the conversion features are triggered are 1,633,190 shares, 733,005 shares, 534,160 shares, and 259,431 shares for the 2025 Convertible Notes, 2027 Convertible Notes, 2030 Convertible Notes, and 2031 Convertible Notes, respectively.

The following summarizes which periods, if any, that each of the Convertible Notes were convertible at the option of the holders during the three months ended March 31, 2024 and 2023:

Three Months Ended
March 31,
	2024	2023
2025 Convertible Notes	Convertible	Not convertible at any time
2027 Convertible Notes	Not convertible at any time	Not convertible at any time
2030 Convertible Notes	Not convertible at any time	n/a
2031 Convertible Notes	Not convertible at any time	n/a

During the three months ended March 31, 2024, the Company received from certain holders of the 2025 Convertible Notes requests to convert an immaterial principal amount of the 2025 Convertible Notes, which the Company expects to settle during the quarter ending June 30, 2024, in accordance with the terms and provisions of the indenture governing the 2025 Convertible Notes. The Company did not settle any conversions of the Convertible Notes during the three months ended March 31, 2024 or 2023. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods. As of March 31, 2024, the last reported sale price of the Company’s class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, March 31, 2024 was greater than or equal to 130% of the conversion price of the 2025 Convertible Notes on each applicable trading day. Therefore, the 2025 Convertible Notes are convertible at the option of the holders of the 2025 Convertible Notes during the second quarter of 2024.

The Company has not redeemed any of the Convertible Notes as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s convertible debt instruments as of March 31, 2024 (in thousands):

	March 31, 2024
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(5,302)	$644,698	$2,847,274	Level 2
2027 Convertible Notes	1,050,000	(11,684)	1,038,316	1,437,616	Level 2
2030 Convertible Notes	800,000	(17,752)	782,248	1,064,727	Level 2
2031 Convertible Notes	603,750	(11,382)	592,368	638,466	Level 2
Total	$3,103,750	$(46,120)	$3,057,630	$5,988,083

The following is a summary of the Company’s convertible debt instruments as of December 31, 2023 (in thousands):

	December 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(6,069)	$643,931	$1,074,713	Level 2
2027 Convertible Notes	1,050,000	(12,694)	1,037,306	913,808	Level 2
Total	$1,700,000	$(18,763)	$1,681,237	$1,988,521

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended March 31, 2024 and 2023, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$1,219	$767	$1,986	$1,219	$757	$1,976
2027 Convertible Notes	0	1,010	1,010	0	1,006	1,006
2030 Convertible Notes	319	248	567	0	0	0
2031 Convertible Notes	191	89	280	0	0	0
Total	$1,729	$2,114	$3,843	$1,219	$1,763	$2,982

The Company did not pay any interest related to the Convertible Notes during the three months ended March 31, 2024 and 2023. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.

Senior Secured Notes

On June 14, 2021, the Company issued $500.0 million aggregate principal amount of 2028 Secured Notes in a private offering. The 2028 Secured Notes bear interest at a fixed rate of 6.125% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2028 Secured Notes have a stated maturity date of June 15, 2028, unless earlier redeemed or repurchased in accordance with their terms and subject to a springing maturity date of September 15, 2025 or November 16, 2026 as discussed further below. The Company has not redeemed any of the 2028 Secured Notes as of March 31, 2024.

The 2028 Secured Notes include a springing maturity feature that will cause the stated maturity date to spring ahead to: (1) September 15, 2025 (the “First Springing Maturity Date”), unless on the First Springing Maturity Date (i) the Company has Liquidity (as defined in the 2028 Secured Notes Indenture) in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2025 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2025 Convertible Notes remains outstanding, (2) November 16, 2026 (the “Second Springing Maturity Date”), unless on the Second Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2027 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2027 Convertible Notes remains outstanding, or (3) the date (such date, an “FCCR Springing Maturity Date”) that is 91 days prior to the maturity date of any future convertible debt that we may issue that is then outstanding (the “FCCR Convertible Indebtedness”), unless on the FCCR Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on such FCCR Convertible Indebtedness or (ii) less than $100,000,000 of the aggregate principal amount of such FCCR Convertible Indebtedness remains outstanding. “Liquidity” is defined in the 2028 Secured Notes Indenture and includes the Digital Asset Market Value (as defined in the 2028 Secured Notes Indenture) of the bitcoin owned by the Company and its Restricted Subsidiaries (as defined in the 2028 Secured Notes Indenture) immediately prior to the issuance of the 2028 Secured Notes (which are referred to as “Existing Digital Assets”). As of March 31, 2024, for purposes of calculating Liquidity, the Company and its Restricted Subsidiaries owned approximately 92,079 Existing Digital Assets, all of which were unencumbered.

The terms of the 2028 Secured Notes are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The 2028 Secured Notes are governed by an indenture containing certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates. The Company was in compliance with its debt covenants as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2028 Secured Notes as of March 31, 2024 (in thousands):

	March 31, 2024
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(8,378)	$491,622	$483,125	Level 2

The following is a summary of the 2028 Secured Notes as of December 31, 2023 (in thousands):

	December 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(8,807)	$491,193	$485,070	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended March 31, 2024 and 2023, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,656	$429	$8,085	$7,656	$401	$8,057

The Company did not pay any interest related to the 2028 Secured Notes during the three months ended March 31, 2024 and 2023.

Secured Term Loan

On March 23, 2022, MacroStrategy entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with Silvergate pursuant to which Silvergate issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. The terms of the 2025 Secured Term Loan are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. On March 24, 2023, MacroStrategy and Silvergate entered into a Prepayment, Waiver and Payoff to Credit and Security Agreement, pursuant to which MacroStrategy voluntarily prepaid Silvergate approximately $161.0 million (the “Payoff Amount”), in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. Upon Silvergate’s receipt of the Payoff Amount on March 24, 2023, the Credit and Security Agreement was terminated and Silvergate released its security interest in all of MacroStrategy’s assets collateralizing the 2025 Secured Term Loan, including the bitcoin that was serving as collateral.

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

No interest expense related to the 2025 Secured Term Loan was recognized after the debt was repaid in full during the first quarter of 2023. For the three months ended March 31, 2023, interest expense related to the 2025 Secured Term Loan was as follows (in thousands):

	Three Months Ended March 31, 2023
	Contractual	Amortization of
	Interest Expense	Issuance Costs	Total
2025 Secured Term Loan	$3,781	$31	$3,812

The Company paid a final $5.1 million in interest related to the 2025 Secured Term Loan during the first quarter of 2023, $1.1 million of which was included in the Payoff Amount.

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. After monthly payments made under the terms of the agreement, the loan had a net carrying value of $10.0 million and $10.2 million as of March 31, 2024 and December 31, 2023, respectively, and an outstanding principal balance of $10.2 million and $10.3 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, $0.5 million and $0.5 million of the respective net carrying values were short-term and were presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheets.

Maturities

The following table shows the maturities of the Company’s debt instruments as of March 31, 2024 (in thousands). The principal payments related to the 2028 Secured Notes are included in the table below based on the First Springing Maturity Date of September 15, 2025, as if the springing maturity feature discussed above were triggered. As of March 31, 2024, the Company expects to be able to satisfy the requirements in the 2028 Secured Notes Indenture to avoid triggering the springing maturity feature of the 2028 Secured Notes. The principal payments related to the 2030 Convertible Notes and 2031 Convertible Notes, respectively, are included in the table below as if the holders exercised their right to require the Company to repurchase all of the 2030 Convertible Notes and 2031 Convertible Notes on September 15, 2028.

Payments due by period ended March 31,	2025 Convertible Notes	2027 Convertible Notes	2030 Convertible Notes	2031 Convertible Notes	2028 Secured Notes	Other long-term secured debt	Total
2025	$0	$0	$0	$0	$0	$547	$547
2026	650,000	0	0	0	500,000	577	1,150,577
2027	0	1,050,000	0	0	0	608	1,050,608
2028	0	0	0	0	0	8,477	8,477
2029	0	0	800,000	603,750	0	0	1,403,750
Thereafter	0	0	0	0	0	0	0
Total	$650,000	$1,050,000	$800,000	$603,750	$500,000	$10,209	$3,613,959

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of March 31, 2024 or December 31, 2023.

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

The Company believes that a loss is probable in connection with these Brazilian matters. The Company has estimated a minimum loss of $1.2 million in respect of these matters and in prior periods established a reserve equal to such amount. Given the stage of these matters, as of March 31, 2024, the Company remains unable to reasonably estimate a range of loss beyond such minimum loss. The aggregate accrued amount for these matters is included as a component of “Accounts payable, accrued expenses, and operating lease liabilities” in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. The final outcome of these matters may result in a loss that is significantly greater than this accrued amount. Any loss associated with the final outcome of these matters may result in a material impact on the Company’s earnings and financial results for the period in which any such additional liability is accrued. However, the Company believes that any loss associated with the final outcome of these matters will not have a material effect on the Company’s financial position.

Daedalus Matter

As previously reported, on November 4, 2020, a complaint was filed against the Company in the U.S. District Court for the Eastern District of Virginia by a patent assertion entity called Daedalus Blue, LLC (“Daedalus”). In its complaint, Daedalus alleged that the Company infringed U.S. Patent Nos. 8,341,172 (the “’172 Patent”) and 9,032,076 (the “’076 Patent”) based on specific functionality in the MicroStrategy platform. The ’172 Patent relates to a method for providing aggregate data access in response to a query, whereas the ’076 Patent relates to a role-based access control system.

On January 29, 2024, the parties executed a settlement agreement pursuant to which the Company received a fully paid-up license to all patents owned by Daedalus as of January 5, 2024, including the ’172 Patent and the ’076 Patent and filed a stipulation of dismissal with the court on February 27, 2024, which the court entered the same day thereby dismissing the case with prejudice.

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

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the three months ended March 31, 2024, the Company recorded a benefit from income taxes of $160.8 million on a pretax loss of $213.9 million, which resulted in an effective tax rate of 75.2%. For the three months ended March 31, 2023, the Company recorded a benefit from income taxes of $453.2 million on a pretax income of $8.0 million, which resulted in an effective tax rate of (5660.6)%. During the three months ended March 31, 2024, the Company’s benefit from income taxes primarily related to (i) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units) and (ii) a tax benefit from an increase in the Company’s deferred tax asset related to the impairment on its bitcoin holdings. During the three months ended March 31, 2023, the Company’s benefit from income taxes primarily related to the release of a portion of the valuation allowance on the Company’s deferred tax asset related to the impairment on its bitcoin holdings, attributable to the increase in market value of bitcoin as of March 31, 2023 compared to December 31, 2022.

As of March 31, 2024, the Company had a valuation allowance of $1.4 million primarily related to the Company’s deferred tax assets related to foreign tax credits in certain jurisdictions that, in the Company’s present estimation, more likely than not will not be realized. As of March 31, 2024, the excess of the market value of the Company’s bitcoin over the cost basis of the Company’s bitcoin results in a significant built-in gain for tax purposes and is therefore a source of future taxable income that is expected to allow all of the U.S. net deferred tax assets to be realized. If the market value of bitcoin declines in future periods, the Company would need to assess other sources of forecasted taxable income of proper character, which could result in additional valuation allowances being recorded. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of March 31, 2024, the Company had gross unrecognized income tax benefits, including accrued interest, of $8.2 million, of which $6.9 million was recorded in “Other long-term liabilities” and $1.3 million was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheet. As of December 31, 2023, the Company had gross unrecognized income tax benefits, including accrued interest, of $8.3 million, all of which was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.

As of March 31, 2024 and December 31, 2023, the Company had income taxes receivable of $9.3 million and $15.3 million, respectively, recorded in “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets.

(8) Share-based Compensation

Stock Incentive Plans

Prior to its expiration, the Company maintained the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), under which the Company’s employees, officers, and directors were awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards. In May 2023, the 2013 Equity Plan expired and no new awards may be granted under the 2013 Equity Plan, although awards previously granted under the 2013 Equity Plan will continue to remain outstanding in accordance with their terms.

The Company maintains the 2023 Equity Incentive Plan, the “2023 Equity Plan”, under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, performance stock units, and other stock-based awards. An aggregate of up to 1,932,703 shares of the Company’s class A common stock were authorized for issuance under the 2023 Equity Plan. As of March 31, 2024, there were 231,007 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan. The 2013 Equity Plan and the 2023 Equity Plan together are referred to herein as the “Stock Incentive Plans.”

Stock option awards

As of March 31, 2024, there were options to purchase 702,571 shares of class A common stock outstanding under the Stock Incentive Plans.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2024:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2024	1,294	$286.78
Granted	9	$1,599.29
Exercised	(583)	$233.42	$468,114
Forfeited/Expired	(17)	$447.47
Balance as of March 31, 2024	703	$343.31
Exercisable as of March 31, 2024	385	$294.39	$542,263	4.8
Expected to vest as of March 31, 2024	318	$402.45	$414,114	8.0
Total	703	$343.31	$956,377	6.2

Stock options outstanding as of March 31, 2024 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2024
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$121.43 - $200.00	280	$144.01	3.9
$200.01 - $300.00	108	$251.21	8.6
$300.01 - $400.00	3	$301.63	9.2
$400.01 - $500.00	180	$411.49	7.8
$600.01 - $700.00	123	$691.23	6.9
$1,500.01 - $1,599.29	9	$1,599.29	10.0
Total	703	$343.31	6.2

An aggregate of 109,250 stock options with an aggregate grant date fair value of $32.7 million vested during the three months ended March 31, 2024. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $1,114.42 for each share subject to a stock option granted during the three months ended March 31, 2024, based on the following assumptions:

Three months ended
March 31,
2024
Expected term of awards in years	6.3
Expected volatility	75.1%
Risk-free interest rate	4.2%
Expected dividend yield	0.0%

No stock option awards were granted during the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, the Company recognized approximately $9.8 million and $12.9 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of March 31, 2024, there was approximately $66.5 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.1 years.

Share-settled restricted stock units

As of March 31, 2024, there were 196,830 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2024	185
Granted	30
Vested	(6)	$4,307
Forfeited	(12)
Balance as of March 31, 2024	197
Expected to vest as of March 31, 2024	197	$335,509

During the three months ended March 31, 2024, 6,002 share-settled restricted stock units having an aggregate grant date fair value of $3.2 million vested, and 1,889 shares were withheld to satisfy tax obligations, resulting in 4,113 issued shares. During the three months ended March 31, 2023, 5,780 share-settled restricted stock units having an aggregate grant date fair value of $3.4 million vested, and 1,963 shares were withheld to satisfy tax obligations, resulting in 3,817 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the three months ended March 31, 2024 and 2023 was $1,451.66 and $258.65, respectively, based on the fair value of the Company’s class A common stock.

For the three months ended March 31, 2024 and 2023, the Company recognized approximately $4.7 million and $3.4 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of March 31, 2024, there was approximately $84.1 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 3.3 years.

Share-settled performance stock units

As of March 31, 2024, there were 30,285 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2024	25
Granted	6
Vested	0	$0
Forfeited	(1)
Balance as of March 31, 2024	30
Expected to vest as of March 31, 2024	30	$103,245

The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $3,071.27 for each performance stock unit granted during the three months ended March 31, 2024 based on the following assumptions:

Three months ended
March 31,
2024
Expected term of awards in years	3.0
Expected volatility	92.7%
Risk-free interest rate	4.4%
Expected dividend yield	0.0%

No performance stock units were granted during the three months ended March 31, 2023. No performance stock units vested during the three months ended March 31, 2024. For the three months ended March 31, 2024, the Company recognized approximately $1.1 million in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of March 31, 2024, there was approximately $25.8 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.7 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan. Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period. For the three months ended March 31, 2024 and 2023, the Company recognized approximately $1.8 million and $0.7 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of March 31, 2024, there was approximately $0.7 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 0.9 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the three months ended March 31, 2024, 6,932 shares of class A common stock were issued in connection with the 2021 ESPP. As of March 31, 2024, 52,675 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three months ended March 31, 2024 and 2023, the Company recognized approximately $0.4 million and $0.6 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of March 31, 2024, there was approximately $0.7 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.4 years.

Tax Benefits Related to Equity Plans

The following table summarizes the tax benefit related to the Company’s equity plans (in thousands) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Tax benefit related to:
Share-based compensation expense	$(4,192)	$(3,225)
Exercises of stock options and vesting of share-settled restricted stock units	(104,306)	(85)
Total tax benefit related to the Company's equity plans	$(108,498)	$(3,310)

(9) Basic and Diluted (Loss) Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data) for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net (loss) income - Basic	$(53,118)	$461,193
Effect of dilutive shares on net (loss) income:
Interest expense on 2025 Convertible Notes, net of tax	0	1,414
Interest expense on 2027 Convertible Notes, net of tax	0	720
Interest expense on 2030 Convertible Notes, net of tax	0	0
Interest expense on 2031 Convertible Notes, net of tax	0	0
Net (loss) income - Diluted	$(53,118)	$463,327

Denominator:
Weighted average common shares of class A common stock	15,230	9,870
Weighted average common shares of class B common stock	1,964	1,964
Total weighted average shares of common stock outstanding - Basic	17,194	11,834

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	0	354
Restricted stock units	0	21
Performance stock units	0	0
Employee stock purchase plan	0	0
2025 Convertible Notes	0	1,633
2027 Convertible Notes	0	733
2030 Convertible Notes	0	0
2031 Convertible Notes	0	0
Total weighted average shares of common stock outstanding - Diluted	17,194	14,575

(Loss) earnings per share:
Basic (loss) earnings per share (1)	$(3.09)	$38.97
Diluted (loss) earnings per share (1)	$(3.09)	$31.79

(1) Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

For the three months ended March 31, 2024 and 2023, the following weighted average shares of potential class A common stock were excluded from the diluted (loss) earnings per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Stock options	1,048	711
Restricted stock units	181	42
Performance stock units	52	0
Employee stock purchase plan	1	3
2025 Convertible Notes	1,633	0
2027 Convertible Notes	733	0
2030 Convertible Notes	141	0
2031 Convertible Notes	40	0
Total	3,829	756

(10) At-the-Market Equity Offerings

From time to time, the Company has entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its class A common stock through at-the-market equity offering programs. Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the at-the-market equity offering programs and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights. The following table summarizes the terms and provisions of each sales agreement, and pursuant to each at-the-market equity offering program that was active during 2024 or 2023. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each at-the-market equity offering program in the following table are reported in thousands.

	November 2023 Sales Agreement	August 2023 Sales Agreement	May 2023 Sales Agreement	2022 Sales Agreement
Agreement effective date	November 30, 2023	August 1, 2023	May 1, 2023	September 9, 2022
Sales agents	Cowen and Company, LLC, Canaccord Genuity LLC, and BTIG, LLC	Cowen and Company, LLC, Canaccord Genuity LLC, and Berenberg Capital Markets LLC	Cowen and Company, LLC and Canaccord Genuity LLC	Cowen and Company, LLC and BTIG, LLC
Maximum aggregate offering price	$750,000	$750,000	$625,000	$500,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%	2.0%	2.0%
Date terminated	n/a	November 29, 2023	August 1, 2023	May 1, 2023
As of March 31, 2024:
Cumulative shares sold under such sales agreement	1,272,077	1,592,950	1,079,170	1,567,430
Cumulative net proceeds received from shares sold under such sales agreement	$747,025	$737,760	$333,494	$385,181

As of March 31, 2024, the Company has substantially depleted the class A common stock available for issuance and sale pursuant to the sales agreement entered into in November 2023, and terminated each of the other sales agreements referenced above.

The following table summarizes the sales activity of each sales agreement that was active during 2024 or 2023 for the periods indicated. The net proceeds (less sales commissions and expenses) for each at-the-market equity offering program in the following table are reported in thousands.

	Three Months Ended
	March 31,
	2024	2023
Number of shares sold under such sales agreement:
2022 Sales Agreement	n/a	1,348,855
May 2023 Sales Agreement	n/a	n/a
August 2023 Sales Agreement	n/a	n/a
November 2023 Sales Agreement	195,162	n/a
Total shares sold pursuant to at-the-market equity offering programs	195,162	1,348,855

Net proceeds received from shares sold under such sales agreement:
2022 Sales Agreement	n/a	$338,962
May 2023 Sales Agreement	n/a	n/a
August 2023 Sales Agreement	n/a	n/a
November 2023 Sales Agreement	137,152	n/a
Total net proceeds received from shares sold pursuant to at-the-market equity offering programs	$137,152	$338,962

The sales commissions and expenses related to each of the above at-the-market equity offering programs are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the corresponding shares are issued and sold.

(11) Segment Information

The Company manages its business in one reportable operating segment which is engaged in the design, development, marketing, and sales of its software platform through licensing arrangements and cloud subscriptions and related services. Beginning in 2024, the Company has broken out a Corporate & Other category, which is not considered an operating segment, and includes the impairment charges and other third-party costs associated with the Company’s digital asset holdings. The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, does not manage the software segment operating results or allocate resources to the software segment when considering these Corporate & Other costs. The following table presents the breakout of the operations of the software segment and the Corporate & Other costs (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Software Business	Corporate & Other	Total Consolidated	Software Business	Corporate & Other	Total Consolidated
Total revenues	$115,246		$115,246	$121,915		$121,915
Total cost of revenues	30,015		30,015	27,941		27,941
Gross profit	$85,231		$85,231	$93,974		$93,974
Total operating expenses	96,123	192,810	288,933	94,487	19,794	114,281
Loss from operations	$(10,892)	$(192,810)	$(203,702)	$(513)	$(19,794)	$(20,307)

The following table presents total revenues, gross profit, (loss) income from operations, and long-lived assets (in thousands) according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net. The Corporate & Other category disclosed above is included within the U.S. region.

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Three months ended March 31, 2024
Total revenues	$64,379	$38,353	$12,514	$115,246
Gross profit	$46,061	$30,900	$8,270	$85,231
(Loss) income from operations	$(211,490)	$13,640	$(5,852)	$(203,702)
Three months ended March 31, 2023
Total revenues	$69,677	$38,020	$14,218	$121,915
Gross profit	$54,189	$29,697	$10,088	$93,974
(Loss) income from operations	$(33,088)	$16,521	$(3,740)	$(20,307)
As of March 31, 2024
Long-lived assets	$74,061	$3,486	$6,654	$84,201
As of December 31, 2023
Long-lived assets	$75,004	$3,937	$7,343	$86,284

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three months ended March 31, 2024 and 2023, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2024 and 2023, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2024 and December 31, 2023, no individual foreign country accounted for 10% or more of total consolidated assets.

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

The Excess Agreement, Tail Agreement and other related party transactions between the Company and Mr. Saylor are described more fully in Note 17 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

(13) Subsequent Events

Since March 31, 2024 through April 26, 2024, the Company has purchased approximately 122 bitcoins for $7.8 million, or approximately $63,548 per bitcoin. All of these approximately 122 bitcoins serve as part of the collateral for the 2028 Secured Notes.

The Company has incurred at least $24.9 million in digital asset impairment losses during the second quarter of 2024 on bitcoin held as of March 31, 2024.

See Note 3, Digital Assets, to the Consolidated Financial Statements for further detail on accounting for digital assets.

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

Business Overview

MicroStrategy® considers itself the world’s first Bitcoin development company. We are a publicly-traded operating company committed to the continued development of the Bitcoin network through our activities in the financial markets, advocacy and technology innovation. As an operating business, we are able to use cash flows as well as proceeds from equity and debt financings to accumulate bitcoin, which serves as our primary treasury reserve asset. We also develop and provide industry-leading AI-powered enterprise analytics software that promotes our vision of Intelligence Everywhere™, and are using our software development capabilities to develop bitcoin applications. Our software business, which we have operated for over 30 years, is our predominant operational focus, providing cash flows and enabling us to pursue our bitcoin strategy. We believe that the combination of our operating structure, bitcoin strategy and focus on technology innovation differentiates us in the digital assets industry.

Bitcoin Strategy

Our bitcoin strategy includes (i) acquiring bitcoin using cash flows from operations and proceeds from equity and debt financings, (ii) developing product innovations that leverage Bitcoin blockchain technology, and (iii) periodically engaging in advocacy and educational activities regarding the continued acceptance and value of bitcoin as an open, secure protocol for an internet-native digital asset.

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

During 2023 and 2024, we used proceeds from various capital raising transactions to purchase bitcoin. As of March 31, 2024, we held an aggregate of approximately 214,278 bitcoins, with 38,557 bitcoins held directly by MicroStrategy and 175,721 bitcoins held by MacroStrategy, a wholly-owned subsidiary of MicroStrategy. As of March 31, 2024, all of the approximately 38,557 bitcoins held directly by MicroStrategy Incorporated, which had a market value of $2.739 billion based on the $71,028.14 market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on March 31, 2024, are held in a separate custodial account from those held by MacroStrategy and serve as part of the collateral securing our 2028 Secured Notes. See below for further disclosure surrounding market value calculations of our bitcoin.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, sales, and digital asset impairment losses within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2022		$3,993,190	$(2,153,162)	$1,840,028	132,500	$30,137
Digital asset purchases	(a)	179,275		179,275	7,500	23,903
Digital asset impairment losses			(18,911)	(18,911)
Balance at March 31, 2023		$4,172,465	$(2,172,073)	$2,000,392	140,000	$29,803
Digital asset purchases	(b)	347,003		347,003	12,333	28,136
Digital asset impairment losses			(24,143)	(24,143)
Balance at June 30, 2023		$4,519,468	$(2,196,216)	$2,323,252	152,333	$29,668
Digital asset purchases	(c)	161,681		161,681	5,912	27,348
Digital asset impairment losses			(33,559)	(33,559)
Balance at September 30, 2023		$4,681,149	$(2,229,775)	$2,451,374	158,245	$29,582
Digital asset purchases	(d)	1,214,340		1,214,340	30,905	39,293
Digital asset impairment losses			(39,238)	(39,238)
Balance at December 31, 2023		$5,895,489	$(2,269,013)	$3,626,476	189,150	$31,168
Digital asset purchases	(e)	1,639,309		1,639,309	25,128	65,238
Digital asset impairment losses			(191,633)	(191,633)
Balance at March 31, 2024		$7,534,798	$(2,460,646)	$5,074,152	214,278	$35,164

(a)
In the first quarter of 2023, we purchased bitcoin using $179.3 million of the net proceeds from our sale of class A common stock under our at-the-market offering program.
(b)
In the second quarter of 2023, we purchased bitcoin using $336.9 million of the net proceeds from our sale of class A common stock under our at-the-market offering program, and Excess Cash.
(c)
In the third quarter of 2023, we purchased bitcoin using $147.3 million of the net proceeds from our sale of class A common stock under our at-the-market offering program, and Excess Cash.
(d)
In the fourth quarter of 2023, we purchased bitcoin using $1.201 billion of the net proceeds from our sale of class A common stock under our at-the-market equity offering program, and Excess Cash.
(e)
In the first quarter of 2024, we purchased bitcoin using $782.0 million of the net proceeds from our issuance of the 2030 Convertible Notes, $592.3 million of the net proceeds from our issuance of the 2031 Convertible Notes, $137.3 million of the net proceeds from our sale of class A common stock under our at-the-market equity offering program, and Excess Cash.

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

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2022	132,500	$15,460.00	$2,048,450	$21,478.80	$2,845,941	$16,556.32	$2,193,712
March 31, 2023	140,000	$16,490.00	$2,308,600	$29,190.04	$4,086,606	$28,468.44	$3,985,582
June 30, 2023	152,333	$24,750.00	$3,770,242	$31,443.67	$4,789,909	$30,361.51	$4,625,060
September 30, 2023	158,245	$24,900.00	$3,940,301	$31,862.21	$5,042,035	$27,030.47	$4,277,437
December 31, 2023	189,150	$26,521.32	$5,016,508	$45,000.00	$8,511,750	$42,531.41	$8,044,816
March 31, 2024	214,278	$38,501.00	$8,249,917	$73,835.57	$15,821,338	$71,028.14	$15,219,768
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

Our digital asset impairment losses have significantly contributed to our operating expenses. During the three months ended March 31, 2024, digital asset impairment losses of $191.6 million represented 66.3% of our operating expenses, compared to digital asset impairment losses of $18.9 million, representing 16.5% of our operating expenses, during the three months ended March 31, 2023.

As of April 26, 2024, we held approximately 214,400 bitcoins that were acquired at an aggregate purchase price of $7.543 billion and an average purchase price of approximately $35,180 per bitcoin, inclusive of fees and expenses. As of April 26, 2024, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $63,708.00.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Revenues
Product licenses	$12,938	$17,412
Subscription services	22,966	18,810
Total product licenses and subscription services	35,904	36,222
Product support	62,685	65,481
Other services	16,657	20,212
Total revenues	115,246	121,915
Cost of revenues
Product licenses	567	534
Subscription services	8,604	7,856
Total product licenses and subscription services	9,171	8,390
Product support	8,547	5,768
Other services	12,297	13,783
Total cost of revenues	30,015	27,941
Gross profit	85,231	93,974
Operating expenses
Sales and marketing	33,451	36,106
Research and development	29,183	31,358
General and administrative	34,666	27,906
Digital asset impairment losses	191,633	18,911
Total operating expenses	288,933	114,281
Loss from operations	$(203,702)	$(20,307)

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

Employees

As of March 31, 2024, we had a total of 1,851 employees, of whom 595 were based in the United States and 1,256 were based internationally. The following table summarizes employee headcount as of the dates indicated:

	March 31,	December 31,	March 31,
	2024	2023	2023
Subscription services	98	100	108
Product support	201	154	178
Consulting	364	399	440
Education	10	13	12
Sales and marketing	349	390	438
Research and development	613	642	678
General and administrative	216	236	269
Total headcount	1,851	1,934	2,123

Share-based Compensation Expense

As discussed in Note 8, Share-based Compensation, to the Consolidated Financial Statements, we have awarded stock options to purchase shares of our class A common stock, restricted stock units, performance stock units, and certain other stock-based awards under our Stock Incentive Plans. Each restricted stock unit and performance stock unit represents a contingent right to receive a share of our class A common stock upon the satisfaction of applicable vesting requirements. We also provide opportunities for eligible employees to purchase shares of our class A common stock under our 2021 ESPP. Share-based compensation expense (in thousands) from these awards was recognized in the following cost of revenues and operating expense line items for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Cost of subscription services revenues	$70	$69
Cost of product support revenues	918	507
Cost of consulting revenues	385	433
Cost of education revenues	26	21
Sales and marketing	4,701	5,100
Research and development	3,103	3,946
General and administrative	8,588	7,479
Total share-based compensation expense	$17,791	$17,555

The $0.2 million increase in share-based compensation expense during the three months ended March 31, 2024, as compared to the same period in the prior year, was primarily due to the grant of additional awards under the Stock Incentive Plans and the revaluation and exercise of certain liability-classified stock-based awards, partially offset by the forfeiture of certain stock awards and certain awards that became fully vested. As of March 31, 2024, we estimated that an aggregate of approximately $177.8 million of additional share-based compensation expense associated with the Stock Incentive Plans and the 2021 ESPP will be recognized over a remaining weighted average period of 2.7 years.

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

Critical accounting estimates involve a significant level of estimation uncertainty and are estimates that have had or are reasonably likely to have a material impact on our financial condition or results of operations. We consider certain estimates and judgments related to revenue recognition to be critical accounting estimates for us, as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes in such estimates and judgments since December 31, 2023.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2024	2023	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$5,007	$8,650	-42.1%
International	7,931	8,762	-9.5%
Total product licenses revenues	12,938	17,412	-25.7%
Subscription Services
Domestic	14,592	12,336	18.3%
International	8,374	6,474	29.3%
Total subscription services revenues	22,966	18,810	22.1%
Total product licenses and subscription services revenues	$35,904	$36,222	-0.9%

Product licenses revenues. Product licenses revenues decreased $4.5 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to an overall decrease in the volume of deals. For the three months ended March 31, 2024, our top three product licenses transactions totaled $3.0 million in recognized revenue, or 23.4% of total product licenses revenues, compared to $4.0 million, or 22.9% of total product licenses revenues, for the three months ended March 31, 2023. Our product licenses revenues may continue to experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Subscription services revenues. Subscription services revenues are derived from our MCE cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased $4.2 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2024	2023	Change
Product Support Revenues:
Domestic	$37,408	$39,819	-6.1%
International	25,277	25,662	-1.5%
Total product support revenues	$62,685	$65,481	-4.3%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $2.8 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services or term product licenses offerings. Our product support revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2024	2023	Change
Other Services Revenues:
Consulting
Domestic	$7,407	$9,398	-21.2%
International	8,408	9,939	-15.4%
Total consulting revenues	15,815	19,337	-18.2%
Education	842	875	-3.8%
Total other services revenues	$16,657	$20,212	-17.6%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $3.5 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to a decrease in billable hours worldwide.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues did not materially change for the three months ended March 31, 2024, as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2024	2023	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$567	$534	6.2%
Subscription services	8,604	7,856	9.5%
Total product licenses and subscription services	9,171	8,390	9.3%
Product support	8,547	5,768	48.2%
Other services:
Consulting	11,746	13,012	-9.7%
Education	551	771	-28.5%
Total other services	12,297	13,783	-10.8%
Total cost of revenues	$30,015	$27,941	7.4%

Cost of product licenses revenues. Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change for the three months ended March 31, 2024, as compared to the same period in the prior year.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs (including cloud hosting infrastructure costs), and personnel and related overhead costs. Cost of subscription services revenues increased $0.7 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to a $0.9 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers.

Cost of product support revenues. Cost of product support revenues consists of personnel and related overhead costs. Cost of product support revenues increased $2.8 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to (i) a $1.0 million increase in variable compensation, (ii) a $0.8 million increase in salaries and personnel costs attributable to an increase in average staffing levels, and (iii) a $0.4 million net increase in share-based compensation expense.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $1.3 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to (i) a $0.5 million decrease in variable compensation and (ii) a $0.4 million decrease in severance costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues did not materially change for the three months ended March 31, 2024, as compared to the same period in the prior year.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2024	2023	Change
Sales and marketing expenses	$33,451	$36,106	-7.4%

Sales and marketing expenses decreased $2.7 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to (i) a $2.1 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (ii) a $2.0 million decrease in variable compensation primarily attributable to an increase in net capitalized commissions, partially offset by an increase in commissions earned, and (iii) a $0.4 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain equity awards, partially offset by the fair value remeasurement of certain liability-classified awards upon exercise or at the end of the reporting period and the grant of additional awards under the Stock Incentive Plans, partially offset by (iv) a $1.5 million increase in employer payroll taxes related to stock option exercises during the first quarter of 2024 and (v) a $0.7 million increase in marketing costs.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2024	2023	Change
Research and development expenses	$29,183	$31,358	-6.9%

Research and development expenses decreased $2.2 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to (i) a $1.7 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases and (ii) a $0.8 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by the grant of additional awards under the Stock Incentive Plans, partially offset by (iii) a $0.6 million increase in variable compensation.

General and administrative expenses. General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees, and third-party costs associated with our digital asset holdings. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2024	2023	Change
General and administrative expenses	$34,666	$27,906	24.2%

General and administrative expenses increased $6.8 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to (i) a $5.1 million increase in employer payroll taxes related to stock option exercises during the first quarter of 2024, (ii) a $1.0 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by certain awards that became fully vested, (iii) a $1.0 million increase in legal, consulting, and other advisory costs, and (iv) a $0.5 million increase in custodial fees incurred on our bitcoin holdings, partially offset by (v) a $0.8 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases.

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

	Three Months Ended
	March 31,		%
	2024	2023	Change
Digital asset impairment losses	$191,633	$18,911	913.3%

We did not sell any of our digital assets during the three months ended March 31, 2024 and 2023. We may continue to incur significant digital asset impairment losses in the future. For example, we have incurred at least $24.9 million in digital asset impairment losses during the second quarter of 2024 on bitcoin we held as of March 31, 2024.

Interest Expense, Net

For the three months ended March 31, 2024 and 2023, interest expense, net, of $11.9 million and $14.9 million, respectively, were primarily related to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. Interest expense in the first quarter of 2024 decreased compared to the same period in 2023 primarily as a result of the repayment of the 2025 Secured Term Loan in March 2023, partially offset by interest incurred during the first quarter of 2024 related to the 2030 Convertible Notes and 2031 Convertible Notes (which were each issued in March 2024). Interest expense for future periods in 2024 is expected to increase compared to the same periods in 2023 as a result of the issuances of our 2030 Convertible Notes and 2031 Convertible Notes. Refer to Note 5, Long-term Debt, to the Consolidated Financial Statements for further information.

Gain on Debt Extinguishment

For the three months ended March 31, 2023, the $44.7 million gain on debt extinguishment resulted from the repayment of the 2025 Secured Term Loan. Refer to Note 5, Long-term Debt, to the Consolidated Financial Statements for further information.

Other Income (Expense), Net

For the three months ended March 31, 2024, other income, net, of $1.7 million was comprised primarily of foreign currency transaction net gains. For the three months ended March 31, 2023, other expense, net, of $1.4 million was comprised primarily of foreign currency transaction net losses.

Income Taxes

We recorded a benefit from income taxes of $160.8 million on a pretax loss of $213.9 million that resulted in an effective tax rate of 75.2% for the three months ended March 31, 2024, as compared to a benefit from income taxes of $453.2 million on a pretax income of $8.0 million that resulted in an effective tax rate of (5660.6)% for the three months ended March 31, 2023. During the three months ended March 31, 2024, our benefit from income taxes primarily related to (i) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units) and (ii) a tax benefit from an increase in our deferred tax asset related to the impairment on our bitcoin holdings. During the three months ended March 31, 2023, our benefit from income taxes primarily related to the release of a portion of the valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the increase in market value of bitcoin as of March 31, 2023 compared to December 31, 2022.

As of March 31, 2024, we had a valuation allowance of $1.4 million primarily related to our deferred tax assets related to foreign tax credits in certain jurisdictions. The largest deferred tax asset relates to the impairment on our bitcoin holdings. During 2023, the value of bitcoin increased substantially which allowed us to release the valuation allowance recorded against the deferred tax asset for impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. If the market value of bitcoin declines or we are unable to regain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. We routinely consider actions necessary to preserve or utilize tax attributes. We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2024	2023	2023
Current:
Deferred product licenses revenue	$2,879	$3,579	$479
Deferred subscription services revenue	60,280	65,512	46,719
Deferred product support revenue	148,078	152,012	159,792
Deferred other services revenue	4,718	7,059	4,778
Total current deferred revenue and advance payments	$215,955	$228,162	$211,768
Non-current:
Deferred product licenses revenue	$0	$0	$2,710
Deferred subscription services revenue	1,992	3,097	2,671
Deferred product support revenue	4,094	4,984	5,712
Deferred other services revenue	400	443	553
Total non-current deferred revenue and advance payments	$6,486	$8,524	$11,646
Total current and non-current:
Deferred product licenses revenue	$2,879	$3,579	$3,189
Deferred subscription services revenue	62,272	68,609	49,390
Deferred product support revenue	152,172	156,996	165,504
Deferred other services revenue	5,118	7,502	5,331
Total current and non-current deferred revenue and advance payments	$222,441	$236,686	$223,414

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below. Total deferred revenue and advance payments decreased $14.2 million as of March 31, 2024, as compared to December 31, 2023, primarily due to the timing of product support and subscription services renewals and an increase in revenue recognized from previously deferred subscription services, other services, and product licenses. Total deferred revenue and advance payments decreased $1.0 million as of March 31, 2024, as compared to March 31, 2023, primarily due to decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts, substantially offset by an increase in deferred revenue from subscription services contracts.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of March 31, 2024, we had an aggregate transaction price of $338.1 million allocated to the remaining performance obligation related to product support, subscription services, product licenses, and other services contracts. We expect to recognize approximately $247.5 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

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

As of March 31, 2024 and December 31, 2023, the amount of cash and cash equivalents held by our U.S. entities was $39.9 million and $10.5 million, respectively, and by our non-U.S. entities was $41.4 million and $36.3 million, respectively. We earn a significant amount of our revenues outside the United States. We did not repatriate any foreign earnings and profits during the three months ended March 31, 2024 or 2023.

Our material contractual obligations and cash requirements consist of:

•
principal and interest payments related to our long-term debt;
•
rent payments under noncancellable operating leases;
•
payments related to the mandatory deemed repatriation transition tax (the “Transition Tax”) under the U.S. Tax Cuts and Jobs Act (the “Tax Act”);
•
payments under various purchase agreements, primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations; and
•
ongoing personnel-related expenditures and vendor payments.

The above items are explained in further detail in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in the Notes to the Consolidated Financial Statements included therein. Other than our issuances of the 2030 Convertible Notes and 2031 Convertible Notes described more fully below and in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report, there have been no changes to our material contractual obligations and cash requirements since December 31, 2023.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt. We have principal due upon maturity of our long-term debt instruments in the aggregate of $3.612 billion in addition to $2.4 million in coupon interest due each semi-annual period for the 2025 Convertible Notes, $2.5 million in coupon interest due each semi-annual period for the 2030 Convertible Notes, $2.6 million in coupon interest due each semi-annual period for the 2031 Convertible Notes, $15.3 million in coupon interest due each semi-annual period for the 2028 Secured Notes, and $0.1 million due monthly in principal and interest related to our other long-term secured debt. We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. As of March 31, 2024, we do not expect cash and cash equivalents generated by our enterprise analytics software business to be sufficient to satisfy these obligations. As a result, we would seek to satisfy these obligations through various options that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include the issuance and sale of shares of our class A common stock, borrowings collateralized by bitcoin, or the sale of our bitcoin. Furthermore, if the conditional conversion features of the Convertible Notes are triggered, we may elect to settle the conversions of Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

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

In addition, while the 2030 Convertible Notes and the 2031 Convertible Notes have maturity dates of March 15, 2030 and March 15, 2031, respectively, the holders of the 2030 Convertible Notes and 2031 Convertible Notes each have the right to require us to repurchase for cash all or any portion of their 2030 Convertible Notes or 2031 Convertible Notes, respectively, on September 15, 2028 at a repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes or 2031 Convertible Notes, respectively, to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.

As of March 31, 2024, we held approximately 214,278 bitcoins, of which approximately 175,721 are unencumbered. We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	March 31,		%
	2024	2023	Change
Net cash provided by operating activities	$28,587	$37,397	-23.6%
Net cash used in investing activities	$(1,640,854)	$(179,774)	812.7%
Net cash provided by financing activities	$1,648,400	$187,622	778.6%

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

Net cash provided by operating activities decreased $8.8 million for the three months ended March 31, 2024, as compared to the same period in the prior year, due to a $514.3 million decrease in net income and an $11.1 million decrease from changes in operating assets and liabilities, which was partially offset by a $516.6 million increase in non-cash items (principally related to changes in deferred taxes, digital asset impairment losses, and a gain on extinguishment of debt in the first quarter of 2023).

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets and expenditures on property and equipment. Net cash used in investing activities increased $1.461 billion for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to a $1.460 billion increase in purchases of bitcoins. During the three months ended March 31, 2024, we purchased $1.639 billion of bitcoin using net proceeds from the issuances of our 2030 Convertible Notes and 2031 Convertible Notes, net proceeds from the sale of class A common stock under our at-the-market equity offering program, and Excess Cash, while during the three months ended March 31, 2023, we purchased $179.3 million of bitcoin using net proceeds from the sale of class A common stock under our at-the-market offering program.

Net cash provided by financing activities. The changes in cash provided by and used in financing activities primarily relate to the issuance and subsequent repayment of long-term debt, the sale of class A common stock under our at-the-market equity offering program, the exercise or vesting of certain awards under the Stock Incentive Plans, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities increased $1.461 billion for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to (i) a $1.376 billion increase in long-term debt proceeds, net of issuance costs, during the three months ended March 31, 2024 as compared to the same period in the prior year, (ii) the $159.9 million repayment of the 2025 Secured Term Loan during the three months ended March 31, 2023, which was repaid using proceeds from our sale of class A common stock offered under our at-the-market equity offering program, and (iii) a $128.1 million increase in proceeds from the exercise of stock options under the Stock Incentive Plans in the three months ended March 31, 2024, as compared to the same period in the prior year, partially offset by, (iv) a $201.9 million decrease in net proceeds from the sale of class A common stock under our at-the-market equity offering program during the three months ended March 31, 2024 as compared to the same period in the prior year.

Long-term Debt

The terms of each of the long-term debt instruments are discussed more fully in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes; in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes; and in March 2024, we issued $800.0 million aggregate principal amount of the 2030 Convertible Notes and $603.8 million aggregate principal amount of the 2031 Convertible Notes. We used the net proceeds from the issuance of the Convertible Notes to acquire bitcoin. During each of the three months ended March 31, 2024 and 2023, we did not pay any interest to holders of the Convertible Notes.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. As of March 31, 2024, approximately 38,557 of the bitcoins held by the Company serve as part of the collateral for the 2028 Secured Notes. We did not pay any interest to holders of the 2028 Secured Notes during the three months ended March 31, 2024 and 2023.

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

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. During the three months ended March 31, 2024 and 2023, we paid $0.3 million and $0.3 million, respectively, in principal and interest to the lender.

At-the-Market Equity Offerings

From time to time, we have entered into sales agreements with agents pursuant to which we could issue and sell shares of our class A common stock through at-the-market equity offering programs. See Note 10, At-the-Market Equity Offerings, to the Consolidated Financial Statements for additional information regarding sales of our class A common stock pursuant to each of the sales agreements that were active during 2024 or 2023.

The following table sets forth total shares sold and total net proceeds received (net of sales commissions and expenses) from shares sold under our at-the-market equity offering programs for the periods indicated (in thousands, except number of shares):

	Three Months Ended
	March 31,
	2024	2023
Total shares sold pursuant to at-the-market equity offering programs	195,162	1,348,855
Total net proceeds received from shares sold pursuant to at-the-market equity offering programs	$137,152	$338,962

Debt Repurchases and Prepayments.

During the first quarter of 2023, MacroStrategy voluntarily prepaid Silvergate the Payoff Amount in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan and all other obligations under the Credit and Security Agreement. During the three months ended March 31, 2024 and 2023, we did not repurchase or prepay any of our other outstanding debt.

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

	Three Months Ended
	March 31,
	2024	2023
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(203,702)	$(20,307)
Share-based compensation expense	17,791	17,555
Non-GAAP loss from operations	$(185,911)	$(2,752)

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

	Three Months Ended
	March 31,
	2024	2023
Reconciliation of non-GAAP net (loss) income:
Net (loss) income	$(53,118)	$461,193
Share-based compensation expense	17,791	17,555
Interest expense arising from amortization of debt issuance costs	2,557	2,210
Gain on debt extinguishment	0	(44,686)
Income tax effects (1)	(109,238)	8,766
Non-GAAP net (loss) income	$(142,008)	$445,038

Reconciliation of non-GAAP diluted (loss) earnings per share (2):
Diluted (loss) earnings per share	$(3.09)	$31.79
Share-based compensation expense (per diluted share)	1.03	1.20
Interest expense arising from amortization of debt issuance costs (per diluted share) (3)	0.15	0.03
Gain on debt extinguishment (per diluted share)	0.00	(3.07)
Income tax effects (per diluted share) (3)	(6.35)	0.64
Non-GAAP diluted (loss) earnings per share	$(8.26)	$30.59
(1)
Income tax effects reflect the net tax effects of share-based compensation, which includes tax benefits and expenses on exercises of stock options and vesting of share-settled restricted stock units, interest expense for amortization of debt issuance costs, and gain on debt extinguishment.
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

	Three Months Ended
	March 31,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2024	2024	2024	2023	2024	2024
Product licenses revenues	$12,938	$(82)	$13,020	$17,412	-25.7%	-25.2%
Subscription services revenues	22,966	86	22,880	18,810	22.1%	21.6%
Product support revenues	62,685	244	62,441	65,481	-4.3%	-4.6%
Other services revenues	16,657	58	16,599	20,212	-17.6%	-17.9%
Cost of product support revenues	8,547	30	8,517	5,768	48.2%	47.7%
Cost of other services revenues	12,297	207	12,090	13,783	-10.8%	-12.3%
Sales and marketing expenses	33,451	18	33,433	36,106	-7.4%	-7.4%
Research and development expenses	29,183	(264)	29,447	31,358	-6.9%	-6.1%
General and administrative expenses	34,666	86	34,580	27,906	24.2%	23.9%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$17,412	$(600)	$18,012	$16,513	5.4%	9.1%
Subscription services revenues	18,810	(430)	19,240	12,845	46.4%	49.8%
Product support revenues	65,481	(1,341)	66,822	67,151	-2.5%	-0.5%
Other services revenues	20,212	(679)	20,891	22,768	-11.2%	-8.2%
Cost of product support revenues	5,768	(115)	5,883	5,191	11.1%	13.3%
Cost of other services revenues	13,783	(510)	14,293	14,599	-5.6%	-2.1%
Sales and marketing expenses	36,106	(685)	36,791	33,240	8.6%	10.7%
Research and development expenses	31,358	(717)	32,075	33,523	-6.5%	-4.3%
General and administrative expenses	27,906	(222)	28,128	26,706	4.5%	5.3%

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

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of March 31, 2024, we held approximately 214,278 bitcoins. The carrying value of our bitcoins as of March 31, 2024 was $5.074 billion, which reflects cumulative impairments of $2.461 billion, on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from a low of $38,501.00 to a high of $73,835.57 during the three months ended March 31, 2024, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the three months ended March 31, 2024, we incurred an impairment loss of $191.6 million on our bitcoin.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 44.1% and 42.8% of our total revenues for the three months ended March 31, 2024 and 2023, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of March 31, 2024 and December 31, 2023, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 3.7% and 5.4%, respectively. If average exchange rates during the three months ended March 31, 2024 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2024 would have decreased by 3.9%. During the three months ended March 31, 2024, our revenues were not materially impacted as a result of a 0.9% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is provided under the subheading “False Claims Act Matter” in section (b) of Note 6, Commitments and Contingencies to our Consolidated Financial Statements and incorporated herein by reference.

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

We may not be able to achieve profitability in future periods

We generated a net loss for the three months ended March 31, 2024, primarily due to digital asset impairment losses, and we may not be able to achieve profitability in future periods. If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur additional significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2024, we had $919.8 million of deferred tax assets, which reflects a $1.4 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. During 2023, the value of bitcoin increased substantially which allowed us to release the valuation allowance recorded against the bitcoin holding; however, if the market value of bitcoin at a future reporting date is less than the average cost basis of our bitcoin holdings at such reporting date, we may be required to establish a valuation allowance against our U.S. deferred tax assets. Additionally, if we do not achieve profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations after December 31, 2022. Subject to the release and content of the final regulations by the IRS with respect to the application of the minimum tax and treatment of unrealized fair value gains, upon our adoption of ASU 2023-08, we could become subject to the alternative minimum tax if, for example, we experience significant unrealized gains on our bitcoin holdings. If we become subject to these new taxes under the IRA for these or any other reasons, it could materially affect our financial results, including our earnings and cash flow, and our financial condition. Further, other existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied in manner that negatively impacts us. For example, the Biden administration has proposed various U.S. federal tax law changes, which if enacted could have an adverse impact on our business, cash flows, financial condition or results of operations.

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

Risks Related to Our Bitcoin Acquisition Strategy and Holdings

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $25,000 per bitcoin and above $70,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Quarterly Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

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

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure in-scope crypto assets (including our bitcoin holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Early adoption is permitted in any interim or annual period for which our financial statements have not been issued as of the beginning of the annual reporting period. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 will likely have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet, and could have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our class A common stock. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of our historical financial statements, our future results will not be comparable to results from periods prior to our adoption of the guidance.

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
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of bitcoins associated with the hacked cryptocurrency exchange Mt. Gox; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products (“ETPs”);
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
•
disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;
•
the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
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
•
further reductions in mining rewards of bitcoin due to block reward halving events, which are events that occur after a specific period of time (the most recent of which occurred on April 19, 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the Bitcoin network;
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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example:

•
On March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. central bank digital currency (“CBDC.”) A number of reports issued pursuant to the executive order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.
•
On April 4, 2022, SEC Chair Gary Gensler announced that he has asked SEC staff to work (i) to register and regulate digital asset platforms like securities exchanges; (ii) with the Commodity Futures Trading Commission (“CFTC”) on how to jointly address digital asset platforms that trade both securities and non-securities; (iii) on segregating out digital asset platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market making functions of digital asset platforms, if appropriate. Similarly, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets.
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
•
The European Union’s Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin, became effective in June 2023, with various requirements phasing into effect through 2024. MiCA also requires the European Commission (i) to provide a report on the environmental impact of crypto-assets and (ii) based upon such report, introduce mandatory minimum sustainability standards for consensus mechanisms, including the proof-of-work consensus mechanisms on which the Bitcoin blockchain is based. The initial report was prepared in October 2023 and final standards are expected to be adopted in June 2024.
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
•
On June 6, 2023, the SEC filed a complaint against Coinbase, Inc. and other affiliated entities in federal district court in the Southern District of New York, alleging, among other claims: (i) that Coinbase, Inc. violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase, Inc. violated the Securities Act of 1933, as amended (the “Securities Act”) by failing to register with the SEC the offer and sale of securities in connection with its staking program, and (iii) that Coinbase Global Inc. is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc.
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
•
On November 21, 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the U.S. Binance Holdings Ltd. also acknowledged that it willfully operated an unlicensed money transmitting business, pleaded guilty to criminal charges of not having adequate anti-money laundering protocols in place and committed violations of the International Emergency Economic Powers Act, and its then chief executive officer pleaded guilty to failing to maintain an effective anti-money laundering program and resigned as chief executive officer of Binance. This settlement does not include any settlement of the SEC’s complaint against Binance referenced above.
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

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. As explained more fully in Note 2(g) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, we determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market for bitcoin). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of our bitcoin assets are impaired. In determining if an impairment has occurred, we consider the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. If the carrying value of a bitcoin exceeds that lowest price at any time during the quarter, an impairment loss is deemed to have occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of bitcoin will not affect the carrying value of our bitcoin. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculate the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale.

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

As of March 31, 2024, we carried $5.074 billion of digital assets on our balance sheet, consisting of approximately 214,278 bitcoins and reflecting $2.461 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $81.3 million in cash and cash equivalents, compared to a carrying value of $2.000 billion of digital assets, consisting of approximately 140,000 bitcoins, and $94.3 million in cash and cash equivalents at March 31, 2023. Digital asset impairment losses of $191.6 million incurred during the three months ended March 31, 2024 represented 66.3% of our operating expenses and contributed to our net loss of $53.1 million for the three months ended March 31, 2024, compared to $18.9 million in digital asset impairment losses incurred during the three months ended March 31, 2023 which represented 16.5% of our operating expenses and were included in our net income of $461.2 million for the three months ended March 31, 2023.

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

Although we are an operating company, and we believe we offer a different value proposition than a passive bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our class A common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our class A common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of Class A common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable spot bitcoin ETPs to continuously align the value of their shares to the price of the underlying bitcoin they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily NAV. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our class A common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures exchange-traded funds (“ETFs”) and leveraged bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our class A common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot bitcoin ETPs could have a material adverse effect on the market price of our class A common stock.

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

As of April 26, 2024, approximately 38,679 bitcoins serve as part of the collateral securing our 2028 Secured Notes and we may consider issuing additional debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of April 26, 2024, we held approximately 214,400 bitcoins that were acquired at an aggregate purchase price of $7.543 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. The price of bitcoin experienced a significant decline in 2022, and this had, and any future significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business

As a result of our bitcoin acquisition strategy, the majority of our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of March 31, 2024, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of March 31, 2024, two of the seven largest digital assets by market capitalization are U.S. dollar-pegged stablecoins.

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

As of March 31, 2024, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our class A common stock

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to substantially change the manner in which we conduct our business.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings. For the three months ended March 31, 2024, transactions by channel partners for which we recognized revenue accounted for 45.3% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships. Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings. If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $222.4 million as of March 31, 2024. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $115.7 million of other remaining performance obligations as of March 31, 2024, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our results in any particular period may depend on the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

Larger, enterprise-level transactions often require considerably more resources, are often more complex to implement, and typically require additional management approval, which may result in a lengthier, more complex, and less predictable sales cycle and may increase the risk that an order is delayed or not brought to completion. We may also encounter greater competition and pricing pressure on these larger transactions, and our sales and delivery efforts may be more costly. The presence or absence of one or more large transactions in a particular period may have a material effect on our revenues and operating results for that period and may result in lower estimated revenues and earnings in future periods. For the three months ended March 31, 2024, our top three product licenses transactions with recognized revenue totaled $3.0 million, or 23.4% of total product licenses revenues, compared to $4.0 million, or 22.9% of total product licenses revenues, for the three months ended March 31, 2023.

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

Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident, whether related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. On October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Additionally, in March 2024, the European Commission passed the Artificial Intelligence Act. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI.

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

Risks Related to Our Operations

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility, or other third-party services, as a result of geopolitical tensions, acts of terrorism, natural disasters, pandemics (like the COVID-19 pandemic), and similar events, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, Argentina, and Poland. In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services, including AWS, Azure, Google, and other cloud services. Any disruptions or failures of our systems or the third-party hosting facility or other services that we use, including as a result of a natural disaster, fire, cyberattack (including the potential increase in risk for such attacks due to cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts), act of terrorism, geopolitical conflict (including due to the ongoing Russia-Ukraine and Israel-Hamas conflicts and any potential conflict involving China and Taiwan), pandemic (including the COVID-19 pandemic), the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, host country restrictions on the conduct of our business operations or the availability of our offerings, or other unanticipated problems with our systems or the third-party services that we use, such as a failure to meet service standards, could severely impact our ability to conduct our business operations or to attract new customers or maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 44.1% and 42.8% of our total revenues for the three months ended March 31, 2024 and 2023, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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

In addition to potential enforcement by the United States Department of Health and Human Services for potential HIPAA violations, we are also potentially subject to privacy enforcement from the Federal Trade Commission (“FTC.”) The FTC has been particularly focused on certain activities related to the processing of sensitive data, including the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. We face risks of similar enforcement from State Attorneys General and, potentially, other regulatory agencies.

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

Similar requirements are also coming into force in other countries. Brazil enacted the Lei Geral de Proteção de Dados (the “Brazilian General Data Protection Law”), which became effective in August 2020 and imposes requirements largely similar to GDPR on products and services offered to users in Brazil. In China, we may also be subject to the Cybersecurity Law that went into effect in June 2017 and the revision of the Personal Information Security Specification that went into effect in October 2020, which have broad but uncertain application and impose a number of new privacy and data security obligations. China also adopted new legislation on the protection of privacy and personal data in November 2021, including the Personal Information Protection Law (“PIPL and Data Security Law”) that impose new data processing obligations on us. Under these new regulations, if an entity operating in China violates the law, regulators may order it to take corrective actions, issue warnings, confiscate illegal income, suspend services, revoke operating permits or business licenses, or issue a fine. The fine can be up to ¥50 million or 5 percent of an organization’s annual revenue for the prior financial year.

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

State privacy laws in the United States also may impact our business operations. The state of California has adopted a comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020. We have been required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a privacy law, the California Privacy Rights Act, which amends the CCPA to create additional privacy rights and obligations in California, and went into effect on January 1, 2023. Numerous other states have passed laws similar to the CCPA, which will go into effect in 2023 and beyond. More states may follow. These laws may impose additional costs and obligations on us. Similarly, in March 2022, the U.S. federal government also passed the Cyber Incident Reporting for Critical Infrastructure Act of 2022, which will require companies deemed to be part of U.S. critical infrastructure to report any substantial cybersecurity incidents or ransom payments to the federal government within 72 and 24 hours, respectively. The implementing regulations are not expected for another two-to-three years. The Securities and Exchange Commission also has issued new regulations related to cybersecurity that may require additional reporting and other compliance obligations, as well as creating additional risks related to public notifications concerning cyber incidents.

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

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $1,282.38 as of April 26, 2024. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 24, 2024, there are 1,964,025 shares of class B common stock outstanding, which accounts for approximately 55.5% of the total voting power of our outstanding common stock. As of April 24, 2024, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 1,961,668 shares of class B common stock, or 55.4% of the total voting power. Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments or other convertible securities could depress the price of our class A common stock

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, since January 1, 2024, we have issued and sold (i) $137.8 million of shares of class A common stock through at-the-market equity offering programs, (ii) $800 million aggregate principal amount of 2030 Convertible Notes and (iii) $603.75 million aggregate principal amount of 2031 Convertible Notes. We cannot predict:

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of March 31, 2024, we had $3.614 billion aggregate indebtedness, consisting of $650.0 million aggregate principal amount of 2025 Convertible Notes, $1.05 billion aggregate principal amount of 2027 Convertible Notes, $800.0 million aggregate principal amount of 2030 Convertible Notes, $603.8 million aggregate principal amount of 2031 Convertible Notes, $500.0 million aggregate principal amount of 2028 Secured Notes and $10.2 million of other long-term indebtedness. We refer herein to the 2025 Convertible Notes, 2027 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes and 2028 Secured Notes, collectively, as the “Outstanding Notes.”

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

Upon the occurrence of an event of default under any of MicroStrategy’s indebtedness, the holders of the defaulted indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest and, in the case of our 2028 Secured Notes, enforce their security interests on substantially all of MicroStrategy’s assets and the assets of our subsidiary guarantors, but excluding bitcoins that are currently owned by MacroStrategy, a wholly-owned subsidiary of MicroStrategy, or acquired by MacroStrategy in future periods in transactions permitted by the terms of the 2028 Secured Notes. Any of these events could in turn result in cross-defaults under our other indebtedness. We may not have sufficient funds available to pay the amounts due upon any such default, particularly in the event that there has been a decrease in the market value of our bitcoin holdings, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all. Any financing that we may undertake under such circumstances could result in substantial dilution of our existing stockholders, and in the absence of being able to obtain such financing, we could be forced into bankruptcy or liquidation.

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

We may not have the ability to raise the funds necessary to settle in cash conversions of the Convertible Notes or to repurchase the Outstanding Notes for cash upon a fundamental change or to repurchase the 2030 Convertible Notes or the 2031 Convertible Notes on September 15, 2028, and the 2028 Secured Notes contain, and any future debt may contain, limitations on our ability to engage in cash-settled conversions or repurchases of Outstanding Notes

In connection with any conversion of the Convertible Notes, unless we elect (or have previously irrevocably elected) to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, the 2028 Secured Notes contain, and any future debt may contain, limitations on our ability to pay cash upon conversion of the Convertible Notes, which may require us to elect to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share). Upon a change of control or a fundamental change as defined in the indentures governing the Outstanding Notes, the holders of such notes will have the right to require us to offer to purchase all of the applicable notes then outstanding at a price equal to 101% of the principal amount of the 2028 Secured Notes and 100% of the principal amount of the Convertible Notes, respectively, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the repurchase date. Moreover, the exercise by holders of the Outstanding Notes of their right to require us to repurchase such Outstanding Notes could cause a default under future debt agreements, even if the change of control or fundamental change itself does not, due to the financial effect of such repurchase on us. In order to obtain sufficient funds to pay the purchase price of such notes, we expect that we would have to refinance the Outstanding Notes or obtain a waiver from the applicable holders of Outstanding Notes and we may not be able to refinance the Outstanding Notes on reasonable terms, if at all. Absent a waiver from the applicable holders of Outstanding Notes, our failure to offer to purchase all applicable Outstanding Notes or to purchase all validly tendered Outstanding Notes would be an event of default under the indentures governing the Outstanding Notes. In addition, holders of the 2030 Convertible Notes and the 2031 Convertible Notes have the right to require us to repurchase all or a portion of their notes on September 15, 2028 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the applicable Convertible Notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the Outstanding Notes and our other long-term indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the Outstanding Notes, and our other long-term indebtedness, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the Outstanding Notes, and our other long-term indebtedness. Our wholly-owned subsidiary, MacroStrategy, which holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes, the bitcoin that MacroStrategy acquired using the proceeds from the 2025 Secured Term Loan, and the bitcoin that MacroStrategy acquired from the proceeds of the sale of our class A shares pursuant to the sales agreements with various sales agents, is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs under such indebtedness. MacroStrategy holds approximately 175,721 bitcoins that, as of March 31, 2024, had a carrying value of $3.468 billion on our Consolidated Balance Sheet, representing 54.7% of our consolidated total assets at such date. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three months ended March 31, 2024, certain holders of the 2025 Convertible Notes elected to convert $37,000 in aggregate principal amount of the 2025 Convertible Notes and the Company elected combination settlement for $10,000 of such notes and share settlement for $27,000 of such notes. The settlement provisions of the 2025 Convertible Notes provided for the settlement of such notes to be effected during the three months ended June 30, 2024. No shares of class A common stock were issued in respect of such conversions during the three months ended March 31, 2024.

Item 5. Other Information

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

4.8

Indenture, dated as of March 8, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024 (File No. 000-24435)).

4.9

Form of 0.625% Convertible Senior Note due 2030 (included within Exhibit 4.8 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024 (File No. 000-24435)).

4.10

Indenture, dated as of March 18, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024 (File No. 000-24435)).

4.11

Form of 0.875% Convertible Senior Note due 2031 (included within Exhibit 4.10 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024 (File No. 000-24435)).

10.1†	China Form of RSU Agreement.

10.2†	Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: May 1, 2024