Form 10-Q
period 2024-06-30
MICROSTRATEGY Inc
filed 2024-08-06
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of July 25, 2024, the registrant had 17,468,045 and 1,964,025 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,923	$46,817
Restricted cash	1,878	1,856
Accounts receivable, net	112,234	183,815
Prepaid expenses and other current assets	27,234	35,407
Total current assets	208,269	267,895
Digital assets	5,687,890	3,626,476
Property and equipment, net	28,332	28,941
Right-of-use assets	53,591	57,343
Deposits and other assets	43,449	24,300
Deferred tax assets, net	1,031,542	757,573
Total assets	$7,053,073	$4,762,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$44,188	$43,090
Accrued compensation and employee benefits	46,853	50,045
Accrued interest	5,066	1,493
Current portion of long-term debt, net	145,119	483
Deferred revenue and advance payments	204,837	228,162
Total current liabilities	446,063	323,273
Long-term debt, net	3,703,381	2,182,108
Deferred revenue and advance payments	5,964	8,524
Operating lease liabilities	56,544	61,086
Other long-term liabilities	5,965	22,208
Deferred tax liabilities	357	357
Total liabilities	4,218,274	2,597,556
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 25,787 shares issued and 17,103 shares outstanding, and 23,588 shares issued and 14,904 shares outstanding, respectively	26	24
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 1,964 shares issued and outstanding, and 1,964 shares issued and outstanding, respectively	2	2
Additional paid-in capital	4,785,336	3,957,728
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(13,550)	(11,444)
Accumulated deficit	(1,154,911)	(999,234)
Total stockholders’ equity	2,834,799	2,164,972
Total liabilities and stockholders’ equity	$7,053,073	$4,762,528

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product licenses	$9,286	$15,522	$22,224	$32,934
Subscription services	24,080	19,878	47,046	38,688
Total product licenses and subscription services	33,366	35,400	69,270	71,622
Product support	61,740	66,081	124,425	131,562
Other services	16,336	18,919	32,993	39,131
Total revenues	111,442	120,400	226,688	242,315
Cost of revenues:
Product licenses	794	444	1,361	978
Subscription services	9,560	7,216	18,164	15,072
Total product licenses and subscription services	10,354	7,660	19,525	16,050
Product support	8,193	5,816	16,740	11,584
Other services	12,388	13,645	24,685	27,428
Total cost of revenues	30,935	27,121	60,950	55,062
Gross profit	80,507	93,279	165,738	187,253
Operating expenses:
Sales and marketing	34,251	37,660	67,702	73,766
Research and development	30,311	29,354	59,494	60,712
General and administrative	36,129	28,830	70,795	56,736
Digital asset impairment losses	180,090	24,143	371,723	43,054
Total operating expenses	280,781	119,987	569,714	234,268
Loss from operations	(200,274)	(26,708)	(403,976)	(47,015)
Interest expense, net	(15,466)	(11,095)	(27,347)	(26,025)
Gain on debt extinguishment	0	0	0	44,686
Other income (expense), net	694	(250)	2,390	(1,693)
Loss before income taxes	(215,046)	(38,053)	(428,933)	(30,047)
Benefit from income taxes	(112,487)	(60,296)	(273,256)	(513,483)
Net (loss) income	$(102,559)	$22,243	$(155,677)	$483,436
Basic (loss) earnings per share (1)	$(5.74)	$1.68	$(8.88)	$41.18
Weighted average shares outstanding used in computing basic (loss) earnings per share	17,861	13,247	17,533	11,739
Diluted (loss) earnings per share (1)	$(5.74)	$1.52	$(8.88)	$33.56
Weighted average shares outstanding used in computing diluted (loss) earnings per share	17,861	16,095	17,533	14,534

(1) Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income	$(102,559)	$22,243	$(155,677)	$483,436
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(381)	(87)	(2,106)	651
Total other comprehensive (loss) income	(381)	(87)	(2,106)	651
Comprehensive (loss) income	$(102,940)	$22,156	$(157,783)	$484,087

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, unaudited)

		Class A		Class B Convertible		Additional			Accumulated Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit
Balance at January 1, 2023	$(383,120)	18,269	$18	1,964	$2	$1,841,120	(8,684)	$(782,104)	$(13,801)	$(1,428,355)
Net income	461,193	0	0	0	0	0	0	0	0	461,193
Other comprehensive income	738	0	0	0	0	0	0	0	738	0
Issuance of class A common stock upon exercise of stock options	6,750	44	0	0	0	6,750	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,380	13	0	0	0	2,380	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(514)	4	0	0	0	(514)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	338,962	1,349	2	0	0	338,960	0	0	0	0
Share-based compensation expense	16,822	0	0	0	0	16,822	0	0	0	0
Balance at March 31, 2023	$443,211	19,679	$20	1,964	$2	$2,205,518	(8,684)	$(782,104)	$(13,063)	$(967,162)
Net income	22,243	0	0	0	0	0	0	0	0	22,243
Other comprehensive loss	(87)	0	0	0	0	0	0	0	(87)	0
Issuance of class A common stock upon exercise of stock options	5,354	39	0	0	0	5,354	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(242)	6	0	0	0	(242)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	333,494	1,079	1	0	0	333,493	0	0	0	0
Share-based compensation expense	15,145	0	0	0	0	15,145	0	0	0	0
Balance at June 30, 2023	$819,118	20,803	$21	1,964	$2	$2,559,268	(8,684)	$(782,104)	$(13,150)	$(944,919)
Net loss	(143,441)	0	0	0	0	0	0	0	0	(143,441)
Other comprehensive loss	(2,205)	0	0	0	0	0	0	0	(2,205)	0
Issuance of class A common stock upon exercise of stock options	2,113	10	0	0	0	2,113	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	1,575	7	0	0	0	1,575	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(747)	4	0	0	0	(747)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	147,218	403	0	0	0	147,218	0	0	0	0
Share-based compensation expense	16,764	0	0	0	0	16,764	0	0	0	0
Balance at September 30, 2023	$840,395	21,227	$21	1,964	$2	$2,726,191	(8,684)	$(782,104)	$(15,355)	$(1,088,360)
Net income	89,126	0	0	0	0	0	0	0	0	89,126
Other comprehensive income	3,911	0	0	0	0	0	0	0	3,911	0
Issuance of class A common stock upon exercise of stock options	16,302	82	1	0	0	16,301	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(2,841)	12	0	0	0	(2,841)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	1,200,415	2,267	2	0	0	1,200,413	0	0	0	0
Share-based compensation expense	17,664	0	0	0	0	17,664	0	0	0	0
Balance at December 31, 2023	$2,164,972	23,588	$24	1,964	$2	$3,957,728	(8,684)	$(782,104)	$(11,444)	$(999,234)
Net loss	(53,118)	0	0	0	0	0	0	0	0	(53,118)
Other comprehensive loss	(1,725)	0	0	0	0	0	0	0	(1,725)	0
Issuance of class A common stock upon exercise of stock options	136,088	573	0	0	0	136,088	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,071	7	0	0	0	2,071	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(1,273)	4	0	0	0	(1,273)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	137,152	195	0	0	0	137,152	0	0	0	0
Share-based compensation expense	15,938	0	0	0	0	15,938	0	0	0	0
Balance at March 31, 2024	$2,400,105	24,367	$24	1,964	$2	$4,247,704	(8,684)	$(782,104)	$(13,169)	$(1,052,352)
Net loss	(102,559)	0	0	0	0	0	0	0	0	(102,559)
Other comprehensive loss	(381)	0	0	0	0	0	0	0	(381)	0
Issuance of class A common stock upon exercise of stock options	17,261	122	0	0	0	17,261	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(932)	31	0	0	0	(932)	0	0	0	0
Issuance of class A common stock upon conversions of convertible senior notes	500,815	1,267	2	0	0	500,813	0	0	0	0
Share-based compensation expense	20,490	0	0	0	0	20,490	0	0	0	0
Balance at June 30, 2024	$2,834,799	25,787	$26	1,964	$2	$4,785,336	(8,684)	$(782,104)	$(13,550)	$(1,154,911)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(155,677)	$483,436
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,701	6,661
Reduction in carrying amount of right-of-use assets	4,126	4,320
Credit losses and sales allowances	(44)	438
Deferred taxes	(278,067)	(530,628)
Release of liabilities for unrecognized tax benefits	(73)	(102)
Share-based compensation expense	38,412	33,049
Digital asset impairment losses	371,723	43,054
Amortization of issuance costs on long-term debt	6,399	4,400
Gain on debt extinguishment	0	(44,686)
Changes in operating assets and liabilities:
Accounts receivable	20,119	17,737
Prepaid expenses and other current assets	7,914	4,861
Deposits and other assets	(8,163)	1,189
Accounts payable and accrued expenses	(8,164)	(9,400)
Accrued compensation and employee benefits	(18,059)	(15,559)
Accrued interest	3,641	(1,336)
Deferred revenue and advance payments	24,994	26,952
Operating lease liabilities	(5,467)	(5,233)
Other long-term liabilities	(5,057)	(228)
Net cash provided by operating activities	5,258	18,925
Investing activities:
Purchases of digital assets	(2,433,137)	(526,278)
Purchases of property and equipment	(2,268)	(1,138)
Net cash used in investing activities	(2,435,405)	(527,416)
Financing activities:
Proceeds from convertible senior notes	2,203,750	0
Issuance costs paid for convertible senior notes	(42,008)	0
Payments to settle conversions of convertible senior notes	(44)	0
Repayments of secured term loan and third-party extinguishment costs	0	(160,033)
Repayments of other long-term secured debt	(266)	(254)
Proceeds from sale of common stock under public offerings	137,765	676,068
Issuance costs paid related to sale of common stock under public offerings	(613)	(3,628)
Proceeds from exercise of stock options	153,349	12,104
Proceeds from sales under employee stock purchase plan	2,071	2,380
Payment of withholding tax on vesting of restricted stock units	(2,173)	(726)
Net cash provided by financing activities	2,451,831	525,911
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,556)	(235)
Net increase in cash, cash equivalents, and restricted cash	20,128	17,185
Cash, cash equivalents, and restricted cash, beginning of period	48,673	50,868
Cash, cash equivalents, and restricted cash, end of period	$68,801	$68,053

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

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	June 30,	December 31,
	2024	2023
Approximate number of bitcoins held	226,331	189,150
Digital assets carrying value	$5,687,890	$3,626,476
Cumulative digital asset impairment losses	$2,640,736	$2,269,013

The carrying value on the Company’s Consolidated Balance Sheet at each period-end represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through June 30, 2024 or December 31, 2023, respectively, and not as of June 30, 2024 or December 31, 2023, respectively.

The following table summarizes the Company’s digital asset purchases and digital asset impairment losses (in thousands, except number of bitcoins) for the periods indicated. The Company did not sell any of its bitcoins during the three and six months ended June 30, 2024 or 2023, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Approximate number of bitcoins purchased	12,053	12,333	37,181	19,833
Digital asset purchases	$793,828	$347,003	$2,433,137	$526,278
Digital asset impairment losses	$180,090	$24,143	$371,723	$43,054

From time to time, the Company may be extended short-term credits from its execution partners to purchase bitcoin in advance of using cash funds in the Company’s trading account. The trade credits are due and payable in cash within days after they are extended. In the first quarter of 2024, certain of the assets of MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, including bitcoin, were subject to a first priority security interest and lien in order to secure the repayment of short-term trade credits taken in its name. While trade credits are outstanding, the Company may incur interest fees and be required to maintain minimum balances in its trading and collateral accounts with such execution partners. As of June 30, 2024, the Company had no outstanding trade credits payable.

As of June 30, 2024 and December 31, 2023, respectively, approximately 50,610 and 16,081 of the bitcoins held by the Company, which had carrying values of approximately $2.220 billion and $263.9 million on the Company’s Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively, served as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”), as further described in Note 5, Long-term Debt, to the Consolidated Financial Statements.

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

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2024	2023
Billed and billable	$114,094	$186,884
Less: allowance for credit losses	(1,860)	(3,069)
Accounts receivable, net	$112,234	$183,815

Changes in the allowance for credit losses were not material for the three and six months ended June 30, 2024.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $1.8 million and $1.2 million, as of June 30, 2024 and December 31, 2023, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts and accrued sales and usage-based royalty revenue. In royalty-based arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $5.4 million and $0.9 million, as of June 30, 2024 and December 31, 2023, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three and six months ended June 30, 2024 and 2023, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2024	2023
Current:
Deferred product licenses revenue	$4,200	$3,579
Deferred subscription services revenue	69,566	65,512
Deferred product support revenue	127,170	152,012
Deferred other services revenue	3,901	7,059
Total current deferred revenue and advance payments	$204,837	$228,162

Non-current:
Deferred product licenses revenue	$0	$0
Deferred subscription services revenue	1,623	3,097
Deferred product support revenue	3,974	4,984
Deferred other services revenue	367	443
Total non-current deferred revenue and advance payments	$5,964	$8,524

During the three and six months ended June 30, 2024, the Company recognized revenues of $64.1 million and $145.0 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2024. During the three and six months ended June 30, 2023, the Company recognized revenues of $62.3 million and $143.1 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2023. For the three and six months ended June 30, 2024 and 2023, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of June 30, 2024, the Company had an aggregate transaction price of $360.7 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. The Company expects to recognize $242.4 million within the next 12 months and the remainder thereafter.

(5) Long-term Debt

The net carrying value of the Company’s outstanding debt (in thousands) consisted of the following, as of:

	June 30, 2024	December 31, 2023
2025 Convertible Notes	$144,618	$643,931
2027 Convertible Notes	1,039,327	1,037,306
2030 Convertible Notes	783,220	0
2031 Convertible Notes	593,259	0
2032 Convertible Notes	786,095	0
2028 Secured Notes	492,057	491,193
Other long-term secured debt	9,924	10,161
Total	$3,848,500	$2,182,591
Reported as:
Current portion of long-term debt, net	145,119	483
Long-term debt, net	3,703,381	2,182,108
Total	$3,848,500	$2,182,591

Convertible Senior Notes

The Company has issued the following convertible notes (collectively, the “Convertible Notes”) in private offerings:

•
$650.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”);
•
$1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”);
•
$800.0 million aggregate principal amount of 0.625% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”);
•
$603.8 million aggregate principal amount of 0.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”); and
•
$800.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”).

The Convertible Notes are senior unsecured obligations of the Company and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The following table summarizes the key terms of each of the Convertible Notes (principal at inception, net proceeds, and issuance costs are each reported in thousands):

	2025 Convertible Notes	2027 Convertible Notes	2030 Convertible Notes	2031 Convertible Notes	2032 Convertible Notes
Issuance Date	December 2020	February 2021	March 2024	March 2024	June 2024
Maturity Date (1)	December 15, 2025	February 15, 2027	March 15, 2030	March 15, 2031	June 15, 2032
Principal at Inception	$650,000	$1,050,000	$800,000	$603,750	$800,000
Stated Interest Rate (2)	0.750%	0.000%	0.625%	0.875%	2.250%
Interest Payment Dates (3)	June 15 & December 15	February 15 & August 15	March 15 & September 15	March 15 & September 15	June 15 & December 15
Net Proceeds	$634,749	$1,025,830	$782,000	$592,567	$786,000
Issuance Costs (4)	$15,251	$24,170	$18,000	$11,183	$14,000
Effective Interest Rate (4)	1.23%	0.39%	1.14%	1.30%	2.63%
Date of Holder Put Option (5)	n/a	n/a	September 15, 2028	September 15, 2028	June 15, 2029
Initial Conversion Rate (6)	2.5126	0.6981	0.6677	0.4297	0.4894
Initial Conversion Price (7)	$397.99	$1,432.46	$1,497.68	$2,327.21	$2,043.32
Convertible at any time after the following date (8) (9)	June 13, 2024	August 15, 2026	September 15, 2029	September 15, 2030	December 15, 2031
Not redeemable by the Company prior to the following date (10)	December 20, 2023	February 20, 2024	March 22, 2027	March 22, 2028	June 20, 2029
Redemption Date (11)	July 15, 2024	n/a	n/a	n/a	n/a
(1)
“Maturity Date” is the stated maturity date under each applicable indenture governing such notes, unless earlier converted, redeemed, or repurchased in accordance with their terms.
(2)
Holders may receive additional or special interest under specified circumstances as outlined under each applicable indenture governing the Convertible Notes.
(3)
For the Convertible Notes issued in 2024, interest payments begin on (a) September 15, 2024 for each of the 2030 Convertible Notes and the 2031 Convertible Notes, and (b) December 15, 2024 for the 2032 Convertible Notes.
(4)
“Issuance Costs” reflect the customary offering expenses associated with each of the Convertible Notes. The Company accounts for these issuance costs as a reduction to the principal amount of the respective Convertible Notes and amortizes the issuance costs to interest expense from the respective debt issuance dates through the earlier of the “Maturity Date” or the “Date of Holder Put Option,” if applicable, at the “Effective Interest Rates” stated in the table.
(5)
“Date of Holder Put Option” represents the respective dates upon which holders of the 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes each have a noncontingent right to require the Company to repurchase for cash all or any portion of their respective notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.
(6)
The “Initial Conversion Rate” is stated in shares of the Company’s class A common stock per $1,000 principal amount. The conversion rates are subject to customary anti-dilution adjustments. In addition, following certain events that may occur prior to the respective maturity dates or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its respective Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in each indenture governing the respective Convertible Notes.
(7)
The “Initial Conversion Price” is stated in dollars per share of the Company’s class A common stock.
(8)
On or after the stated dates until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert the Convertible Notes at any time. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s class A common stock, or a combination of cash and shares of class A common stock, at the Company’s election. For the 2025 Convertible Notes, the date presented is the date on which the Company delivered its notice of full redemption of the 2025 Convertible Notes, which resulted in the 2025 Convertible Notes being convertible at any time thereafter until 5:00 p.m., New York City time, on July 11, 2024. See below under “Notice to Redeem 2025 Convertible Notes and Conversions of 2025 Convertible Notes” for further information.

(9)
Prior to the respective dates, the Convertible Notes are convertible only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 for the 2025 Convertible Notes, on June 30, 2021 for the 2027 Convertible Notes, on June 30, 2024 for the 2030 Convertible Notes and 2031 Convertible Notes, or on September 30, 2024 for the 2032 Convertible Notes (and only during such calendar quarter), if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Convertible Notes on each applicable trading day; (b) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined under each applicable indenture governing the respective Convertible Notes) per $1,000 principal amount of the respective Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s class A common stock and the applicable conversion rate on each such trading day; (c) if the Company calls any or all of the respective Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (d) upon occurrence of specified corporate events as described in each applicable indenture governing the respective Convertible Notes.
(10)
The Company may redeem for cash all or a portion of the Convertible Notes at its option, on or after the stated dates, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the respective Convertible Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. See below “Notice to Redeem 2025 Convertible Notes and Conversions of 2025 Convertible Notes” subsection for information regarding the Company’s notice of redemption of the 2025 Convertible Notes.
(11)
“Redemption Date” is the date on which the Company redeemed all outstanding 2025 Convertible Notes. See discussion further below under “Notice to Redeem 2025 Convertible Notes and Conversions of 2025 Convertible Notes” pertaining to redemption of the 2025 Convertible Notes.

If the Company undergoes a “fundamental change,” as defined in the respective indentures governing the Convertible Notes prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their respective Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the respective Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The respective indentures governing the Convertible Notes contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount outstanding of the respective Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the respective Convertible Notes to be due and payable.

Although the Convertible Notes contain embedded conversion features, the Company accounts for the Convertible Notes in their entirety as a liability because the conversion features are indexed to the Company’s class A common stock and meet the criteria for classification in stockholders’ equity and therefore do not qualify for separate derivative accounting.

Notice to Redeem 2025 Convertible Notes and Conversions of 2025 Convertible Notes

On June 13, 2024, the Company announced that it delivered a notice of redemption (the “Redemption Notice”) to the trustee of the 2025 Convertible Notes for redemption of all $650.0 million in aggregate principal amount of the 2025 Convertible Notes then outstanding on July 15, 2024 (the “Redemption Date”). Due to the Company’s issuance of the Redemption Notice, the 2025 Convertible Notes became convertible at the option of the holders of such notes from the delivery of the Redemption Notice until 5:00 p.m., New York City time, on July 11, 2024. The Company elected to satisfy its conversion obligation with respect to the 2025 Convertible Notes by delivering solely shares of its class A common stock, together with cash in lieu of any fractional shares. Holders of the 2025 Convertible Notes requested to convert $649.7 million in principal amount of the 2025 Convertible Notes prior to the Redemption Date. The Company settled conversion requests in respect of $504.4 million in principal amount of the 2025 Convertible Notes during the quarter ended June 30, 2024, resulting in the issuance of 1,267,240 shares of the Company’s class A common stock and payment of a nominal amount of cash in lieu of fractional shares, and settled conversion requests in respect of $145.3 million in principal amount of the 2025 Convertible Notes during the period from July 1, 2024 to July 15, 2024, resulting in the issuance of 365,065 shares of the Company’s class A common stock and payment of a nominal amount of cash in lieu of fractional shares, in each case in accordance with the terms and provisions of the indenture governing the 2025 Convertible Notes. On the Redemption Date, the Company redeemed $0.3 million aggregate principal amount of 2025 Convertible Notes, constituting all of the 2025 Convertible Notes then outstanding, at an aggregate redemption price of $0.3 million in cash, equal to 100% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued and unpaid interest, to but excluding the Redemption Date.

Collective Convertible Notes Disclosures

There have been no adjustments to the initial conversion rates for any of the Convertible Notes as of June 30, 2024. As of June 30, 2024, the maximum number of shares into which the Convertible Notes could have been potentially converted if the conversion features were triggered at the conversion rates then in effect based on the Convertible Notes then outstanding on such date was 365,920 shares, 733,005 shares, 534,160 shares, 259,431 shares, and 391,520 shares for the 2025 Convertible Notes, 2027 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, respectively.

Other than the 2025 Convertible Notes (for which convertibility is discussed above under the “Notice to Redeem 2025 Convertible Notes and Conversions of 2025 Convertible Notes” subsection), the Convertible Notes were not convertible at the option of the holders during the six months ended June 30, 2024 or 2023.

Other than the Company’s issuance of the Redemption Notice for the redemption of all of the outstanding 2025 Convertible Notes, the Company had not redeemed any of the Convertible Notes as of June 30, 2024.

As of June 30, 2024, the net carrying value of the 2025 Convertible Notes was classified as a short-term liability in the “Current portion of long-term debt, net” line item in the Company’s Consolidated Balance Sheet, and the net carrying value of the remaining Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet. As of December 31, 2023, the net carrying value of all of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet.

The following is a summary of the Company’s convertible debt instruments as of June 30, 2024 (in thousands):

	June 30, 2024
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$145,634	$(1,016)	$144,618	$517,929	Level 2
2027 Convertible Notes	1,050,000	(10,673)	1,039,327	1,228,500	Level 2
2030 Convertible Notes	800,000	(16,780)	783,220	887,706	Level 2
2031 Convertible Notes	603,750	(10,491)	593,259	543,466	Level 2
2032 Convertible Notes	800,000	(13,905)	786,095	754,008	Level 2
Total	$3,399,384	$(52,865)	$3,346,519	$3,931,609

The following is a summary of the Company’s convertible debt instruments as of December 31, 2023 (in thousands):

	December 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(6,069)	$643,931	$1,074,713	Level 2
2027 Convertible Notes	1,050,000	(12,694)	1,037,306	913,808	Level 2
Total	$1,700,000	$(18,763)	$1,681,237	$1,988,521

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended June 30, 2024 and 2023, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$1,129	$712	$1,841	$1,219	$760	$1,979
2027 Convertible Notes	0	1,011	1,011	0	1,007	1,007
2030 Convertible Notes	1,250	972	2,222	0	0	0
2031 Convertible Notes	1,321	603	1,924	0	0	0
2032 Convertible Notes	650	95	745	0	0	0
Total	$4,350	$3,393	$7,743	$1,219	$1,767	$2,986

For the six months ended June 30, 2024 and 2023, interest expense related to the Convertible Notes was as follows (in thousands):

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$2,348	$1,479	$3,827	$2,438	$1,517	$3,955
2027 Convertible Notes	0	2,021	2,021	0	2,013	2,013
2030 Convertible Notes	1,569	1,220	2,789	0	0	0
2031 Convertible Notes	1,512	692	2,204	0	0	0
2032 Convertible Notes	650	95	745	0	0	0
Total	$6,079	$5,507	$11,586	$2,438	$3,530	$5,968

For each of the six months ended June 30, 2024 and 2023, the Company paid $2.4 million in interest related to the Convertible Notes. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.

Senior Secured Notes

On June 14, 2021, the Company issued $500.0 million aggregate principal amount of 2028 Secured Notes in a private offering. The 2028 Secured Notes bear interest at a fixed rate of 6.125% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2028 Secured Notes have a stated maturity date of June 15, 2028, unless earlier redeemed or repurchased in accordance with their terms and subject to a springing maturity date of November 16, 2026 as discussed further below. The Company has not redeemed any of the 2028 Secured Notes as of June 30, 2024.

The 2028 Secured Notes include a springing maturity feature that will cause the stated maturity date to spring ahead to: (1) November 16, 2026 (the “Springing Maturity Date”), unless on the Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of, and accrued interest on, the 2027 Convertible Notes or (ii) less than $100,000,000 of the aggregate principal amount of the 2027 Convertible Notes remains outstanding, or (2) the date (such date, an “FCCR Springing Maturity Date”) that is 91 days prior to the maturity date of any future convertible debt that we may issue that is then outstanding (the “FCCR Convertible Indebtedness”), unless on the FCCR Springing Maturity Date (i) the Company has Liquidity in excess of 130% of the amount required to pay in full in cash the then outstanding aggregate principal amount of and accrued interest on such FCCR Convertible Indebtedness or (ii) less than $100,000,000 of the aggregate principal amount of such FCCR Convertible Indebtedness remains outstanding. “Liquidity” is defined in the 2028 Secured Notes Indenture and includes the Digital Asset Market Value (as defined in the 2028 Secured Notes Indenture) of the bitcoin owned by the Company and its Restricted Subsidiaries (as defined in the 2028 Secured Notes Indenture) immediately prior to the issuance of the 2028 Secured Notes (which are referred to as “Existing Digital Assets”). As of June 30, 2024, for purposes of calculating Liquidity, the Company and its Restricted Subsidiaries owned approximately 92,079 Existing Digital Assets, all of which were unencumbered.

The terms of the 2028 Secured Notes are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The 2028 Secured Notes are governed by an indenture containing certain covenants with which the Company must comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates. The Company was in compliance with its debt covenants as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the 2028 Secured Notes as of June 30, 2024 (in thousands):

	June 30, 2024
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(7,943)	$492,057	$484,640	Level 2

The following is a summary of the 2028 Secured Notes as of December 31, 2023 (in thousands):

	December 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(8,807)	$491,193	$485,070	Level 2

The fair value of the 2028 Secured Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended June 30, 2024 and 2023, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,657	$435	$8,092	$7,656	$408	$8,064

For the six months ended June 30, 2024 and 2023, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$15,313	$864	$16,177	$15,312	$809	$16,121

For each of the six months ended June 30, 2024 and 2023, the Company paid $15.3 million in interest related to the 2028 Secured Notes.

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

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. After monthly payments made under the terms of the agreement, the loan had a net carrying value of $9.9 million and $10.2 million as of June 30, 2024 and December 31, 2023, respectively, and an outstanding principal balance of $10.1 million and $10.3 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, $0.5 million and $0.5 million of the respective net carrying values were short-term and were presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheets.

Maturities

The following table shows the maturities of the Company’s debt instruments as of June 30, 2024 (in thousands). The principal payments related to the 2028 Secured Notes are included in the table below based on the Springing Maturity Date of November 16, 2026, as if the springing maturity feature discussed above were triggered. As of June 30, 2024, the Company expects to be able to satisfy the requirements in the 2028 Secured Notes Indenture to avoid triggering the springing maturity feature of the 2028 Secured Notes. The principal payments related to the 2030 Convertible Notes and 2031 Convertible Notes, respectively, are included in the table below as if the holders exercised their right to require the Company to repurchase all of the 2030 Convertible Notes and 2031 Convertible Notes on September 15, 2028. The principal payments related to the 2032 Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the 2032 Convertible Notes on June 15, 2029.

Payments due by period ended June 30,	2025 Convertible Notes	2027 Convertible Notes	2030 Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	2028 Secured Notes	Other long-term secured debt	Total
2025	$145,634	$0	$0	$0	$0	$0	$555	$146,189
2026	0	0	0	0	0	0	584	584
2027	0	1,050,000	0	0	0	500,000	8,937	1,558,937
2028	0	0	0	0	0	0	0	0
2029	0	0	800,000	603,750	800,000	0	0	2,203,750
Thereafter	0	0	0	0	0	0	0	0
Total	$145,634	$1,050,000	$800,000	$603,750	$800,000	$500,000	$10,076	$3,909,460

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of June 30, 2024 or December 31, 2023.

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

On July 4, 2024, the Company’s Brazilian subsidiary signed a leniency agreement with Brazil’s Federal Comptroller General (“CGU”) and Federal General Attorney’s Office (“AGU”). The leniency agreement resulted from the Brazilian subsidiary’s voluntary disclosure in 2018 to the CGU and AGU of information that arose out of the internal review initiated in 2018 and subsequent cooperation with the

CGU and AGU. As a result of the leniency agreement, the Brazilian subsidiary (i) agreed to pay approximately BRL 6.16 million (equivalent to approximately USD 1.1 million), (ii) agreed to certain undertakings regarding its compliance program, and (iii) has been granted immunity from debarment and other sanctions. In addition, the CGU will dismiss its pending administrative action against the Brazilian subsidiary over alleged procurement violations.

The Company previously had estimated a minimum loss of $1.2 million in respect of these matters and in prior periods established a reserve equal to such amount. The Company believes that additional losses are probable in connection with these Brazilian matters. As of June 30, 2024, the Company remained unable to reasonably estimate a range of loss beyond such minimum loss. The aggregate accrued amount for these matters is included as a component of “Accounts payable, accrued expenses, and operating lease liabilities” in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. The final outcome of these matters may result in a loss that is significantly greater than this accrued amount. Any loss associated with the final outcome of these matters may result in a material impact on the Company’s earnings and financial results for the period in which any such additional liability is accrued. However, the Company believes that any loss associated with the final outcome of these matters will not have a material effect on the Company’s financial position.

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

False Claims Act Matter

On August 31, 2022, the District of Columbia (the “District”), through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of the Company’s Board of Directors and the Company’s Executive Chairman, in his personal capacity, and (ii) the Company. The District sought, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleged that the amount of personal income taxes purportedly involved was more than $25 million. The complaint also alleged in the sole claim against the Company that it violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes. On October 26, 2022, the Company filed a motion to dismiss the District’s complaint. On February 28, 2023, the court ruled on the motion to dismiss, dismissing the sole claim against the Company as well as a claim against Mr. Saylor alleging that Mr. Saylor violated the District’s False Claims Act. The court did not dismiss claims against Mr. Saylor alleging that Mr. Saylor failed to pay personal income taxes, interest and penalties due. On April 13, 2023, the District, through its Office of the Attorney General, filed a motion to amend its complaint to attempt to restore claims under the False Claims Act against both Mr. Saylor and the Company. On May 10, 2023, the court granted the District’s motion to amend its complaint, reinstating the Company as a defendant in the case. The amended complaint alleged that the Company violated the District’s False Claims Act by making and using false records and statements in the form of false withholding filings with the District Office of Tax and Revenue. The amended complaint also alleged that Mr. Saylor violated the District’s False Claims Act by making and using false records and statements and by causing the Company to make and use false records and statements. On June 7, 2023, Mr. Saylor and the Company filed a motion to dismiss the District’s amended complaint with prejudice. On July 5, 2023, the District filed an opposition to the motion to dismiss made by Mr. Saylor and the Company. On July 19, 2023, Mr. Saylor and the Company filed a reply in support of their motion to dismiss. On July 31, 2023, the court denied Mr. Saylor’s and the Company’s motion to dismiss the amended complaint. On August 22, 2023, the Company and Mr. Saylor filed a motion asking the court to reconsider its July 31 decision or, in the alternative, to certify for interlocutory review two case-dispositive issues relating to the validity of tax-related amendments to the District’s False Claims Act and authority of the Office of the Attorney General to sue for allegedly unpaid taxes. On October 31, 2023, the court denied Mr. Saylor’s and the Company’s motion for reconsideration or, in the alternative, certification for interlocutory review.

On May 31, 2024, the District, Mr. Saylor, and the Company stipulated to the entry of a Consent Order and Judgment (“Consent Order”) with the court pursuant to which the District, upon receipt of all amounts due under the Consent Order, released Mr. Saylor and the Company from all claims and liabilities that the District asserted, could have asserted, or may assert in the future based on the conduct described in the complaints filed in the case. Under the Consent Order, Mr. Saylor and the Company did not admit to any of the allegations encompassed by the conduct described in the complaint, any violation of law or regulation, any other matter of fact or law, or any liability or wrongdoing, and agreed to pay $40,000,000 to the District to settle the case and resolve the litigation with the District. Pursuant to a separate agreement between Mr. Saylor and the Company, Mr. Saylor paid this settlement amount to the District in full and the Company is not obligated to make any contribution to this settlement payment. On July 15, 2024, Mr. Saylor and the Company entered into a separate agreement with counsel to Tributum, LLC, the relator in the case (“Relator”), to resolve the amount due to such counsel in satisfaction of Relator’s claims for statutory expenses, attorneys’ fees and costs. Pursuant to the separate agreement between Mr. Saylor and the Company, Mr. Saylor paid this settlement amount in full and the Company is not obligated to make any contribution to this settlement payment.

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

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the six months ended June 30, 2024, the Company recorded a benefit from income taxes of $273.3 million on a pretax loss of $428.9 million, which resulted in an effective tax rate of 63.7%. For the six months ended June 30, 2023, the Company recorded a benefit from income taxes of $513.5 million on a pretax loss of $30.0 million, which resulted in an effective tax rate of 1,708.9%. During the six months ended June 30, 2024, the Company’s benefit from income taxes primarily related to (i) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units) and (ii) a tax benefit from an increase in the Company’s deferred tax asset related to the impairment on its bitcoin holdings. During the six months ended June 30, 2023, the Company’s benefit from income taxes primarily related to the release of a portion of the valuation allowance on the Company’s deferred tax asset related to the impairment on its bitcoin holdings, attributable to the increase in market value of bitcoin as of June 30, 2023 compared to December 31, 2022.

As of June 30, 2024, the Company had a valuation allowance of $1.4 million primarily related to the Company’s deferred tax assets related to foreign tax credits in certain jurisdictions that, in the Company’s present estimation, more likely than not will not be realized. As of June 30, 2024, the excess of the market value of the Company’s bitcoin over the cost basis of the Company’s bitcoin results in a significant built-in gain for tax purposes and is therefore a source of future taxable income that is expected to allow all of the U.S. net deferred tax assets to be realized. If the market value of bitcoin declines in future periods, the Company would need to assess other sources of forecasted taxable income of proper character, which could result in additional valuation allowances being recorded. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of June 30, 2024, the Company had gross unrecognized income tax benefits, including accrued interest, of $8.3 million, of which $4.5 million was recorded in “Other long-term liabilities” and $3.8 million was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheet. As of December 31, 2023, the Company had gross unrecognized income tax benefits, including accrued interest, of $8.3 million, all of which was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.

As of June 30, 2024 and December 31, 2023, the Company had income taxes receivable of $5.8 million and $15.3 million, respectively, recorded in “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets.

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

The Company maintains the 2023 Equity Incentive Plan (the “2023 Equity Plan”) under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, performance stock units, and other stock-based awards. An aggregate of up to 1,932,703 shares of the Company’s class A common stock were authorized for issuance under the 2023 Equity Plan.

As of June 30, 2024, there were 232,574 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan. The 2013 Equity Plan and the 2023 Equity Plan together are referred to herein as the “Stock Incentive Plans.”

Stock option awards

As of June 30, 2024, there were options to purchase 591,555 shares of class A common stock outstanding under the Stock Incentive Plans.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the six months ended June 30, 2024:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2024	1,294	$286.78
Granted	10	$1,594.74
Exercised	(695)	$220.77	$612,055
Forfeited/Expired	(17)	$447.47
Balance as of June 30, 2024	592	$379.99
Exercisable as of June 30, 2024	302	$344.16	$312,250	6.2
Expected to vest as of June 30, 2024	290	$417.41	$279,809	7.7
Total	592	$379.99	$592,059	7.0

Stock options outstanding as of June 30, 2024 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2024
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$124.48 - $200.00	180	$155.97	5.6
$200.01 - $300.00	105	$249.98	8.3
$300.01 - $400.00	3	$301.63	8.9
$400.01 - $500.00	175	$411.68	7.6
$600.01 - $700.00	120	$691.23	6.7
$1,500.01 - $1,599.29	9	$1,594.74	9.7
Total	592	$379.99	7.0

An aggregate of 138,465 stock options with an aggregate grant date fair value of $37.5 million vested during the six months ended June 30, 2024. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $1,112.28 and $190.86 for each share subject to a stock option granted during the six months ended June 30, 2024 and 2023, respectively, based on the following assumptions:

	Six Months Ended
	June 30,
	2024	2023
Expected term of awards in years	5.5 - 6.3	5.5 - 6.3
Expected volatility	75.1% - 82.8%	71.8% - 74.1%
Risk-free interest rate	4.2% - 4.5%	3.7% - 3.9%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2024, the Company recognized approximately $10.3 million and $20.1 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. For the three and six months ended June 30, 2023, the Company recognized approximately $10.5 million and $23.4 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of June 30, 2024, there was approximately $56.8 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 1.9 years.

Share-settled restricted stock units

As of June 30, 2024, there were 163,868 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2024	185
Granted	31
Vested	(37)	$56,160
Forfeited	(15)
Balance as of June 30, 2024	164
Expected to vest as of June 30, 2024	164	$225,725

During the six months ended June 30, 2024, 37,458 share-settled restricted stock units having an aggregate grant date fair value of $11.7 million vested, and 2,506 shares were withheld to satisfy tax obligations, resulting in 34,952 issued shares. In the second quarter of 2024, the Company transitioned from a “net settlement” approach, which it previously used in nearly all jurisdictions in which restricted stock units were granted, to generally using a “sell-to-cover” approach for settling its share-settled restricted stock units. Under a “net settlement” approach, when settling restricted stock units, the Company withholds shares equal in value to the statutory withholding obligations and pays the tax withholding amount from its own cash reserves. Under a “sell-to-cover” approach, shares underlying vested awards are issued in full and participants sell shares in the market in amounts necessary to satisfy statutory withholding obligations. The tax withholding obligations are therefore satisfied with proceeds from these sales rather than from the Company’s cash reserves. During the six months ended June 30, 2023, 12,847 share-settled restricted stock units having an aggregate grant date fair value of $5.1 million vested, and 2,792 shares were withheld to satisfy tax obligations, resulting in 10,055 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the six months ended June 30, 2024 and 2023 was $1,452.21 and $277.59, respectively, based on the fair value of the Company’s class A common stock.

For the three and six months ended June 30, 2024, the Company recognized approximately $7.4 million and $12.1 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. For the three and six months ended June 30, 2023, the Company recognized approximately $3.9 million and $7.3 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of June 30, 2024, there was approximately $77.5 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 3.1 years.

Share-settled performance stock units

As of June 30, 2024, there were 30,285 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2024	25
Granted	6
Vested	0	$0
Forfeited	(1)
Balance as of June 30, 2024	30
Expected to vest as of June 30, 2024	30	$83,434

The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $3,071.27 and $486.18 for each performance stock unit granted during the six months ended June 30, 2024 and 2023, respectively, based on the following assumptions:

	Six Months Ended
	June 30,
	2024	2023
Expected term of awards in years	3.0	3.0
Expected volatility	92.7%	95.6%
Risk-free interest rate	4.4%	4.1%
Expected dividend yield	0.0%	0.0%

No performance stock units vested during the six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, the Company recognized approximately $2.4 million and $3.5 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. For the three and six months ended June 30, 2023, the Company recognized approximately $0.3 million and $0.3 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of June 30, 2024, there was approximately $23.4 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.5 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan. Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period. For the three and six months ended June 30, 2024, the Company recognized approximately $0.1 million and $1.9 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. For the three and six months ended June 30, 2023, the Company recognized approximately $0.4 million and $1.1 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of June 30, 2024, there was approximately $0.4 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 0.6 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 100,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the six months ended June 30, 2024, 6,932 shares of class A common stock were issued in connection with the 2021 ESPP. As of June 30, 2024, 52,675 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three and six months ended June 30, 2024, the Company recognized approximately $0.4 million and $0.8 million, respectively, in share-based compensation expense related to the 2021 ESPP. For the three and six months ended June 30, 2023, the Company recognized approximately $0.4 million and $1.0 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of June 30, 2024, there was approximately $0.3 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.2 years.

Tax Benefits Related to Equity Plans

The following table summarizes the tax (benefit) expense related to the Company’s equity plans (in thousands) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Tax (benefit) expense related to:
Share-based compensation expense	$(3,887)	$(2,754)	$(8,079)	$(5,979)
Exercises of stock options and vesting of share-settled restricted stock units	(52,960)	370	(157,266)	285
Total tax benefit related to the Company's equity plans	$(56,847)	$(2,384)	$(165,345)	$(5,694)

(9) Basic and Diluted (Loss) Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income - Basic	$(102,559)	$22,243	$(155,677)	$483,436
Effect of dilutive shares on net (loss) income:
Interest expense on 2025 Convertible Notes, net of tax	0	1,424	0	2,838
Interest expense on 2027 Convertible Notes, net of tax	0	725	0	1,445
Net (loss) income - Diluted	$(102,559)	$24,392	$(155,677)	$487,719

Denominator:
Weighted average common shares of class A common stock	15,897	11,283	15,569	9,775
Weighted average common shares of class B common stock	1,964	1,964	1,964	1,964
Total weighted average shares of common stock outstanding - Basic	17,861	13,247	17,533	11,739

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	0	441	0	398
Restricted stock units	0	37	0	29
Performance stock units	0	3	0	2
Employee stock purchase plan	0	1	0	0
2025 Convertible Notes	0	1,633	0	1,633
2027 Convertible Notes	0	733	0	733
Total weighted average shares of common stock outstanding - Diluted	17,861	16,095	17,533	14,534

(Loss) earnings per share:
Basic (loss) earnings per share (1)	$(5.74)	$1.68	$(8.88)	$41.18
Diluted (loss) earnings per share (1)	$(5.74)	$1.52	$(8.88)	$33.56

(1) Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

For the three and six months ended June 30, 2024 and 2023, the following weighted average shares of potential class A common stock were excluded from the diluted (loss) earnings per share calculation because their impact would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	614	643	831	677
Restricted stock units	187	35	184	39
Performance stock units	61	0	56	0
Employee stock purchase plan	2	0	1	2
2025 Convertible Notes	366	0	1,000	0
2027 Convertible Notes	733	0	733	0
2030 Convertible Notes	534	0	338	0
2031 Convertible Notes	259	0	150	0
2032 Convertible Notes	60	0	30	0
Total	2,816	678	3,323	718

(10) At-the-Market Equity Offerings

From time to time, the Company has entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its class A common stock through at-the-market equity offering programs. Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the at-the-market equity offering programs and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights. The following table summarizes the terms and provisions of each sales agreement, and pursuant to each at-the-market equity offering program that was active during the six months ended June 30, 2024 and the year ended December 31, 2023. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each at-the-market equity offering program in the following table are reported in thousands.

	November 2023 Sales Agreement	August 2023 Sales Agreement	May 2023 Sales Agreement	2022 Sales Agreement
Agreement effective date	November 30, 2023	August 1, 2023	May 1, 2023	September 9, 2022
Sales agents	Cowen and Company, LLC, Canaccord Genuity LLC, and BTIG, LLC	Cowen and Company, LLC, Canaccord Genuity LLC, and Berenberg Capital Markets LLC	Cowen and Company, LLC and Canaccord Genuity LLC	Cowen and Company, LLC and BTIG, LLC
Maximum aggregate offering price	$750,000	$750,000	$625,000	$500,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%	2.0%	2.0%
Date terminated	July 31, 2024	November 29, 2023	August 1, 2023	May 1, 2023
As of June 30, 2024:
Cumulative shares sold under such sales agreement	1,272,077	1,592,950	1,079,170	1,567,430
Cumulative net proceeds received from shares sold under such sales agreement	$747,025	$737,760	$333,494	$385,181

The following table summarizes the sales activity of each sales agreement that was active during 2024 or 2023 for the periods indicated. The net proceeds (less sales commissions and expenses) for each at-the-market equity offering program in the following table are reported in thousands.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Number of shares sold under such sales agreement:
2022 Sales Agreement	n/a	0	n/a	1,348,855
May 2023 Sales Agreement	n/a	1,079,170	n/a	1,079,170
August 2023 Sales Agreement	n/a	n/a	n/a	n/a
November 2023 Sales Agreement	0	n/a	195,162	n/a
Total shares sold pursuant to at-the-market equity offering programs	0	1,079,170	195,162	2,428,025

Net proceeds received from shares sold under such sales agreement:
2022 Sales Agreement	n/a	$0	n/a	$338,962
May 2023 Sales Agreement	n/a	333,494	n/a	333,494
August 2023 Sales Agreement	n/a	n/a	n/a	n/a
November 2023 Sales Agreement	0	n/a	137,152	n/a
Total net proceeds received from shares sold pursuant to at-the-market equity offering programs	$0	$333,494	$137,152	$672,456

The sales commissions and expenses related to each of the above at-the-market equity offering programs are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the corresponding shares are issued and sold.

(11) Segment Information

The Company manages its business in one reportable operating segment which is engaged in the design, development, marketing, and sales of its software platform through licensing arrangements and cloud subscriptions and related services. Beginning in 2024, the Company has broken out a Corporate & Other category, which is not considered an operating segment, and includes the impairment charges and other third-party costs associated with the Company’s digital asset holdings. The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, does not manage the software segment operating results or allocate resources to the software segment when considering these Corporate & Other costs. The following tables present the breakout of the operations of the software segment and the Corporate & Other costs (in thousands) for the periods indicated:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Software Business	Corporate & Other	Total Consolidated	Software Business	Corporate & Other	Total Consolidated
Total revenues	$111,442		$111,442	$120,400		$120,400
Total cost of revenues	30,935		30,935	27,121		27,121
Gross profit	$80,507		$80,507	$93,279		$93,279
Total operating expenses	99,236	181,545	280,781	95,521	24,466	119,987
Loss from operations	$(18,729)	$(181,545)	$(200,274)	$(2,242)	$(24,466)	$(26,708)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Software Business	Corporate & Other	Total Consolidated	Software Business	Corporate & Other	Total Consolidated
Total revenues	$226,688		$226,688	$242,315		$242,315
Total cost of revenues	60,950		60,950	55,062		55,062
Gross profit	$165,738		$165,738	$187,253		$187,253
Total operating expenses	195,359	374,355	569,714	190,008	44,260	234,268
Loss from operations	$(29,621)	$(374,355)	$(403,976)	$(2,755)	$(44,260)	$(47,015)

The following table presents total revenues, gross profit, (loss) income from operations, and long-lived assets (in thousands) according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net. The Corporate & Other category disclosed above is included within the U.S. region.

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Three months ended June 30, 2024
Total revenues	$63,778	$36,968	$10,696	$111,442
Gross profit	$44,582	$29,190	$6,735	$80,507
(Loss) income from operations	$(209,715)	$15,900	$(6,459)	$(200,274)
Three months ended June 30, 2023
Total revenues	$71,427	$37,109	$11,864	$120,400
Gross profit	$56,780	$28,809	$7,690	$93,279
(Loss) income from operations	$(32,407)	$12,882	$(7,183)	$(26,708)
Six months ended June 30, 2024
Total revenues	$128,157	$75,321	$23,210	$226,688
Gross profit	$90,643	$60,090	$15,005	$165,738
(Loss) income from operations	$(421,205)	$29,540	$(12,311)	$(403,976)
Six months ended June 30, 2023
Total revenues	$141,104	$75,129	$26,082	$242,315
Gross profit	$110,969	$58,506	$17,778	$187,253
(Loss) income from operations	$(65,495)	$29,403	$(10,923)	$(47,015)
As of June 30, 2024
Long-lived assets	$71,736	$4,092	$6,095	$81,923
As of December 31, 2023
Long-lived assets	$75,004	$3,937	$7,343	$86,284

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three and six months ended June 30, 2024 and 2023, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2024 and 2023, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2024 and December 31, 2023, no individual foreign country accounted for 10% or more of total consolidated assets.

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

On June 12, 2023, the Company entered into a new indemnification agreement with Mr. Saylor (the “2023 Tail Agreement”) pursuant to which Mr. Saylor agreed to provide coverage that is similar to the coverage provided under the Tail Agreement, but only for matters excluded from coverage under the 2023 Commercial Policies for an initial one-year term for a payment of $157,000. Pursuant to the terms of the 2023 Tail Agreement, the Company has elected to extend the term of the 2023 Tail Agreement for a period of one-year commencing on June 12, 2024, and has paid Mr. Saylor $157,000 during the three months ended June 30, 2024. The Company may elect, at its option, to extend the term under the 2023 Tail Agreement for up to a total of three additional one-year periods, for $157,000 per additional one-year term.

The Excess Agreement, Tail Agreement and other related party transactions between the Company and Mr. Saylor are described more fully in Note 17 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

In connection with the Consent Order disclosed in Note 6, Commitments and Contingencies, to the Consolidated Financial Statements, on May 31, 2024, the Company and Mr. Saylor entered into an agreement pursuant to which Mr. Saylor and the Company agreed that Mr. Saylor would pay $40,000,000 due to the District to settle the case and resolve the litigation with the District. Pursuant to a separate agreement between Mr. Saylor and the Company, Mr. Saylor paid this settlement amount to the District in full and the Company is not obligated to make any contribution to the settlement payment. On July 15, 2024, Mr. Saylor and the Company entered into a separate agreement with counsel to the Relator to resolve the amount due to such counsel in satisfaction of Relator’s claims for statutory expenses, attorneys’ fees and costs. Pursuant to the separate agreement between Mr. Saylor and the Company, Mr. Saylor paid this settlement amount in full and the Company is not obligated to make any contribution to this settlement payment.

(13) Subsequent Events

2025 Convertible Notes conversions and redemption

As disclosed in Note 5, Long-term Debt, to the Consolidated Financial Statements, the Company issued the Redemption Notice for the redemption of all $650.0 million aggregate principal amount of the 2025 Convertible Notes then outstanding on July 15, 2024 (the “Redemption Date”). Subsequent to June 30, 2024 and prior to the Redemption Date, holders of an aggregate principal amount of $145.3 million of the 2025 Convertible Notes converted such notes into an aggregate of 365,065 shares of class A common stock and the Company paid such holders a nominal amount of cash in lieu of fractional shares upon such conversions. On the Redemption Date, the Company redeemed $0.3 million aggregate principal amount of 2025 Convertible Notes, constituting all of the 2025 Convertible Notes then outstanding, at an aggregate redemption price of $0.3 million in cash, equal to 100% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued and unpaid interest, to but excluding the Redemption Date.

Digital asset purchases and impairment

Since June 30, 2024 through August 5, 2024, the Company has purchased approximately 169 bitcoins for $11.4 million, or approximately $67,483 per bitcoin. All of these approximately 169 bitcoins serve as part of the collateral for the 2028 Secured Notes.

The Company has incurred at least $275.5 million in digital asset impairment losses during the third quarter of 2024 on bitcoin held as of June 30, 2024.

See Note 3, Digital Assets, to the Consolidated Financial Statements for further detail on accounting for digital assets.

At-the-Market equity offering

On July 31, 2024, the Company entered into a letter agreement with the November 2023 Sales Agents to terminate the November 2023 Sales Agreement. On August 1, 2024, the Company filed a prospectus for a new at-the-market equity offering program pursuant to which the Company may sell class A common stock having an aggregate offering price of up to $2.0 billion from time to time, through TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Maxim Group LLC and SG Americas Securities, LLC, as agents (the “August 2024 Sales Agents”) under a sales agreement dated August 1, 2024 (the “August 2024 Sales Agreement”).

Stock split effected in the form of a stock dividend

On July 11, 2024, the Company announced a 10-for-1 stock split of the Company’s class A common stock and class B common stock. The stock split will be effected by means of a stock dividend to the holders of record of the Company’s class A common stock and class B common stock as of the close of business on August 1, 2024, the record date for the dividend. The dividend is expected to be distributed after the close of trading on August 7, 2024. Trading is expected to commence on a split-adjusted basis at market open on August 8, 2024.

The following table reflects the computation of basic and diluted (loss) earnings per share (in thousands, except per share data) on an unaudited pro forma basis giving effect to the 10-for-1 stock split as if it had been effective for all periods presented:

	Pro Forma (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income - Basic	$(102,559)	$22,243	$(155,677)	$483,436
Net (loss) income - Diluted	$(102,559)	$24,392	$(155,677)	$487,719
Denominator:
Total weighted average shares of common stock outstanding - Basic	178,610	132,470	175,330	117,390
Total weighted average shares of common stock outstanding - Diluted	178,610	160,950	175,330	145,340
(Loss) earnings per share:
Basic (loss) earnings per share (1)	$(0.57)	$0.17	$(0.89)	$4.12
Diluted (loss) earnings per share (1)	$(0.57)	$0.15	$(0.89)	$3.36

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

During 2023 and 2024, we used proceeds from various capital raising transactions to purchase bitcoin. As of June 30, 2024, we held an aggregate of approximately 226,331 bitcoins, with 50,610 bitcoins held directly by MicroStrategy and 175,721 bitcoins held by MacroStrategy, a wholly-owned subsidiary of MicroStrategy. As of June 30, 2024, all of the approximately 50,610 bitcoins held directly by MicroStrategy Incorporated, which had a market value of $3.134 billion based on the $61,926.69 market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on June 30, 2024, are held in a separate custodial account from those held by MacroStrategy and serve as part of the collateral securing our 2028 Secured Notes. See below for further disclosure surrounding market value calculations of our bitcoin.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, sales, and digital asset impairment losses within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2022		$3,993,190	$(2,153,162)	$1,840,028	132,500	$30,137
Digital asset purchases	(a)	179,275		179,275	7,500	23,903
Digital asset impairment losses			(18,911)	(18,911)
Balance at March 31, 2023		$4,172,465	$(2,172,073)	$2,000,392	140,000	$29,803
Digital asset purchases	(b)	347,003		347,003	12,333	28,136
Digital asset impairment losses			(24,143)	(24,143)
Balance at June 30, 2023		$4,519,468	$(2,196,216)	$2,323,252	152,333	$29,668
Digital asset purchases	(c)	161,681		161,681	5,912	27,348
Digital asset impairment losses			(33,559)	(33,559)
Balance at September 30, 2023		$4,681,149	$(2,229,775)	$2,451,374	158,245	$29,582
Digital asset purchases	(d)	1,214,340		1,214,340	30,905	39,293
Digital asset impairment losses			(39,238)	(39,238)
Balance at December 31, 2023		$5,895,489	$(2,269,013)	$3,626,476	189,150	$31,168
Digital asset purchases	(e)	1,639,309		1,639,309	25,128	65,238
Digital asset impairment losses			(191,633)	(191,633)
Balance at March 31, 2024		$7,534,798	$(2,460,646)	$5,074,152	214,278	$35,164
Digital asset purchases	(f)	793,828		793,828	12,053	65,861
Digital asset impairment losses			(180,090)	(180,090)
Balance at June 30, 2024		$8,328,626	$(2,640,736)	$5,687,890	226,331	$36,798

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
(f)
In the second quarter of 2024, we purchased $793.8 million of bitcoin using net proceeds from our issuance of the 2032 Convertible Notes and Excess Cash.

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

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2022	132,500	$15,460.00	$2,048,450	$21,478.80	$2,845,941	$16,556.32	$2,193,712
March 31, 2023	140,000	$16,490.00	$2,308,600	$29,190.04	$4,086,606	$28,468.44	$3,985,582
June 30, 2023	152,333	$24,750.00	$3,770,242	$31,443.67	$4,789,909	$30,361.51	$4,625,060
September 30, 2023	158,245	$24,900.00	$3,940,301	$31,862.21	$5,042,035	$27,030.47	$4,277,437
December 31, 2023	189,150	$26,521.32	$5,016,508	$45,000.00	$8,511,750	$42,531.41	$8,044,816
March 31, 2024	214,278	$38,501.00	$8,249,917	$73,835.57	$15,821,338	$71,028.14	$15,219,768
June 30, 2024	226,331	$56,500.00	$12,787,702	$72,777.00	$16,471,691	$61,926.69	$14,015,930

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

Our digital asset impairment losses have significantly contributed to our operating expenses. During the three months ended June 30, 2024, digital asset impairment losses of $180.1 million represented 64.1% of our operating expenses, compared to digital asset impairment losses of $24.1 million, representing 20.1% of our operating expenses, during the three months ended June 30, 2023. During the six months ended June 30, 2024, digital asset impairment losses of $371.7 million represented 65.2% of our operating expenses, compared to digital asset impairment losses of $43.1 million, representing 18.4% of our operating expenses, during the six months ended June 30, 2023.

As of August 5, 2024, we held approximately 226,500 bitcoins that were acquired at an aggregate purchase price of $8.340 billion and an average purchase price of approximately $36,821 per bitcoin, inclusive of fees and expenses. As of August 5, 2024, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $53,469.63.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Product licenses	$9,286	$15,522	$22,224	$32,934
Subscription services	24,080	19,878	47,046	38,688
Total product licenses and subscription services	33,366	35,400	69,270	71,622
Product support	61,740	66,081	124,425	131,562
Other services	16,336	18,919	32,993	39,131
Total revenues	111,442	120,400	226,688	242,315
Cost of revenues
Product licenses	794	444	1,361	978
Subscription services	9,560	7,216	18,164	15,072
Total product licenses and subscription services	10,354	7,660	19,525	16,050
Product support	8,193	5,816	16,740	11,584
Other services	12,388	13,645	24,685	27,428
Total cost of revenues	30,935	27,121	60,950	55,062
Gross profit	80,507	93,279	165,738	187,253
Operating expenses
Sales and marketing	34,251	37,660	67,702	73,766
Research and development	30,311	29,354	59,494	60,712
General and administrative	36,129	28,830	70,795	56,736
Digital asset impairment losses	180,090	24,143	371,723	43,054
Total operating expenses	280,781	119,987	569,714	234,268
Loss from operations	$(200,274)	$(26,708)	$(403,976)	$(47,015)

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

Employees

As of June 30, 2024, we had a total of 1,839 employees, of whom 603 were based in the United States and 1,236 were based internationally. The following table summarizes employee headcount as of the dates indicated:

	June 30,	December 31,	June 30,
	2024	2023	2023
Subscription services	99	100	113
Product support	197	154	172
Consulting	350	399	436
Education	11	13	13
Sales and marketing	349	390	427
Research and development	625	642	674
General and administrative	208	236	264
Total headcount	1,839	1,934	2,099

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of subscription services revenues	$119	$84	$189	$153
Cost of product support revenues	1,067	525	1,985	1,032
Cost of consulting revenues	496	455	881	888
Cost of education revenues	36	23	62	44
Sales and marketing	3,865	4,211	8,566	9,311
Research and development	4,014	2,211	7,117	6,157
General and administrative	11,024	7,985	19,612	15,464
Total share-based compensation expense	$20,621	$15,494	$38,412	$33,049

The $5.1 million increase in share-based compensation expense during the three months ended June 30, 2024, as compared to the same period in the prior year, was primarily due to the grant of additional awards under the Stock Incentive Plans, partially offset by the forfeiture of certain stock awards and certain awards that became fully vested. The $5.4 million increase in share-based compensation expense during the six months ended June 30, 2024, as compared to the same period in the prior year, was primarily due to the grant of additional awards under the Stock Incentive Plans and the revaluation and exercise of certain liability-classified stock-based awards, partially offset by the forfeiture of certain stock awards and certain awards that became fully vested. As of June 30, 2024, we estimated that an aggregate of approximately $158.4 million of additional share-based compensation expense associated with the Stock Incentive Plans and the 2021 ESPP will be recognized over a remaining weighted average period of 2.6 years.

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

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$4,804	$10,416	-53.9%	$9,811	$19,066	-48.5%
International	4,482	5,106	-12.2%	12,413	13,868	-10.5%
Total product licenses revenues	9,286	15,522	-40.2%	22,224	32,934	-32.5%
Subscription Services
Domestic	14,916	12,867	15.9%	29,508	25,203	17.1%
International	9,164	7,011	30.7%	17,538	13,485	30.1%
Total subscription services revenues	24,080	19,878	21.1%	47,046	38,688	21.6%
Total product licenses and subscription services revenues	$33,366	$35,400	-5.7%	$69,270	$71,622	-3.3%

Product licenses revenues. Product licenses revenues decreased $6.2 million and $10.7 million for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to an overall decrease in the volume and average size of deals. Our product licenses revenues may continue to experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Subscription services revenues. Subscription services revenues are derived from our MCE cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased $4.2 million and $8.4 million for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023	Change
Product Support Revenues:
Domestic	$37,049	$39,735	-6.8%	$74,457	$79,554	-6.4%
International	24,691	26,346	-6.3%	49,968	52,008	-3.9%
Total product support revenues	$61,740	$66,081	-6.6%	$124,425	$131,562	-5.4%
Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $4.3 million and $7.1 million for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services offerings. Our product support revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023	Change
Other Services Revenues:
Consulting
Domestic	$6,912	$8,849	-21.9%	$14,319	$18,247	-21.5%
International	8,692	9,131	-4.8%	17,100	19,070	-10.3%
Total consulting revenues	15,604	17,980	-13.2%	31,419	37,317	-15.8%
Education	732	939	-22.0%	1,574	1,814	-13.2%
Total other services revenues	$16,336	$18,919	-13.7%	$32,993	$39,131	-15.7%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $2.4 million and $5.9 million for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to a decrease in billable hours worldwide.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues did not materially change for the three and six months ended June 30, 2024, as compared to the same periods in the prior year.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$794	$444	78.8%	$1,361	$978	39.2%
Subscription services	9,560	7,216	32.5%	18,164	15,072	20.5%
Total product licenses and subscription services	10,354	7,660	35.2%	19,525	16,050	21.7%
Product support	8,193	5,816	40.9%	16,740	11,584	44.5%
Other services:
Consulting	11,795	13,180	-10.5%	23,541	26,192	-10.1%
Education	593	465	27.5%	1,144	1,236	-7.4%
Total other services	12,388	13,645	-9.2%	24,685	27,428	-10.0%
Total cost of revenues	$30,935	$27,121	14.1%	$60,950	$55,062	10.7%

Cost of product licenses revenues. Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change for the three and six months ended June 30, 2024, as compared to the same periods in the prior year.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs (including cloud hosting infrastructure costs), and personnel and related overhead costs. Cost of subscription services revenues increased $2.3 million for the three months ended June 30, 2024, as compared to the same period in the prior year, primarily due to a $2.4 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers. Cost of subscription services revenues increased $3.1 million for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily due to a $3.3 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers.

Cost of product support revenues. Cost of product support revenues consists of personnel and related overhead costs. Cost of product support revenues increased $2.4 million for the three months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $0.7 million increase in salaries and personnel costs, (ii) a $0.7 million increase in variable compensation, and (iii) a $0.5 million net increase in share-based compensation expense, which were all primarily attributable to an increase in average staffing levels, partially offset by the discontinuance of our Enterprise Support program in the current year, which previously resulted in compensation costs for certain consulting personnel being allocated to cost of product support revenues. Cost of product support revenues increased $5.2 million for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $1.7 million increase in variable compensation, (ii) a $1.5 million increase in salaries and personnel costs, and (iii) a $1.0 million net increase in share-based compensation expense, which were all primarily attributable to an increase in average staffing levels, partially offset by the discontinuance of our Enterprise Support program in the current year.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $1.4 million for the three months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $0.8 million decrease in variable compensation and (ii) a $0.7 million decrease in salaries and personnel costs attributable to a decrease in average staffing levels, partially offset by the discontinuance of our Enterprise Support program in the current year. Cost of consulting revenues decreased $2.7 million for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $1.4 million decrease in variable compensation and (ii) a $1.1 million decrease in salaries and personnel costs attributable to a decrease in average staffing levels, partially offset by the discontinuance of our Enterprise Support program in the current year.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues did not materially change for the three and six months ended June 30, 2024, as compared to the same periods in the prior year.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023	Change
Sales and marketing expenses	$34,251	$37,660	-9.1%	$67,702	$73,766	-8.2%

Sales and marketing expenses decreased $3.4 million for the three months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $2.1 million decrease in variable compensation primarily attributable to an increase in net capitalized commissions, partially offset by an increase in commissions earned, (ii) a $1.5 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (iii) a $0.5 million decrease in facility and other related support costs, and (iv) a $0.4 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by the grant of additional awards under the Stock Incentive Plans, partially offset by (v) a $1.0 million increase in marketing costs, and (vi) a $0.5 million increase in subcontractor costs.

Sales and marketing expenses decreased $6.1 million for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $3.8 million decrease in variable compensation primarily attributable to an increase in net capitalized commissions, partially offset by an increase in commissions earned, (ii) a $3.6 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (iii) a $0.9 million decrease in facility and other related support costs, and (iv) a $0.8 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by the grant of additional awards under the Stock Incentive Plans and the fair value remeasurement of certain liability-classified awards upon exercise or at the end of the reporting period, partially offset by (v) a $1.7 million increase in marketing costs, and (vi) a $1.2 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023	Change
Research and development expenses	$30,311	$29,354	3.3%	$59,494	$60,712	-2.0%

Research and development expenses increased $1.0 million for the three months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $1.8 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans and (ii) a $0.9 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans, partially offset by (iii) a $1.0 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases.

Research and development expenses decreased $1.2 million for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $2.6 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases and (ii) a $0.4 million decrease in cloud hosting infrastructure costs, partially offset by (iii) a $1.3 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans and (iv) a $1.0 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by the forfeiture of certain awards.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023	Change
General and administrative expenses	$36,129	$28,830	25.3%	$70,795	$56,736	24.8%

General and administrative expenses increased $7.3 million for the three months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $3.0 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by certain awards that became fully vested, (ii) a $2.9 million increase in legal, consulting, and other advisory costs, (iii) a $2.4 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans, and (iv) a $1.0 million increase in custodial fees incurred on our bitcoin holdings, partially offset by (v) a $1.2 million loss recorded in the prior year with respect to the Brazilian matters noted in Note 6, Commitments and Contingencies, to the Consolidated Financial Statements, and (vi) a $0.8 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases.

General and administrative expenses increased $14.1 million for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $7.6 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans, (ii) a $4.1 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by certain awards that became fully vested and the forfeiture of certain awards, (iii) a $3.9 million increase in legal, consulting, and other advisory costs, and (iv) a $1.5 million increase in custodial fees incurred on our bitcoin holdings, partially offset by (v) a $1.6 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases and (iv) a $1.2 million loss recorded in the prior year with respect to the Brazilian matters noted in Note 6, Commitments and Contingencies, to the Consolidated Financial Statements.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023	Change
Digital asset impairment losses	$180,090	$24,143	645.9%	$371,723	$43,054	763.4%

We did not sell any of our digital assets during the three and six months ended June 30, 2024 and 2023. We may continue to incur significant digital asset impairment losses in the future. For example, we have incurred at least $275.5 million in digital asset impairment losses during the third quarter of 2024 on bitcoin we held as of June 30, 2024.

Interest Expense, Net

Interest expense, net, primarily relates to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. The following table sets forth interest expense, net (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense, net:
2025 Convertible Notes	$1,841	$1,979	$3,827	$3,955
2027 Convertible Notes	1,011	1,007	2,021	2,013
2030 Convertible Notes	2,222	0	2,789	0
2031 Convertible Notes	1,924	0	2,204	0
2032 Convertible Notes	745	0	745	0
2028 Secured Notes	8,092	8,064	16,177	16,121
2025 Secured Term Loan	0	0	0	3,812
Other interest (income) expense, net	(369)	45	(416)	124
Total interest expense, net	$15,466	$11,095	$27,347	$26,025

Interest expense, net, increased $4.4 million for the three months ended June 30, 2024, as compared to the same period in the prior year, primarily as a result of interest incurred related to the 2030 Convertible Notes and 2031 Convertible Notes (which were each issued in March 2024) and interest incurred related to the 2032 Convertible Notes (which were issued in June 2024). Interest expense, net, increased $1.3 million for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily as a result of interest incurred related to the 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, partially offset by the repayment of the 2025 Secured Term Loan in March 2023. Interest expense for future periods in 2024 is expected to increase compared to the same periods in 2023 as a result of the issuances of our 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, partially offset by the 2025 Convertible Notes having been converted or redeemed in their entirety by July 15, 2024. Refer to Note 5, Long-term Debt, to the Consolidated Financial Statements for further information.

Gain on Debt Extinguishment

For the six months ended June 30, 2023, the $44.7 million gain on debt extinguishment resulted from the repayment of the 2025 Secured Term Loan. Refer to Note 5, Long-term Debt, to the Consolidated Financial Statements for further information.

Other Income (Expense), Net

For the three and six months ended June 30, 2024, other income, net, of $0.7 million and $2.4 million, respectively, were comprised primarily of foreign currency transaction net gains. For the three and six months ended June 30, 2023, other expense, net, of $0.3 million and $1.7 million, respectively, were comprised primarily of foreign currency transaction net losses.

Income Taxes

We recorded a benefit from income taxes of $273.3 million on a pretax loss of $428.9 million that resulted in an effective tax rate of 63.7% for the six months ended June 30, 2024, as compared to a benefit from income taxes of $513.5 million on a pretax loss of $30.0 million that resulted in an effective tax rate of 1,708.9% for the six months ended June 30, 2023. During the six months ended June 30, 2024, our benefit from income taxes primarily related to (i) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units) and (ii) a tax benefit from an increase in our deferred tax asset related to the impairment on our bitcoin holdings. During the six months ended June 30, 2023, our benefit from income taxes primarily related to the release of a portion of the valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the increase in market value of bitcoin as of June 30, 2023 compared to December 31, 2022.

As of June 30, 2024, we had a valuation allowance of $1.4 million primarily related to our deferred tax assets related to foreign tax credits in certain jurisdictions. The largest deferred tax asset relates to the impairment on our bitcoin holdings. During 2023, the value of bitcoin increased substantially which allowed us to release the valuation allowance recorded against the deferred tax asset for impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. If the market value of bitcoin declines or we are unable to regain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. We routinely consider actions necessary to preserve or utilize tax attributes. We will continue to regularly assess the realizability of deferred tax assets.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2024	2023	2023
Current:
Deferred product licenses revenue	$4,200	$3,579	$974
Deferred subscription services revenue	69,566	65,512	49,898
Deferred product support revenue	127,170	152,012	141,605
Deferred other services revenue	3,901	7,059	3,340
Total current deferred revenue and advance payments	$204,837	$228,162	$195,817
Non-current:
Deferred product licenses revenue	$0	$0	$2,493
Deferred subscription services revenue	1,623	3,097	2,888
Deferred product support revenue	3,974	4,984	5,340
Deferred other services revenue	367	443	523
Total non-current deferred revenue and advance payments	$5,964	$8,524	$11,244
Total current and non-current:
Deferred product licenses revenue	$4,200	$3,579	$3,467
Deferred subscription services revenue	71,189	68,609	52,786
Deferred product support revenue	131,144	156,996	146,945
Deferred other services revenue	4,268	7,502	3,863
Total current and non-current deferred revenue and advance payments	$210,801	$236,686	$207,061

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below. Total deferred revenue and advance payments decreased $25.9 million as of June 30, 2024, as compared to December 31, 2023, primarily due to (i) a decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts and (ii) a decrease in deferred other services revenue from an increase in revenue recognized from previously deferred other services, partially offset by (iii) an increase in deferred revenue from subscription services contracts. Total deferred revenue and advance payments increased $3.7 million as of June 30, 2024, as compared to June 30, 2023, primarily due to (i) an increase in deferred revenue from subscription services contracts, partially offset by (ii) a decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of June 30, 2024, we had an aggregate transaction price of $360.7 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. We expect to recognize approximately $242.4 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. Under our Treasury Reserve Policy and bitcoin acquisition strategy, we use a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets. On August 1,

2024, we filed a prospectus for a new at-the-market equity offering program pursuant to which we may sell class A common stock having an aggregate offering price of up to $2.0 billion from time to time. For additional information, see “—At-the-Market Equity Offerings” below.

As of June 30, 2024 and December 31, 2023, the amount of cash and cash equivalents held by our U.S. entities was $30.3 million and $10.5 million, respectively, and by our non-U.S. entities was $36.6 million and $36.3 million, respectively. We earn a significant amount of our revenues outside the United States. We did not repatriate any foreign earnings and profits during the six months ended June 30, 2024 or 2023.

Our material contractual obligations and cash requirements consist of:

•
principal and interest payments related to our long-term debt, which includes:
o
principal due upon maturity of our long-term debt instruments in the aggregate of $3.762 billion, excluding the 2025 Convertible Notes, which were converted or redeemed in their entirety on or before July 15, 2024;
o
$2.5 million in coupon interest due each semi-annual period for the 2030 Convertible Notes;
o
$2.6 million in coupon interest due each semi-annual period for the 2031 Convertible Notes;
o
$9.0 million in coupon interest due each semi-annual period for the 2032 Convertible Notes;
o
$15.3 million in coupon interest due each semi-annual period for the 2028 Secured Notes; and
o
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

The above items are explained in further detail in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in the Notes to the Consolidated Financial Statements included therein. Other than our issuances of the 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes described more fully below and in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report, and the conversions and redemption of the 2025 Convertible Notes described more fully below and in Note 5, Long-term Debt, and Note 13, Subsequent Events, to the Consolidated Financial Statements included in this Quarterly Report, there have been no changes to our material contractual obligations and cash requirements since December 31, 2023.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt. We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. As of June 30, 2024, we do not expect cash and cash equivalents generated by our enterprise analytics software business to be sufficient to satisfy these obligations. As a result, we would seek to satisfy these obligations through various options that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include the issuance and sale of shares of our class A common stock, borrowings collateralized by bitcoin, or the sale of our bitcoin. Furthermore, if the conditional conversion features of the Convertible Notes are triggered, we may elect to settle the conversions of Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

The 2028 Secured Notes have a stated maturity date of June 15, 2028, but include a springing maturity feature that will cause the stated maturity date to spring ahead to the date that is (i) 91 days prior to the existing maturity date of the 2027 Convertible Notes (which is November 16, 2026) or (ii) 91 days prior to the maturity date of any future convertible debt that we may issue that is then outstanding, unless on such dates we meet specified liquidity requirements or less than $100,000,000 of aggregate principal amount of the 2027 Convertible Notes or such future convertible debt, as applicable, remains outstanding.

In addition, while the 2030 Convertible Notes, the 2031 Convertible Notes, and the 2032 Convertible Notes have maturity dates of March 15, 2030, March 15, 2031, and June 15, 2032, respectively, the holders of these Convertible Notes each have the right to require us to repurchase for cash all or any portion of these Convertible Notes on September 15, 2028, in the case of the 2030 Convertible Notes and the 2031 Convertible Notes, or June 15, 2029, in the case of the 2032 Convertible Notes, at a repurchase price in each case equal to 100% of the principal amount of the applicable Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.

As of June 30, 2024, we held approximately 226,331 bitcoins, of which approximately 175,721 are unencumbered. We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended June 30,		%
	2024	2023	Change
Net cash provided by operating activities	$5,258	$18,925	-72.2%
Net cash used in investing activities	$(2,435,405)	$(527,416)	361.8%
Net cash provided by financing activities	$2,451,831	$525,911	366.2%

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

Net cash provided by operating activities decreased $13.7 million for the six months ended June 30, 2024, as compared to the same period in the prior year, due to a $639.1 million decrease in net income and a $7.2 million decrease from changes in operating assets and liabilities, which was partially offset by a $632.7 million increase in non-cash items (principally related to changes in digital asset impairment losses, deferred taxes, and a gain on extinguishment of debt in the first quarter of 2023).

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets and expenditures on property and equipment. Net cash used in investing activities increased $1.908 billion for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily due to a $1.907 billion increase in purchases of bitcoins. During the six months ended June 30, 2024, we purchased $2.433 billion of bitcoin using net proceeds from the issuances of our 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, net proceeds from the sale of class A common stock under our at-the-market equity offering program, and Excess Cash, while during the six months ended June 30, 2023, we purchased $526.3 million of bitcoin using net proceeds from the sale of class A common stock under our at-the-market equity offering program and Excess Cash.

Net cash provided by financing activities. The changes in cash provided by and used in financing activities primarily relate to the issuance and subsequent repayment of long-term debt, the sale of class A common stock under our at-the-market equity offering program, the exercise or vesting of certain awards under the Stock Incentive Plans, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities increased $1.926 billion for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $2.162 billion increase in long-term debt proceeds, net of issuance costs, during the six months ended June 30, 2024 as compared to the same period in the prior year, (ii) the $160.0 million repayment of the 2025 Secured Term Loan and related third-party extinguishment costs during the six months ended June 30, 2023, which was repaid using proceeds from our sale of class A common stock offered under our at-the-market equity offering program, and (iii) a $141.2 million increase in proceeds from the exercise of stock options under the Stock Incentive Plans in the six months ended June 30, 2024, as compared to the same period in the prior year, partially offset by, (iv) a $535.3 million decrease in net proceeds from the sale of class A common stock under our at-the-market equity offering program during the six months ended June 30, 2024 as compared to the same period in the prior year.

Long-term Debt

The terms of each of the long-term debt instruments are discussed more fully in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes; in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes; in March 2024, we issued $800.0 million aggregate principal amount of the 2030 Convertible Notes and $603.8 million aggregate principal amount of the 2031 Convertible Notes; and in June 2024, we issued $800.0 million aggregate principal amount of the 2032 Convertible Notes. We principally used the net proceeds from the issuances of the Convertible Notes to acquire bitcoin. During each of the six months ended June 30, 2024 and 2023, we paid $2.4 million in interest to holders of the Convertible Notes. During the period from April 1, 2024 to July 15, 2024, we issued 1,632,305 shares of class A common stock and paid a nominal amount of cash in lieu of fractional shares in connection with conversions of $649.7 million aggregate principal amount of 2025 Convertible Notes and on July 15, 2024 redeemed $0.3 million aggregate principal amount of 2025 Convertible Notes, constituting all of the 2025 Convertible Notes then outstanding, at an aggregate redemption price of $0.3 million, equal to 100% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued and unpaid interest, to but excluding such date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. As of June 30, 2024, approximately 50,610 of the bitcoins held by the Company serve as part of the collateral for the 2028 Secured Notes. During each of the six months ended June 30, 2024 and 2023, we paid $15.3 million in interest to holders of the 2028 Secured Notes.

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

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. During each of the six months ended June 30, 2024 and 2023, we paid $0.5 million in principal and interest to the lender.

Other than as discussed above, during the six months ended June 30, 2024 and 2023, we did not repurchase or prepay any of our outstanding debt. We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also prepay our outstanding indebtedness. The amounts involved in any such repurchase or prepayment may be material. We may effect debt repurchases or prepayments of certain debt using proceeds from the sale of our class A common stock pursuant to the August 2024 Sales Agreement (under which $2.0 billion is available for sale as of the date hereof), as described in the Use of Proceeds section of the related prospectus.

At-the-Market Equity Offerings

From time to time, we have entered into sales agreements with agents pursuant to which we could issue and sell shares of our class A common stock through at-the-market equity offering programs. See Note 10, At-the-Market Equity Offerings, to the Consolidated Financial Statements for additional information regarding sales of our class A common stock pursuant to each of the sales agreements that were active during the six months ended June 30, 2024 and the year ended December 31, 2023.

On August 1, 2024, we filed a prospectus for a new at-the-market equity offering program pursuant to which we may sell class A common stock having an aggregate offering price of up to $2.0 billion from time to time, through TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Maxim Group LLC and SG Americas Securities, LLC, as agents (the “August 2024 Sales Agents”) under a sales agreement dated August 1, 2024 (the “August 2024 Sales Agreement”).

The following table sets forth total shares sold and total net proceeds received (net of sales commissions and expenses) from shares sold under our at-the-market equity offering programs for the periods indicated (in thousands, except number of shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total shares sold pursuant to at-the-market equity offering programs	0	1,079,170	195,162	2,428,025
Total net proceeds received from shares sold pursuant to at-the-market equity offering programs	$0	$333,494	$137,152	$672,456

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(200,274)	$(26,708)	$(403,976)	$(47,015)
Share-based compensation expense	20,621	15,494	38,412	33,049
Non-GAAP loss from operations	$(179,653)	$(11,214)	$(365,564)	$(13,966)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Reconciliation of non-GAAP net (loss) income:
Net (loss) income	$(102,559)	$22,243	$(155,677)	$483,436
Share-based compensation expense	20,621	15,494	38,412	33,049
Interest expense arising from amortization of debt issuance costs	3,842	2,190	6,399	4,400
Gain on debt extinguishment	0	0	0	(44,686)
Income tax effects (1)	(57,962)	(2,998)	(167,200)	5,768
Non-GAAP net (loss) income	$(136,058)	$36,929	$(278,066)	$481,967

Reconciliation of non-GAAP diluted (loss) earnings per share (2):
Diluted (loss) earnings per share	$(5.74)	$1.52	$(8.88)	$33.56
Share-based compensation expense (per diluted share)	1.15	0.96	2.19	2.27
Interest expense arising from amortization of debt issuance costs (per diluted share) (3)	0.22	0.03	0.37	0.06
Gain on debt extinguishment (per diluted share)	0.00	0.00	0.00	(3.07)
Income tax effects (per diluted share) (3)	(3.25)	(0.16)	(9.54)	0.46
Non-GAAP diluted (loss) earnings per share	$(7.62)	$2.35	$(15.86)	$33.28
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

	Three Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2024	2024	2024	2023	2024	2024
Product licenses revenues	$9,286	$(20)	$9,306	$15,522	-40.2%	-40.0%
Subscription services revenues	24,080	(125)	24,205	19,878	21.1%	21.8%
Product support revenues	61,740	(364)	62,104	66,081	-6.6%	-6.0%
Other services revenues	16,336	(146)	16,482	18,919	-13.7%	-12.9%
Cost of product support revenues	8,193	(22)	8,215	5,816	40.9%	41.2%
Cost of other services revenues	12,388	(6)	12,394	13,645	-9.2%	-9.2%
Sales and marketing expenses	34,251	(177)	34,428	37,660	-9.1%	-8.6%
Research and development expenses	30,311	(160)	30,471	29,354	3.3%	3.8%
General and administrative expenses	36,129	(9)	36,138	28,830	25.3%	25.3%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$15,522	$105	$15,417	$20,129	-22.9%	-23.4%
Subscription services revenues	19,878	13	19,865	14,017	41.8%	41.7%
Product support revenues	66,081	188	65,893	66,521	-0.7%	-0.9%
Other services revenues	18,919	31	18,888	21,406	-11.6%	-11.8%
Cost of product support revenues	5,816	(1)	5,817	5,127	13.4%	13.5%
Cost of other services revenues	13,645	132	13,513	14,148	-3.6%	-4.5%
Sales and marketing expenses	37,660	68	37,592	36,862	2.2%	2.0%
Research and development expenses	29,354	(370)	29,724	31,790	-7.7%	-6.5%
General and administrative expenses	28,830	26	28,804	28,502	1.2%	1.1%

	Six Months Ended
	June 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2024	2024	2024	2023	2024	2024
Product licenses revenues	$22,224	$(102)	$22,326	$32,934	-32.5%	-32.2%
Subscription services revenues	47,046	(39)	47,085	38,688	21.6%	21.7%
Product support revenues	124,425	(120)	124,545	131,562	-5.4%	-5.3%
Other services revenues	32,993	(88)	33,081	39,131	-15.7%	-15.5%
Cost of product support revenues	16,740	8	16,732	11,584	44.5%	44.4%
Cost of other services revenues	24,685	201	24,484	27,428	-10.0%	-10.7%
Sales and marketing expenses	67,702	(159)	67,861	73,766	-8.2%	-8.0%
Research and development expenses	59,494	(424)	59,918	60,712	-2.0%	-1.3%
General and administrative expenses	70,795	77	70,718	56,736	24.8%	24.6%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$32,934	$(495)	$33,429	$36,642	-10.1%	-8.8%
Subscription services revenues	38,688	(417)	39,105	26,862	44.0%	45.6%
Product support revenues	131,562	(1,153)	132,715	133,672	-1.6%	-0.7%
Other services revenues	39,131	(648)	39,779	44,174	-11.4%	-9.9%
Cost of product support revenues	11,584	(116)	11,700	10,318	12.3%	13.4%
Cost of other services revenues	27,428	(378)	27,806	28,747	-4.6%	-3.3%
Sales and marketing expenses	73,766	(617)	74,383	70,102	5.2%	6.1%
Research and development expenses	60,712	(1,087)	61,799	65,313	-7.0%	-5.4%
General and administrative expenses	56,736	(196)	56,932	55,208	2.8%	3.1%
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

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of June 30, 2024, we held approximately 226,331 bitcoins. The carrying value of our bitcoins as of June 30, 2024 was $5.688 billion, which reflects cumulative impairments of $2.641 billion, on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from a low of $38,501.00 to a high of $73,835.57 during the six months ended June 30, 2024, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the six months ended June 30, 2024, we incurred an impairment loss of $371.7 million on our bitcoin.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 42.8% and 40.7% of our total revenues for the three months ended June 30, 2024 and 2023, respectively, and 43.5% and 41.8% of our total revenues for the six months ended June 30, 2024 and 2023, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of June 30, 2024 and December 31, 2023, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 3.9% and 5.4%, respectively. If average exchange rates during the six months ended June 30, 2024 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2024 would have decreased by 3.8%. During the six months ended June 30, 2024, our revenues were lower by 0.2% as a result of a 0.2% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to regain profitability in future periods

We generated a net loss for the six months ended June 30, 2024, primarily due to digital asset impairment losses, and we may not be able to regain profitability in future periods. If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur additional significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2024, we had $1.032 billion of deferred tax assets, which reflects a $1.4 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. If the market value of bitcoin at a future reporting date is less than the average cost basis of our bitcoin holdings at such reporting date, we may be required to establish a valuation allowance against our U.S. deferred tax assets. Additionally, if we are unable to regain profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of bitcoins associated with significant hacks, seizures, or forfeitures, such as the transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products (“ETPs”);
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
•
further reductions in mining rewards of bitcoin, including due to block reward halving events, which are events that occur after a specific period of time (the most recent of which occurred on April 19, 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the Bitcoin network;
•
transaction congestion and fees associated with processing transactions on the Bitcoin network;
•
macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
•
developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and

•
changes in national and international economic and political conditions, including, without limitation, developments and events relating to the 2024 U.S. presidential election, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

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

Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Recent actions by U.S. banking regulators have reduced access to banking services for bitcoin-related customers and service providers. Such actions include (i) the issuance of the February 23, 2023 “Interagency Liquidity Risk Statement” by the Federal banking agencies cautioning banks on contagion risks posed by providing services to digital assets customers, (ii) the Federal Reserve Board’s denial of Custodia Bank’s application of a Federal Reserve account, and (iii) the inclusion of crypto-related divestiture conditions in recent merger transaction approvals. Additionally, in August 2023, the Federal Reserve established a Novel Activities Supervision Program to enhance the supervision of novel activities conducted by banking organizations supervised by the Federal Reserve, such as activities relating to crypto-assets, distributed ledger technology, and complex, technology-driven partnerships with nonbanks to deliver financial services to customers. Liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. As explained more fully in Note 2(g) to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, we determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market for bitcoin). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of our bitcoin assets are impaired. In determining if an impairment has occurred, we consider the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. If the carrying value of a bitcoin exceeds that lowest price at any time during the quarter, an impairment loss is deemed to have occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of bitcoin will not affect the carrying value of our bitcoin. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculate the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale.

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

As of June 30, 2024, we carried $5.688 billion of digital assets on our balance sheet, consisting of approximately 226,331 bitcoins and reflecting $2.641 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $66.9 million in cash and cash equivalents, compared to a carrying value of $2.323 billion of digital assets, consisting of approximately 152,333 bitcoins, and $66.0 million in cash and cash equivalents at June 30, 2023. Digital asset impairment losses of $371.7 million incurred during the six months ended June 30, 2024 represented 65.2% of our operating expenses and contributed to our net loss of $155.7 million for the six months ended June 30, 2024, compared to $43.1 million in digital asset impairment losses incurred during the six months ended June 30, 2023 which represented 18.4% of our operating expenses and were included in our net income of $483.4 million for the six months ended June 30, 2023.

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

The availability of spot ETPs for bitcoin and other digital assets may adversely affect the market price of our class A common stock, and may therefore adversely affect the market price of the notes offered hereby

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to bitcoin through traditional investment channels, and instead generally were only able to hold bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value (“NAV”), possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. On January 11, 2024, and in the subsequent days following the SEC’s approval of the listing and trading of spot bitcoin ETPs, the trading price of our shares of class A common stock declined significantly relative to the value of our bitcoin. To the extent investors view our class A common stock as providing exposure to bitcoin, it is possible that the value of our class A common stock may also have included a premium over the value of our bitcoin due to the prior scarcity of traditional investment vehicles providing investment exposure to bitcoin, and that the value declined due to investors now having a greater range of options to gain exposure to bitcoin and investors choosing to gain such exposure through ETPs rather than our class A common stock. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of bitcoin as well as a decline in the value of our class A common stock relative to the value of our bitcoin.

Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our class A common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our class A common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of Class A common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily NAV. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our class A common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures exchange-traded funds (“ETFs”), and leveraged bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our class A common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for bitcoin and other digital assets could have a material adverse effect on the market price of our class A common stock.

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

As of August 5, 2024, approximately 50,779 bitcoins serve as part of the collateral securing our 2028 Secured Notes and we may consider issuing additional debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of August 5, 2024, we held approximately 226,500 bitcoins that were acquired at an aggregate purchase price of $8.340 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. The price of bitcoin experienced a significant decline in 2022, and this had, and any future significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business

As a result of our bitcoin acquisition strategy, the majority of our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of June 30, 2024, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of June 30, 2024, two of the six largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

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

As of June 30, 2024, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

Risks Related to Our Enterprise Analytics Software Business Strategy

We depend on revenue from a single software platform and related services as well as revenue from our installed customer base

Our revenue is derived from sales of our analytics software platform and related services. Although demand for analytics software has remained strong, the market for analytics offerings continues to evolve. Resistance from consumer and privacy groups to commercial collection, use, and sharing of personal data has grown in recent years and our customers, potential customers, or the general public may perceive that use of our analytics software could violate individual privacy rights. In addition, increasing government restrictions on the collection, use, and transfer of personal data could impair the further growth of the market for analytics software, especially in foreign markets. Because we depend on revenue from a single software platform and related services, our business could be harmed by a decline in demand for, or in the adoption or prices of, our platform and related services as a result of, among other factors, any change in our pricing or packaging model, increased competition, maturation in the markets for our platform, or other risks described in this Quarterly Report. In addition, the adoption of our bitcoin acquisition strategy and the increase in our indebtedness has caused and may in the future cause certain of our existing or prospective customers to form negative perceptions regarding our corporate risk profile or our financial viability as a commercial counterparty, and such negative perceptions could negatively impact sales of our analytics software platform and related services to current or prospective customers. Such risks can also be exacerbated if the price of bitcoin declines or due to adverse developments in the digital assets industry including, for example, the high-profile filings for bankruptcy protection by companies operating in that industry, such as the recent bankruptcy filings by Three Arrows Capital, Voyager Digital, BlockFi and FTX Trading, and the SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken. We also depend on our installed customer base for a substantial portion of our revenue. If our existing customers cancel or fail to renew their service contracts or fail to make additional purchases from us for any reason, including due to the risks inherent in our bitcoin acquisition strategy, our revenue could decrease and our operating results could be materially adversely affected.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings. For the six months ended June 30, 2024, transactions by channel partners for which we recognized revenue accounted for 35.7% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships. Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings. If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $210.8 million as of June 30, 2024. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $149.9 million of other remaining performance obligations as of June 30, 2024, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident, whether related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. On October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Additionally, in March 2024, the European Commission passed the Artificial Intelligence Act. Other jurisdictions, including certain U.S. states, have adopted or may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI.

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

Analytics applications, and applications that leverage the Bitcoin blockchain, can be complex, and research and development for these types of applications can be costly and time consuming. In the case of new or contemplated offerings, we may not be able to identify business use cases for such offerings, and we have in the past and may in the future cease, delay or reallocate resources away from further development of or marketing efforts for such offerings. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available or because of concerns regarding the complexity of migration or performance issues related to new offerings.

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

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 42.8% and 40.7% of our total revenues for the three months ended June 30, 2024 and 2023, respectively, and 43.5% and 41.8% of our total revenues for the six months ended June 30, 2024 and 2023, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $123.62 as of August 10, 2020, the last trading day before our announcement, to $1,309.00 as of August 5, 2024. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 25, 2024, there are 1,964,025 shares of class B common stock outstanding, which accounts for approximately 52.9% of the total voting power of our outstanding common stock. As of July 25, 2024, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 1,961,668 shares of class B common stock, or 52.9% of the total voting power. Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments or other convertible securities could depress the price of our class A common stock

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, since January 1, 2024, we have issued and sold (i) $137.8 million of shares of class A common stock through at-the-market equity offering programs, (ii) $800 million aggregate principal amount of 2030 Convertible Notes, (iii) $603.75 million aggregate principal amount of 2031 Convertible Notes and (iv) $800.0 million in aggregate principal amount of 2032 Convertible Notes. Additionally, we may issue and sell class A common stock having an aggregate offering price of up to $2.0 billion from time to time under the August 2024 Sales Agreement. We cannot predict:

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of June 30, 2024, we had $3.909 billion aggregate indebtedness, consisting of $145.6 million aggregate principal amount of 2025 Convertible Notes that were converted or redeemed in their entirety on or before July 15, 2024 as described below, $1.05 billion aggregate principal amount of 2027 Convertible Notes, $800.0 million aggregate principal amount of 2030 Convertible Notes, $603.8 million aggregate principal amount of 2031 Convertible Notes, $800.0 million aggregate principal amount of 2032 Convertible Notes, $500.0 million aggregate principal amount of 2028 Secured Notes and $10.1 million of other long-term indebtedness. We refer herein to the 2025 Convertible Notes, 2027 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, collectively, as the “Convertible Notes” and together with the 2028 Secured Notes, as the “Outstanding Notes.”

On June 13, 2024, we announced that we delivered a notice of redemption to the trustee of the outstanding 2025 Convertible Notes for the redemption of all of the outstanding 2025 Convertible Notes on July 15, 2024. As of July 15, 2024, all 2025 Convertible Notes have been converted to shares of our class A common stock or redeemed, and no 2025 Convertible Notes are outstanding. After giving effect to the conversion and redemption of the 2025 Convertible Notes, as of June 30, 2024, we had $3.764 billion aggregate indebtedness remaining and our annual interest expense relating to the remaining Outstanding Notes is $58.9 million.

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
•
limiting our ability, or increasing the costs, to refinance indebtedness; and
•
reducing our fixed charge coverage ratio for purposes of the 2028 Secured Notes, which further limits our ability to take certain actions, including making payments on, and settling for cash conversion or redemption of the Outstanding Convertible Notes.

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
•
transfer or sell assets;
•
merge or consolidate;
•
make cash payments in connection with the Outstanding Convertible Notes; and
•
enter into certain transactions with affiliates.

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

We may be required to repay the 2028 Secured Notes prior to their stated maturity date, if the springing maturity feature is triggered

The 2028 Secured Notes have a stated maturity date of June 15, 2028, but include a springing maturity feature that will cause the stated maturity date to spring ahead to the date that is (i) 91 days prior to the existing maturity date of the 2027 Convertible Notes (which is November 16, 2026) or (ii) the maturity date of any future convertible debt that we may issue that is then outstanding, unless on such dates we meet specified liquidity requirements or less than $100,000,000 of aggregate principal amount of the 2027 Convertible Notes, or such future convertible debt, as applicable, remains outstanding. If such springing maturity feature is triggered, we will be required to pay all amounts outstanding under the 2028 Secured Notes sooner than they would otherwise be due, we may not have sufficient funds available to pay such amounts at that time, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Outstanding Notes for cash upon a fundamental change or to repurchase the 2030 Convertible Notes or the 2031 Convertible Notes

on September 15, 2028, or the 2032 Convertible Notes on June 15, 2029, and the 2028 Secured Notes contain, and any future debt may contain, limitations on our ability to engage in cash-settled conversions or repurchases of Outstanding Notes

In connection with any conversion of the Convertible Notes, unless we elect (or have previously irrevocably elected) to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, the 2028 Secured Notes contain, and any future debt may contain, limitations on our ability to pay cash upon conversion or redemption of the Convertible Notes, which may require us to elect to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share) or sell certain bitcoin to generate cash that can be used to make such cash payments.. Upon a change of control or a fundamental change as defined in the indentures governing the Outstanding Notes, the holders of such notes will have the right to require us to offer to purchase all of the applicable notes then outstanding at a price equal to 101% of the principal amount of the 2028 Secured Notes and 100% of the principal amount of the Convertible Notes, respectively, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the repurchase date. Moreover, the exercise by holders of the Outstanding Notes of their right to require us to repurchase such Outstanding Notes could cause a default under future debt agreements, even if the change of control or fundamental change itself does not, due to the financial effect of such repurchase on us. In order to obtain sufficient funds to pay the purchase price of such notes, we expect that we would have to refinance the Outstanding Notes or obtain a waiver from the applicable holders of Outstanding Notes and we may not be able to refinance the Outstanding Notes on reasonable terms, if at all. Absent a waiver from the applicable holders of Outstanding Notes, our failure to offer to purchase all applicable Outstanding Notes or to purchase all validly tendered Outstanding Notes would be an event of default under the indentures governing the Outstanding Notes. In addition, holders of the 2030 Convertible Notes and the 2031 Convertible Notes have the right to require us to repurchase all or a portion of their notes on September 15, 2028 and holders of the 2032 Convertible Notes have the right to require us to repurchase all or a portion of their notes on June 15, 2029 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. There are exceptions allowing us to make payments on the Convertible Notes under certain circumstances and to make other restricted payments in certain amounts. Certain of these exceptions require that we have a fixed charge coverage ratio of at least 2.0 to 1.0 at the time we make the restricted payment. From time-to-time, our fixed charge coverage ratio has been below 2.0 to 1.0, and we have not been able to take advantage of these exceptions. For example, as of the incurrence of our 2032 Convertible Notes in June 2024, our fixed charge coverage ratio was below 2.0 to 1.0. To the extent our fixed charge coverage ratio remains below 2.0 to 1.0, our ability to take certain actions, including making principal payments on, and settling for cash conversions of, the Convertible Notes will be limited.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the applicable Convertible Notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, cash settlement of the Convertible Notes could be limited or prohibited by the 2028 Secured Notes. Furthermore, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the Outstanding Notes and our other long-term indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the Outstanding Notes, and our other long-term indebtedness, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the Outstanding Notes, and our other long-term indebtedness. Our wholly-owned subsidiary, MacroStrategy, which holds the bitcoin that we owned prior to the issuance of the 2028 Secured Notes, the bitcoin that MacroStrategy acquired using the proceeds from the 2025 Secured Term Loan, and the bitcoin that MacroStrategy acquired from the proceeds of the sale of our class A shares pursuant to the sales agreements with various sales agents, is not obligated to provide and may in the future be prohibited from providing any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs under such indebtedness. MacroStrategy holds approximately 175,721 bitcoins that, as of June 30, 2024, had a carrying value of $3.468 billion on our Consolidated Balance Sheet, representing 49.2% of our consolidated total assets at such date. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three months ended June 30, 2024, the Company settled $504.4 million in aggregate principal amount of the 2025 Convertible Notes as a result of certain holders electing to convert such notes by issuing class A common stock. 1,267,240 shares of class A common stock were issued in respect of such conversions during the three months ended June 30, 2024. Subsequent to June 30, 2024, the Company settled $145.3 million in aggregate principal amount of the 2025 Convertible Notes as a result of certain holders electing to convert such notes by issuing class A common stock. 365,065 shares of class A common stock were issued in respect of such conversions during the period from July 1, 2024 to July 15, 2024. The shares of class A common stock issued upon conversion of the 2025 Convertible Notes were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Item 5. Other Information

Rule 10b5-1 Information

During the quarterly period covered by this report, each of the following officers entered into a written instruction for the sale of the Company’s securities that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”):

Name and Title	Date of Adoption
Phong Le (President & Chief Executive Officer)	May 7, 2024
Andrew Kang (Senior Executive Vice President & Chief Financial Officer)	May 2, 2024
W. Ming Shao (Senior Executive Vice President & General Counsel)	May 4, 2024
Jeanine Montgomery (Senior Vice President & Chief Accounting Officer)	May 3, 2024

Each of these Rule 10b5-1 trading arrangements is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). These sell-to-cover arrangements apply to RSUs and PSUs that have been granted or may be granted in the future to each applicable officer (other than those that by their terms require the Company to withhold shares for tax withholding obligations in connection with vesting and settlement), and provide for the automatic sale of a number of shares of Class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of such awards, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Each of the arrangements will remain in effect indefinitely until terminated by the officer party to such arrangement. The total number of shares of Class A common stock that may be sold pursuant to each instruction is not determinable, and will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s Class A common stock at the time of settlement, applicable tax rates and the potential future grant of additional equity awards subject to such arrangements. Other than as set forth above, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Entry into At-the-Market Equity Offering Program Sales Agreement

On August 1, 2024, the Company entered into the August 2024 Sales Agreement with TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC (“BTIG”), Canaccord Genuity LLC (“Canaccord”), Maxim Group LLC and SG Americas Securities, LLC (collectively, the “August 2024 Sales Agents”), pursuant to which the Company may issue and sell shares of its class A common stock, $0.001 par value per share (“Common Stock”), having an aggregate offering price of up to $2.0 billion (the “Shares”), from time to time through the August 2024 Sales Agents (the “Offering”). Also, on August 1, 2024, the Company filed a prospectus with the Securities and Exchange Commission in connection with the Offering (the “Prospectus”) under its automatic shelf registration statement, which became effective on August 1, 2024 (File No. 333-281175) (the “Registration Statement”), and the base prospectus contained therein.

Upon delivery of a placement notice, and subject to the terms and conditions of the August 2024 Sales Agreement, the August 2024 Sales Agents may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the Shares through the August 2024 Sales Agents in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the August 2024 Sales Agreement, but it has no obligation to sell any of the Shares in the Offering. The Company will only sell Shares through one Agent on any single day.

The Company or the August 2024 Sales Agents may suspend or terminate the Offering upon notice to the other parties and subject to other conditions. Each Agent will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Global Select Market.

The Company has agreed to pay the August 2024 Sales Agents’ commissions for their respective services in acting as agents in the sale of the Shares in the amount of up to 2.0% of gross proceeds from the sale of the Shares pursuant to the August 2024 Sales Agreement. The Company has also agreed to provide the August 2024 Sales Agents with customary indemnification and contribution rights.

A copy of the August 2024 Sales Agreement was filed as Exhibit 1.2 to the Registration Statement and is incorporated herein by reference. The foregoing description of the material terms of the August 2024 Sales Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Wilmer Cutler Pickering Hale and Dorr LLP, counsel to the Company, has issued a legal opinion relating to the Shares. A copy of such legal opinion, including the consent included therein, was filed as Exhibit 5.1 to the Registration Statement.

The Shares are registered pursuant to the Registration Statement and the base prospectus contained therein, and offerings for the Shares will be made only by means of the Prospectus. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or solicitation of an offer to buy these securities, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of such state or jurisdiction.

Termination of November 2023 Sales Agreement

As previously disclosed, on November 30, 2023, the Company entered into a Sales Agreement (the “Prior Sales Agreement”) with Cowen and Company, LLC, Canaccord and BTIG, as sales agents (the “Prior Agents”), pursuant to which the Company was able to issue and sell shares of Common Stock having an aggregate offering price of up to $750 million from time to time through the Prior Agents (the “Prior ATM Offering”). On July 31, 2024, the Company entered into a letter agreement with the Prior Agents terminating the Prior Sales Agreement.

Prior to termination of the Prior ATM Offering, the cumulative aggregate offering price of the shares of Common Stock sold under the Prior Sales Agreement as of the close of business on July 30, 2024, was approximately $750 million.

The Company filed a prospectus supplement with the Securities and Exchange Commission on November 30, 2023, relating to the Prior ATM Offering (the “Prior Prospectus Supplement”) under the Company’s automatic shelf registration statement, which became effective on June 14, 2021 (File No. 333-257087). The termination of the Prior Sales Agreement terminated any future sales of shares of Common Stock through the Prior ATM Offering pursuant to the Prior Prospectus Supplement.

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

4.12

Indenture, dated as of June 17, 2024, by and between MicroStrategy Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

4.13

Form of 2.25% Convertible Senior Note due 2032 (included within Exhibit 4.12 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

10.1	Allocation Agreement dated May 31, 2024 between MicroStrategy Incorporated and Michael J. Saylor.

10.2†

Amendments made to certain outstanding Restricted Stock Unit and Performance Stock Unit Agreements under the 2013 Stock Incentive Plan and the 2023 Equity Incentive Plan, the forms of which agreements were filed or incorporated by reference as Exhibits 10.9, 10.10, 10.11, 10.12, 10.13, 10.17, 10.19, 10.22, 10.24, and 10.28 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2024 (File No. 000-24435).

10.3†	U.S. Form of Restricted Stock Unit Agreement (May 2024).

10.4†	U.K. Form of Restricted Stock Unit Agreement (May 2024).

10.5†	Canada Form of Restricted Stock Unit Agreement (May 2024).

10.6†	International Form of Restricted Stock Unit Agreement (May 2024).

10.7†	U.S. Form of Performance Stock Unit Agreement (May 2024).

10.8

Sales Agreement, dated as of August 1, 2024, by and among MicroStrategy, TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Maxim Group LLC and SG Americas Securities, LLC (incorporated herein by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3ASR filed with the SEC on August 1, 2024 (File No. 333-281175)).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: August 6, 2024