Form 10-Q
period 2024-09-30
MICROSTRATEGY Inc
filed 2024-10-31
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of October 21, 2024, the registrant had 183,003,980 and 19,640,250 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,343	$46,817
Restricted cash	1,862	1,856
Accounts receivable, net	107,169	183,815
Prepaid expenses and other current assets	30,668	35,407
Total current assets	186,042	267,895
Digital assets	6,850,879	3,626,476
Property and equipment, net	27,517	28,941
Right-of-use assets	55,308	57,343
Deposits and other assets	51,109	24,300
Deferred tax assets, net	1,172,726	757,573
Total assets	$8,343,581	$4,762,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$45,714	$43,090
Accrued compensation and employee benefits	51,686	50,045
Accrued interest	5,800	1,493
Current portion of long-term debt, net	509	483
Deferred revenue and advance payments	184,402	228,162
Total current liabilities	288,111	323,273
Long-term debt, net	4,211,949	2,182,108
Deferred revenue and advance payments	6,344	8,524
Operating lease liabilities	57,495	61,086
Other long-term liabilities	5,676	22,208
Deferred tax liabilities	357	357
Total liabilities	4,569,932	2,597,556
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 191,684 shares issued and 183,000 shares outstanding, and 157,725 shares issued and 149,041 shares outstanding, respectively	192	24
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 19,640 shares issued and outstanding, and 19,640 shares issued and outstanding, respectively	20	2
Additional paid-in capital	6,060,206	3,957,728
Treasury stock, at cost; 8,684 shares and 8,684 shares, respectively	(782,104)	(782,104)
Accumulated other comprehensive loss	(9,580)	(11,444)
Accumulated deficit	(1,495,085)	(999,234)
Total stockholders’ equity	3,773,649	2,164,972
Total liabilities and stockholders’ equity	$8,343,581	$4,762,528

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product licenses	$11,087	$24,045	$33,311	$56,979
Subscription services	27,800	20,974	74,846	59,662
Total product licenses and subscription services	38,887	45,019	108,157	116,641
Product support	61,015	66,860	185,440	198,422
Other services	16,169	17,583	49,162	56,714
Total revenues	116,071	129,462	342,759	371,777
Cost of revenues:
Product licenses	769	342	2,130	1,320
Subscription services	11,454	8,028	29,618	23,100
Total product licenses and subscription services	12,223	8,370	31,748	24,420
Product support	8,572	5,531	25,312	17,115
Other services	13,554	12,760	38,239	40,188
Total cost of revenues	34,349	26,661	95,299	81,723
Gross profit	81,722	102,801	247,460	290,054
Operating expenses:
Sales and marketing	35,414	35,606	103,116	109,372
Research and development	33,301	29,660	92,795	90,372
General and administrative	33,505	29,223	104,300	85,959
Digital asset impairment losses	412,084	33,559	783,807	76,613
Total operating expenses	514,304	128,048	1,084,018	362,316
Loss from operations	(432,582)	(25,247)	(836,558)	(72,262)
Interest expense, net	(18,129)	(11,006)	(45,476)	(37,031)
(Loss) gain on debt extinguishment	(22,933)	0	(22,933)	44,686
Other (expense) income, net	(5,034)	2,419	(2,644)	726
Loss before income taxes	(478,678)	(33,834)	(907,611)	(63,881)
(Benefit from) provision for income taxes	(138,504)	109,607	(411,760)	(403,876)
Net (loss) income	$(340,174)	$(143,441)	$(495,851)	$339,995
Basic (loss) earnings per share (1)	$(1.72)	$(1.01)	$(2.71)	$2.91
Weighted average shares outstanding used in computing basic (loss) earnings per share	197,273	142,214	182,695	116,648
Diluted (loss) earnings per share (1)	$(1.72)	$(1.01)	$(2.71)	$2.39
Weighted average shares outstanding used in computing diluted (loss) earnings per share	197,273	142,214	182,695	145,125

(1) Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income	$(340,174)	$(143,441)	$(495,851)	$339,995
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	3,970	(2,205)	1,864	(1,554)
Total other comprehensive income (loss)	3,970	(2,205)	1,864	(1,554)
Comprehensive (loss) income	$(336,204)	$(145,646)	$(493,987)	$338,441

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, unaudited)

		Class A		Class B Convertible		Additional			Accumulated Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit
Balance at January 1, 2023	$(383,120)	104,532	$18	19,640	$2	$1,841,120	(8,684)	$(782,104)	$(13,801)	$(1,428,355)
Net income	461,193	0	0	0	0	0	0	0	0	461,193
Other comprehensive income	738	0	0	0	0	0	0	0	738	0
Issuance of class A common stock upon exercise of stock options	6,750	445	0	0	0	6,750	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,380	127	0	0	0	2,380	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(514)	38	0	0	0	(514)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	338,962	13,489	2	0	0	338,960	0	0	0	0
Share-based compensation expense	16,822	0	0	0	0	16,822	0	0	0	0
Balance at March 31, 2023	$443,211	118,631	$20	19,640	$2	$2,205,518	(8,684)	$(782,104)	$(13,063)	$(967,162)
Net income	22,243	0	0	0	0	0	0	0	0	22,243
Other comprehensive loss	(87)	0	0	0	0	0	0	0	(87)	0
Issuance of class A common stock upon exercise of stock options	5,354	388	0	0	0	5,354	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(242)	62	0	0	0	(242)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	333,494	10,792	1	0	0	333,493	0	0	0	0
Share-based compensation expense	15,145	0	0	0	0	15,145	0	0	0	0
Balance at June 30, 2023	$819,118	129,873	$21	19,640	$2	$2,559,268	(8,684)	$(782,104)	$(13,150)	$(944,919)
Net loss	(143,441)	0	0	0	0	0	0	0	0	(143,441)
Other comprehensive loss	(2,205)	0	0	0	0	0	0	0	(2,205)	0
Issuance of class A common stock upon exercise of stock options	2,113	95	0	0	0	2,113	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	1,575	72	0	0	0	1,575	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(747)	40	0	0	0	(747)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	147,218	4,034	0	0	0	147,218	0	0	0	0
Share-based compensation expense	16,764	0	0	0	0	16,764	0	0	0	0
Balance at September 30, 2023	$840,395	134,114	$21	19,640	$2	$2,726,191	(8,684)	$(782,104)	$(15,355)	$(1,088,360)
Net income	89,126	0	0	0	0	0	0	0	0	89,126
Other comprehensive income	3,911	0	0	0	0	0	0	0	3,911	0
Issuance of class A common stock upon exercise of stock options	16,302	826	1	0	0	16,301	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(2,841)	120	0	0	0	(2,841)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	1,200,415	22,665	2	0	0	1,200,413	0	0	0	0
Share-based compensation expense	17,664	0	0	0	0	17,664	0	0	0	0
Balance at December 31, 2023	$2,164,972	157,725	$24	19,640	$2	$3,957,728	(8,684)	$(782,104)	$(11,444)	$(999,234)
Net loss	(53,118)	0	0	0	0	0	0	0	0	(53,118)
Other comprehensive loss	(1,725)	0	0	0	0	0	0	0	(1,725)	0
Issuance of class A common stock upon exercise of stock options	136,088	5,731	0	0	0	136,088	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,071	69	0	0	0	2,071	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(1,273)	39	0	0	0	(1,273)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	137,152	1,952	0	0	0	137,152	0	0	0	0
Share-based compensation expense	15,938	0	0	0	0	15,938	0	0	0	0
Balance at March 31, 2024	$2,400,105	165,516	$24	19,640	$2	$4,247,704	(8,684)	$(782,104)	$(13,169)	$(1,052,352)
Net loss	(102,559)	0	0	0	0	0	0	0	0	(102,559)
Other comprehensive loss	(381)	0	0	0	0	0	0	0	(381)	0
Issuance of class A common stock upon exercise of stock options	17,261	1,215	0	0	0	17,261	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(932)	311	0	0	0	(932)	0	0	0	0
Issuance of class A common stock upon conversions of convertible senior notes	500,815	12,672	2	0	0	500,813	0	0	0	0
Share-based compensation expense	20,490	0	0	0	0	20,490	0	0	0	0
Balance at June 30, 2024	$2,834,799	179,714	$26	19,640	$2	$4,785,336	(8,684)	$(782,104)	$(13,550)	$(1,154,911)
Net loss	(340,174)	0	0	0	0	0	0	0	0	(340,174)
Other comprehensive income	3,970	0	0	0	0	0	0	0	3,970	0
Par value adjustment for class A and B common stock issued upon stock split	0	0	157	0	18	(175)	0	0	0	0
Issuance of class A common stock upon exercise of stock options	4,192	193	1	0	0	4,191	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	2,233	25	0	0	0	2,233	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(1)	53	0	0	0	(1)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	1,105,141	8,048	8	0	0	1,105,133	0	0	0	0
Issuance of class A common stock upon conversions of convertible senior notes	144,349	3,651	0	0	0	144,349	0	0	0	0
Share-based compensation expense	19,140	0	0	0	0	19,140	0	0	0	0
Balance at September 30, 2024	$3,773,649	191,684	$192	19,640	$20	$6,060,206	(8,684)	$(782,104)	$(9,580)	$(1,495,085)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(495,851)	$339,995
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,679	9,405
Reduction in carrying amount of right-of-use assets	6,228	6,438
Credit losses and sales allowances	262	752
Deferred taxes	(419,965)	(425,986)
Release of liabilities for unrecognized tax benefits	(73)	(162)
Share-based compensation expense	57,789	49,855
Digital asset impairment losses	783,807	76,613
Amortization of issuance costs on long-term debt	10,231	6,599
Loss (gain) on debt extinguishment	22,933	(44,686)
Changes in operating assets and liabilities:
Accounts receivable	27,374	6,627
Prepaid expenses and other current assets	4,868	(99)
Deposits and other assets	(6,748)	(321)
Accounts payable and accrued expenses	(8,318)	(8,005)
Accrued compensation and employee benefits	(26,383)	(15,186)
Accrued interest	4,444	7,539
Deferred revenue and advance payments	3,484	9,901
Operating lease liabilities	(7,832)	(7,954)
Other long-term liabilities	(4,637)	203
Net cash (used in) provided by operating activities	(35,708)	11,528
Investing activities:
Purchases of digital assets	(4,008,210)	(687,959)
Purchases of property and equipment	(2,694)	(2,591)
Net cash used in investing activities	(4,010,904)	(690,550)
Financing activities:
Proceeds from convertible senior notes	3,213,750	0
Issuance costs paid for convertible senior notes	(53,524)	0
Payments to settle conversions and redemption of convertible senior notes	(398)	0
Repayments of secured debt and third-party extinguishment costs	(515,325)	(160,033)
Principal payments of other long-term secured debt	(401)	(382)
Proceeds from sale of common stock under public offerings	1,246,478	823,945
Issuance costs paid related to sale of common stock under public offerings	(4,185)	(4,286)
Proceeds from exercise of stock options	157,541	14,217
Proceeds from sales under employee stock purchase plan	4,304	3,955
Payment of withholding tax on vesting of restricted stock units	(2,173)	(1,391)
Net cash provided by financing activities	4,046,067	676,025
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	77	(997)
Net decrease in cash, cash equivalents, and restricted cash	(468)	(3,994)
Cash, cash equivalents, and restricted cash, beginning of period	48,673	50,868
Cash, cash equivalents, and restricted cash, end of period	$48,205	$46,874

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

On July 11, 2024, the Company announced a 10-for-1 stock split of the Company’s class A common stock and class B common stock. The stock split was effected by means of a stock dividend to the holders of record of the Company’s class A common stock and class B common stock as of the close of business on August 1, 2024, the record date for the dividend. Shares held in treasury by the Company were not impacted by the stock split. The dividend was distributed after the close of trading on August 7, 2024 and trading commenced on a split-adjusted basis at market open on August 8, 2024. As a result of the stock split, all applicable share, per share, and equity award information has been retroactively adjusted in the Consolidated Financial Statements and Notes to Consolidated Financial Statements to reflect the stock split for all periods presented.

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

(2) Recent Accounting Standards

Crypto Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The standard is effective for the Company for interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which the Company adopts the guidance. Prior periods will not be restated. The Company will adopt ASU 2023-08 effective January 1, 2025.

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

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and all subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. As a result of the enactment of the IRA and the adoption of ASU 2023-08, the Company could become subject to CAMT in the tax years 2026 and beyond unless the proposed regulations with respect to CAMT are revised to provide relief. The Company is currently evaluating the potential implications of unrealized fair value gains and losses as they relate to CAMT as well as the broader global tax regulatory landscape.

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company will adopt ASU 2023-09 for the annual period ending December 31, 2025 and is currently evaluating the impact of this guidance on its disclosures.

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures surrounding reportable segments, particularly (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in the reported measure(s) of a segment's profit and loss and (ii) other segment items that reconcile segment revenue and significant expenses to the reported measure(s) of a segment's profit and loss, both on an annual and interim basis. Companies are also required to provide all annual disclosures currently required under Topic 280 in interim periods, in addition to disclosing the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit and loss in assessing segment performance and allocating resources. The standard is effective for the Company for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with updates applied retrospectively. The Company will adopt ASU 2023-07 for the annual period ending December 31, 2024 and is currently evaluating the impact of this guidance on its disclosures.

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

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	September 30,	December 31,
	2024	2023
Approximate number of bitcoins held	252,220	189,150
Digital assets carrying value	$6,850,879	$3,626,476
Cumulative digital asset impairment losses	$3,052,820	$2,269,013

The carrying value on the Company’s Consolidated Balance Sheet at each period-end represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through September 30, 2024 or December 31, 2023, respectively, and not as of September 30, 2024 or December 31, 2023, respectively.

The following table summarizes the Company’s digital asset purchases and digital asset impairment losses (in thousands, except number of bitcoins) for the periods indicated. The Company did not sell any of its bitcoins during the nine months ended September 30, 2024 or 2023, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Approximate number of bitcoins purchased	25,889	5,912	63,070	25,745
Digital asset purchases	$1,575,073	$161,681	$4,008,210	$687,959
Digital asset impairment losses	$412,084	$33,559	$783,807	$76,613

From time to time, the Company’s execution partners may extend short-term trade credits to the Company to purchase bitcoin in advance of using cash funds in the Company’s trading account, or allow the Company to make bitcoin purchases on a delayed settlement basis. Trade credits and delayed settlement payments, as applicable, are due and payable in cash within days after the bitcoin purchases are completed. During the first and third quarters of 2024, certain bitcoin of MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, was subject to a first priority security interest and lien in order to secure payments owed by the Company with respect to these arrangements. While trade credits or delayed settlements are outstanding, the Company may incur interest fees and be required to maintain minimum balances in its trading and custody accounts with such execution partners. As of September 30, 2024, the Company had no outstanding trade credits payable or delayed settlement obligations.

As of December 31, 2023, approximately 16,081 of the bitcoins held by the Company, which had a carrying value of approximately $263.9 million on the Company’s Consolidated Balance Sheet as of December 31, 2023, served as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”). Upon the redemption of the 2028 Secured Notes during the third quarter of 2024, all collateral securing the 2028 Secured Notes, including the aforementioned bitcoin, was released. Refer to Note 5, Long-term Debt, to the Consolidated Financial Statements for further information regarding the 2028 Secured Notes and their redemption.

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

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2024	2023
Billed and billable	$109,303	$186,884
Less: allowance for credit losses	(2,134)	(3,069)
Accounts receivable, net	$107,169	$183,815

Changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2024.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $2.0 million and $1.2 million, as of September 30, 2024 and December 31, 2023, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts and accrued sales and usage-based royalty revenue. In royalty-based arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $5.4 million and $0.9 million, as of September 30, 2024 and December 31, 2023, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three and nine months ended September 30, 2024 and 2023, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2024	2023
Current:
Deferred product licenses revenue	$409	$3,579
Deferred subscription services revenue	74,164	65,512
Deferred product support revenue	106,866	152,012
Deferred other services revenue	2,963	7,059
Total current deferred revenue and advance payments	$184,402	$228,162

Non-current:
Deferred product licenses revenue	$0	$0
Deferred subscription services revenue	3,373	3,097
Deferred product support revenue	2,635	4,984
Deferred other services revenue	336	443
Total non-current deferred revenue and advance payments	$6,344	$8,524

During the three and nine months ended September 30, 2024, the Company recognized revenues of $50.2 million and $195.2 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2024. During the three and nine months ended September 30, 2023, the Company recognized revenues of $44.6 million and $187.6 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2023. For the three and nine months ended September 30, 2024 and 2023, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of September 30, 2024, the Company had an aggregate transaction price of $380.5 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. The Company expects to recognize $237.1 million within the next 12 months and the remainder thereafter.

(5) Long-term Debt

The net carrying value of the Company’s outstanding debt (in thousands) consisted of the following, as of:

	September 30, 2024	December 31, 2023
2025 Convertible Notes	$0	$643,931
2027 Convertible Notes	1,040,339	1,037,306
2028 Convertible Notes	997,502	0
2030 Convertible Notes	784,194	0
2031 Convertible Notes	593,867	0
2032 Convertible Notes	786,754	0
2028 Secured Notes	0	491,193
Other long-term secured debt	9,802	10,161
Total	$4,212,458	$2,182,591
Reported as:
Current portion of long-term debt, net	509	483
Long-term debt, net	4,211,949	2,182,108
Total	$4,212,458	$2,182,591

Convertible Senior Notes

The Company has issued the following convertible notes (collectively, the “Convertible Notes”) in private offerings:

•
$650.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”);
•
$1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”);

•
$1.010 billion aggregate principal amount of 0.625% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”);
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

The following table summarizes the key terms of each of the Convertible Notes (principal at inception, net proceeds, and issuance costs are each reported in thousands):

	2025 Convertible Notes	2027 Convertible Notes	2028 Convertible Notes	2030 Convertible Notes	2031 Convertible Notes	2032 Convertible Notes
Issuance Date	December 2020	February 2021	September 2024	March 2024	March 2024	June 2024
Maturity Date (1)	December 15, 2025	February 15, 2027	September 15, 2028	March 15, 2030	March 15, 2031	June 15, 2032
Principal at Inception	$650,000	$1,050,000	$1,010,000	$800,000	$603,750	$800,000
Stated Interest Rate (2)	0.750%	0.000%	0.625%	0.625%	0.875%	2.250%
Interest Payment Dates (3)	June 15 & December 15	February 15 & August 15	March 15 & September 15	March 15 & September 15	March 15 & September 15	June 15 & December 15
Net Proceeds	$634,749	$1,025,830	$997,375	$782,000	$592,567	$786,000
Issuance Costs (4)	$15,251	$24,170	$12,625	$18,000	$11,183	$14,000
Effective Interest Rate (4)	1.23%	0.39%	1.05%	1.14%	1.30%	2.63%
Date of Holder Put Option (5)	n/a	n/a	September 15, 2027	September 15, 2028	September 15, 2028	June 15, 2029
Initial Conversion Rate (6)	25.126	6.981	5.4589	6.677	4.297	4.894
Initial Conversion Price (7)	$39.80	$143.25	$183.19	$149.77	$232.72	$204.33
Convertible at any time after the following date (8) (9)	June 13, 2024	August 15, 2026	March 15, 2028	September 15, 2029	September 15, 2030	December 15, 2031
Not redeemable by the Company prior to the following date (10)	December 20, 2023	February 20, 2024	December 20, 2027	March 22, 2027	March 22, 2028	June 20, 2029
Redemption Date (11)	July 15, 2024	n/a	n/a	n/a	n/a	n/a
(1)
“Maturity Date” is the stated maturity date under each applicable indenture governing such notes, unless earlier converted, redeemed, or repurchased in accordance with their terms.
(2)
Holders may receive additional or special interest under specified circumstances as outlined under each applicable indenture governing the Convertible Notes.
(3)
For the Convertible Notes issued in 2024, interest payments begin on (a) September 15, 2024 for each of the 2030 Convertible Notes and the 2031 Convertible Notes, (b) December 15, 2024 for the 2032 Convertible Notes, and (c) March 15, 2025 for the 2028 Convertible Notes.
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
(5)
“Date of Holder Put Option” represents the respective dates upon which holders of the 2028 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes each have a noncontingent right to require the Company to repurchase for cash all or any portion of their respective notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.
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
(8)
On or after the stated dates until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert the Convertible Notes at any time. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s class A common stock, or a combination of cash and shares of class A common stock, at the Company’s election. For the 2025 Convertible Notes, the date presented is the date on which the Company delivered its notice of full redemption of the 2025 Convertible Notes, which resulted in the 2025 Convertible Notes being convertible at any time thereafter until 5:00 p.m., New York City time, on July 11, 2024. See below under “Conversions and Redemption of 2025 Convertible Notes” for further information.
(9)
Prior to the respective dates, the Convertible Notes are convertible only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 for the 2025 Convertible Notes (of which all then outstanding notes were redeemed on July 15, 2024), on June 30, 2021 for the 2027 Convertible Notes, on June 30, 2024 for the 2030 Convertible Notes and 2031 Convertible Notes, on September 30, 2024 for the 2032 Convertible Notes, or on December 31, 2024 for the 2028 Convertible Notes (and only during such calendar quarter), if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Convertible Notes on each applicable trading day; (b) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined under each applicable indenture governing the respective Convertible Notes) per $1,000 principal amount of the respective Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s class A common stock and the applicable conversion rate on each such trading day; (c) if the Company calls any or all of the respective Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (d) upon occurrence of specified corporate events as described in each applicable indenture governing the respective Convertible Notes.
(10)
The Company may redeem for cash all or a portion of the Convertible Notes at its option, on or after the stated dates, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the respective Convertible Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. See below “Conversions and Redemption of 2025 Convertible Notes” subsection for information regarding the Company’s notice of redemption of the 2025 Convertible Notes.
(11)
“Redemption Date” is the date on which the Company redeemed all outstanding 2025 Convertible Notes. See discussion further below under “Conversions and Redemption of 2025 Convertible Notes” pertaining to redemption of the 2025 Convertible Notes.

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

Conversions and Redemption of 2025 Convertible Notes

On June 13, 2024, the Company announced that it delivered a notice of redemption (the “Redemption Notice”) to the trustee of the 2025 Convertible Notes for redemption of all $650.0 million in aggregate principal amount of the 2025 Convertible Notes then outstanding on July 15, 2024 (the “Redemption Date”). Due to the Company’s issuance of the Redemption Notice, the 2025 Convertible Notes became convertible at the option of the holders of such notes from the delivery of the Redemption Notice until 5:00 p.m., New York City time, on July 11, 2024. The Company elected to satisfy its conversion obligation with respect to the 2025 Convertible Notes by delivering solely shares of its class A common stock, together with cash in lieu of any fractional shares. Holders of the 2025 Convertible Notes requested to convert $649.7 million in principal amount of the 2025 Convertible Notes prior to the Redemption Date. The Company settled conversion requests in respect of $504.4 million in principal amount of the 2025 Convertible Notes during the quarter ended June 30, 2024, resulting in the issuance of 12,672,400 shares of the Company’s class A common stock and payment of a nominal amount of cash in lieu of fractional shares, and settled conversion requests in respect of $145.3 million in principal amount of the 2025 Convertible Notes during July 2024, resulting in the issuance of 3,650,650 shares of the Company’s class A common stock and payment of a nominal amount of cash in lieu of fractional shares, in each case in accordance with the terms and provisions of the indenture governing the 2025 Convertible Notes. On the Redemption Date, the Company redeemed $0.3 million aggregate principal amount of 2025 Convertible Notes, constituting all of the 2025 Convertible Notes then outstanding, at an aggregate redemption price of $0.3 million in cash, equal to 100% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued and unpaid interest, to but excluding the Redemption Date.

Collective Convertible Notes Disclosures

As of September 30, 2024, the maximum number of shares into which the Convertible Notes could have been potentially converted if the conversion features were triggered at the conversion rates then in effect based on the Convertible Notes then outstanding on such date was 7,330,050 shares, 5,513,489 shares, 5,341,600 shares, 2,594,314 shares, and 3,915,200 shares for the 2027 Convertible Notes, 2028 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, respectively.

Other than the 2025 Convertible Notes (for which convertibility is discussed above under the “Conversions and Redemption of 2025 Convertible Notes” subsection), the Convertible Notes were not convertible at the option of the holders during the nine months ended September 30, 2024 or 2023.

Other than the Company’s redemption of the 2025 Convertible Notes, the Company had not redeemed any of the Convertible Notes as of September 30, 2024.

As of September 30, 2024, and December 31, 2023, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s convertible debt instruments as of September 30, 2024 (in thousands):

	September 30, 2024
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2027 Convertible Notes	1,050,000	(9,661)	1,040,339	1,439,850	Level 2
2028 Convertible Notes	1,010,000	(12,498)	997,502	1,219,252	Level 2
2030 Convertible Notes	800,000	(15,806)	784,194	1,060,704	Level 2
2031 Convertible Notes	603,750	(9,883)	593,867	629,810	Level 2
2032 Convertible Notes	800,000	(13,246)	786,754	897,515	Level 2
Total	$4,263,750	$(61,094)	$4,202,656	$5,247,131

The following is a summary of the Company’s convertible debt instruments as of December 31, 2023 (in thousands):

	December 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(6,069)	$643,931	$1,074,713	Level 2
2027 Convertible Notes	1,050,000	(12,694)	1,037,306	913,808	Level 2
Total	$1,700,000	$(18,763)	$1,681,237	$1,988,521

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended September 30, 2024 and 2023, interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$23	$15	$38	$1,218	$762	$1,980
2027 Convertible Notes	0	1,012	1,012	0	1,008	1,008
2028 Convertible Notes	193	127	320	0	0	0
2030 Convertible Notes	1,250	974	2,224	0	0	0
2031 Convertible Notes	1,321	608	1,929	0	0	0
2032 Convertible Notes	4,500	659	5,159	0	0	0
Total	$7,287	$3,395	$10,682	$1,218	$1,770	$2,988

For the nine months ended September 30, 2024 and 2023, interest expense related to the Convertible Notes was as follows (in thousands):

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$2,371	$1,494	$3,865	$3,656	$2,279	$5,935
2027 Convertible Notes	0	3,033	3,033	0	3,021	3,021
2028 Convertible Notes	193	127	320	0	0	0
2030 Convertible Notes	2,819	2,194	5,013	0	0	0
2031 Convertible Notes	2,833	1,300	4,133	0	0	0
2032 Convertible Notes	5,150	754	5,904	0	0	0
Total	$13,366	$8,902	$22,268	$3,656	$5,300	$8,956

For the nine months ended September 30, 2024 and 2023, the Company paid $7.6 million and $2.4 million, respectively, in interest related to the Convertible Notes. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.

Senior Secured Notes

On June 14, 2021, the Company issued $500.0 million aggregate principal amount of 2028 Secured Notes in a private offering. The 2028 Secured Notes bore interest at a fixed rate of 6.125% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The terms of the 2028 Secured Notes are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company redeemed all of the 2028 Secured Notes on September 26, 2024 at a redemption price equal to 103.063% of the principal amount of the 2028 Secured Notes, plus accrued and unpaid interest to, but excluding, September 26, 2024 (the “Redemption Price”).

The Redemption Price consisted of a $515.3 million payment to redeem the full $500.0 million outstanding principal amount of the 2028 Secured Notes as of September 26, 2024 and an $8.6 million payment for accrued unpaid interest on the 2028 Secured Notes to but excluding September 26, 2024. The Company also incurred $0.1 million in third party fees in connection with the redemption of the 2028 Secured Notes. The net carrying value of the 2028 Secured Notes as of September 26, 2024, immediately prior to their redemption, was $492.5 million, which resulted in a $22.9 million loss on debt extinguishment recognized in the Company’s Consolidated Statement of Operations in the third quarter of 2024.

As of December 31, 2023, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet.

The following is a summary of the 2028 Secured Notes as of December 31, 2023 (in thousands):

	December 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Secured Notes	$500,000	$(8,807)	$491,193	$485,070	Level 2

The fair value of the 2028 Secured Notes was determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended September 30, 2024 and 2023, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,315	$423	$7,738	$7,657	$415	$8,072

For the nine months ended September 30, 2024 and 2023, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$22,628	$1,287	$23,915	$22,969	$1,224	$24,193

For the nine months ended September 30, 2024 and 2023, the Company paid $23.9 million and $15.3 million, respectively, in interest related to the 2028 Secured Notes.

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

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. After monthly payments made under the terms of the agreement, the loan had a net carrying value of $9.8 million and $10.2 million as of September 30, 2024 and December 31, 2023, respectively, and an outstanding principal balance of $9.9 million and $10.3 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, $0.5 million and $0.5 million of the respective net carrying values were short-term and were presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheets.

Maturities

The following table shows the maturities of the Company’s debt instruments as of September 30, 2024 (in thousands). The principal payments related to the 2028 Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the 2028 Convertible Notes on September 15, 2027. The principal payments related to the 2030 Convertible Notes and 2031 Convertible Notes, respectively, are included in the table below as if the holders exercised their right to require the Company to repurchase all of the 2030 Convertible Notes and 2031 Convertible Notes on September 15, 2028. The principal payments related to the 2032 Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the 2032 Convertible Notes on June 15, 2029.

Payments due by period ended September 30,	2027 Convertible Notes	2028 Convertible Notes	2030 Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	Other long-term secured debt	Total
2025	$0	$0	$0	$0	$0	$562	$562
2026	0	0	0	0	0	592	592
2027	1,050,000	1,010,000	0	0	0	8,787	2,068,787
2028	0	0	800,000	603,750	0	0	1,403,750
2029	0	0	0	0	800,000	0	800,000
Thereafter	0	0	0	0	0	0	0
Total	$1,050,000	$1,010,000	$800,000	$603,750	$800,000	$9,941	$4,273,691

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of September 30, 2024 or December 31, 2023.

(b) Contingencies

Brazil Matter

Following an internal review initiated in 2018, the Company disclosed its belief that its Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities.

In 2020 the Company learned that the Brazilian Federal Police were investigating alleged corruption and procurement fraud involving certain government officials, including a transaction that was part of the basis of the Company’s previously reported failure or likely failure of its Brazilian subsidiary to comply with local procurement regulations. This investigation was concluded in 2023. Neither employees of the Company’s Brazilian subsidiary nor the subsidiary itself were targets of the Federal Police investigation.

The Company’s Brazilian subsidiary voluntarily disclosed information from its 2018 internal review to Brazil’s General Superintendence of the Administrative Council for Economic Defense (“SG/CADE”) and to the Federal Comptroller General (“CGU”). Following this voluntary disclosure and cooperation with these agencies, the Company’s Brazilian subsidiary signed leniency agreements with the SG/CADE in September 2020 and with the CGU and the Federal General Attorney’s Office (“AGU”) in July 2024.

In 2023, the SG/CADE launched a public administrative proceeding to investigate potentially anticompetitive conduct by various entities and individuals in Brazil based in part on the information voluntarily disclosed by the Company’s Brazilian subsidiary, which is also one of the defendants in the proceeding. If at the end of the proceeding, SG/CADE’s Tribunal confirms that the Brazilian subsidiary’s obligations under the leniency agreement it signed with SG/CADE have been fulfilled, the Brazilian subsidiary will receive full immunity from fines.

Pursuant to its leniency agreement with the CGU and the AGU, the Brazilian subsidiary (i) paid approximately BRL 6.16 million (equivalent to approximately $1.1 million) in July 2024, (ii) agreed to certain undertakings regarding its compliance program, and (iii) has been granted immunity from debarment and other sanctions. As a result of this leniency agreement, the CGU dismissed its pending administrative action against the Brazilian subsidiary over alleged procurement violations.

In 2023, the Company accrued $1.2 million in respect of losses that might be incurred in connection with the investigation by the CGU and AGU into the matters voluntarily disclosed by the Company’s Brazilian subsidiary to them, with such accrued amount included as a component of “Accounts payable, accrued expenses, and operating lease liabilities” in the Consolidated Balance Sheet as of December 31, 2023. During the third quarter of 2024, the Company paid approximately $1.1 million in cash in respect of these matters as indicated above.

The Company’s Brazilian subsidiary continues to cooperate with requests from government agencies related to the above matters. As of September 30, 2024, the Company remained unable to reasonably estimate a range of loss beyond the third quarter payment described above.

Daedalus Matter

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

False Claims Act Matter

On August 31, 2022, the District of Columbia (the “District”), through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of the Company’s Board of Directors and the Company’s Executive Chairman, in his personal capacity, and (ii) the Company. The District sought, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleged in the sole claim against the Company that it violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes.

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

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the nine months ended September 30, 2024, the Company recorded a benefit from income taxes of $411.8 million on a pretax loss of $907.6 million, which resulted in an effective tax rate of 45.4%. For the nine months ended September 30, 2023, the Company recorded a benefit from income taxes of $403.9 million on a pretax loss of $63.9 million, which resulted in an effective tax rate of 632.2%. During the nine months ended September 30, 2024, the Company’s benefit from income taxes primarily related to tax benefits (i) from an increase in the Company’s deferred tax asset related to the impairment on its bitcoin holdings and (ii) related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units). During the nine months ended September 30, 2023, the Company’s benefit from income taxes primarily related to the release of a portion of the valuation allowance on the Company’s deferred tax asset related to the impairment on its bitcoin holdings, attributable to the increase in market value of bitcoin as of September 30, 2023 compared to December 31, 2022.

As of September 30, 2024, the Company had a valuation allowance of $1.4 million primarily related to the Company’s deferred tax assets related to foreign tax credits in certain jurisdictions that, in the Company’s present estimation, more likely than not will not be realized. As of September 30, 2024, the excess of the market value of the Company’s bitcoin over the cost basis of the Company’s bitcoin results in a significant built-in gain for tax purposes and is therefore a source of future taxable income that is expected to allow all of the U.S. net deferred tax assets to be realized. If the market value of bitcoin declines in future periods, the Company would need to assess other sources of forecasted taxable income of proper character, which could result in additional valuation allowances being recorded. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of September 30, 2024, the Company had gross unrecognized income tax benefits, including accrued interest, of $8.7 million, of which $3.9 million was recorded in “Other long-term liabilities” and $4.8 million was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheet. As of December 31, 2023, the Company had gross unrecognized income tax benefits, including accrued interest, of $8.3 million, all of which was recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.

As of September 30, 2024 and December 31, 2023, the Company had income taxes receivable of $5.9 million and $15.3 million, respectively, recorded in “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets.

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

The Company maintains the 2023 Equity Incentive Plan (the “2023 Equity Plan”) under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, performance stock units, and other stock-based awards. An aggregate of up to 19,327,030 shares of the Company’s class A common stock were authorized for issuance under the 2023 Equity Plan. As of September 30, 2024, there were 2,525,109 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan. The 2013 Equity Plan and the 2023 Equity Plan together are referred to herein as the “Stock Incentive Plans.”

Stock option awards

As of September 30, 2024, there were options to purchase 5,678,227 shares of class A common stock outstanding under the Stock Incentive Plans.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the nine months ended September 30, 2024:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2024	12,936	$28.68
Granted	91	$159.47
Exercised	(7,141)	$22.06	$634,522
Forfeited/Expired	(208)	$45.25
Balance as of September 30, 2024	5,678	$38.50
Exercisable as of September 30, 2024	3,052	$34.21	$410,163	6.0
Expected to vest as of September 30, 2024	2,626	$43.48	$328,599	7.5
Total	5,678	$38.50	$738,762	6.7

Stock options outstanding as of September 30, 2024 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2024
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$12.45 - $20.00	1,650	$15.64	5.3
$20.01 - $30.00	1,038	$24.98	8.1
$30.01 - $40.00	23	$30.16	8.7
$40.01 - $50.00	1,688	$41.14	7.3
$60.01 - $70.00	1,188	$69.12	6.4
$150.01 - $159.93	91	$159.47	9.5
Total	5,678	$38.50	6.7

An aggregate of 1,609,650 stock options with an aggregate grant date fair value of $40.2 million vested during the nine months ended September 30, 2024. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $111.23 and $19.09 for each share subject to a stock option granted during the nine months ended September 30, 2024 and 2023, respectively, based on the following assumptions:

	Nine Months Ended
	September 30,
	2024	2023
Expected term of awards in years	5.5 - 6.3	5.5 - 6.3
Expected volatility	75.1% - 82.8%	71.8% - 74.1%
Risk-free interest rate	4.2% - 4.5%	3.7% - 3.9%
Expected dividend yield	0.0%	0.0%

For the three and nine months ended September 30, 2024, the Company recognized approximately $9.9 million and $30.0 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. For the three and nine months ended September 30, 2023, the Company recognized approximately $10.5 million and $33.9 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of September 30, 2024, there was approximately $45.8 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 1.8 years.

Share-settled restricted stock units

As of September 30, 2024, there were 1,428,401 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2024	1,852
Granted	322
Vested	(428)	$63,386
Forfeited	(318)
Balance as of September 30, 2024	1,428
Expected to vest as of September 30, 2024	1,428	$240,828

During the nine months ended September 30, 2024, 427,990 share-settled restricted stock units having an aggregate grant date fair value of $15.0 million vested, and 25,060 shares were withheld to satisfy tax obligations, resulting in 402,930 issued shares. In the second quarter of 2024, the Company transitioned from a “net settlement” approach, which it previously used in nearly all jurisdictions in which restricted stock units were granted, to generally using a “sell-to-cover” approach for settling its share-settled restricted stock units. Under a “net settlement” approach, when settling restricted stock units, the Company withholds shares equal in value to the statutory withholding obligations and pays the tax withholding amount from its own cash reserves. Under a “sell-to-cover” approach, shares underlying vested awards are issued in full and participants sell shares in the market in amounts necessary to satisfy statutory withholding obligations. The tax withholding obligations are therefore satisfied with proceeds from these sales rather than from the Company’s cash reserves. During the nine months ended September 30, 2023, 188,910 share-settled restricted stock units having an aggregate grant date fair value of $9.0 million vested, and 48,170 shares were withheld to satisfy tax obligations, resulting in 140,740 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the nine months ended September 30, 2024 and 2023 was $144.88 and $28.01, respectively, based on the fair value of the Company’s class A common stock.

For the three and nine months ended September 30, 2024, the Company recognized approximately $6.2 million and $18.3 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. For the three and nine months ended September 30, 2023, the Company recognized approximately $4.9 million and $12.2 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of September 30, 2024, there was approximately $64.9 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 3.0 years.

Share-settled performance stock units

As of September 30, 2024, there were 302,850 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2024	254
Granted	56
Vested	0	$0
Forfeited	(7)
Balance as of September 30, 2024	303
Expected to vest as of September 30, 2024	303	$102,121

The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $307.13 and $48.62 for each performance stock unit granted during the nine months ended September 30, 2024 and 2023, respectively, based on the following assumptions:

	Nine Months Ended
	September 30,
	2024	2023
Expected term of awards in years	3.0	3.0
Expected volatility	92.7%	95.6%
Risk-free interest rate	4.4%	4.1%
Expected dividend yield	0.0%	0.0%

No performance stock units vested during the nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024, the Company recognized approximately $2.4 million and $5.9 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. For the three and nine months ended September 30, 2023, the Company recognized approximately $1.0 million and $1.3 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of September 30, 2024, there was approximately $21.0 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.2 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan. Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period. For the three and nine months ended September 30, 2024, the Company recognized approximately $0.3 million and $2.2 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. For the three months ended September 30, 2023, the share-based compensation expense from other stock-based awards and cash-settled restricted stock units was not material. For the nine months ended September 30, 2023, the Company recognized approximately $1.1 million in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of September 30, 2024, there was approximately $0.3 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 0.4 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 1,000,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the nine months ended September 30, 2024, 93,668 shares of class A common stock were issued in connection with the 2021 ESPP. As of September 30, 2024, 502,402 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three and nine months ended September 30, 2024, the Company recognized approximately $0.6 million and $1.4 million, respectively, in share-based compensation expense related to the 2021 ESPP. For the three and nine months ended September 30, 2023, the Company recognized approximately $0.4 million and $1.4 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of September 30, 2024, there was approximately $1.1 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.4 years.

Tax Benefits Related to Equity Plans

The following table summarizes the tax (benefit) expense related to the Company’s equity plans (in thousands) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Tax (benefit) expense related to:
Share-based compensation expense	$(3,407)	$(3,417)	$(11,486)	$(9,396)
Exercises of stock options and vesting of share-settled restricted stock units	(2,726)	813	(159,992)	1,098
Total tax benefit related to the Company's equity plans	$(6,133)	$(2,604)	$(171,478)	$(8,298)

(9) Basic and Diluted (Loss) Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data) for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income - Basic	$(340,174)	$(143,441)	$(495,851)	$339,995
Effect of dilutive shares on net (loss) income:
Interest expense on 2025 Convertible Notes, net of tax	0	0	0	4,255
Interest expense on 2027 Convertible Notes, net of tax	0	0	0	2,165
Net (loss) income - Diluted	$(340,174)	$(143,441)	$(495,851)	$346,415

Denominator:
Weighted average common shares of class A common stock	177,633	122,574	163,055	97,008
Weighted average common shares of class B common stock	19,640	19,640	19,640	19,640
Total weighted average shares of common stock outstanding - Basic	197,273	142,214	182,695	116,648

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	0	0	0	4,307
Restricted stock units	0	0	0	428
Performance stock units	0	0	0	78
Employee stock purchase plan	0	0	0	2
2025 Convertible Notes	0	0	0	16,332
2027 Convertible Notes	0	0	0	7,330
Total weighted average shares of common stock outstanding - Diluted	197,273	142,214	182,695	145,125

(Loss) earnings per share:
Basic (loss) earnings per share (1)	$(1.72)	$(1.01)	$(2.71)	$2.91
Diluted (loss) earnings per share (1)	$(1.72)	$(1.01)	$(2.71)	$2.39

(1) Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

For the three and nine months ended September 30, 2024 and 2023, the following weighted average shares of potential class A common stock were excluded from the diluted (loss) earnings per share calculation because their impact would have been anti-dilutive (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	5,823	14,056	7,481	6,333
Restricted stock units	1,587	2,042	1,756	339
Performance stock units	606	516	576	0
Employee stock purchase plan	8	27	13	18
2025 Convertible Notes	0	16,332	6,664	0
2027 Convertible Notes	7,330	7,330	7,330	0
2028 Convertible Notes	719	0	240	0
2030 Convertible Notes	5,342	0	4,031	0
2031 Convertible Notes	2,594	0	1,863	0
2032 Convertible Notes	3,915	0	1,506	0
Total	27,924	40,303	31,460	6,690

(10) At-the-Market Equity Offerings

From time to time, the Company has entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its class A common stock through at-the-market equity offering programs. Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the at-the-market equity offering programs and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights. The following table summarizes the terms and provisions of each sales agreement, and pursuant to each at-the-market equity offering program that was active during the nine months ended September 30, 2024 and the year ended December 31, 2023. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each at-the-market equity offering program in the following table are reported in thousands.

	August 2024 Sales Agreement	November 2023 Sales Agreement	August 2023 Sales Agreement	May 2023 Sales Agreement	2022 Sales Agreement
Agreement effective date	August 1, 2024	November 30, 2023	August 1, 2023	May 1, 2023	September 9, 2022
Maximum aggregate offering price	$2,000,000	$750,000	$750,000	$625,000	$500,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%	2.0%	2.0%	2.0%
Date terminated	n/a	July 31, 2024	November 29, 2023	August 1, 2023	May 1, 2023
As of September 30, 2024:
Cumulative shares sold under such sales agreement	8,048,449	12,720,770	15,929,500	10,791,700	15,674,300
Cumulative net proceeds received from shares sold under such sales agreement	$1,105,141	$747,025	$737,760	$333,494	$385,181
Maximum aggregate offering price remaining available for sale under such sales agreement	$891,286	n/a	n/a	n/a	n/a

The following table summarizes the sales activity of each sales agreement that was active during 2024 or 2023 for the periods indicated. The net proceeds (less sales commissions and expenses) for each at-the-market equity offering program are reported in thousands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Number of shares sold under such sales agreement:
2022 Sales Agreement	n/a	n/a	n/a	13,488,550
May 2023 Sales Agreement	n/a	0	n/a	10,791,700
August 2023 Sales Agreement	n/a	4,033,620	n/a	4,033,620
November 2023 Sales Agreement	0	n/a	1,951,620	n/a
August 2024 Sales Agreement	8,048,449	n/a	8,048,449	n/a
Total shares sold pursuant to at-the-market equity offering programs	8,048,449	4,033,620	10,000,069	28,313,870

Net proceeds received from shares sold under such sales agreement:
2022 Sales Agreement	n/a	n/a	n/a	$338,962
May 2023 Sales Agreement	n/a	0	n/a	333,494
August 2023 Sales Agreement	n/a	147,218	n/a	147,218
November 2023 Sales Agreement	0	n/a	137,152	n/a
August 2024 Sales Agreement	1,105,141	n/a	1,105,141	n/a
Total net proceeds received from shares sold pursuant to at-the-market equity offering programs	$1,105,141	$147,218	$1,242,293	$819,674

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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Software Business	Corporate & Other	Total Consolidated	Software Business	Corporate & Other	Total Consolidated
Total revenues	$116,071		$116,071	$129,462		$129,462
Total cost of revenues	34,349		34,349	26,661		26,661
Gross profit	$81,722		$81,722	$102,801		$102,801
Total operating expenses	100,182	414,122	514,304	93,725	34,323	128,048
(Loss) income from operations	$(18,460)	$(414,122)	$(432,582)	$9,076	$(34,323)	$(25,247)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Software Business	Corporate & Other	Total Consolidated	Software Business	Corporate & Other	Total Consolidated
Total revenues	$342,759		$342,759	$371,777		$371,777
Total cost of revenues	95,299		95,299	81,723		81,723
Gross profit	$247,460		$247,460	$290,054		$290,054
Total operating expenses	295,541	788,477	1,084,018	283,733	78,583	362,316
(Loss) income from operations	$(48,081)	$(788,477)	$(836,558)	$6,321	$(78,583)	$(72,262)

The following table presents total revenues, gross profit, (loss) income from operations, and long-lived assets (in thousands) according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net. The Corporate & Other category disclosed above is included within the U.S. region.

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Three months ended September 30, 2024
Total revenues	$63,958	$38,952	$13,161	$116,071
Gross profit	$42,306	$30,874	$8,542	$81,722
(Loss) income from operations	$(441,144)	$15,062	$(6,500)	$(432,582)
Three months ended September 30, 2023
Total revenues	$71,788	$40,222	$17,452	$129,462
Gross profit	$56,723	$32,574	$13,504	$102,801
(Loss) income from operations	$(41,534)	$18,461	$(2,174)	$(25,247)
Nine months ended September 30, 2024
Total revenues	$192,115	$114,273	$36,371	$342,759
Gross profit	$132,949	$90,964	$23,547	$247,460
(Loss) income from operations	$(862,349)	$44,602	$(18,811)	$(836,558)
Nine months ended September 30, 2023
Total revenues	$212,892	$115,351	$43,534	$371,777
Gross profit	$167,692	$91,080	$31,282	$290,054
(Loss) income from operations	$(107,029)	$47,864	$(13,097)	$(72,262)
As of September 30, 2024
Long-lived assets	$72,241	$4,102	$6,482	$82,825
As of December 31, 2023
Long-lived assets	$75,004	$3,937	$7,343	$86,284

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three months ended September 30, 2024, Germany accounted for 10% or more of total consolidated revenues. For the three months ended September 30, 2023 and the nine months ended September 30, 2024 and 2023, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2024 and 2023, no individual customer accounted for 10% or more of total consolidated revenues.

As of September 30, 2024 and December 31, 2023, no individual foreign country accounted for 10% or more of total consolidated assets.

(12) Related Party Transactions

Saylor Indemnification Agreements

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

Allocation Agreements

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

(13) Subsequent Events

Digital asset impairment

The Company has incurred at least $18.9 million in digital asset impairment losses during the fourth quarter of 2024 on bitcoin held as of September 30, 2024.

See Note 3, Digital Assets, to the Consolidated Financial Statements for further detail on accounting for digital assets.

At-the-market equity offering

On October 30, 2024, the Company filed a prospectus for a new at-the-market equity offering program pursuant to which the Company may sell class A common stock having an aggregate offering price of up to $21 billion from time to time, through TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Maxim Group LLC, Mizuho Securities USA LLC, and SG Americas Securities, LLC, as agents (the “October 2024 Sales Agents”) under a sales agreement dated October 30, 2024 (the “October 2024 Sales Agreement”).

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

10-for-1 stock split

On August 7, 2024, we completed a 10-for-1 stock split of our class A and class B common stock. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, for further information. As a result of the stock split, all applicable share and per share information presented within this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been retroactively adjusted to reflect the stock split for all periods presented.

Business Overview

MicroStrategy® is the world's first and largest Bitcoin Treasury Company. We are a publicly traded company that has adopted Bitcoin as our primary treasury reserve asset. By using proceeds from equity and debt financings, as well as cash flows from our operations, we strategically accumulate Bitcoin and advocate for its role as digital capital. Our treasury strategy is designed to provide investors varying degrees of economic exposure to Bitcoin by offering a range of securities, including equity and fixed income instruments.

In addition, we provide industry-leading AI-powered enterprise analytics software, advancing our vision of Intelligence Everywhere. We leverage our development capabilities to explore innovation in Bitcoin applications, integrating analytics expertise with our commitment to digital asset growth. We believe our combination of operational excellence, strategic Bitcoin reserve, and focus on technological innovation positions us as a leader in both the digital asset and enterprise analytics sectors, offering a unique opportunity for long-term value creation.

Bitcoin Strategy

Our bitcoin strategy generally involves from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin and (ii) acquiring bitcoin with our liquid assets that exceed working capital requirements. We intend to fund further bitcoin acquisitions primarily through issuances of common stock and a variety of fixed-income instruments, including debt, convertible notes and preferred stock.

We view our bitcoin holdings as long-term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional bitcoin. This overall strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our bitcoin holdings, and (iii) consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

Additionally, we periodically engage in advocacy and educational activities regarding the continued acceptance and value of Bitcoin as an open, secure protocol for an internet-native digital capital asset, and we leverage our software development capabilities to explore innovation in Bitcoin applications.

Under our Treasury Reserve Policy, our treasury reserve assets consist of:

•
cash and cash equivalents and short-term investments (“Cash Assets”) held by us that exceed working capital requirements; and
•
bitcoin held by us, with bitcoin serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.

During 2023 and 2024, we used proceeds from various capital raising transactions to purchase bitcoin. As of September 30, 2024, we held an aggregate of approximately 252,220 bitcoins.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, sales, and digital asset impairment losses within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2022		$3,993,190	$(2,153,162)	$1,840,028	132,500	$30,137
Digital asset purchases	(a)	179,275		179,275	7,500	23,903
Digital asset impairment losses			(18,911)	(18,911)
Balance at March 31, 2023		$4,172,465	$(2,172,073)	$2,000,392	140,000	$29,803
Digital asset purchases	(b)	347,003		347,003	12,333	28,136
Digital asset impairment losses			(24,143)	(24,143)
Balance at June 30, 2023		$4,519,468	$(2,196,216)	$2,323,252	152,333	$29,668
Digital asset purchases	(c)	161,681		161,681	5,912	27,348
Digital asset impairment losses			(33,559)	(33,559)
Balance at September 30, 2023		$4,681,149	$(2,229,775)	$2,451,374	158,245	$29,582
Digital asset purchases	(d)	1,214,340		1,214,340	30,905	39,293
Digital asset impairment losses			(39,238)	(39,238)
Balance at December 31, 2023		$5,895,489	$(2,269,013)	$3,626,476	189,150	$31,168
Digital asset purchases	(e)	1,639,309		1,639,309	25,128	65,238
Digital asset impairment losses			(191,633)	(191,633)
Balance at March 31, 2024		$7,534,798	$(2,460,646)	$5,074,152	214,278	$35,164
Digital asset purchases	(f)	793,828		793,828	12,053	65,861
Digital asset impairment losses			(180,090)	(180,090)
Balance at June 30, 2024		$8,328,626	$(2,640,736)	$5,687,890	226,331	$36,798
Digital asset purchases	(g)	1,575,073		1,575,073	25,889	60,839
Digital asset impairment losses			(412,084)	(412,084)
Balance at September 30, 2024		$9,903,699	$(3,052,820)	$6,850,879	252,220	$39,266

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
(g)
In the third quarter of 2024, we purchased bitcoin using $1.105 billion of the net proceeds from our sale of class A common stock under our at-the-market offering program, $458.2 million of the net proceeds from our issuance of the 2028 Convertible Notes, and Excess Cash.

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

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2022	132,500	$15,460.00	$2,048,450	$21,478.80	$2,845,941	$16,556.32	$2,193,712
March 31, 2023	140,000	$16,490.00	$2,308,600	$29,190.04	$4,086,606	$28,468.44	$3,985,582
June 30, 2023	152,333	$24,750.00	$3,770,242	$31,443.67	$4,789,909	$30,361.51	$4,625,060
September 30, 2023	158,245	$24,900.00	$3,940,301	$31,862.21	$5,042,035	$27,030.47	$4,277,437
December 31, 2023	189,150	$26,521.32	$5,016,508	$45,000.00	$8,511,750	$42,531.41	$8,044,816
March 31, 2024	214,278	$38,501.00	$8,249,917	$73,835.57	$15,821,338	$71,028.14	$15,219,768
June 30, 2024	226,331	$56,500.00	$12,787,702	$72,777.00	$16,471,691	$61,926.69	$14,015,930
September 30, 2024	252,220	$49,050.01	$12,371,394	$70,000.00	$17,655,400	$63,462.97	$16,006,630
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

Our digital asset impairment losses have significantly contributed to our operating expenses. During the three months ended September 30, 2024, digital asset impairment losses of $412.1 million represented 80.1% of our operating expenses, compared to digital asset impairment losses of $33.6 million, representing 26.2% of our operating expenses, during the three months ended September 30, 2023. During the nine months ended September 30, 2024, digital asset impairment losses of $783.8 million represented 72.3% of our operating expenses, compared to digital asset impairment losses of $76.6 million, representing 21.1% of our operating expenses, during the nine months ended September 30, 2023.

As of October 30, 2024, we held approximately 252,220 bitcoins that were acquired at an aggregate purchase price of $9.904 billion and an average purchase price of approximately $39,266 per bitcoin, inclusive of fees and expenses. As of October 30, 2024, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $71,812.70.

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

As we continue to transition our business strategy and product offerings to a cloud-native model, we are enhancing our go-to-market and sales strategies with the goal of focusing on acquiring new customers, driving revenue growth, increasing margins, and streamlining our operations. As part of this transition, we have taken and will continue to take measures, including headcount optimization, to reorganize and increase efficiency across our business functions.

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Product licenses	$11,087	$24,045	$33,311	$56,979
Subscription services	27,800	20,974	74,846	59,662
Total product licenses and subscription services	38,887	45,019	108,157	116,641
Product support	61,015	66,860	185,440	198,422
Other services	16,169	17,583	49,162	56,714
Total revenues	116,071	129,462	342,759	371,777
Cost of revenues
Product licenses	769	342	2,130	1,320
Subscription services	11,454	8,028	29,618	23,100
Total product licenses and subscription services	12,223	8,370	31,748	24,420
Product support	8,572	5,531	25,312	17,115
Other services	13,554	12,760	38,239	40,188
Total cost of revenues	34,349	26,661	95,299	81,723
Gross profit	81,722	102,801	247,460	290,054
Operating expenses
Sales and marketing	35,414	35,606	103,116	109,372
Research and development	33,301	29,660	92,795	90,372
General and administrative	33,505	29,223	104,300	85,959
Digital asset impairment losses	412,084	33,559	783,807	76,613
Total operating expenses	514,304	128,048	1,084,018	362,316
Loss from operations	$(432,582)	$(25,247)	$(836,558)	$(72,262)

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

Employees

As of September 30, 2024, we had a total of 1,637 employees, of whom 478 were based in the United States and 1,159 were based internationally. The following table summarizes employee headcount as of the dates indicated:

	September 30,	December 31,	September 30,
	2024	2023	2023
Subscription services	97	100	105
Product support	168	154	161
Consulting	305	399	411
Education	10	13	12
Sales and marketing	316	390	398
Research and development	529	642	645
General and administrative	212	236	252
Total headcount	1,637	1,934	1,984

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of subscription services revenues	$98	$101	$287	$254
Cost of product support revenues	966	565	2,951	1,597
Cost of consulting revenues	468	535	1,349	1,423
Cost of education revenues	37	28	99	72
Sales and marketing	3,153	3,221	11,719	12,532
Research and development	3,542	3,269	10,659	9,426
General and administrative	11,113	9,087	30,725	24,551
Total share-based compensation expense	$19,377	$16,806	$57,789	$49,855

The $2.6 million increase in share-based compensation expense during the three months ended September 30, 2024, as compared to the same period in the prior year, was primarily due to the grant of additional awards under the Stock Incentive Plans, partially offset by the forfeiture of certain stock awards and certain awards that became fully vested. The $7.9 million increase in share-based compensation expense during the nine months ended September 30, 2024, as compared to the same period in the prior year, was primarily due to the grant of additional awards under the Stock Incentive Plans and the revaluation and exercise of certain liability-classified stock-based awards, partially offset by the forfeiture of certain stock awards and certain awards that became fully vested. As of September 30, 2024, we estimated that an aggregate of approximately $133.1 million of additional share-based compensation expense associated with the Stock Incentive Plans and the 2021 ESPP will be recognized over a remaining weighted average period of 2.4 years.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2024	2023	Change	2024	2023	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$3,109	$10,338	-69.9%	$12,920	$29,404	-56.1%
International	7,978	13,707	-41.8%	20,391	27,575	-26.1%
Total product licenses revenues	11,087	24,045	-53.9%	33,311	56,979	-41.5%
Subscription Services
Domestic	17,579	13,515	30.1%	47,087	38,718	21.6%
International	10,221	7,459	37.0%	27,759	20,944	32.5%
Total subscription services revenues	27,800	20,974	32.5%	74,846	59,662	25.5%
Total product licenses and subscription services revenues	$38,887	$45,019	-13.6%	$108,157	$116,641	-7.3%

Product licenses revenues. Product licenses revenues decreased $13.0 million and $23.7 million for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, primarily due to an overall decrease in the volume and average size of deals. Our product licenses revenues may continue to experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Subscription services revenues. Subscription services revenues are derived from our MCE cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased $6.8 million and $15.2 million for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2024	2023	Change	2024	2023	Change
Product Support Revenues:
Domestic	$35,891	$39,510	-9.2%	$110,348	$119,064	-7.3%
International	25,124	27,350	-8.1%	75,092	79,358	-5.4%
Total product support revenues	$61,015	$66,860	-8.7%	$185,440	$198,422	-6.5%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $5.8 million and $13.0 million for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services offerings. Our product support revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2024	2023	Change	2024	2023	Change
Other Services Revenues:
Consulting
Domestic	$7,105	$8,392	-15.3%	$21,424	$26,639	-19.6%
International	8,384	8,284	1.2%	25,484	27,354	-6.8%
Total consulting revenues	15,489	16,676	-7.1%	46,908	53,993	-13.1%
Education	680	907	-25.0%	2,254	2,721	-17.2%
Total other services revenues	$16,169	$17,583	-8.0%	$49,162	$56,714	-13.3%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $1.2 million and $7.1 million for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, primarily due to a decrease in demand for domestic consulting services.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues did not materially change for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2024	2023	Change	2024	2023	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$769	$342	124.9%	$2,130	$1,320	61.4%
Subscription services	11,454	8,028	42.7%	29,618	23,100	28.2%
Total product licenses and subscription services	12,223	8,370	46.0%	31,748	24,420	30.0%
Product support	8,572	5,531	55.0%	25,312	17,115	47.9%
Other services:
Consulting	13,005	12,134	7.2%	36,546	38,326	-4.6%
Education	549	626	-12.3%	1,693	1,862	-9.1%
Total other services	13,554	12,760	6.2%	38,239	40,188	-4.8%
Total cost of revenues	$34,349	$26,661	28.8%	$95,299	$81,723	16.6%

Cost of product licenses revenues. Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change for the three months ended September 30, 2024, as compared to the same period in the prior year. Cost of product licenses revenues increased $0.8 million for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to the amortization of the prepaid patent license received as part of the settlement agreement with Daedalus, as described in Note 6, Commitments and Contingencies, to the Consolidated Financial Statements.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs (including cloud hosting infrastructure costs), and personnel and related overhead costs. Cost of subscription services revenues increased $3.4 million for the three months ended September 30, 2024, as compared to the same period in the prior year, primarily due to a $2.9 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers. Cost of subscription services revenues increased $6.5 million for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to a $6.2 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers.

Cost of product support revenues. Cost of product support revenues consists of personnel and related overhead costs. Cost of product support revenues increased $3.0 million for the three months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $1.1 million increase in severance costs due to headcount reductions, (ii) a $0.7 million increase in salaries and personnel costs, (iii) a $0.5 million increase in variable compensation, and (iv) a $0.4 million net increase in share-based compensation expense. Other than the increase in severance costs, these changes were primarily attributable to an increase in average staffing levels from the internal transfer of certain employees to product support functions, partially offset by the discontinuance of our Enterprise Support program in the current year, which previously resulted in compensation costs for certain consulting personnel being allocated to cost of product support revenues. Cost of product support revenues increased $8.2 million for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $2.3 million increase in salaries and personnel costs, (ii) a $2.2 million increase in variable compensation, (iii) a $1.4 million net increase in share-based compensation expense, (iv) a $1.1 million increase in severance costs due to headcount reductions, and (v) a $0.6 million increase in facility and other related support costs. Other than the increase in severance costs, these changes were primarily attributable to an increase in average staffing levels from the internal transfer of certain employees to product support functions, partially offset by the discontinuance of our Enterprise Support program in the current year.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $0.9 million for the three months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $1.1 million increase in severance costs due to headcount reductions, partially offset by (ii) a $0.2 million decrease in salaries and personnel costs attributable to a decrease in average staffing levels, substantially offset by the discontinuance of our Enterprise Support program (pursuant to which costs associated with certain consulting personnel had been recognized in cost of product support revenues) in the current year. Cost of consulting revenues decreased $1.8 million for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $1.8 million decrease in variable compensation and (ii) a $0.9 million decrease in salaries and personnel costs attributable to a decrease in average staffing levels, partially offset by the discontinuance of our Enterprise Support program (pursuant to which costs associated with certain consulting personnel had been recognized in cost of product support revenues) in the current year, and (iii) a $0.4 million decrease in facility and other related support costs, partially offset by (iv) a $0.8 million increase in subcontractor costs, and (v) a $0.7 million increase in severance costs due to headcount reductions.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues did not materially change for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2024	2023	Change	2024	2023	Change
Sales and marketing expenses	$35,414	$35,606	-0.5%	$103,116	$109,372	-5.7%

Sales and marketing expenses did not materially change for the three months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $2.1 million decrease in variable compensation primarily attributable to an increase in net capitalized commissions, partially offset by an increase in commissions earned, (ii) a $0.8 million decrease in employee salaries primarily attributable to a decrease in average staffing levels (including from the internal transfer of certain employees to product support functions), partially offset by wage increases, (iii) a $0.2 million decrease in non-income taxes, (iv) a $0.2 million decrease in recruiting costs, (v) a $0.2 million decrease in facility and other related support costs, and (vi) a $0.1 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards and the internal transfer of certain employees to product support functions, substantially offset by the grant of additional awards under the Stock Incentive Plans, substantially offset by (vii) a $2.8 million increase in severance costs due to headcount reductions, and (viii) a $0.8 million increase in marketing costs.

Sales and marketing expenses decreased $6.3 million for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $6.7 million decrease in variable compensation primarily attributable to an increase in net capitalized commissions, partially offset by an increase in commissions earned, (ii) a $4.4 million decrease in employee salaries primarily attributable to a decrease in average staffing levels (including from the internal transfer of certain employees to product support functions), partially offset by wage increases, (iii) a $1.0 million decrease in facility and other related support costs, (iv) a $0.8 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards and the internal transfer of certain employees to product support functions, partially offset by the grant of additional awards under the Stock Incentive Plans and the fair value remeasurement of certain liability-classified awards upon exercise or at the end of the reporting period, (v) a $0.6 million decrease in cloud hosting infrastructure costs, and (vi) a $0.5 million decrease in recruiting costs, partially offset by (vii) a $2.6 million increase in severance costs due to headcount reductions, (viii) a $2.5 million increase in marketing costs, and (ix) a $2.4 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2024	2023	Change	2024	2023	Change
Research and development expenses	$33,301	$29,660	12.3%	$92,795	$90,372	2.7%

Research and development expenses increased $3.6 million for the three months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $5.1 million increase in severance costs due to headcount reductions, and (ii) a $0.3 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by the forfeiture of certain awards, partially offset by (iii) a $0.8 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, and (iv) a $0.7 million decrease in variable compensation.

Research and development expenses increased $2.4 million for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $5.1 million increase in severance costs due to headcount reductions, (ii) a $1.4 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans and (iii) a $1.3 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by the forfeiture of certain awards, partially offset by (iv) a $3.5 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (v) a $0.8 million decrease in variable compensation, (vi) a $0.6 million decrease in cloud hosting infrastructure costs, and (vii) a $0.5 million decrease in facility and other related support costs.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2024	2023	Change	2024	2023	Change
General and administrative expenses	$33,505	$29,223	14.7%	$104,300	$85,959	21.3%

General and administrative expenses increased $4.3 million for the three months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $2.0 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by certain awards that became fully vested, (ii) a $1.6 million increase in legal, consulting, and other advisory costs, (iii) a $1.0 million increase in custodial fees incurred on our bitcoin holdings, and (iv) a $0.6 million increase in severance costs due to headcount reductions, partially offset by (v) a $0.7 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases.

General and administrative expenses increased $18.3 million for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $7.6 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans, (ii) a $6.1 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by certain awards that became fully vested and the forfeiture of certain awards, (iii) a $5.5 million increase in legal, consulting, and other advisory costs, (iv) a $2.5 million increase in custodial fees incurred on our bitcoin holdings, (v) a $0.9 million increase in severance costs due to headcount reductions, and (vi) a $0.6 million increase in costs related to the maintenance and operations of our corporate aircraft, partially offset by (vii) a $2.3 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (viii) a $1.2 million loss recorded in the prior year with respect to the Brazilian matters noted in Note 6, Commitments and Contingencies, to the Consolidated Financial Statements, (ix) a $0.7 million decrease in business insurance costs, and (x) a $0.5 million decrease in variable compensation.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2024	2023	Change	2024	2023	Change
Digital asset impairment losses	$412,084	$33,559	1127.9%	$783,807	$76,613	923.1%

We did not sell any of our digital assets during the nine months ended September 30, 2024 or 2023. We may continue to incur significant digital asset impairment losses in the future. For example, we have incurred at least $18.9 million in digital asset impairment losses during the fourth quarter of 2024 on bitcoin we held as of September 30, 2024.

Interest Expense, Net

Interest expense, net, primarily relates to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. The following table sets forth interest expense, net (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense, net:
2025 Convertible Notes	$38	$1,980	$3,865	$5,935
2027 Convertible Notes	1,012	1,008	3,033	3,021
2028 Convertible Notes	320	0	320	0
2030 Convertible Notes	2,224	0	5,013	0
2031 Convertible Notes	1,929	0	4,133	0
2032 Convertible Notes	5,159	0	5,904	0
2028 Secured Notes	7,738	8,072	23,915	24,193
2025 Secured Term Loan	0	0	0	3,812
Other interest (income) expense, net	(291)	(54)	(707)	70
Total interest expense, net	$18,129	$11,006	$45,476	$37,031

Interest expense, net, increased $7.1 million and $8.4 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year, primarily as a result of (i) interest incurred related to the 2032 Convertible Notes (which were issued in June 2024), (ii) interest incurred related to the 2030 Convertible Notes and 2031 Convertible Notes (which were each issued in March 2024), (iii) interest incurred related to the 2028 Convertible Notes (which were issued in September 2024), partially offset by (iv) the repayment of the 2025 Secured Term Loan in March 2023 (for the comparison of the nine months ended September 30, 2024 and 2023), (v) the 2025 Convertible Notes having been converted or redeemed in their entirety by July 15, 2024, and (vi) the 2028 Secured Notes having been redeemed in their entirety on September 26, 2024.

Interest expense for the fourth quarter of 2024 is expected to increase compared to the same period in 2023 as a result of the issuances of our 2028 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, partially offset by the 2028 Secured Notes having been redeemed in their entirety on September 26, 2024 and the 2025 Convertible Notes having been converted or redeemed in their entirety by July 15, 2024. Refer to Note 5, Long-term Debt, to the Consolidated Financial Statements for further information.

(Loss) Gain on Debt Extinguishment

For the three and nine months ended September 30, 2024, the $22.9 million loss on debt extinguishment resulted from the redemption of the 2028 Secured Notes. For the nine months ended September 30, 2023, the $44.7 million gain on debt extinguishment resulted from the repayment of the 2025 Secured Term Loan. Refer to Note 5, Long-term Debt, to the Consolidated Financial Statements for further information.

Other (Expense) Income, Net

For the three and nine months ended September 30, 2024, other expense, net, of $5.0 million and $2.6 million, respectively, were comprised primarily of foreign currency transaction net losses. For the three and nine months ended September 30, 2023, other income, net, of $2.4 million and $0.7 million, respectively, were comprised primarily of foreign currency transaction net gains.

Income Taxes

We recorded a benefit from income taxes of $411.8 million on a pretax loss of $907.6 million that resulted in an effective tax rate of 45.4% for the nine months ended September 30, 2024, as compared to a benefit from income taxes of $403.9 million on a pretax loss of $63.9 million that resulted in an effective tax rate of 632.2% for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, our benefit from income taxes primarily related to (i) a tax benefit from an increase in our deferred tax asset related to the impairment on our bitcoin holdings and (ii) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units). During the nine months ended September 30, 2023, our benefit from income taxes primarily related to the release of a portion of the valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the increase in market value of bitcoin as of September 30, 2023 compared to December 31, 2022.

As of September 30, 2024, we had a valuation allowance of $1.4 million primarily related to our deferred tax assets related to foreign tax credits in certain jurisdictions. The largest deferred tax asset relates to the impairment on our bitcoin holdings. During 2023, the value of bitcoin increased substantially which allowed us to release the valuation allowance recorded against the deferred tax asset for impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. If the market value of bitcoin declines or we are unable to regain profitability in future periods, we may be required to increase the valuation allowance against our deferred tax assets, which could result in a charge that would materially adversely affect net income (loss) in the period in which the charge is incurred. We routinely consider actions necessary to preserve or utilize tax attributes. We will continue to regularly assess the realizability of deferred tax assets.

Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings and losses, material discrete tax items, or a combination of these factors resulting from transactions or events.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and all subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. Our adoption of Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) will require us to recognize a cumulative-effect adjustment to the opening balance of our retained earnings as of January 1, 2025 and to recognize unrealized gains or losses from changes in the fair value of digital assets in future reporting periods as income or losses. Unless the proposed regulations with respect to CAMT are revised to provide relief, for purposes of calculating the adjusted financial statement income, the cumulative-effect adjustment to the opening balance of our retained earnings as of January 1, 2025 would be ratably allocated over a 4-year period from 2025 through 2028. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that our adjusted financial statement income must include the ratable portion of the cumulative-effect adjustment to the opening balance of our retained earnings as of January 1, 2025, in addition to any unrealized gains or losses reported in the applicable tax year. As a result, we could become subject to CAMT in the tax years beginning in 2026. As the taxes to which we are subject will depend in significant part on the future price of bitcoin and the size of our bitcoin holdings, we are not able to estimate the impact of CAMT on our future income tax expense. See “Risk Factors—Risks Related to Our Business in General—We may have exposure to greater than anticipated tax liabilities, including the potential taxation of unrealized gains on our bitcoin holdings.”

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2024	2023	2023
Current:
Deferred product licenses revenue	$409	$3,579	$2,814
Deferred subscription services revenue	74,164	65,512	45,737
Deferred product support revenue	106,866	152,012	126,087
Deferred other services revenue	2,963	7,059	4,529
Total current deferred revenue and advance payments	$184,402	$228,162	$179,167
Non-current:
Deferred product licenses revenue	$0	$0	$9
Deferred subscription services revenue	3,373	3,097	2,845
Deferred product support revenue	2,635	4,984	4,304
Deferred other services revenue	336	443	480
Total non-current deferred revenue and advance payments	$6,344	$8,524	$7,638
Total current and non-current:
Deferred product licenses revenue	$409	$3,579	$2,823
Deferred subscription services revenue	77,537	68,609	48,582
Deferred product support revenue	109,501	156,996	130,391
Deferred other services revenue	3,299	7,502	5,009
Total current and non-current deferred revenue and advance payments	$190,746	$236,686	$186,805

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below. Total deferred revenue and advance payments decreased $45.9 million as of September 30, 2024, as compared to December 31, 2023, primarily due to (i) a decrease in deferred product support revenue due to the timing of product support renewals and an increase in conversions from on-premises to subscription services contracts and (ii) decreases in deferred other services revenue and deferred product licenses revenues, partially offset by (iii) an increase in deferred revenue from subscription services contracts. Total deferred revenue and advance payments increased $3.9 million as of September 30, 2024, as compared to September 30, 2023, primarily due to (i) an increase in deferred revenue from subscription services contracts, partially offset by (ii) a decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of September 30, 2024, we had an aggregate transaction price of $380.5 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. We expect to recognize approximately $237.1 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. Under our Treasury Reserve Policy and bitcoin acquisition strategy, we use a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets. On August 1, 2024, we filed a prospectus for a new at-the-market equity offering program pursuant to which we may sell class A common stock having an aggregate offering price of up to $2.0 billion from time to time. As of September 30, 2024, approximately $891.3 million of our class A common stock remained available for issuance and sale pursuant to the August 2024 Sales Agreement. On October 30, 2024, we filed a prospectus for a new at-the-market equity offering program pursuant to which we may sell class A common stock having an aggregate offering price of up to $21 billion from time to time. For additional information, see “—At-the-Market Equity Offerings” below.

As of September 30, 2024 and December 31, 2023, the amount of cash and cash equivalents held by our U.S. entities was $15.6 million and $10.5 million, respectively, and by our non-U.S. entities was $30.7 million and $36.3 million, respectively. We earn a significant amount of our revenues outside the United States. We repatriated foreign earnings and profits of $6.5 million and $10.0 million during the nine months ended September 30, 2024 and 2023.

Our material contractual obligations and cash requirements consist of:

•
principal and interest payments related to our long-term debt, which includes:
o
principal due upon maturity of our long-term debt instruments in the aggregate of $4.272 billion;
o
$3.2 million in coupon interest due each semi-annual period for the 2028 Convertible Notes;
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

The above items are explained in further detail in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in the Notes to the Consolidated Financial Statements included therein. Other than (i) our issuances of the 2030 Convertible Notes, 2031 Convertible Notes, 2032 Convertible Notes, and 2028 Convertible Notes, (ii) the conversions and redemption of the 2025 Convertible Notes, and (iii) the redemption of the 2028 Secured Notes, all of which are described more fully below and in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report, there have been no changes to our material contractual obligations and cash requirements since December 31, 2023.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt. We also have long-term cash requirements for obligations related to our operating leases, the Transition Tax, and our various purchase agreements. As of September 30, 2024, we do not expect cash and cash equivalents generated by our enterprise analytics software business to be sufficient to satisfy these obligations. As a result, we would seek to satisfy these obligations through various options that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include the issuance and sale of shares of our class A common stock, borrowings collateralized by bitcoin, or the sale of our bitcoin. Furthermore, if the conditional conversion features of the Convertible Notes are triggered, we may elect to settle the conversions of Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

In addition, while the 2028 Convertible Notes, the 2030 Convertible Notes, the 2031 Convertible Notes, and the 2032 Convertible Notes have maturity dates of September 15, 2028, March 15, 2030, March 15, 2031, and June 15, 2032, respectively, the holders of these Convertible Notes each have the right to require us to repurchase for cash all or any portion of these Convertible Notes on September 15, 2027, in the case of the 2028 Convertible Notes, September 15, 2028, in the case of the 2030 Convertible Notes and the 2031 Convertible Notes, or June 15, 2029, in the case of the 2032 Convertible Notes, at a repurchase price in each case equal to 100% of the principal amount of the applicable Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.

As of September 30, 2024, we held approximately 252,220 bitcoins, all of which are unencumbered. We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended September 30,		%
	2024	2023	Change
Net cash (used in) provided by operating activities	$(35,708)	$11,528	409.8%
Net cash used in investing activities	$(4,010,904)	$(690,550)	480.8%
Net cash provided by financing activities	$4,046,067	$676,025	498.5%

Net cash (used in) provided by operating activities. The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. Non-cash items to further reconcile net (loss) income to net cash (used in) provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, credit losses and sales allowances, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, digital asset impairment losses, amortization of the issuance costs on our long-term debt, and gain and losses on extinguishment of debt.

Net cash used in operating activities increased $47.2 million for the nine months ended September 30, 2024, as compared to the same period in the prior year, due to a $835.8 million decrease in net income and a $6.5 million decrease from changes in operating assets and liabilities, which was partially offset by a $795.1 million increase in non-cash items (principally related to changes in digital asset impairment losses and gains and losses from the extinguishments of certain debt instruments). In particular, our cash from operations has been negatively impacted by our continued transition of customers to subscription services offerings, which have resulted in (i) reduced cash collections due to invoicing over multiple years, (ii) increased commissions to our sales team to incentivize cloud migrations, and (iii) increased investments in our cloud infrastructure to support increased usage. We have also incurred additional employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans, legal and consulting fees, marketing costs, and bitcoin custodial fees as we continue to pursue our dual software and bitcoin strategies. Increases in severance costs from headcount reductions were substantially offset by decreases in salary expenses as a result of the reduced headcount. Our interest payments in 2024 have increased compared to the prior year primarily due to the issuances of the 2030 Convertible Notes and 2031 Convertible Notes and the early extinguishment of the 2028 Secured Notes, partially offset by the extinguishment of the Secured Term Loan in 2023. Our cash from operations was favorably impacted in the current year by a significant reduction in income tax payments, net of refunds.

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets and expenditures on property and equipment. Net cash used in investing activities increased $3.320 billion for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to a $3.320 billion increase in purchases of bitcoins. During the nine months ended September 30, 2024, we purchased $4.008 billion of bitcoin using net proceeds from the issuances of our 2030 Convertible Notes, 2031 Convertible Notes, 2032 Convertible Notes, and 2028 Convertible Notes, net proceeds from the sale of class A common stock under our at-the-market equity offering program, and Excess Cash, while during the nine months ended September 30, 2023, we purchased $688.0 million of bitcoin using net proceeds from the sale of class A common stock under our at-the-market equity offering program and Excess Cash.

Net cash provided by financing activities. The changes in cash provided by and used in financing activities primarily relate to the issuance and subsequent repayment of long-term debt, the sale of class A common stock under our at-the-market equity offering program, the exercise or vesting of certain awards under the Stock Incentive Plans, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities increased $3.370 billion for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to (i) a $3.160 billion increase in long-term debt proceeds, net of issuance costs, during the nine months ended September 30, 2024 as compared to the same period in the prior year, (ii) a $422.6 million increase in net proceeds from our sale of class A common stock under our at-the-market equity offering programs, (iii) the $160.0 million repayment of the 2025 Secured Term Loan and related third-party extinguishment costs during the nine months ended September 30, 2023, which was repaid using proceeds from our sale of class A common stock offered under our at-the-market equity offering program, and (iv) a $143.3 million increase in proceeds from the exercise of stock options under the Stock Incentive Plans in the nine months ended September 30, 2024, as compared to the same period in the prior year, partially offset by (v) the $515.3 million repayment of the 2028 Secured Notes and related third-party extinguishment costs during nine months ended September 30, 2024, which was repaid using proceeds from the issuance of the 2028 Convertible Notes.

Long-term Debt

The terms of each of the long-term debt instruments are discussed more fully in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes; in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes; in March 2024, we issued $800.0 million aggregate principal amount of the 2030 Convertible Notes and $603.8 million aggregate principal amount of the 2031 Convertible Notes; in June 2024, we issued $800.0 million aggregate principal amount of the 2032 Convertible Notes; and in September 2024 we issued $1.010 billion aggregate principal amount of the 2028 Convertible Notes. We principally used the net proceeds from the issuances of the Convertible Notes to acquire bitcoin, and we used a portion of the net proceeds from the 2028 Convertible Notes to redeem the 2028 Secured Notes, as discussed further below. During the nine months ended September 30, 2024 and 2023, we paid $7.6 million and $2.4 million, respectively, in interest to holders of the Convertible Notes. During the period from April 1, 2024 to July 15, 2024, we issued 16,323,050 shares of class A common stock and paid a nominal amount of cash in lieu of fractional shares in connection with conversions of $649.7 million aggregate principal amount of 2025 Convertible Notes and on July 15, 2024 redeemed $0.3 million aggregate principal amount of 2025 Convertible Notes, constituting all of the 2025 Convertible Notes then outstanding, at an aggregate redemption price of $0.3 million, equal to 100% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued and unpaid interest, to but excluding such date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. During the nine months ended September 30, 2024 and 2023, we paid $23.9 million and $15.3 million, respectively, in interest to holders of the 2028 Secured Notes. On September 26, 2024, we redeemed all of the outstanding 2028 Secured Notes at an aggregate redemption price of approximately $523.9 million and all collateral securing the 2028 Secured Notes was released.

In March 2022, MacroStrategy, our wholly-owned subsidiary, entered into a Credit and Security Agreement with Silvergate Bank, pursuant to which Silvergate Bank issued the $205.0 million 2025 Secured Term Loan to MacroStrategy. We principally used net proceeds from the 2025 Secured Term Loan to acquire bitcoin. On March 24, 2023, MacroStrategy voluntarily prepaid Silvergate approximately $161.0 million (the “Payoff Amount”), in full repayment, satisfaction, and discharge of the 2025 Secured Term Loan, and all collateral securing the 2025 Secured Term Loan, including the bitcoin that was serving as collateral, was released. During the first quarter of 2023, we made a final $5.1 million interest payment to Silvergate, $1.1 million of which was included in the Payoff Amount.

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. During each of the nine months ended September 30, 2024 and 2023, we paid $0.8 million in principal and interest to the lender.

Other than as discussed above, during the nine months ended September 30, 2024 and 2023, we did not repurchase or prepay any of our outstanding debt. We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also prepay our outstanding indebtedness. The amounts involved in any such repurchase or prepayment may be material. We may effect debt repurchases or prepayments of certain debt using proceeds from the sale of our class A common stock pursuant to the August 2024 Sales Agreement (under which $891.3 million is available for sale as of the date hereof), as described in the Use of Proceeds section of the related prospectus.

At-the-Market Equity Offerings

From time to time, we have entered into sales agreements with agents pursuant to which we could issue and sell shares of our class A common stock through at-the-market equity offering programs. See Note 10, At-the-Market Equity Offerings, to the Consolidated Financial Statements for additional information regarding sales of our class A common stock pursuant to each of the sales agreements that were active during the nine months ended September 30, 2024 and the year ended December 31, 2023.

On July 31, 2024, we terminated the November 2023 Sales Agreement. On August 1, 2024, we filed a prospectus for a new at-the-market equity offering program pursuant to which we may sell class A common stock having an aggregate offering price of up to $2.0 billion from time to time, through TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Maxim Group LLC and SG Americas Securities, LLC, as agents (the “August 2024 Sales Agents”) under a sales agreement dated August 1, 2024 (the “August 2024 Sales Agreement”).

On October 30, 2024, we filed a prospectus for a new at-the-market equity offering program pursuant to which we may sell class A common stock having an aggregate offering price of up to $21 billion from time to time, through TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Maxim Group LLC, Mizuho Securities USA LLC, and SG Americas Securities, LLC, as agents (the “October 2024 Sales Agents”) under a sales agreement dated October 30, 2024 (the “October 2024 Sales Agreement”).

The following table sets forth total shares sold and total net proceeds received (net of sales commissions and expenses) from shares sold under our at-the-market equity offering programs for the periods indicated (in thousands, except number of shares).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total shares sold pursuant to at-the-market equity offering programs	8,048,449	4,033,620	10,000,069	28,313,870
Total net proceeds received from shares sold pursuant to at-the-market equity offering programs	$1,105,141	$147,218	$1,242,293	$819,674

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(432,582)	$(25,247)	$(836,558)	$(72,262)
Share-based compensation expense	19,377	16,806	57,789	49,855
Non-GAAP loss from operations	$(413,205)	$(8,441)	$(778,769)	$(22,407)

Non-GAAP net (loss) income and non-GAAP diluted (loss) earnings per share

Non-GAAP net (loss) income and non-GAAP diluted (loss) earnings per share each exclude the impact of (i) share-based compensation expense, (ii) interest expense arising from the amortization of debt issuance costs on our long-term debt, (iii) gains and losses on extinguishment of debt, and (iv) related income taxes. We believe non-GAAP net (loss) income and non-GAAP diluted (loss) earnings per share offer management and investors insight as they exclude significant non-cash expenses, gains and losses on debt extinguishment, and their related income tax effects. The following are reconciliations of our non-GAAP net (loss) income and non-GAAP diluted (loss) earnings per share to net (loss) income and diluted (loss) earnings per share, respectively, their most directly comparable GAAP measures (in thousands, except per share data), for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Reconciliation of non-GAAP net (loss) income:
Net (loss) income	$(340,174)	$(143,441)	$(495,851)	$339,995
Share-based compensation expense	19,377	16,806	57,789	49,855
Interest expense arising from amortization of debt issuance costs	3,832	2,199	10,231	6,599
Loss (gain) on debt extinguishment	22,933	0	22,933	(44,686)
Income tax effects (1)	(13,764)	(3,230)	(180,964)	2,538
Non-GAAP net (loss) income	$(307,796)	$(127,666)	$(585,862)	$354,301

Reconciliation of non-GAAP diluted (loss) earnings per share (2):
Diluted (loss) earnings per share	$(1.72)	$(1.01)	$(2.71)	$2.39
Share-based compensation expense (per diluted share)	0.10	0.12	0.32	0.34
Interest expense arising from amortization of debt issuance costs (per diluted share) (3)	0.02	0.02	0.06	0.01
Loss (gain) on debt extinguishment (per diluted share)	0.12	0.00	0.13	(0.31)
Income tax effects (per diluted share) (3)	(0.08)	(0.03)	(1.01)	0.03
Non-GAAP diluted (loss) earnings per share	$(1.56)	$(0.90)	$(3.21)	$2.46
(1)
Income tax effects reflect the net tax effects of share-based compensation, which includes tax benefits and expenses on exercises of stock options and vesting of share-settled restricted stock units, interest expense for amortization of debt issuance costs, and gains and losses on debt extinguishment.
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

	Three Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2024	2024	2024	2023	2024	2024
Product licenses revenues	$11,087	$(163)	$11,250	$24,045	-53.9%	-53.2%
Subscription services revenues	27,800	109	27,691	20,974	32.5%	32.0%
Product support revenues	61,015	147	60,868	66,860	-8.7%	-9.0%
Other services revenues	16,169	76	16,093	17,583	-8.0%	-8.5%
Cost of product support revenues	8,572	40	8,532	5,531	55.0%	54.3%
Cost of other services revenues	13,554	125	13,429	12,760	6.2%	5.2%
Sales and marketing expenses	35,414	102	35,312	35,606	-0.5%	-0.8%
Research and development expenses	33,301	194	33,107	29,660	12.3%	11.6%
General and administrative expenses	33,505	51	33,454	29,223	14.7%	14.5%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$24,045	$368	$23,677	$22,286	7.9%	6.2%
Subscription services revenues	20,974	410	20,564	16,414	27.8%	25.3%
Product support revenues	66,860	1,530	65,330	66,010	1.3%	-1.0%
Other services revenues	17,583	446	17,137	20,650	-14.9%	-17.0%
Cost of product support revenues	5,531	73	5,458	5,224	5.9%	4.5%
Cost of other services revenues	12,760	543	12,217	13,360	-4.5%	-8.6%
Sales and marketing expenses	35,606	643	34,963	35,409	0.6%	-1.3%
Research and development expenses	29,660	(197)	29,857	30,498	-2.7%	-2.1%
General and administrative expenses	29,223	209	29,014	27,283	7.1%	6.3%

	Nine Months Ended
	September 30,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2024	2024	2024	2023	2024	2024
Product licenses revenues	$33,311	$(265)	$33,576	$56,979	-41.5%	-41.1%
Subscription services revenues	74,846	70	74,776	59,662	25.5%	25.3%
Product support revenues	185,440	27	185,413	198,422	-6.5%	-6.6%
Other services revenues	49,162	(12)	49,174	56,714	-13.3%	-13.3%
Cost of product support revenues	25,312	48	25,264	17,115	47.9%	47.6%
Cost of other services revenues	38,239	326	37,913	40,188	-4.8%	-5.7%
Sales and marketing expenses	103,116	(57)	103,173	109,372	-5.7%	-5.7%
Research and development expenses	92,795	(230)	93,025	90,372	2.7%	2.9%
General and administrative expenses	104,300	128	104,172	85,959	21.3%	21.2%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$56,979	$(127)	$57,106	$58,928	-3.3%	-3.1%
Subscription services revenues	59,662	(7)	59,669	43,276	37.9%	37.9%
Product support revenues	198,422	377	198,045	199,682	-0.6%	-0.8%
Other services revenues	56,714	(202)	56,916	64,824	-12.5%	-12.2%
Cost of product support revenues	17,115	(43)	17,158	15,542	10.1%	10.4%
Cost of other services revenues	40,188	165	40,023	42,107	-4.6%	-4.9%
Sales and marketing expenses	109,372	26	109,346	105,511	3.7%	3.6%
Research and development expenses	90,372	(1,284)	91,656	95,811	-5.7%	-4.3%
General and administrative expenses	85,959	13	85,946	82,491	4.2%	4.2%
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

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of September 30, 2024, we held approximately 252,220 bitcoins. The carrying value of our bitcoins as of September 30, 2024 was $6.851 billion, which reflects cumulative impairments of $3.053 billion, on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from a low of $38,501.00 to a high of $73,835.57 during the nine months ended September 30, 2024, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the nine months ended September 30, 2024, we incurred an impairment loss of $783.8 million on our bitcoin.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 44.9% and 44.5% of our total revenues for the three months ended September 30, 2024 and 2023, respectively, and 44.0% and 42.7% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of September 30, 2024 and December 31, 2023, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 4.5% and 5.4%, respectively. If average exchange rates during the nine months ended September 30, 2024 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2024 would have decreased by 3.9%. During the nine months ended September 30, 2024, our revenues were not significantly impacted by changes in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

On August 7, 2024, we completed a 10-for-1 stock split of our class A and class B common stock. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, for further information. As a result of the stock split, all applicable share and per share information presented within this Part II. Other Information has been retroactively adjusted to reflect the stock split for all periods presented.

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

We may not be able to regain profitability in future periods

We generated a net loss for the nine months ended September 30, 2024, primarily due to digital asset impairment losses, and we may not be able to regain profitability in future periods. If our revenues are not sufficient to offset our operating expenses, we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, or we incur additional significant impairment losses related to our digital assets, we may incur operating losses in future periods, our profitability may decrease, or we may cease to be profitable. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2024, we had $1.173 billion of deferred tax assets, which reflects a $1.4 million valuation allowance. The largest deferred tax asset relates to the impairment on our bitcoin holdings. Changes to the valuation allowance against the deferred tax asset are largely dependent on the change in the market value of bitcoin from the previous reporting date. If the market value of bitcoin at a future reporting date is less than the average cost basis of our bitcoin holdings at such reporting date, we may be required to establish a valuation allowance against our U.S. deferred tax assets. Additionally, if we are unable to regain profitability in the future, we may also be required to increase the valuation allowance against the remaining deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

We may have exposure to greater than anticipated tax liabilities, including the potential taxation of unrealized gains on our bitcoin holdings

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

After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. Unless an exemption by statute or regulation applies, the IRA imposes (i) a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations, and (ii) a 15% corporate alternative minimum tax on a corporation with respect to an initial tax year and all subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. As a result of the enactment of the IRA and our adoption of ASU 2023-08 on January 1, 2025, unless the proposed regulations with respect to CAMT are revised to provide relief, we could become subject to the corporate alternative minimum tax in the tax years 2026 and beyond if, for example, we have significant unrealized gains on our bitcoin holdings above our carrying value as of January 1, 2025 or we experience significant unrealized gains on our bitcoin holdings in future periods that we are required to recognize as income for purposes of the corporate alternative minimum tax. If we become subject to these new taxes under the IRA for these or any other reasons, it could materially affect our financial results, including our earnings and cash flow, and our financial condition. Further, other existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied in manner that negatively impacts us. For example, the Biden administration has proposed various U.S. federal tax law changes, which if enacted could have an adverse impact on our business, cash flows, financial condition or results of operations.

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

Risks Related to Our Bitcoin Acquisition Strategy and Holdings

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $35,000 per bitcoin and above $70,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Quarterly Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

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

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure in-scope crypto assets (including our bitcoin holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our class A common stock. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of our historical financial statements, our future results will not be comparable to results from periods prior to our adoption of the guidance.

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
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of bitcoins associated with significant hacks, seizures, or forfeitures, such as the transfers of bitcoin to (a) creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024, (b) to claimants following proceedings related to a 2016 hack of Bitfinex, or (c) the German government following the seizure of about 50,000 bitcoin in January from the operator of Movie2k.to; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products (“ETPs”);
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
•
On November 21, 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States. Binance also acknowledged that it willfully operated an unlicensed money-transmitting business, pleaded guilty to criminal charges of not having adequate anti-money laundering protocols in place and committed violations of the International Emergency Economic Powers Act, and its then chief executive officer pleaded guilty to failing to maintain an effective anti-money laundering program and resigned as chief executive officer of Binance. This settlement does not include any settlement of the SEC’s complaint against Binance referenced above.
•
On October 10, 2024, the SEC filed a complaint against Cumberland DRW LLC, alleging violations of Section 15(a) of the Exchange Act (related to regulation of “brokers” and “dealers”), including references to Cumberland’s activities regarding bitcoin.
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

As of September 30, 2024, we carried $6.851 billion of digital assets on our balance sheet, consisting of approximately 252,220 bitcoins and reflecting $3.053 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $46.3 million in cash and cash equivalents, compared to a carrying value of $2.451 billion of digital assets, consisting of approximately 158,245 bitcoins, and $45.0 million in cash and cash equivalents at September 30, 2023. Digital asset impairment losses of $783.8 million incurred during the nine months ended September 30, 2024 represented 72.3% of our operating expenses and contributed to our net loss of $495.9 million for the nine months ended September 30, 2024, compared to $76.6 million in digital asset impairment losses incurred during the nine months ended September 30, 2023 which represented 21.1% of our operating expenses and were included in our net income of $340.0 million for the nine months ended September 30, 2023.

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

Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our class A common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our class A common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of Class A common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily NAV. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our class A common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures exchange-traded funds (“ETFs”), leveraged bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our class A common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

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

Although our bitcoin holdings do not currently serve as collateral securing any of our outstanding indebtedness as of September 30, 2024, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or corporate assets, the FTX collapse may have increased regulatory focus on the digital assets industry. For example, the SEC has recently proposed a number of rules with implications for digital assets. Notably, on April 14, 2023, the SEC reopened the comment period (which is now closed) for its proposal to significantly expand the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. If adopted in its proposed form, the proposed rule would have a sweeping impact on digital asset trading venues and other digital asset industry participants. U.S. and foreign regulators have also increased, and are highly likely to continue to increase, enforcement activity, and are likely to adopt new regulatory requirements in response to FTX’s collapse. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

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

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. As the price of our class A common stock is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our class A common stock.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin acquisition strategy

As of October 30, 2024, we held approximately 252,220 bitcoins that were acquired at an aggregate purchase price of $9.904 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. The price of bitcoin experienced a significant decline in 2022, and this had, and any future significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business

As a result of our bitcoin acquisition strategy, the majority of our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of September 30, 2024, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of September 30, 2024, two of the six largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

As of September 30, 2024, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

Risks Related to Our Enterprise Analytics Software Business Strategy

We depend on revenue from a single software platform and related services as well as revenue from our installed customer base

Our revenue is derived from sales of our analytics software platform and related services. Although demand for analytics software has remained strong, the market for analytics offerings continues to evolve. Resistance from consumer and privacy groups to commercial collection, use, and sharing of personal data has grown in recent years and our customers, potential customers, or the general public may perceive that use of our analytics software could violate individual privacy rights. In addition, increasing government restrictions on the collection, use, and transfer of personal data could impair the further growth of the market for analytics software, especially in foreign markets. Because we depend on revenue from a single software platform and related services, our business could be harmed by a decline in demand for, or in the adoption or prices of, our platform and related services as a result of, among other factors, any change in our pricing or packaging model, increased competition, maturation in the markets for our platform, or other risks described in this Quarterly Report. In addition, if the price of bitcoin were to decline significantly, or our indebtedness levels were to increase significantly, so as to create concern about our ability to repay our indebtedness when it becomes due, our existing or prospective customers could form negative perceptions regarding our corporate risk profile or our financial viability as a commercial counterparty, and such negative perceptions could negatively impact sales of our analytics software platform and related services. Such risks can also be exacerbated due to adverse developments in the digital assets industry, such as high profile bankruptcies or regulatory enforcement actions involving industry participants. We also depend on our installed customer base for a substantial portion of our revenue. If our existing customers cancel or fail to renew their service contracts or fail to make additional purchases from us for any reason, including due to the risks inherent in our bitcoin acquisition strategy, our revenue could decrease and our operating results could be materially adversely affected.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners, such as system integrators, consulting firms, resellers, solution providers, managed service providers, OEMs, and technology companies, to license and support our offerings. For the nine months ended September 30, 2024, transactions by channel partners for which we recognized revenue accounted for 42.2% of our total product licenses revenues, and our ability to achieve revenue growth in the future will depend in part on our ability to maintain these relationships. Our channel partners may offer customers the products and services of several different companies, including competing offerings, and we cannot be certain that they will prioritize or devote adequate resources to selling our offerings. If we are unable to maintain our relationships with our channel partners, or if we experience a reduction in sales by our channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $190.7 million as of September 30, 2024. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $189.7 million of other remaining performance obligations as of September 30, 2024, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 44.9% and 44.5% of our total revenues for the three months ended September 30, 2024 and 2023, respectively, and 44.0% and 42.7% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively. Our international operations require significant management attention and financial resources and expose us to additional risks, including:

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of Michael J. Saylor, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. There has historically been significant competition for qualified employees in the technology industry, and such competition may be further amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. We may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future, particularly at times when we undergo significant headcount reductions. Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman. If we were unable to attract, train, assimilate, and retain the highly skilled personnel we need, or we were to lose the services of Mr. Saylor, our business, operating results, and financial condition could be materially adversely affected. These risks may be exacerbated if a shareholder or a group of affiliated shareholders (other than or not including Mr. Saylor) were to exercise majority voting control of MicroStrategy.

Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, localization, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations, contractual obligations, or applicable privacy policies, could materially adversely affect our business

Aspects of our business involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies, contractual obligations, and U.S. and foreign laws, regulations, and directives relating to privacy and data protection. We store a substantial amount of customer and employee data, including personal data, on our networks and other systems and the cloud environments we manage. In addition, the types of data subject to protection as personal data in the European Union, China, the United

States, and elsewhere have been expanding. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, biometric, genetic, financial services, and children’s data, precise location data, and data regarding a person’s race or ethnic origins, political opinions, or religious beliefs. For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which can provide for civil and criminal penalties for noncompliance. Entities (such as us) that engage in creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are subject to enforcement under HIPAA. Our access to protected health information may trigger obligations to comply with certain privacy rules and data security requirements under HIPAA.

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

Risks Related to Our Class A Common Stock

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $12.36 as of August 10, 2020, the last trading day before our announcement, to $247.31 as of October 30, 2024. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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

Because of the rights of our two classes of common stock and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of October 21, 2024, there are 19,640,250 shares of class B common stock outstanding, which accounts for approximately 51.8% of the total voting power of our outstanding common stock. As of October 21, 2024, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 19,616,680 shares of class B common stock, or 51.7% of the total voting power. Accordingly, Mr. Saylor can control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments or other convertible securities could depress the price of our class A common stock

We may issue and sell additional shares of class A common stock, convertible notes, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, since January 1, 2024, we have issued and sold (i) $1.246 billion of shares of class A common stock through at-the-market equity offering programs, (ii) $800.0 million aggregate principal amount of 2030 Convertible Notes, (iii) $603.8 million aggregate principal amount of 2031

Convertible Notes, (iv) $800.0 million in aggregate principal amount of 2032 Convertible Notes, and (v) $1.010 billion in aggregate principal amount of 2028 Convertible Notes. Additionally, we may issue and sell class A common stock having an aggregate offering price of up to $891.3 million from time to time under the August 2024 Sales Agreement and up to $21 billion from time to time under the October 2024 Sales Agreement. We cannot predict:

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

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin acquisition strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of September 30, 2024, we had $4.274 billion aggregate indebtedness, consisting of $1.050 billion aggregate principal amount of 2027 Convertible Notes, $1.010 billion in aggregate principal amount of 2028 Convertible Notes, $800.0 million aggregate principal amount of 2030 Convertible Notes, $603.8 million aggregate principal amount of 2031 Convertible Notes, $800.0 million aggregate principal amount of 2032 Convertible Notes, and $9.9 million of other long-term indebtedness. We refer herein to the 2027 Convertible Notes, 2028 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, collectively, as the “Convertible Notes.” As of September 30, 2024, our annual interest expense relating to our Convertible Notes was $34.6 million.

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

Upon the occurrence of an event of default under any of MicroStrategy’s indebtedness, the holders of the defaulted indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. Any of these events could in turn result in cross-defaults under our other indebtedness. We may not have sufficient funds available to pay the amounts due upon any such default, particularly in the event that there has been a decrease in the market value of our bitcoin holdings, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all. Any financing that we may undertake under such circumstances could result in substantial dilution of our existing stockholders, and in the absence of being able to obtain such financing, we could be forced into bankruptcy or liquidation.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes for cash upon a fundamental change or to repurchase the 2028 Convertible Notes on September 15, 2027, the 2030 Convertible Notes or the 2031 Convertible Notes on September 15, 2028, or the 2032 Convertible Notes on June 15, 2029, and any future debt may contain, limitations on our ability to engage in cash-settled conversions or repurchases of Convertible Notes

In connection with any conversion of the Convertible Notes, unless we elect (or have previously irrevocably elected) to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, any future debt may contain limitations on our ability to (i) pay cash upon conversion or redemption of the Convertible Notes, which may require us to elect to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), or (ii) sell certain bitcoin to generate cash that can be used to make such cash payments. Upon a fundamental change as defined in the indentures governing the Convertible Notes, the holders of such notes will have the right to require us to offer to purchase all of the applicable notes then outstanding at a price equal to 100% of the principal amount of the Convertible Notes, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the repurchase date. Moreover, the exercise by holders of the Convertible Notes of their right to require us to repurchase such Convertible Notes could cause a default under future debt agreements, even if the change of control or fundamental change itself does not, due to the financial effect of such repurchase on us. In order to obtain sufficient funds to pay the purchase price of such notes, we expect that we would have to refinance the Convertible Notes or obtain a waiver from the applicable holders of Convertible Notes and we may not be able to refinance the Convertible Notes on reasonable terms, if at all. Absent a waiver from the applicable holders of Convertible Notes, our failure to offer to purchase all applicable Convertible Notes or to purchase all validly tendered Convertible Notes would be an event of default under the indentures governing the Convertible Notes. In addition, holders of (i) the 2028 Convertible Notes have the right to require us to repurchase all or a portion of their notes on September 15, 2027, (ii) the 2030 Convertible Notes and the 2031 Convertible Notes have the right to require us to repurchase all or a portion of their notes on September 15, 2028, and (iii) the 2032 Convertible Notes have the right to require us to repurchase all or a portion of their notes on

June 15, 2029, in each case, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.

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

We rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the Convertible Notes and our other long-term indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We depend on dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the Convertible Notes, and our other long-term indebtedness, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the Convertible Notes, and our other long-term indebtedness. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

Despite our current level of indebtedness, we may incur substantially more indebtedness and enter into other transactions in the future which could further exacerbate the risks related to our indebtedness

Our bitcoin strategy includes acquiring bitcoin using proceeds from equity and debt financings and cash flows from operations. As such, despite our current level of indebtedness, we may incur substantially more indebtedness, and we may enter into other transactions in the future. Even if we were to enter into debt or other arrangements that contain restrictions on our ability to incur additional indebtedness, these restrictions may be subject to a number of qualifications and exceptions that would allow us to incur significant additional indebtedness. To the extent we incur additional indebtedness or other obligations, the risks described herein with respect to our indebtedness may increase significantly.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three months ended September 30, 2024, the Company settled $145.3 million in aggregate principal amount of the 2025 Convertible Notes as a result of certain holders electing to convert such notes by issuing class A common stock. 3,650,650 shares of class A common stock were issued in respect of such conversions during the three months ended September 30, 2024. The shares of class A common stock issued upon conversion of the 2025 Convertible Notes were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act.

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

4.1	Form of Certificate of Class A Common Stock of the registrant.

4.2

Indenture, dated as of February 19, 2021, by and between the registrant and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021 (File No. 000-24435)).

4.3

Form of 0% Convertible Senior Note due 2027 (included within Exhibit 4.2 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021 (File No. 000-24435)).

4.4

Indenture, dated as of March 8, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024 (File No. 000-24435)).

4.5

Form of 0.625% Convertible Senior Note due 2030 (included within Exhibit 4.8 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024 (File No. 000-24435)).

4.6

Indenture, dated as of March 18, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024 (File No. 000-24435)).

4.7

Form of 0.875% Convertible Senior Note due 2031 (included within Exhibit 4.10 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024 (File No. 000-24435)).

4.8

Indenture, dated as of June 17, 2024, by and between MicroStrategy Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

4.9

Form of 2.25% Convertible Senior Note due 2032 (included within Exhibit 4.12 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

4.10

Indenture, dated as of September 19, 2024, by and between MicroStrategy Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2024 (File No. 000-24435)).

4.11

Form of 0.625% Convertible Senior Note due 2028 (included within Exhibit 4.10 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2024 (File No. 000-24435)).

10.1

Sales Agreement, dated as of August 1, 2024, by and among MicroStrategy, TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Maxim Group LLC and SG Americas Securities, LLC (incorporated herein by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3ASR filed with the SEC on August 1, 2024 (File No. 333-281175)).

10.2

Sales Agreement, dated as of October 30, 2024, by and among MicroStrategy, TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Maxim Group LLC, Mizuho Securities USA LLC, and SG Americas Securities, LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2024 (File No. 000-24435)).

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

Date: October 31, 2024