Form 10-K
period 2024-12-31
MICROSTRATEGY Inc
filed 2025-02-18
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-42509

MICROSTRATEGY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	1850 Towers Crescent Plaza, Tysons Corner, VA 22182	51-0323571
(State of Incorporation)	(Address of Principal Executive Offices) (Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s Telephone Number, Including Area Code: (703) 848-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A common stock, par value $0.001 per share	MSTR	The Nasdaq Global Select Market
8.00% Series A Perpetual Strike Preferred Stock, par value $0.001 per share	STRK	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 28, 2024 on the Nasdaq Global Select Market) was approximately $23.499 billion.

As of February 4, 2025, the registrant had 237,711,607 and 19,640,250 shares of class A common stock and class B common stock outstanding, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2025 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	McLean, Virginia

MICROSTRATEGY INCORPORATED

The trademarks and registered trademarks of MicroStrategy Incorporated d/b/a Strategy and its subsidiaries referred to herein include, but are not limited to, Strategy, MicroStrategy, Strategy One, Strategy Auto, Intelligence Everywhere, HyperIntelligence, Strategy Consulting, Strategy Education, Strategy Cloud, Enterprise Semantic Graph, Strategy Services, Strategy Professional Services, Strategy Support, and Intelligent Enterprise. Third-party product and company names mentioned herein may be the trademarks of their respective owners.

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K (“Annual Report”) to “Strategy”, “MicroStrategy,” the “Company,” “we,” “us,” and “our” refer to MicroStrategy Incorporated d/b/a Strategy and its consolidated subsidiaries (unless the context otherwise indicates).

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

Risks Related to Our Business in General

•
Our quarterly operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our class A common stock and series A perpetual strike preferred stock, which we refer to collectively as our “listed securities”;
•
We may not be able to regain profitability in future periods;
•
A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations;
•
Unrealized fair value gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022;

Risks Related to Our Bitcoin Strategy and Holdings

•
Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin;
•
Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our listed securities;
•
Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty
•
Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings;
•
The availability of spot exchange-traded products (“ETPs”) for bitcoin and other digital assets may adversely affect the market price of our listed securities;
•
Our bitcoin strategy subjects us to enhanced regulatory oversight;
•
Bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes;
•
The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin strategy;
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
•
We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin;
•
Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our listed securities;
•
We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers;
•
Our bitcoin strategy exposes us to risk of non-performance by counterparties;

Risks Related to Our Enterprise Analytics Software Business Strategy

•
We derive revenue from a single software platform and related services as well as revenue from our installed customer base;
•
As our customers increasingly shift from a product license model to a cloud subscription model, we could face higher future rates of attrition, and such a shift could continue to affect the timing of revenue recognition or reduce product licenses and product support revenues;
•
Integration of artificial intelligence into our enterprise analytics product offerings and our use of artificial intelligence in our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business;

Risks Related to Our Technology and Intellectual Property

•
Third parties may claim we infringe their intellectual property rights;
•
Changes in third-party software or systems or the emergence of new industry standards could materially adversely affect the operation of and demand for our existing software;
•
The nature of our software makes it particularly susceptible to undetected errors, bugs, or security vulnerabilities, which could cause problems with how the software performs and, in turn, reduce demand for our software, reduce our revenue, and lead to litigation claims against us;

Risks Related to Our Operations

•
Business disruptions could materially adversely affect our operating results or result in a material weakness in our internal controls;
•
We face a variety of risks in doing business with U.S. and foreign federal, state, and local governments and government agencies, including risks related to the procurement process, budget constraints and cycles, termination of contracts, and compliance with government contracting requirements;
•
If we are unable to recruit or retain skilled personnel, or if we lose the services of Michael J. Saylor, our business, operating results, and financial condition could be materially adversely affected;
•
Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, localization, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations, contractual obligations, or applicable privacy policies, could materially adversely affect our business;
•
If we experience a disruption due to a cybersecurity attack or security breach and unauthorized parties obtain access to data, networks or other systems, we may incur significant legal and financial liabilities, and our business could be materially adversely affected;
•
Our having entered into an indemnification agreement with Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman, that supplements our conventional director and officer liability insurance provided by third-party insurance carriers could negatively affect our business and the market price of our listed securities;

Risks Related to Our Listed Securities Generally

•
The market price of our class A common stock has been and may continue to be volatile;
•
Because of the rights of our two classes of common stock and because Michael J. Saylor, who beneficially owns the majority of our class B common stock, controls a significant portion of our total voting power, Mr. Saylor has significant influence over matters that require approval of our stockholders and as a result could impede a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters;
•
Future sales of securities by us could depress the price of our listed securities;

Risks Relating to Our Series A Perpetual Strike Preferred Stock

•
Our series A perpetual strike preferred stock is senior to our class A common stock, junior to our existing and future indebtedness, structurally junior to the liabilities of our subsidiaries and subject to the rights and preferences of any other class or series of preferred stock then outstanding;
•
We may not have sufficient funds to pay dividends in cash on our series A perpetual strike preferred stock, or we may choose not to pay dividends on our series A perpetual strike preferred stock and regulatory and contractual restrictions may prevent us from declaring or paying dividends;
•
We may issue preferred stock in the future that ranks equally with or senior to our series A perpetual strike preferred stock with respect to dividends and liquidation rights, which may adversely affect the rights of holders of our series A perpetual strike preferred stock;
•
The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of perpetual strike preferred stock;

Risks Related to Our Outstanding and Potential Future Indebtedness

•
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities;
•
We may be unable to service our indebtedness, which could cause us to default on our debt obligations and could force us into bankruptcy or liquidation;
•
We may not have the ability to raise the funds necessary to settle conversions of our outstanding convertible notes in cash or to repurchase the convertible notes for cash upon a fundamental change, or to repurchase convertible notes if noteholders exercise their repurchase rights, and any future debt may contain limitations on our ability to engage in cash settled conversions or repurchases of convertible notes;
•
Despite our current level of indebtedness, we may incur substantially more indebtedness and enter into other transactions in the future which could further exacerbate the risks related to our indebtedness.

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

PART I

Item 1. Business

Overview

StrategyTM is the world's first and largest Bitcoin Treasury Company. We are a publicly traded company that has adopted Bitcoin as our primary treasury reserve asset. By using proceeds from equity and debt financings, as well as cash flows from our operations, we strategically accumulate Bitcoin and advocate for its role as digital capital. Our treasury strategy is designed to provide investors varying degrees of economic exposure to Bitcoin by offering a range of securities, including equity and fixed income instruments.

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

Bitcoin Strategy

We believe that bitcoin is an attractive asset because (i) it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy, (ii) due to its limited supply, bitcoin offers the potential to serve as a hedge against inflation in the long-term and, if its adoption increases, the opportunity for appreciation in value, and (iii) the Bitcoin network provides the infrastructure and opportunity for the development of financial and technological innovations.

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

In the first quarter of 2021, we adopted, in addition to and in conjunction with our Treasury Reserve Policy, a corporate strategy of acquiring and holding bitcoin, including with the proceeds of capital raising transactions.

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

Additionally, we periodically engage in advocacy and educational activities, such as our Bitcoin for Corporations sessions at our annual World conferences, regarding the continued acceptance and value of Bitcoin as an open, secure protocol for an internet-native digital capital asset, and we leverage our software development capabilities to explore innovation in Bitcoin applications.

Our Bitcoin Holdings

During 2024, we purchased a total of approximately 258,320 bitcoins at an aggregate purchase price of approximately $22.073 billion for an average purchase price of approximately $85,447 per bitcoin, inclusive of fees and expenses. During 2023, we purchased a total of approximately 56,650 bitcoins at an aggregate purchase price of approximately $1.902 billion for an average purchase price of approximately $33,580 per bitcoin, inclusive of fees and expenses. We did not sell any bitcoin during 2024 or 2023. During the period between January 1, 2025 and February 14, 2025, we purchased a total of approximately 31,270 bitcoins at an aggregate purchase price of approximately $3.165 billion for an average purchase price of approximately $101,225 per bitcoin, inclusive of fees and expenses. We did not sell any bitcoins during the period between January 1, 2025 and February 14, 2025. Refer to the “Our Bitcoin Strategy”

section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our bitcoin purchases, including the source of capital used to purchase bitcoin.

At December 31, 2024, we carried $23.909 billion of digital assets on our balance sheet, consisting of approximately 447,470 bitcoins and reflecting $4.059 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $38.1 million in cash and cash equivalents. At December 31, 2023, we carried $3.626 billion of digital assets on our balance sheet, consisting of approximately 189,150 bitcoins and reflecting $2.269 billion in cumulative impairment losses attributable to bitcoin trading price fluctuations, and held $46.8 million in cash and cash equivalents. On January 1, 2025, we adopted Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, with gains and losses from changes in the fair value of our bitcoin recognized in net income each reporting period. As a result of our adoption of ASU 2023-08, as of January 1, 2025, we are required to apply a cumulative-effect net increase to the opening balance of our retained earnings of $12.745 billion.

As of February 14, 2025, we held approximately 478,740 bitcoins that were acquired at an aggregate purchase price of $31.134 billion and an average purchase price of approximately $65,033 per bitcoin, inclusive of fees and expenses. As of February 14, 2025, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange (our principal market) was $97,236.98.

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

Creation of New Bitcoin and Limits on Supply

The Bitcoin protocol limits the total number of bitcoins that can be generated over time to 21 million. As of February 14, 2025, approximately 20.0 million bitcoins have been generated. New bitcoins are created and allocated by the Bitcoin protocol through a “mining” process that rewards users that validate transactions in the Bitcoin blockchain. Validated transactions are added in “blocks” approximately every 10 minutes. The mining process serves to validate transactions and secure the Bitcoin network. Mining is a competitive and costly operation that requires a large amount of computational power to solve complex mathematical algorithms. This expenditure of computing power is known as “proof of work.”

To incentivize miners to incur the costs of mining bitcoin, the Bitcoin protocol rewards miners that successfully validate a block of transactions with newly generated bitcoin. The current reward for miners that successfully validate a block of transactions is 3.125 bitcoin per mined block. The mining reward is reduced by half, which is referred to as a bitcoin halving, after every 210,000 blocks are mined. This has historically occurred approximately every four years. The most recent bitcoin halving occurred in April 2024, and the next bitcoin halving is expected to occur sometime in 2028.

Modifications to the Bitcoin Protocol

Bitcoin is an open-source network that has no central authority, so no one person can unilaterally make changes to the software that runs the network. However, there is a core group of developers that maintains the code for the Bitcoin protocol, and they can propose changes to the source code and release periodic updates and other changes. Unlike most software that has a central entity that can push updates to users, bitcoin is a peer-to-peer network in which individual network participants, called nodes, decide whether to upgrade the software and accept the new changes. As a practical matter, a modification becomes part of the Bitcoin protocol only if the proposed changes are accepted by participants collectively having more than 50% of the processing power, known as hash rate, on the network. If a certain percentage of the nodes reject the changes, then a “fork” takes place, and participants can choose the version of the software they want to run.

Forms of Attack Against the Bitcoin Network and Wallets

Blockchain technology has many built-in security features that make it difficult for hackers and other malicious actors to corrupt the protocol or blockchain. However, as with any computer network, the Bitcoin network may be subject to certain attacks. Some forms of attack include unauthorized access to wallets that hold bitcoin and direct attacks, like “51% attacks” or “denial-of-service attacks” on the Bitcoin network.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. Private keys used to access bitcoin balances are not widely distributed and are typically held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers. One form of obtaining unauthorized access to a wallet occurs following a phishing attack where the attacker deceives the victim and manipulates them into sharing their private keys for their digital wallet or other sensitive information. Other similar attacks may also result in the loss of private keys and the inability to access, and effective loss of, the corresponding bitcoin. See “Item 1A. Risk Factors – Risks Related to Our Bitcoin Strategy and Holdings – We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.”

A “51% attack” may occur when a group of miners attain more than 50% of the Bitcoin network’s mining power, thereby enabling them to control the Bitcoin network and protocol and manipulate the blockchain. A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The Bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can result in temporary delays in block creation and in the transfer of bitcoin. See “Item 1A. Risk Factors – Risks Related to Our Bitcoin Strategy and Holdings – Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.”

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

Investors and Traders. Bitcoin investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell bitcoin or bitcoin-based derivatives. On January 10, 2024, the Securities and Exchange Commission (“SEC”) issued an order approving several applications for the listing and trading of shares of spot bitcoin exchange-traded products (“ETPs”) on U.S. national securities exchanges. While the SEC had previously approved exchange-traded funds where the underlying assets were bitcoin futures contracts, this order represented the first time the SEC approved the listing and trading of ETPs that acquire, hold and sell bitcoin directly. ETPs can be bought and sold on a stock exchange like traditional stocks, and provide investors with another means of gaining economic exposure to bitcoin through traditional brokerage accounts.

Digital Asset Exchanges. Digital asset exchanges provide trading venues for purchases and sales of bitcoin in exchange for fiat or other digital assets. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on bitcoin trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for bitcoin also exist. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors. For a discussion of risks associated with digital asset exchanges, see “Item 1A. Risk Factors—Risks Related to Our Bitcoin Strategy and Holdings—Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.”

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

Other Digital Assets

As of the date of this Annual Report, bitcoin was the largest digital asset by market capitalization. However, numerous alternative digital assets exist, and many entities, including consortia and financial institutions, are actively researching and investing resources in blockchain platforms and digital assets that utilize consensus mechanisms other than proof-of-work mining, which is employed by the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of December 31, 2024, two of the eight largest digital assets by market capitalization were U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States and the European Union have discussed the potential creation of new CBDCs. For a discussion of risks relating to the emergence of other digital assets, see “Item 1A. Risk Factors – Risks Related to Our Bitcoin Strategy and Holdings—The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.”

Competition

Our bitcoin strategy generally involves from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin and (ii) acquiring bitcoin with our liquid assets that exceed working capital requirements. When we engage in such capital raising transactions, we compete for capital with, among others, ETPs, bitcoin miners, digital assets exchanges, other digital assets service providers, other companies that hold bitcoin or other digital assets as treasury reserve assets, private funds that invest in bitcoin and other digital assets, and similar vehicles. An increase in the competition for sources of capital could adversely affect the availability and cost of financing for our bitcoin purchases, and thereby could adversely affect the market price of our listed securities.

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

We carefully select the custodians that custody our bitcoin after undertaking a due diligence process. As part of our custodian selection process, we evaluate and select custodians that can demonstrate that they operate with strict security protocols, including multifactor authentication procedures designed to safekeep our bitcoin. In addition, our custodial services agreements generally specify that the private keys that control our bitcoin will be held in offline or “cold” storage, which is designed to mitigate risks that a system may be susceptible to when connected to the internet, including the risks associated with unauthorized network access and cyberattacks. We also negotiate liability provisions in our custodial contracts, pursuant to which our custodians are held liable for their failure to safekeep our bitcoin. In addition to our custodial arrangements, we also utilize affiliates of our bitcoin custodians to execute bitcoin acquisition and disposition transactions on our behalf. We leverage the due diligence we conduct in connection with our custodial arrangements when conducting due diligence of these trade execution service providers.

We also conduct due diligence reviews during the custodial relationship to monitor the safekeeping of our bitcoin. As part of our process, we obtain and review our custodians’ Services Organization Controls reports. We are also contractually entitled to review our custodians’ relevant internal controls through a variety of methods. We have in the past conducted, and expect to conduct in the future, supplemental due diligence when we believe it is warranted by market circumstances or otherwise. For example, in response to the collapse of FTX, in 2022 we obtained supporting documentation to verify certain factual information, including documentation and analysis regarding financial solvency, exposure to troubled exchanges, regulatory compliance, security protocols and our ownership of our bitcoin.

We negotiate specific contractual terms and conditions with our custodians that we believe will help establish, under existing law, that our property interest in the bitcoin held by our custodians is not subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings. All of our custodians are subject to regulatory regimes intended to protect customers in the event that a custodian enters bankruptcy, receivership or similar insolvency proceedings. Based on existing law and the terms and conditions of our contractual arrangements with our custodians, we believe that the bitcoin held on our behalf by our custodians would not be considered part of a custodian’s bankruptcy estate were one or more of our custodians to enter bankruptcy, receivership or similar insolvency proceedings. For a discussion of risks relating to the custody of our bitcoin, see “Item 1A. Risk Factors—Risks Related to Our Bitcoin Strategy and Holdings—Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin,” and “—Our bitcoin strategy exposes us to risk of non-performance by counterparties.”

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

Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization mitigates the risks of certain threats common to centralized computer networks, such as denial-of-service attacks, and reduces the dependency of the bitcoin network on any single system. The decentralization of user nodes and miners also mitigates the risk of a 51% attack, which would be very costly and difficult to execute with respect to bitcoin because the Bitcoin network is open source and widely distributed, and transactions on the blockchain require significant computing power to be validated. However, while the Bitcoin network as a whole is decentralized, the private keys used to access bitcoin balances are not widely distributed and are susceptible to phishing and other attacks designed to obtain sensitive information or gain access to password-protected systems. Loss of such private keys can result in an inability to access, and effective loss of, the corresponding bitcoin. Consequently, bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure and user error, among others. These risks, in turn, make bitcoin substantially more susceptible to theft, destruction, or loss of value from hackers, corruption, viruses and other technology-specific factors as compared to conventional fiat currency or other conventional financial assets. See “Item 1A. Risk Factors—Risks Related to Our Bitcoin Strategy and Holdings—If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.”

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

Depending on the regulatory characterization of bitcoin, the markets for bitcoin in general, and our activities in particular, our business and our bitcoin strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our bitcoin strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

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

In addition, since transactions in bitcoin provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of bitcoin and Bitcoin platforms, and there is the possibility that law enforcement agencies could close or blacklist bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals. Additionally, in January 2025, the Consumer Financial Protection Bureau announced that it is seeking public input on privacy protections and surveillance in digital payments, particularly those offered through large technology platforms

As noted above, activities involving bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On January 23, 2025, President Trump issued an executive order titled, Strengthening American Leadership in Digital Financial Technology. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in crypto regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

Enterprise Analytics Software Strategy

Strategy is a pioneer in AI-powered business intelligence (BI), and a global leader in enterprise analytics solutions. We provide software and services designed to turn complex, chaotic data environments into rich, reliable, and convenient information feeds for our customers. Our vision is to drive growth and competitive advantage for our customers by delivering Intelligence Everywhere™.

Our cloud-native flagship, Strategy One™, powers some of the largest analytics deployments in the world for customers spanning a wide range of industries, including retail, banking, technology, manufacturing, insurance, consulting, healthcare, telecommunications, and the public sector.

Integral to the Strategy One platform are Generative AI capabilities that are designed to automate and accelerate the deployment of AI-enabled applications across the enterprise. By making advanced analytics accessible through conversational AI, Strategy One provides non-technical users with timely, actionable insights for decision-making.

The Strategy One Platform

Strategy One combines the flexibility and scalability afforded by a modern, cloud application with the reliability and security of our robust data governance model. It empowers users by making rich analytics easily accessible and personalized, while enabling organizations to harness the value of their data wherever it is needed.

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
2.
Auto, the AI assistant. Our AI bot, Auto, simplifies and automates complex functions using a natural language interface, including SQL generation, dashboard creation, data discovery and advanced analytics like forecasting and key driver analysis. Auto is designed to make analytics accessible to non-technical users and extend data-driven decision making across the organization. With Auto, customers also can build their own fully customized bot for any application in a matter of minutes.
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
5.
Flexible deployment. Customers can choose to deploy our platform on premises, using their own cloud environment, or through our fully managed cloud environments for commercial or government use.
6.
Open and interoperable. Developers can leverage scripts, APIs, and 200+ connectors (local and cloud) to embed the platform or build predictive, machine learning-enhanced data models on top of a secure and trusted foundation.

FedRAMP Authorization

Strategy’s cloud solution for government is authorized to operate under the Federal Risk and Authorization Management Program (“FedRAMP”) guidelines, which certifies compliance with essential cloud security and data protection standards set by the U.S. Federal government. The solution offers always-on threat monitoring that meets the rigorous technical and regulatory needs of governments and financial institutions worldwide. Strategy’s government cloud solution achieved this designation through collaboration with the U.S. Department of Health and Human Services.

Strategy Professional Services™

Strategy Support

Our global network of Strategy-certified technical support experts help our customers achieve their system availability and usage goals through highly responsive troubleshooting and assistance. Standard support is included in every maintenance plan or subscription license. Premium support options are also available for extended coverage and enhanced service at each touchpoint.

Strategy Consulting

Many companies lack the internal expertise needed to design solutions for managing and optimizing their data stores. Strategy consultants deliver architecture and implementation services to help customers realize their desired results. With thousands of successful projects delivered to customers worldwide, our consultants apply industry best practices to define, develop, and deliver AI-powered analytics solutions for virtually any business intelligence need.

Strategy Education

To help organizations maximize the adoption and performance of their Strategy solutions, the Strategy education team offers free and paid learning options, available worldwide in multiple languages and a variety of formats—both in person and online, live and on-demand.

Sales and Marketing

Licensing Models

Strategy sells its software platform under two pricing models: (i) simple user-based subscriptions for cloud-based deployments, and (ii) legacy enterprise software licensing for on premise deployments. Subscriptions for cloud-based deployments typically are for 36 months and include standard support. Enterprise software license terms are often perpetual, but term licenses typically range from 12 to 36 months and include standard support and maintenance for the term of the license. Premium support services are available with either licensing model for added fees.

Dedicated Sales and Customer Success Teams

Strategy sells its offerings chiefly through a direct sales force, with sales offices throughout the world. We also support customers post-sale through a dedicated Customer Success team that manages the customer lifecycle, from onboarding and training through license renewal and expansion. This separation allows our Sales team to focus on new business development and acquisition, while our Customer Success team focuses on customer experience, satisfaction, and lifetime value.

Strategic Partnerships

Strategy has established strategic partnerships with a wide variety of third-party vendors, including cloud hosting providers (AWS, Microsoft, STACKIT, and Google), system integrators, consulting firms, value added resellers (VARs), managed service providers (MSPs), and independent software vendors (ISVs). These firms resell, support, or extend the Strategy platform for a variety of commercial purposes, and our agreements with them generally provide non-exclusive rights to our software, marketing materials, product training, and direct sales force for field-level assistance.

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

Marketing

Strategy’s marketing programs target the following principal audiences:

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

Competition

The analytics market is highly competitive and subject to rapidly changing technology and market conditions. For enterprise analytics, Strategy competes with global ISVs, such as IBM, Microsoft, Oracle, Salesforce, and SAP. Our ability to compete successfully depends on various factors within and outside of our control. Some of these factors include software quality, performance and reliability; the quality of our service and support teams; marketing and prospecting effectiveness; the ability to incorporate artificial intelligence and other technically advanced features; and our ability to differentiate our products. Failure to perform in these or other areas may reduce the demand for our offerings and materially adversely affect our revenue from both existing and prospective customers.

Government Regulation

Aspects of our business involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies, contractual obligations, and U.S. and foreign laws, regulations, and directives relating to privacy and data protection.

There are a broad variety of other data protection laws in the United States that are or may be applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. In the event of a security breach, we also may have obligations to notify our customers or other parties or individuals about this breach, and this can lead to significant costs and the risk of potential enforcement and/or litigation. There is also a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

There are similar laws in other countries, including the General Data Protection Regulation (“GDPR”) in the European Union which imposes requirements regarding the handling and security of personal data, requires disclosure of data breaches to individuals, customers, and data protection authorities in certain circumstances, requires companies to honor data subjects’ requests relating to their personal data, permits regulators to impose fines of up to €20,000,000 or 4% of global annual revenue, whichever is higher, and establishes a private right of action.

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

Employees

As of December 31, 2024, we had a total of 1,534 employees, of whom 453 were based in the United States and 1,081 were based internationally. None of our employees in the United States is represented by a labor union; however, employees of certain of our foreign subsidiaries are members of trade or local unions. For example, in France, our employees are represented by a works council as required by local law. We have not experienced any work stoppages and generally consider our relations with our employees to be good.

The following table summarizes employee headcount as of the dates indicated:

	December 31,	December 31,	December 31,
	2024	2023	2022
Subscription services	95	100	110
Product support	163	154	183
Consulting	275	399	447
Education	11	13	16
Sales and marketing	295	390	434
Research and development	498	642	688
General and administrative	197	236	274
Total headcount	1,534	1,934	2,152

We recognize and value the contribution of all our employees. Due to their dedication, hard work, loyalty, and commitment, we have had continued success as a company. Our philosophy is to create an agile, evolving environment that allows all of our employees to grow and thrive, with initiatives and platforms that reward and recognize employees for their hard work and commitment to delivering personal excellence and creativity at Strategy.

Our human capital management objectives are to attract, retain, and develop leading talent to deliver on our business strategies. To accomplish these objectives, we constantly strive to understand the drivers of talent attraction, retention, and sustainable engagement with our employees in each of the geographies in which we operate. As part of this process, we regularly benchmark the benefits we offer our employees against those offered within our industry generally and the local markets in which we operate. During 2024, we continued to offer our equity compensation programs worldwide to provide our employees with greater opportunities to share in any appreciation of our class A common stock. In addition, we pride ourselves on preparing a highly skilled workforce through technical boot camps, regular training workshops, and a variety of other learning experiences. Our initiative-driven teams work with a modern technology stack, and they meet and learn from some of the most experienced innovators in their field. Through these efforts we seek to create an environment in which our employees can flourish, respond quickly to client demand and enhance their connections with colleagues and towards the communities they are a part of globally.

Available Information

Our website is located at www.strategy.com. We make available free of charge, on or through the Investor Relations section of our website (www.strategy.com/investor-relations), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such reports with the SEC. Information found on our website is not part of this Annual Report or any other report filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file or furnish electronically with the SEC at www.sec.gov. We also maintain a dashboard on our website (www.strategy.com) as a disclosure channel for providing broad, non-exclusionary distribution of information regarding the Company to the public, including information regarding market prices of our outstanding securities, bitcoin purchases and holdings, certain KPI metrics and other supplemental information, and as one means of disclosing non-public information in compliance with our disclosure obligations under Regulation FD. Investors and others are encouraged to regularly review the information that we make public via the website dashboard.

Item 1A. Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impact us, our business, our bitcoin holdings, or our securities.

If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our class A common stock and our series A perpetual strike preferred stock, which we refer to collectively as our “listed securities,” could decline, and you may lose all or part of your investment.

On August 7, 2024, we completed a 10-for-1 stock split of our class A and class B common stock. See Note 2(a), Summary of Significant Accounting Policies – Basis of Presentation, to the Consolidated Financial Statements, for further information. As a result of the stock split, all applicable share and per share information presented within this Item 1A. Risk Factors has been retroactively adjusted to reflect the stock split for all periods presented.

Risks Related to Our Business in General

Our quarterly operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our listed securities

For many reasons, including those described below, our operating results, revenues, and expenses have varied in the past and may vary significantly in the future from quarter to quarter. These fluctuations could have an adverse effect on the market price of our listed securities.

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate, in part, as a result of:

•
fluctuations in the price of bitcoin, of which we have significant holdings and with respect to which we expect to continue to make significant future purchases, and potential fair value changes associated therewith;
•
any sales by us of our bitcoin at prices above or below their carrying value, which would result in our recording gains or losses upon sale of our bitcoin;
•
the incurrence of tax liabilities on future unrealized gains on our bitcoin or as result of the cumulative-effect net increase of $12.745 billion to the opening balance of our retained earnings as of January 1, 2025 in connection with the adoption of ASU 2023-08;
•
regulatory, commercial, and technical developments related to bitcoin or the Bitcoin blockchain, or digital assets more generally;
•
the incurrence of additional fixed interest charges or dividend obligations on preferred stock;
•
the impact of war, terrorism, infectious diseases (such as COVID-19), natural disasters and other global events, and government responses to such events, on the global economy and the market for and price of bitcoin;
•
significant changes to our software business, including significant changes in our software sales or operating expenses, or the timing of announcements of new offerings or research and development projects by us or our competitors;
•
our profitability and expectations for future profitability and their effect on our deferred tax balances and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made; and
•
increases or decreases in our unrecognized tax benefits.

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as interest expense on our debt, dividend obligations on our preferred stock, tax liabilities, office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected shortfall in our cash flow. Accordingly, we may be required to take actions to pay expenses, such as selling bitcoin or using proceeds from equity or debt financings, some of which could cause significant variation in operating results in any quarter.

Based on the above factors, we believe quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the market price of our listed securities may fall.

We may not be able to regain profitability in future periods

We generated a net loss for the fiscal year ended December 31, 2024, primarily due to $1.790 billion of digital asset impairment losses. We may not be able to regain profitability in future periods, particularly if we incur significant fair value losses related to our digital assets. As a result, our results of operations and financial condition may be materially adversely affected.

As of December 31, 2024, we had $1.525 billion of deferred tax assets. The largest deferred tax asset relates to the impairment on our bitcoin holdings, which was reversed upon our adoption of ASU 2023-08. If the market value of bitcoin at a future reporting date is less than the average cost basis of our bitcoin holdings at such reporting date, we may be required to establish a valuation allowance against our U.S. deferred tax assets. A significant increase in the valuation allowance could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations

As of December 31, 2024, our outstanding indebtedness was $7.274 billion, and our annual contractual interest expense was $35.1 million. Additionally, as of February 14, 2025, we had outstanding series A perpetual strike preferred stock with a liquidation preference of $730.0 million in the aggregate, with respect to which we are required to pay annual dividends of $58.4 million, which we can pay in cash or shares of our class A common stock. As part of our bitcoin strategy, we expect to incur or continue to incur additional indebtedness and other fixed charges. For the year ended December 31, 2024, our enterprise analytics software business did not generate positive cash flow from operations. If our enterprise analytics software business does not generate cash flow in future periods sufficient to satisfy our financial obligations, including our debt and cash dividend obligations, we intend to fund our obligations using cash flow generated by equity or debt financings. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the market value of our bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations, including our debt and cash dividend obligations. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis. As bitcoin constitutes the vast bulk of assets on our balance sheet, if we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell bitcoin to satisfy these obligations. Any such sale of bitcoin may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our bitcoin in amounts and at prices sufficient to satisfy our financial obligations, including our debt service and cash dividend obligations, could cause us to default under such obligations. Any default on our current or future indebtedness or preferred stock may have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” and “Risks Related to Our Series A Perpetual Strike Preferred Stock” for additional details about the risks which may impact us if we are unable to satisfy our debt service and cash dividend obligations.

Unrealized fair value gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT.

On January 1, 2025, we adopted ASU 2023-08. ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, with gains and losses from changes in the fair value of our bitcoin recognized in net income each reporting period. As a result of our adoption of ASU 2023-08, as of January 1, 2025, we are required to apply a cumulative-effect net increase to the opening balance of our retained earnings of $12.745 billion. For purposes of calculating the adjusted financial statement income, we will be required to ratably allocate from 2025 through 2028 this increase to our retained earnings. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations with respect to CAMT, when finalized, are revised to provide relief (or other interim relief is granted), we could become subject to the CAMT in the 2026 tax year and beyond. If we become subject to the CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

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

After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The U.S. also enacted the IRA in August 2022. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. Unless an exemption applies, the IRA imposes (i) a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations, and (ii) a 15% corporate alternative minimum tax on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. As discussed in greater detail under the risk factor heading “Risks Related to Our Business in General—Unrealized fair value gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022,” as a result of the enactment of the IRA and our adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations with respect to CAMT are, when finalized, revised to provide relief (or other interim relief is granted), we could become subject to the CAMT in the 2026 tax year and beyond. If we become subject to these new taxes under the IRA for these or any other reasons, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition. Further, other existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied in a manner that negatively impacts us.

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

Risks Related to Our Bitcoin Strategy and Holdings

Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin

Our bitcoin strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $105,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Annual Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

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

Our bitcoin holdings significantly impact our financial results and the market price of our listed securities. Our bitcoin holdings have significantly affected our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our listed securities. See “Risks Related to Our Bitcoin Strategy and

Holdings – Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

Our assets are concentrated in bitcoin. The vast majority of our assets are concentrated in our bitcoin holdings. The concentration of our assets in bitcoin limits our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets.

We purchase bitcoin using primarily proceeds from equity and debt financings. Our ability to achieve the objectives of our bitcoin strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our bitcoin strategy.

Our bitcoin strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold bitcoin. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. If bitcoin prices were to decrease or our bitcoin strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

We are subject to counterparty risks, including in particular risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin, or delaying or hindering our access to our bitcoin holdings, and this may ultimately result in the loss of the value related to some or all of such bitcoin, which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard is now effective, and we have applied a cumulative-effect net increase to the opening balance of retained earnings as of January 1, 2025 of $12.745 billion. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet. As described in greater detail under the risk factor heading “Risks Related to Our Business in General—Unrealized fair value gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022,” ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of January 1, 2025 and not permitting retrospective restatement of our historical financial statements, our future results will not be comparable to results from periods prior to our adoption of the guidance.

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

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our listed securities

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our listed securities. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, including during 2022), including as a result of:

•
decreased user and investor confidence in bitcoin, including due to the various factors described herein;
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of bitcoins associated with significant hacks, seizures, or forfeitures, such as the transfers of bitcoin to (a) creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024, (b) claimants following proceedings related to a 2016 hack of Bitfinex—which claims are currently being adjudicated, (c) the German government following the seizure of about 50,000 bitcoin in January 2024 from the operator of Movie2k.to, or (d) the Northern District Court of California granting the U.S. Department of Justice in January 2025 the right to liquidate 69,370 bitcoin seized from the Silk Road marketplace; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products (“ETPs”);
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
•
developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin;
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
•
further reductions in mining rewards of bitcoin, including due to block reward halving events, which are events that occur after a specific period of time (the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the Bitcoin network;
•
transaction congestion and fees associated with processing transactions on the Bitcoin network;
•
macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
•
developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
•
changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, within the past several years:

•
President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;
•
the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;
•
in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency;
•
in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;
•
in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets;”
•
in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and
•
in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of bitcoin, as well as our ability to hold or transact in bitcoin, and in turn adversely affect the market price of our listed securities.

Moreover, the risks of engaging in a bitcoin strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a store of value or means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by Federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institution to participate in markets for digital assets. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU 2023-08, which we adopted as of January 1, 2025.

We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market for bitcoin). Prior to our adoption of ASU 2023-08 on January 1, 2025, we performed an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicated that it was more likely than not that any of our bitcoin assets were impaired. In determining if an impairment had occurred, we considered the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. If the carrying value of a bitcoin exceeded that lowest price at any time during the quarter, an impairment loss was deemed to have occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of bitcoin did not affect the carrying value of our bitcoin. Gains (if any) were not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculated the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale. Due in part to the volatility of bitcoin, we incurred $4.059 billion of cumulative impairment on our bitcoin holdings through December 31, 2024, which losses were reflected in the financial statements for the respective periods in which the losses were incurred.

ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. We have applied a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2025 of $12.745 billion. ASU 2023-08 does not permit retrospective restatement of prior periods. Accordingly, we expect the adoption of ASU 2023-08 to significantly affect the carrying value of our bitcoin on our balance sheet.

As a result of our adoption of ASU 2023-08, we may incur greater losses during periods when we previously would have incurred smaller losses or no losses because we had already impaired the carrying value of our bitcoin to a low price observed during a prior period, and we may also incur gains during periods when the market value of bitcoin rises, as compared to periods prior to January 1, 2025, when we would not have incurred any gains under similar circumstances. Accordingly, due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to increase the volatility of our financial results. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of January 1, 2025 and not permitting retrospective restatement of prior periods, our future results will not be comparable to results from periods prior to our adoption of the guidance.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future. As a result, and in particular due to our adoption of ASU 2023-08, volatility in our earnings may be significantly more than what we experienced in prior periods.

The availability of spot ETPs for bitcoin and other digital assets may adversely affect the market price of our listed securities

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to bitcoin through traditional investment channels, and instead generally were only able to hold bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. On January 11, 2024, and in the subsequent days following the SEC’s approval of the listing and trading of spot bitcoin ETPs, the trading price of our shares of class A common stock declined significantly relative to the value of our bitcoin. To the extent investors view our class A common stock as providing exposure to bitcoin, it is possible that the value of our class A common stock may also have included a premium over the value of our bitcoin due to the prior scarcity of traditional investment vehicles providing investment exposure to bitcoin, and that the value declined due to investors now having a greater range of options to gain exposure to bitcoin and investors choosing to gain such exposure through ETPs rather than our class A common stock. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of bitcoin as well as a decline in the value of our class A common stock relative to the value of our bitcoin, as well as our series A perpetual strike preferred stock.

Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our class A common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our class A common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of Class A common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our class A common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures exchange-traded funds (“ETFs”), leveraged bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our class A common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for bitcoin and other digital assets could have a material adverse effect on the market price of our listed securities.

Our bitcoin strategy subjects us to enhanced regulatory oversight

As noted above, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

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

Although our bitcoin holdings do not currently serve as collateral securing any of our outstanding indebtedness as of December 31, 2024, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities. For example, an affiliate of HSBC Holdings has prohibited customers of its HSBC InvestDirect retail investment platform from buying shares of our class A common stock after determining that the value of our stock is related to the performance of bitcoin, indicating that it did not want to facilitate exposure to virtual currencies.

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

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023 complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived wash trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. As the price of our listed securities is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin strategy

As of February 14, 2025, we held approximately 478,740 bitcoins that were acquired at an aggregate purchase price of $31.134 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin strategy. The price of bitcoin experienced a significant decline in 2022, and this had, and any future significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business

As a result of our bitcoin strategy, our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of December 31, 2024, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of December 31, 2024, two of the eight largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

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

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents

Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for bitcoin) has, to date, not done so. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions, including capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

As of December 31, 2024, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our listed securities

Our assets are concentrated in our bitcoin holdings. While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our bitcoin strategy, and our business and operations and may also require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our listed securities.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our bitcoin strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our board of directors, no shareholder or regulatory approval would be necessary. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin.

Our bitcoin strategy exposes us to risk of non-performance by counterparties

Our bitcoin strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

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

Risks Related to Our Enterprise Analytics Software Business Strategy

We derive revenue from a single software platform and related services as well as revenue from our installed customer base

We derive revenue from sales of our analytics software platform and related services. We also depend on our installed customer base for a substantial portion of our software revenue. As a result, if our software business experiences a significant decline in demand for, or in the adoption or prices of, our platform and related services as a result of, among other factors, a significant decline in our installed customer base, any change in our pricing or packaging model, increased competition, maturation in the markets for our platform, or other risks described herein, we may not be able to generate revenue from other sources in excess of the expenses relating to our analytics software platform and related services

As our customers increasingly shift from a product license model to a cloud subscription model, we could face higher future rates of attrition, and such a shift could continue to affect the timing of revenue recognition or reduce product licenses and product support revenues

We offer our analytics platform in the form of a product license or a cloud subscription. Given that it is relatively easy for customers to migrate on and off our cloud subscription platform, as we continue to shift our customers toward our cloud platform, we could face higher future rates of attrition among our customers. In addition, the payment streams and revenue recognition timing for our product licenses are different from those for our cloud subscriptions. For product licenses, customers typically pay us a lump sum soon after entering into a license agreement, and we typically recognize product licenses revenue when control of the license is transferred to the customer. For cloud subscriptions, customers typically make periodic payments over the subscription period and we recognize subscription services revenues ratably over the subscription period. As a result, as our customers increasingly shift to, or new customers purchase, cloud subscriptions instead of product licenses, the resulting change in payment terms and revenue recognition may result in our recognizing less revenue in the reporting period in which the sale transactions are consummated than has been the case in prior periods, with more revenue being recognized in future periods.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $242.9 million as of December 31, 2024. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $211.9 million of other remaining performance obligations as of December 31, 2024, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

We may be unable to develop and release new software product offerings or enhancements to our existing offerings in a timely and cost-effective manner

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

Risks Related to Our Operations

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility, or other third-party services, as a result of geopolitical tensions, acts of terrorism, natural disasters, pandemics (like the COVID-19 pandemic), and similar events, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our stock

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, Argentina, and Poland. In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services, including AWS, Azure, Google, and other cloud services. Any disruptions or failures of our systems or the third-party hosting facility or other services that we use, including as a result of a natural disaster, fire, cyberattack (including the potential increase in risk for such attacks due to cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts), act of terrorism, geopolitical conflict (including due to the ongoing Russia-Ukraine and Israel-Hamas conflicts and any potential conflict involving China and Taiwan), pandemic, the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, host country restrictions on the conduct of our business operations or the availability of our offerings, or other unanticipated problems with our systems or the third-party services that we use, such as a failure to meet service standards, could severely impact our ability to conduct our business operations or to attract new customers or maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of Michael J. Saylor, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. There has historically been significant competition for qualified employees in the technology industry, and such competition may be further amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. We may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future, particularly at times when we undergo significant headcount reductions. Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman. If we were unable to attract, train, assimilate, and retain the highly skilled personnel we need, or we were to lose the services of Mr. Saylor, our business, operating results, and financial condition could be materially adversely affected. These risks may be exacerbated if a shareholder or a group of affiliated shareholders (other than or not including Mr. Saylor) were to exercise majority voting control of the Company.

Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, localization, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations, contractual obligations, or applicable privacy policies, could materially adversely affect our business

Certain aspects of our business involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies, contractual obligations, and U.S. and foreign laws, regulations, and directives relating to privacy and data protection. In addition, the types of data subject to protection as personal data in the European Union, China, the United States, and elsewhere have been expanding. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, biometric, genetic, financial services, and children’s data, precise location data, and data regarding a person’s race or ethnic origins, political opinions, or religious beliefs.

There are various enforcement agencies at both the state and federal level that review compliance with these requirements, including the United States Department of Health and Human Services for potential violations of the Health Insurance Portability and Accountability Act of 1996 and the Federal Trade Commission (“FTC”). If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. We face risks of similar enforcement from State Attorneys General and, potentially, other regulatory agencies.

Similar laws exist in other foreign jurisdictions, including the European Union, that may impact our business activities. In addition, various U.S. federal and state government agencies and foreign government bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations, concerning privacy, data storage, data protection, and cross-border transfer of data that could materially adversely impact our business.

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

Our having entered into an indemnification agreement with Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman, that supplements our conventional director and officer liability insurance provided by third-party insurance carriers could negatively affect our business and the market price of our listed securities

We have entered into an indemnification agreement with Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman, pursuant to which Mr. Saylor has agreed to personally indemnify our directors and officers with respect to certain claims and expenses excluded from the insurance coverage provided by our commercial director and officer insurance carriers, for which we agreed to pay Mr. Saylor an applicable annual fee. Our having entered into this indemnification agreement with Mr. Saylor could have adverse effects on our business, including making it more difficult to attract and retain qualified directors and officers due to the unconventional nature of the arrangement and potential concerns that the indemnification arrangement might not provide the same level of protection that might otherwise be provided by coverage obtained entirely through conventional director and officer insurance. In addition, our indemnification arrangement with Mr. Saylor may result in some investors perceiving that our independent directors are not sufficiently independent from Mr. Saylor due to their entitlement to personal indemnification from him, which may have an adverse effect on the market price of our listed securities.

Risks Related to Our Listed Securities Generally

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $12.36 as of August 10, 2020, the last trading day before our announcement, to $337.73 as of February 14, 2025. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•
fluctuations in the price of bitcoin, of which we have significant holdings, and in which we expect we will continue to make significant purchases and announcements about our transactions in bitcoin;
•
changes to our bitcoin strategy;
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
•
the volume of shares of our class A common stock and other securities available for public sale;
•
sales or purchases of stock by us or by our stockholders and issuances of awards under our equity incentive plan; and
•
general economic conditions and slow or negative growth of related markets, including as a result of war, terrorism, infectious diseases (such as COVID-19), natural disasters and other global events, and government responses to such events.

In addition, the stock market and the markets for both bitcoin-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, recent trading prices of our class A common stock may reflect market dynamics that are not connected to traditional software and business intelligence industry fundamentals, or to valuation methods commonly associated with operating companies in these industries or with companies engaged predominantly in passive investments in bitcoin or other commodities, such as exchange-traded funds. Our equity market capitalization as of December 31, 2024 is well in excess of our stockholders’ equity calculated in accordance with U.S. GAAP, and in excess of valuations that might traditionally be expected based on our operating performance, cash flows and net assets. Investors may therefore be unable to assess the value our class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of our class A common stock, regardless of our actual operating performance.

Because of the rights of our two classes of common stock and because Michael J. Saylor, who beneficially owns the majority of our class B common stock, controls a significant portion of our total voting power, Mr. Saylor has significant influence over matters that require approval of our stockholders and as a result could impede a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 4, 2025, there were 19,640,250 shares of class B common stock outstanding, which accounted for approximately 45.2% of the total voting power of our outstanding common stock. As of February 4, 2025, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 19,616,680 shares of class B common stock, or 45.2% of the total voting power. Accordingly, Mr. Saylor has significant influence over matters that require approval of our stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms, elections of our directors, and amendments to our certificate of incorporation and by-laws.

Provisions of our charter, by-laws and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders, including our board of directors having the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director and the ability of our board of directors to issue, without stockholder approval, shares of undesignated preferred stock.

Further, as a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments, series A perpetual strike preferred stock, other classes or series of preferred stock, or other convertible securities could depress the price of our listed securities

We may issue and sell additional shares of class A common stock, convertible notes, convertible preferred stock, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, between January 1, 2024 and February 14, 2025, we issued and sold:

•
$18.970 billion of shares of class A common stock through at-the-market equity offering programs;
•
$584.0 million of shares of our series A perpetual strike preferred stock;
•
$800.0 million aggregate principal amount of 0.625% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”);
•
$603.8 million aggregate principal amount of 0.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”);
•
$800.0 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”);
•
$1.010 billion in aggregate principal amount of 0.625% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”); and
•
$3.000 billion in aggregate principal amount of 0% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”).

On October 30, 2024, we filed a prospectus for a new at-the-market equity offering program pursuant to which we may sell class A common stock having an aggregate offering price of up to $21 billion from time to time, through TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Maxim Group LLC,

Mizuho Securities USA LLC, and SG Americas Securities, LLC, as agents, under a sales agreement dated October 30, 2024 (the “October 2024 Sales Agreement”). As of February 14, 2025, we may issue and sell additional class A common stock having an aggregate offering price of up to $4.168 billion from time to time under the October 2024 Sales Agreement. We cannot predict:

•
the size of future issuances of equity securities;
•
the size and terms of future issuances of convertible debt instruments or other convertible securities; or
•
the effect, if any, that future issuances and sales of our securities will have on the market price of our listed securities.

Transactions involving newly issued class A common stock, convertible debt instruments, series A perpetual strike preferred stock, other series of convertible preferred stock or other convertible securities could result in possibly substantial dilution to holders of our class A common stock and our series A perpetual strike preferred stock.

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

Risks Relating to Our Series A Perpetual Strike Preferred Stock

Our series A perpetual strike preferred stock is senior to our class A common stock, junior to our existing and future indebtedness, structurally junior to the liabilities of our subsidiaries and subject to the rights and preferences of any other class or series of preferred stock then outstanding

If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available to distribute to our equity holders, including holders of our class A common stock and series A perpetual strike preferred stock, only if all of our then- outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights. If we issue any preferred stock senior to our series A perpetual strike preferred stock, which we refer to as “liquidation senior stock,” in the future, then the amounts due upon that liquidation senior stock must be paid in full before any payments can be made on the series A perpetual strike preferred stock or common stock. If any assets remain after any liquidation senior stock is paid in full, those assets will be distributed pro rata among holders of our series A perpetual strike preferred stock and any series of preferred stock with liquidation parity with our series A perpetual strike preferred stock, which we refer to as “liquidation parity stock,” with any remaining assets distributed to holders of our common stock. There may be insufficient remaining assets available to pay the liquidation preference and unpaid accumulated dividends on our series A perpetual strike preferred stock in which case holders of our common stock would not receive any value for their shares. If we issue any dividend senior stock in the future, such dividend senior stock could contain provisions that prohibit us from paying accumulated dividends on our series A perpetual strike preferred stock or purchasing, redeeming or acquiring our series A perpetual strike preferred stock until and unless we first pay accumulated dividends in full on such dividend senior stock.

As of December 31, 2024, excluding intercompany indebtedness, and without giving effect to our redemption of the 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”), we had approximately $7.274 billion in aggregate principal amount of consolidated indebtedness outstanding, all of which ranks senior to our series A perpetual strike preferred stock and our class A common stock, and no dividend senior stock or liquidation senior stock outstanding.

In addition, our subsidiaries have no obligation to pay any amounts on the series A perpetual strike preferred stock. If any of our subsidiaries liquidates, dissolves or winds up, whether voluntarily or involuntarily, then we, as a direct or indirect common equity owner of that subsidiary, will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders, if any. We may never receive any amounts from that subsidiary, and, accordingly, the assets of that subsidiary may never be available to make payments on the series A perpetual strike preferred stock.

We may not have sufficient funds to pay dividends in cash on our series A perpetual strike preferred stock, or we may choose not to pay dividends on our series A perpetual strike preferred stock and regulatory and contractual restrictions may prevent us from declaring or paying dividends

We expect to fund any dividends paid in cash on our series A perpetual strike preferred stock primarily through additional capital raising activities, including, but not limited to, at-the-market offerings of our class A common stock. However, our ability to declare and pay cash dividends on our series A perpetual strike preferred stock will depend on many factors, including the following:

•
our financial condition, including the amount of cash we have on hand;
•
the amount of cash, if any, generated by our operations and financing activities (including our ability to raise additional capital from the equity capital markets on favorable terms or at all);
•
our anticipated financing needs, including the amounts needed to service our indebtedness or other obligations;
•
the degree to which we decide to reinvest any cash generated by our operations or financing activities to fund our future operations;
•
the ability of our subsidiaries to distribute funds to us;
•
regulatory restrictions on our ability to pay dividends, including under the Delaware General Corporation Law;
•
our ability to sell equity securities under new at-the-market offering programs; and
•
contractual restrictions on our ability to pay dividends.

In addition, subject to a limited exception, our board of directors may choose not to pay accumulated dividends on our series A perpetual strike preferred stock for any reason. Accordingly, we may pay less than the full amount of accumulated dividends on our series A perpetual strike preferred stock. In addition, if we fail to declare and pay accumulated dividends on our series A perpetual strike preferred stock in full, then the value of our series A perpetual strike preferred stock will likely decline.

Provisions contained in the instruments governing our future indebtedness may restrict or prohibit us from paying cash dividends on our series A perpetual strike preferred stock. If the terms of our indebtedness restrict or prohibit us from paying dividends, then we may seek to refinance that indebtedness or seek a waiver that would permit the payment of dividends. However, we may be unable or may choose not to refinance the indebtedness or obtain a waiver.

Under the Delaware General Corporation Law, we may declare dividends on our series A perpetual strike preferred stock only out of our “surplus” (which generally means our total assets less total liabilities, each measured at their fair market values, less statutory capital), or, if there is no surplus, out of our net profits for the current or the immediately preceding fiscal year. We may not have sufficient surplus or net profits to declare and pay dividends on our series A perpetual strike preferred stock in cash.

If we are unable or, if permitted, decide not to pay accumulated dividends on our series A perpetual strike preferred stock in cash, then we may, but are not obligated, subject to a limited exception, to elect to pay dividends in shares of our class A common stock. However, the payment of dividends in shares of our class A common stock will cause dilution to holders of our class A common stock and exposes holders of our series A perpetual strike preferred stock to dilution and the risk of fluctuations in the price of our class A common stock. Additionally, even if we choose to pay dividends on our series A perpetual strike preferred stock in shares of class A common stock, the number of shares of class A common stock that we are permitted to deliver may be limited.

If we fail to declare and pay full dividends on our series A perpetual strike preferred stock, then we will be prohibited from paying dividends on our class A common stock and any other junior securities, subject to limited exceptions. Although we do not currently pay dividends on our class A common stock, if we decide to do so in the future, a reduction or elimination of dividends on our class A common stock may cause the trading price of our class A common stock to decline, which, in turn, will likely depress the value of our series A perpetual strike preferred stock.

Not all events that may adversely affect the value of our series A perpetual strike preferred stock and our class A common stock will result in an adjustment to the conversion rate of our series A perpetual strike preferred stock

The conversion rate of our series A perpetual strike preferred stock is subject to adjustment for certain events, including:

•
certain stock dividends, splits and combinations;
•
the issuance of certain rights, options or warrants to holders of our class A common stock;
•
certain distributions of assets, debt securities, capital stock or other property to holders of our class A common stock;
•
cash dividends on our class A common stock; and
•
certain tender or exchange offers.

We are not required to adjust the conversion rate for other events, such as third-party tender offers or an issuance of class A common stock (or securities exercisable for, or convertible into, class A common stock) for cash, that may adversely affect the value of our series A perpetual strike preferred stock and the trading price of our class A common stock. An event may occur that adversely affects the value of our series A perpetual strike preferred stock and the trading price of the underlying shares of our class A common stock but that does not result in an adjustment to the conversion rate.

Certain events that can significantly reduce, or eliminate entirely, the option value of the conversion right of our series A perpetual strike preferred stock will not require an adjustment to the conversion rate. For example, if we are party to a business combination transaction pursuant to which our class A common stock is acquired solely for cash, then, our series A perpetual strike preferred stock will become convertible solely into cash, which will eliminate the time value, and may harm the option value, of the conversion right of our series A perpetual strike preferred stock. Similarly, a de-listing of our class A common stock will likely severely reduce the liquidity of the market for our class A common stock and the volatility of the trading price of our class A common stock, which, in turn, will likely reduce the option value of the conversion right of our series A perpetual strike preferred stock significantly. None of these, or certain other, events will, in themselves, require an adjustment to the conversion rate to compensate preferred stockholders for their lost option value.

Many convertible instruments contain “make-whole” provisions that adjust the conversion rate in a manner that is designed to compensate investors for lost option value upon the occurrence of specified events. Our series A perpetual strike preferred stock does not contain such a provision. Accordingly, we may engage in transactions that significantly reduce the option value of the conversion right of our series A perpetual strike preferred stock without a corresponding adjustment to the conversion rate.

Our series A perpetual strike preferred stock has only limited voting rights

Our series A perpetual strike preferred stock confers no voting rights except with respect to certain dividend arrearages, certain amendments to the terms of our series A perpetual strike preferred stock, and certain other limited circumstances, and except as required by the Delaware General Corporation Law. Holding series A perpetual strike preferred stock does not confer the right to vote on an as-converted basis with holders of our class A common stock on matters on which our class A common stockholders are entitled to vote. For example, holders of perpetual strike preferred stock, as such, do not have the right to vote in the general election of our directors, although those holders will have a limited right, voting together with holders of any voting parity stock, if any, with similar voting rights regarding the election of directors upon a failure to pay dividends, which similar voting rights are then exercisable, to elect one director upon the occurrence of each of the following events: (i) if less than the full amount of accumulated and unpaid regular dividends on the outstanding series A perpetual strike preferred stock have been declared and paid in respect of each of four or more consecutive regular dividend payment dates; and (ii) if less than the full amount of accumulated and unpaid regular dividends on the outstanding series A perpetual strike preferred stock have been declared and paid in respect of eight or more consecutive regular dividend payment dates. Accordingly, the voting provisions of our series A perpetual strike preferred stock may not afford meaningful protections.

We may issue preferred stock in the future that ranks equally with or senior to our series A perpetual strike preferred stock with respect to dividends and liquidation rights, which may adversely affect the rights of holders of our series A perpetual strike preferred stock and our class A common stock

Without the consent of any holder of our series A perpetual strike preferred stock or class A common stock, we may authorize and issue preferred stock (including additional series A perpetual strike preferred stock) that ranks equally with or senior to our series A perpetual strike preferred stock with respect to the payment of dividends or the distribution of assets upon our liquidation, dissolution or winding up. If we issue any such preferred stock in the future, the rights of holders of our series A perpetual strike preferred stock and our class A common stock will be diluted and the value of our series A perpetual strike preferred stock and class A common stock may decline. For example, if we issue any dividend senior stock in the future, such dividend senior stock could contain provisions that prohibit us from paying accumulated dividends on our series A perpetual strike preferred stock or purchasing, redeeming or acquiring our series A perpetual strike preferred stock until and unless we first pay accumulated dividends in full on such dividend senior stock. The issuance of any dividend senior stock in the future would also have the effect of further subordinating our class A common stock.

Future sales or other dilution of our class A common stock, including other equity-related securities, could dilute our existing stockholders or otherwise depress the market price of our class A common stock and the value of our series A perpetual strike preferred stock

Future sales of our class A common stock in the public market, or the perception that such sales could occur, or the issuance of class A common stock upon the conversion of our series A perpetual strike preferred stock could negatively impact the market price of our class A common stock, and, accordingly, the value of our series A perpetual strike preferred stock. The terms of our series A perpetual strike preferred stock do not restrict our ability to issue additional series A perpetual strike preferred stock, class A common stock or other equity-related securities in the future. Future sales or issuances of class A common stock, series A perpetual strike preferred stock or other equity-related securities could be dilutive to holders of our class A common stock and series A perpetual strike preferred stock and could adversely affect their voting and other rights and economic interests. If we issue additional shares of our series A perpetual strike preferred stock, shares of class A common stock (including as payment for regular dividends on our series A perpetual strike preferred stock), or other equity-related securities, the price of our class A common stock and the value of our series A perpetual strike preferred stock may decline. We cannot predict the size of future issuances of our class A common stock or other securities or the effect, if any, that the issuance of our series A perpetual strike preferred stock, and future sales and issuances of our class A common stock and other securities would have on the market price of our class A common stock and the value of our series A perpetual strike preferred stock.

In addition, the existence of our series A perpetual strike preferred stock may encourage short selling by market participants because the conversion of our series A perpetual strike preferred stock could be used to satisfy short positions, or anticipated conversion of our series A perpetual strike preferred stock into shares of class A common stock could depress the price of our class A common stock. The sale or the availability for sale of a large number of shares of class A common stock in the public market could cause the market price of our class A common stock to decline.

Recent and future regulatory actions, changes in market conditions and other events may adversely affect the trading price and liquidity of our series A perpetual strike preferred stock and the ability of investors to implement a convertible arbitrage trading strategy

We expect that holders of our perpetual strike preferred stock may seek to employ a convertible arbitrage strategy. Under this strategy, investors typically sell short a certain number of shares of our class A common stock and adjust their short position over time while they continue to hold our series A perpetual strike preferred stock. Investors may also implement this type of strategy by entering into swaps on our class A common stock in lieu of, or in addition to, short selling shares of our class A common stock.

The SEC and other regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our class A common stock). These rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc., and the national securities exchanges of a “limit up-limit down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts investors’ ability to effect short sales of our class A common stock or enter into equity swaps on our class A common stock could depress the trading price of, and the liquidity of the market for, our series A perpetual strike preferred stock.

In addition, the liquidity of the market for our class A common stock and other market conditions could deteriorate, which could reduce, or eliminate entirely, the number of shares available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our class A common stock with an investor of our series A perpetual strike preferred stock. These and other market events could make implementing a convertible arbitrage strategy prohibitively expensive or infeasible. If investors seeking to employ a convertible arbitrage strategy are unable to do so on commercial terms, or at all, then the trading price of, and the liquidity of the market for, our series A perpetual strike preferred stock may significantly decline.

Holders of series A perpetual strike preferred stock may be treated as receiving deemed distributions and/or receive distributions paid in class A common stock, and consequently may be subject to tax with respect to our series A perpetual strike preferred stock under certain circumstances, even though no corresponding distribution of cash has been made

Under Section 305 of the Internal Revenue Code of 1986, as amended (the “Code”), holders of our series A perpetual strike preferred stock may be treated as receiving a deemed distribution on our series A perpetual strike preferred stock under certain circumstances, including (i) an increase in the liquidation preference of our series A perpetual strike preferred stock or (ii) if our series A perpetual strike preferred stock is issued at a discount. If our board of directors does not declare a dividend on our series A perpetual strike preferred stock in respect of any dividend period before the related dividend payment date, the deferred dividend may be treated as an increase in the liquidation preference of our series A perpetual strike preferred stock that gives rise to a deemed dividend to holders of our series A perpetual strike preferred stock. Although the matter is not entirely clear, we believe such deferred dividend or discount should not be treated as giving rise to a deemed distribution on our series A perpetual strike preferred stock. However, there is no assurance that the IRS or an applicable withholding agent will not take a contrary position.

In addition, the conversion rate of our series A perpetual strike preferred stock is subject to adjustment in certain circumstances. If and to the extent that certain adjustments in the conversion rate (or failures to adjust the conversion rate) increase the proportionate interest of a holder of our series A perpetual strike preferred stock in our assets or earnings and profits, the holder of our series A perpetual strike preferred stock may be deemed to have received for U.S. federal income tax purposes a deemed distribution without the receipt of any cash or property.

Furthermore, upon a conversion of our series A perpetual strike preferred stock into shares of our class A common stock, depending on the circumstances, any class A common stock received in respect of any deferred and unpaid dividend (and any dividend that has been declared and not yet paid as well as any accrued but unpaid dividend in the then-current dividend period) could be treated as a deemed distribution for U.S. federal income tax purposes.

Any deemed distribution or any distribution to holders of our series A perpetual strike preferred stock that is paid in shares of our class A common stock will generally be taxable to the same extent as a cash distribution. In addition, for any holder of our series A perpetual strike preferred stock that is a non-U.S. holder, any deemed distribution or non-cash distribution could be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty. Because deemed distributions or non-cash distributions received by a holder of our series A perpetual strike preferred stock would not give rise to any cash from which any applicable withholding tax could be satisfied, if we (or an applicable withholding agent) pay withholding (including backup withholding) on behalf of a holder of our series A perpetual strike preferred stock, we (or an applicable withholding agent) may set off any such payment against, or withhold such taxes from, payments of cash or delivery of shares of our class A common stock to such holder of our series A perpetual strike preferred stock (or, in some circumstances, any payments on our class A common stock) or sales proceeds received by, or other funds or assets of, such holder of our series A perpetual strike preferred stock, or require alternative arrangements (e.g., deposit for taxes prior to delivery of such dividend in the form of shares of our class A common stock or of conversion consideration).

The application of the rules under Section 305 of the Code to our series A perpetual strike preferred stock is uncertain, and holders of perpetual strike preferred stock should consult their tax advisors about the impact of these rules in their particular situations.

Holders of our series A perpetual strike preferred stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income

Distributions paid to corporate U.S. holders may be eligible for the dividends-received deduction and distributions paid to non-corporate U.S. holders may be subject to tax at the preferential tax rates applicable to “qualified dividend income” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes and certain holding period and other requirements are met. We may not have sufficient current or accumulated earnings and profits during any fiscal year for the distributions on our series A perpetual strike preferred stock to qualify as dividends for U.S. federal income tax purposes. If any distributions on our series A perpetual strike preferred stock with respect to any fiscal year are not eligible for the dividends-received deduction or for the preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, the market value of our series A perpetual strike preferred stock may decline.

The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of perpetual strike preferred stock

Under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”), if stock of a corporation is structured such that dividends paid with respect to the stock are economically (in whole or in part) a return of the stockholder’s investment (rather than a return on the stockholder’s investment), then the stock is characterized as “fast-pay stock” and is subject to adverse tax reporting requirements and potentially penalties. In addition, under the Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, stock is presumed to be fast-pay stock if it is structured to have a dividend that is reasonably expected to decline (as opposed to a dividend rate that is reasonably expected to fluctuate or remain constant) (for such purpose, the dividend rate may be viewed as reasonably expected to decline if we are reasonably expected to stop paying regular dividends on our series A perpetual strike preferred stock) or is issued for an amount that exceeds (by more than a de minimis amount, as determined under applicable Treasury Regulations) the amount at which the stockholder can be compelled to dispose of the stock. It is not clear what amount would constitute “de minimis” in the case of stock with a perpetual term.

We do not believe that our previously issued series A perpetual strike preferred stock is fast-pay stock.

We may issue additional shares of our series A perpetual strike preferred stock (or resell any shares that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares for the purpose of analyzing the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. It is possible, however, that Additional Shares may be issued at a premium above their liquidation preference. Based on the expected overall circumstances of an offering of Additional Shares (such as our general expectation that the value of the conversion option would, at issuance, exceed the amount of any such premium and certain other factors), we do not believe that such premium would be attributable to dividends that are economically a return of a stockholder’s investment. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock.

Transactions involving fast-pay stock arrangements are treated as “listed transactions” for U.S. federal income tax purposes. Issuers and holders of any shares of fast-pay stock would be required to report their participation in the transaction on IRS Form 8886 on an annual basis with their U.S. federal income tax returns and would also be required to mail a copy of that form to the IRS Office of Tax Shelter Analysis. Failure to comply with those disclosure requirements could result in the assessment by the IRS of interest, additions to tax and onerous penalties. In addition, an accuracy-related penalty applies under the Code to any reportable transaction understatement attributable to a listed transaction if a significant purpose of the transaction is the avoidance or evasion of U.S. federal income tax. Furthermore, certain material advisors would also be required to file a disclosure statement with the IRS. If we determine that we are required to file an IRS Form 8886 (including a protective filing) in connection with the potential issuance of fast-pay stock with respect to our previously issued series A perpetual strike preferred stock or Additional Shares, we intend to provide public notice to the holders of our series A perpetual strike preferred stock or Additional Shares, as applicable, which notice may be by a press release, by publication on our investor relations website, or by filing a current report on Form 8-K with the Securities and Exchange Commission.

Notwithstanding our intent not to issue Additional Shares that would be fast-pay stock, the rules regarding the definition of fast-pay stock are unclear in certain respects and, therefore, the IRS could disagree with our determination and treat such Additional Shares as fast-pay stock. In addition, even though we believe that our series A perpetual strike preferred stock is not fast-pay stock, treatment of the Additional Shares as fast-pay stock could result in adverse consequences to holders of our series A perpetual strike preferred stock because such Additional Shares may be indistinguishable from our previously issued our series A perpetual strike preferred stock.

Accordingly, holders of series A perpetual strike preferred stock are strongly urged to consult their tax advisors regarding the Fast-Pay Stock Regulations and their potential consequences to an investment in our series A perpetual strike preferred stock.

A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued series A perpetual strike preferred stock to adverse consequences

If we issue Additional Shares that have a different, and potentially adverse, tax profile or treatment for U.S. federal income tax purposes from our series A perpetual strike preferred stock, since such Additional Shares would trade under the same CUSIP or other identifying number as that of our series A perpetual strike preferred stock, our series A perpetual strike preferred stock may be treated by subsequent purchasers, withholding agents and potentially the IRS as having the same profile or treatment as such Additional Shares if our previously issued series A perpetual strike preferred stock is not otherwise distinguishable from the Additional Shares.

For example, notwithstanding our intent not to issue any Additional Shares that are fast-pay stock, the IRS could assert that such Additional Shares constitute fast-pay stock, particularly if they are issued at a premium to their liquidation preference.

Furthermore, if any Additional Shares are issued at a price that exceeds their liquidation preference, such Additional Shares would constitute “disqualified preferred stock” within the meaning of Section 1059(f)(2) of the Code and any corporate U.S. holder generally will be required to reduce its tax basis (but not below zero) in our series A perpetual strike preferred stock by the amount of any dividends-received deduction it receives. If Additional Shares issued are considered disqualified preferred stock, our previously issued series A perpetual strike preferred stock could also be subject to same treatment as a practical matter due to fungible trading.

If any Additional Shares are sold at a discount (or at a discount that exceeds the discount that applies to our previously issued series A perpetual strike preferred stock), such Additional Shares may be subject to rules that require the accrual of such discount (or such greater discount) currently over the deemed term of the Additional Shares as deemed distributions under U.S. tax rules similar to those governing original issue discount for debt instruments. In that event, the IRS or a withholding agent may treat any such discount as resulting in deemed taxable distributions with respect to our previously issued series A perpetual strike preferred stock as well as such Additional Shares.

Because the IRS or other parties (such as withholding agents) may not be able to distinguish between our previously issued series A perpetual strike preferred stock and the Additional Shares, a holder of series A perpetual strike preferred stock might be subject to adverse tax consequences or might be required to demonstrate to the IRS (or such other parties) that the holder purchased our series A perpetual strike preferred stock as opposed to such Additional Shares. Moreover, any adverse tax consequences as described above in connection with the future issuance of Additional Shares may adversely affect the market value of our series A perpetual strike preferred stock.

Provisions of our series A perpetual strike preferred stock could delay or prevent an otherwise beneficial takeover of us

Certain provisions in our series A perpetual strike preferred stock could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to certain exceptions, preferred stockholders will have the right to require us to repurchase their series A perpetual strike preferred stock for cash. These fundamental change provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that preferred stockholders or holders of our class A common stock may view as favorable.

The accounting method for our series A perpetual strike preferred stock may result in lower reported net earnings attributable to common stockholders and lower reported diluted earnings per share

The accounting method for reflecting the conversion and other provisions of our series A perpetual strike preferred stock in our financial statements may adversely affect our reported earnings. We expect that applicable accounting standards may require us to separately account for the tax redemption feature associated with our series A perpetual strike preferred stock as an embedded derivative. Under this treatment, the embedded derivative would be measured at its fair value and accounted for separately as a liability that is marked-to-market at the end of each reporting period. For each financial statement period after the issuance of our series A perpetual strike preferred stock, a gain or loss would be reported in our statement of operations to the extent the valuation of the embedded derivative changes from the previous period. This accounting treatment may subject our reported net income (loss) to significant non-cash volatility. In addition, we expect that the if-converted method will apply to reflect our series A perpetual strike preferred stock in the calculation of our diluted earnings per share. Under this method, we expect that diluted earnings per share will be calculated assuming that our series A perpetual strike preferred stock is converted at the beginning of the reporting period (or, if later, the time our series A perpetual strike preferred stock is issued). However, this calculation will not be made if reflecting our series A perpetual strike preferred stock in diluted earnings per share in this manner is anti-dilutive. Accordingly, the application of the if-converted method to our series A perpetual strike preferred stock may result in lower reported diluted earnings per share.

Furthermore, we have not reached a final determination regarding the accounting treatment for our series A perpetual strike preferred stock, and the description above is preliminary. In addition, accounting standards may change in the future. Accordingly, we may account for our series A perpetual strike preferred stock in a manner that is significantly different than described above.

Holding series A perpetual strike preferred stock does not, in itself, confer any rights with respect to our class A common stock

Holding series A perpetual strike preferred stock does not confer any rights with respect to our class A common stock (including the voting rights of, and rights to receive any dividends or other distributions on, our class A common stock). However, holders of our series A perpetual strike preferred stock are subject to all changes affecting our class A common stock to the extent the value of our series A perpetual strike preferred stock depends on the market price of our class A common stock and to the extent they receive shares of our class A common stock upon conversion of our series A perpetual strike preferred stock. For example, if we propose an amendment to our charter documents that requires the approval of our class A common stockholders but not the approval of the preferred stockholders, then holders of any perpetual strike preferred stock will not, as such, be entitled to vote on the amendment, although those holders will be subject to any changes implemented by that amendment in the powers, preferences or special rights of our class A common stock.

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of December 31, 2024, we had $7.274 billion aggregate indebtedness, consisting of $1.05 billion aggregate principal amount of 2027 Convertible Notes, $1.01 billion aggregate principal amount of 2028 Convertible Notes, $3.0 billion aggregate principal amount of 2029 Convertible Notes, $800.0 million aggregate principal amount of 2030 Convertible Notes, $603.8 million aggregate principal amount of 2031 Convertible Notes, $800.0 million aggregate principal amount of 2032 Convertible Notes, and $9.8 million of other long-term indebtedness. We refer herein to the 2027 Convertible Notes, 2028 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, collectively, as the “Convertible Notes.” As of December 31, 2024, our annual contractual interest expense relating to our Convertible Notes was $34.6 million.

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

We may be unable to service our indebtedness, which could cause us to default on our debt obligations and could force us into bankruptcy or liquidation

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which is influenced, in part, by general economic, financial, competitive, legislative, regulatory, counterparty business, and other risks that are beyond our control, including the availability of financing in the U.S. banking and capital markets. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to refinance our indebtedness, or to fund our other liquidity needs. Even if refinancing indebtedness is available, any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, our bitcoin strategy anticipates that we may issue additional debt in future periods to finance additional purchases of bitcoin, but if we are unable to generate sufficient cash flow to service our debt and make necessary capital expenditures, we may be required to sell bitcoin. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or our financial covenants, which could cause us to default on our debt obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

Upon the occurrence of an event of default under any of our indebtedness, the holders of the defaulted indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. Any of these events could in turn result in cross-defaults under our other indebtedness. We may not have sufficient funds available to pay the amounts due upon any such default, particularly in the event that there has been a decrease in the market value of our bitcoin holdings, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all. Any financing that we may undertake under such circumstances could result in substantial dilution of our existing stockholders, and in the absence of being able to obtain such financing, we could be forced into bankruptcy or liquidation.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes for cash upon a fundamental change or to repurchase the 2028 Convertible Notes on September 15, 2027, the 2029 Convertible Notes on June 1, 2028, the 2030 Convertible Notes or the 2031 Convertible Notes on September 15, 2028, or the 2032 Convertible Notes on June 15, 2029, and any future debt may contain, limitations on our ability to engage in cash-settled conversions or repurchases of Convertible Notes

In connection with any conversion of the Convertible Notes, unless we elect (or have previously irrevocably elected) to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, any future debt may contain limitations on our ability to (i) pay cash upon conversion or redemption of the Convertible Notes, which may require us to elect to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), or (ii) sell certain bitcoin to generate cash that can be used to make such cash payments. Upon a fundamental change as defined in the indentures governing the Convertible Notes, the holders of such notes will have the right to require us to offer to purchase all of the applicable notes then outstanding at a price equal to 100% of the principal amount of the Convertible Notes, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the repurchase date. Moreover, the exercise by holders of the Convertible Notes of their right to require us to repurchase such Convertible Notes could cause a default under future debt agreements, even if the change of control or fundamental change itself does not, due to the financial effect of such repurchase on us. In order to obtain sufficient funds to pay the purchase price of such notes, we expect that we would have to refinance the Convertible Notes or obtain a waiver from the applicable holders of Convertible Notes and we may not be able to refinance the Convertible Notes on reasonable terms, if at all. Absent a waiver from the applicable holders of Convertible Notes, our failure to offer to purchase all applicable Convertible Notes or to purchase all validly tendered Convertible Notes would be an event of default under the indentures governing the Convertible Notes. In addition, holders of (i) the 2028 Convertible Notes have the right to require us to repurchase all or a portion of their notes on September 15, 2027, (ii) the 2029 Convertible Notes have the right to require us to repurchase all or a portion of their notes on June 1, 2028, (iii) the 2030 Convertible Notes and the 2031 Convertible Notes have the right to require us to repurchase all or a portion of their notes on September 15, 2028, and (iv) the 2032 Convertible Notes have the right to require us to repurchase all or a portion of their notes on June 15, 2029, in each case, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.

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

We use funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the Convertible Notes and our other long-term indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We receive dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the Convertible Notes, and our other long-term indebtedness, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the Convertible Notes, and our other long-term indebtedness. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

Despite our current level of indebtedness, we may incur substantially more indebtedness and enter into other transactions in the future which could further exacerbate the risks related to our indebtedness

Our bitcoin strategy includes acquiring bitcoin using proceeds from equity and debt financings and cash flows from operations. As such, despite our current level of indebtedness, we may incur substantially more indebtedness, and we may enter into other transactions in the future. Even if we were to enter into debt financings or other arrangements that contain restrictions on our ability to incur additional indebtedness, these restrictions may be subject to a number of qualifications and exceptions that would allow us to incur significant additional indebtedness. To the extent we incur additional indebtedness or other obligations, the risks described herein with respect to our indebtedness may increase significantly.

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

Our IRPs, which are tailored to address potential cybersecurity threats in both our product and corporate infrastructure technology environments, are designed to provide a comprehensive, structured response to cybersecurity incidents, and apply to all Strategy personnel, including employees, directors, temporary staff, and contractors. In accordance with our IRPs, we train our personnel to report any cybersecurity incidents to our Information Security Team (IST). Upon identification of a cybersecurity incident, the IRPs mandate that the IST conduct an immediate evaluation and assign a severity rating to the incident and, depending on the severity, report the incident to our Chief Information Security Officer (CISO). Based on the severity of the incident, a Security Incident Response Team (SIRT), the members of which include our Chief Technology Officer (CTO), the CISO, and personnel from various departments, including legal, is convened. The SIRT, with assistance from the IST, is tasked with executing a timely and effective response to the incident, and SIRT members are assigned specific roles and responsibilities, including assessment of the incident's materiality for disclosure purposes.

Our CTO and CISO oversee our cybersecurity preparedness. Our CTO has over 25 years of experience in the technology sector, including specifically in the cybersecurity industry, and held various leadership positions prior to joining Strategy in 2018. Our CISO, who joined Strategy as CISO in 2021, has over 20 years of experience with cybersecurity and privacy, and has experience with IT infrastructure technologies, including cloud, network, server, endpoint, and mobile technologies. Our CISO holds a master’s degree in computer science and multiple industry-recognized cybersecurity certifications. The IST operates under our CISO’s leadership, who in turn reports to our CTO.

We administer our cybersecurity risk management framework separately from our other risk management systems and processes, under the oversight of the audit committee of our board of directors and senior management. Strategy's management, including our CTO and CISO, provides the audit committee with regular updates on cybersecurity incidents and emerging threats. The audit committee actively engages with management on the development and implementation of cybersecurity policies and practices, offering insights and guidance. Additionally, board members with significant experience in software technology, such as Michael J. Saylor and Leslie J. Rechan, each with over 30 years of software industry experience, and Phong Le, our Chief Executive Officer, contribute their expertise to our cybersecurity risk management.

Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our third-party vendors, through various means, such as hacking, social engineering, phishing, and fraud. However, the Company does not believe that there are currently any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. See “Item 1A. Risk Factors – Risks Related to Our Bitcoin Strategy and Holdings – If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected” and “Item 1A. Risk Factors – Risks Related to Our Operations – If we or our third-party service providers experience a disruption due to a cybersecurity attack or security breach and unauthorized parties obtain access to our customers’, prospects’, vendors’, or channel partners’ data, our data, our networks or other systems, or the cloud environments we manage, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected.”

Item 2. Properties

As of December 31, 2024, we leased approximately 190,000 square feet of office space at a location in Northern Virginia that serves as our corporate headquarters. This lease provides for certain tenant allowances and incentives and will expire in December 2030.

In addition, we utilize offices in U.S. and foreign locations for our services and support, sales and marketing, research and development, and administrative personnel. As of December 31, 2024, we utilized approximately 20,000 square feet of office and other space in the United States, in addition to our corporate headquarters, and approximately 87,000 square feet of office space in various foreign locations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is traded on the Nasdaq Global Select Market under the symbol “MSTR.” There is no established public trading market for our class B common stock. As of February 4, 2025, there were approximately 825 stockholders of record of our class A common stock and two stockholders of record of our class B common stock.

Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.

We have never declared or paid any cash dividends on either our class A or class B common stock and have no current plans to declare or pay any such dividends on our class A or class B common stock. Our series A perpetual strike preferred stock accumulates dividends at a rate per annum equal to 8.00% on the liquidation price thereof, which is $100 per share. Such dividends will be payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2025, and will be payable, at our election, in cash, shares of our class A common stock or a combination of cash and shares of our class A common stock. We expect to fund any dividends paid in cash on our series A perpetual strike preferred stock primarily through additional capital raising activities, including but not limited to, at-the-market offerings of our class A common stock. Refer to the “Liquidity and Capital Resources” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our series A perpetual strike preferred stock, including such dividends.

Performance Graph

The following graph compares the cumulative total stockholder return on our class A common stock from December 31, 2019 (the last trading day before the beginning of our fifth preceding fiscal year) to December 31, 2024 (the last trading day of the fiscal year ended December 31, 2024) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Composite Index”) and (ii) the Nasdaq Computer Index. The graph assumes the investment of $100.00 on December 31, 2019 in our class A common stock, the Nasdaq Composite Index, and the Nasdaq Computer Index, and assumes that any dividends on our class A common stock are reinvested. Measurement points are December 31, 2019, December 31, 2020, December 31, 2021, December 30, 2022, December 29, 2023, and December 31, 2024.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
$2,500.00
$2,000.00
$1,500.00
$1,000.00
$500.00
$0.00
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
MicroStrategy Incorporated
NASDAQ Composite Index
NASDAQ Computer Index

	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024
MicroStrategy Incorporated d/b/a Strategy	$100.00	$272.38	$381.65	$99.22	$442.61	$2,029.28
Nasdaq Composite Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Nasdaq Computer Index	$100.00	$149.98	$206.76	$132.79	$221.06	$301.44

NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.

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

10-for-1 stock split

On August 7, 2024, we completed a 10-for-1 stock split of our class A and class B common stock. See Note 2(a), Summary of Significant Accounting Policies – Basis of Presentation, to the Consolidated Financial Statements, for further information. As a result of the stock split, all applicable share and per share information presented within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been retroactively adjusted to reflect the stock split for all periods presented.

Management’s Discussion and Analysis for the Year Ended December 31, 2022

Management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, including comparison of our results for the years ended December 31, 2023 and 2022, is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Business Overview

Strategy is the world's first and largest Bitcoin Treasury Company. We are a publicly traded company that has adopted Bitcoin as our primary treasury reserve asset. By using proceeds from equity and debt financings, as well as cash flows from our operations, we strategically accumulate Bitcoin and advocate for its role as digital capital. Our treasury strategy is designed to provide investors varying degrees of economic exposure to Bitcoin by offering a range of securities, including equity and fixed income instruments.

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

Our Bitcoin Strategy

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

During 2023 and 2024, we used proceeds from various capital raising transactions to purchase bitcoin. As of December 31, 2024, we held an aggregate of approximately 447,470 bitcoins.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, sales, and digital asset impairment losses within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2022		$3,993,190	$(2,153,162)	$1,840,028	132,500	$30,137
Digital asset purchases	(a)	1,902,299		1,902,299	56,650	33,580
Digital asset impairment losses			(115,851)	(115,851)
Balance at December 31, 2023		$5,895,489	$(2,269,013)	$3,626,476	189,150	$31,168
Digital asset purchases	(b)	22,072,759		22,072,759	258,320	85,447
Digital asset impairment losses			(1,789,862)	(1,789,862)
Balance at December 31, 2024		$27,968,248	$(4,058,875)	$23,909,373	447,470	$62,503

(a)
During 2023, we purchased bitcoin using $1.864 billion of the net proceeds from our sale of class A common stock under our at-the-market equity offering programs, and $37.9 million of Excess Cash.
(b)
During 2024, we purchased bitcoin using $16.330 billion of the net proceeds from our sale of class A common stock under our at-the-market equity offering program, $2.974 billion of the net proceeds from our issuance of the 2029 Convertible Notes, $782.0 million of the net proceeds from our issuance of the 2030 Convertible Notes, $756.0 million of the net proceeds from our issuance of the 2032 Convertible Notes, $592.3 million of the net proceeds from our issuance of the 2031 Convertible Notes, $458.2 million of the net proceeds from our issuance of the 2028 Convertible Notes, and $179.7 million of Excess Cash.

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

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective year, as further defined below:

	Approximate Number of Bitcoins Held at End of Year	Lowest Market Price Per Bitcoin During Year (a)	Market Value of Bitcoin Held at End of Year Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Year (c)	Market Value of Bitcoin Held at End of Year Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Year (e)	Market Value of Bitcoin Held at End of Year Using Ending Market Price (in thousands) (f)
December 31, 2022	132,500	$15,460.00	$2,048,450	$48,240.00	$6,391,800	$16,556.32	$2,193,712
December 31, 2023	189,150	$16,490.00	$3,119,084	$45,000.00	$8,511,750	$42,531.41	$8,044,816
December 31, 2024	447,470	$38,501.00	$17,228,042	$108,388.88	$48,500,772	$93,390.21	$41,789,317
(a)
The “Lowest Market Price Per Bitcoin During Year” represents the lowest market price for one bitcoin reported on the Coinbase exchange during the respective year, without regard to when we purchased any of our bitcoin.
(b)
The “Market Value of Bitcoin Held at End of Year Using Lowest Market Price” represents a mathematical calculation consisting of the lowest market price for one bitcoin reported on the Coinbase exchange during the respective year multiplied by the number of bitcoins held by us at the end of the applicable year.
(c)
The “Highest Market Price Per Bitcoin During Year” represents the highest market price for one bitcoin reported on the Coinbase exchange during the respective year, without regard to when we purchased any of our bitcoin.
(d)
The “Market Value of Bitcoin Held at End of Year Using Highest Market Price” represents a mathematical calculation consisting of the highest market price for one bitcoin reported on the Coinbase exchange during the respective year multiplied by the number of bitcoins held by us at the end of the applicable year.
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

Our digital asset impairment losses have significantly contributed to our operating expenses. During 2024, digital asset impairment losses of $1.790 billion represented 81.8% of our operating expenses, compared to digital asset impairment losses of $115.9 million during 2023, representing 23.1% of our operating expenses. Upon our adoption of ASU 2023-08 on January 1, 2025, we will no longer recognize impairment losses under the current cost-less-impairment accounting model described in Note 2(g), Summary of Significant Accounting Policies - Digital Assets, to the Consolidated Financial Statements. In future periods, both realized and unrealized gains and losses from changes in fair value of our bitcoin holdings will be recognized as incurred in our Consolidated Statements of Operations. See Note 3, Recent Accounting Standards, to the Consolidated Financial Statements for further information.

As of February 14, 2025, we held approximately 478,740 bitcoins that were acquired at an aggregate purchase price of $31.134 billion and an average purchase price of approximately $65,033 per bitcoin, inclusive of fees and expenses. As of February 14, 2025, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $97,236.98.

Enterprise Analytics Software Strategy

Strategy is a pioneer in AI-powered business intelligence (BI), and a global leader in enterprise analytics solutions. We provide software and services designed to turn complex, chaotic data environments into rich, reliable, and convenient information feeds for our customers. Our vision is to drive growth and competitive advantage for our customers by delivering Intelligence Everywhere™.

Our cloud-native flagship, Strategy One™, powers some of the largest analytics deployments in the world for customers spanning a wide range of industries, including retail, banking, technology, manufacturing, insurance, consulting, healthcare, telecommunications, and the public sector.

Integral to the Strategy One platform are Generative AI capabilities that are designed to automate and accelerate the deployment of AI-enabled applications across the enterprise. By making advanced analytics accessible through conversational AI, Strategy One provides non-technical users with timely, actionable insights for decision-making.

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

As we transition our business strategy and product offerings to a cloud-native model, we are continuously enhancing our go-to-market and sales strategies with the goal of focusing on acquiring new customers, driving revenue growth, increasing margins, and streamlining our operations. As part of this strategic transformation, we have taken and will continue to take certain measures to optimize operational and organizational efficiency across all of our corporate functions.

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Revenues
Product licenses	$48,567	$75,351
Subscription services	106,776	81,179
Total product licenses and subscription services	155,343	156,530
Product support	243,805	263,888
Other services	64,308	75,843
Total revenues	463,456	496,261
Cost of revenues
Product licenses	3,060	1,929
Subscription services	42,440	31,776
Total product licenses and subscription services	45,500	33,705
Product support	33,289	22,434
Other services	50,679	53,805
Total cost of revenues	129,468	109,944
Gross profit	333,988	386,317
Operating expenses
Sales and marketing	138,081	149,671
Research and development	118,486	120,530
General and administrative	140,537	115,312
Digital asset impairment losses	1,789,862	115,851
Total operating expenses	2,186,966	501,364
Loss from operations	$(1,852,978)	$(115,047)

We have incurred significant impairment losses on our digital assets, and we have recognized gains upon sale of our digital assets, which have been presented net of any impairment losses within operating expenses. However, the accounting for our digital assets will change upon our adoption of ASU 2023-08 on January 1, 2025. See Note 3, Recent Accounting Standards, to the Consolidated Financial Statements for further information. As a result, fluctuations in the price of bitcoin and fair value changes associated therewith will have a significant impact on our future operating results.

In addition, we base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as interest expense on debt, declared dividends on our preferred stock, tax liabilities, office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected shortfall in our cash flow. Accordingly, we may be required to take actions to pay expenses, such as selling bitcoin or using proceeds from equity or debt financings, some of which could significantly impact our operating results in any period. We therefore believe that period-to-period comparisons of our operating results may not be a good indication of our future performance.

Share-based Compensation Expense

As discussed in Note 11, Share-based Compensation, to the Consolidated Financial Statements, under our 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”) and 2023 Equity Incentive Plan (as amended, the “2023 Equity Plan”, and together with the 2013 Equity Plan, the “Stock Incentive Plans”), we have awarded stock options to purchase shares of our class A common stock, restricted stock units, performance stock units, and certain other stock-based awards. Each restricted stock unit and performance stock unit represents a contingent right to receive a share of our class A common stock upon the satisfaction of applicable vesting requirements. We also provide opportunities for eligible employees to purchase shares of our class A common stock under our 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Share-based compensation expense (in thousands) from these awards was recognized in the following cost of revenues and operating expense line items for the periods indicated:

	Years Ended December 31,
	2024	2023
Cost of subscription services revenues	$392	$361
Cost of product support revenues	3,929	2,156
Cost of consulting revenues	1,780	1,940
Cost of education revenues	136	99
Sales and marketing	14,846	18,022
Research and development	14,357	13,549
General and administrative	41,684	33,444
Total share-based compensation expense	$77,124	$69,571

The $7.6 million increase in share-based compensation expense during 2024, as compared to the prior year, is primarily due to the grant of additional awards under the Stock Incentive Plans, partially offset by the forfeiture of certain awards and certain awards that became fully vested. As of December 31, 2024, we estimated that an aggregate of approximately $114.3 million of additional share-based compensation expense associated with the Stock Incentive Plans and the 2021 ESPP will be recognized over a remaining weighted average period of 2.3 years.

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

We review and analyze the SSP ranges we have established for product support, consulting services, and education services semi-annually, and these SSP ranges do not change significantly year to year. We also perform analyses on at least an annual basis using historical pricing data for both product license and subscription services transactions to assess whether the selling price is highly variable in order to support our conclusion that the residual method to estimate SSP of our product licenses and subscription services continues to be a fair allocation of the transaction price.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2024	2023	% Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$19,803	$39,193	-49.5%
International	28,764	36,158	-20.4%
Total product licenses revenues	48,567	75,351	-35.5%
Subscription Services
Domestic	66,820	52,528	27.2%
International	39,956	28,651	39.5%
Total subscription services revenues	106,776	81,179	31.5%
Total product licenses and subscription services revenues	$155,343	$156,530	-0.8%

Product licenses revenues. Product licenses revenues decreased $26.8 million during 2024, as compared to the prior year, primarily due to an overall decrease in the volume of deals. Our product licenses revenues may continue to experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Subscription services revenues. Subscription services revenues are derived from our cloud subscription service for commercial and government use and are recognized ratably over the service period in the contract. Subscription services revenues increased $25.6 million during 2024, as compared to the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2024	2023	% Change
Product Support Revenues:
Domestic	$144,869	$158,308	-8.5%
International	98,936	105,580	-6.3%
Total product support revenues	$243,805	$263,888	-7.6%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $20.1 million during 2024, as compared to the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services offerings. Our product support revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2024	2023	% Change
Other Services Revenues:
Consulting
Domestic	$27,646	$35,261	-21.6%
International	33,855	36,814	-8.0%
Total consulting revenues	61,501	72,075	-14.7%
Education	2,807	3,768	-25.5%
Total other services revenues	$64,308	$75,843	-15.2%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $10.6 million during 2024, as compared to the prior year, primarily due to a decrease in demand for domestic consulting services.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased $1.0 million during 2024, as compared to the prior year, primarily due to a decrease in demand for education services.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2024	2023	% Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$3,060	$1,929	58.6%
Subscription services	42,440	31,776	33.6%
Total product licenses and subscription services	45,500	33,705	35.0%
Product support	33,289	22,434	48.4%
Other services:
Consulting	48,374	51,311	-5.7%
Education	2,305	2,494	-7.6%
Total other services	50,679	53,805	-5.8%
Total cost of revenues	$129,468	$109,944	17.8%

Cost of product licenses revenues. Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change during 2024, as compared to the prior year.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs (including cloud hosting infrastructure costs), and personnel and related overhead costs. Cost of subscription services revenues increased $10.7 million during 2024, as compared to the prior year, primarily due to a $10.0 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers.

Cost of product support revenues. Cost of product support revenues consists of personnel and related overhead costs. Cost of product support revenues increased $10.9 million during 2024, as compared to the prior year, primarily due (i) a $3.7 million increase in salaries and personnel costs, (ii) a $2.8 million increase in variable compensation, (iii) a $1.8 million net increase in share-based compensation expense, (iv) a $1.0 million increase in severance costs due to headcount reductions, and (v) a $0.7 million increase in facility and other related support costs. Other than the increase in severance costs, these changes were primarily attributable to an increase in average staffing levels from the internal transfer of certain employees to product support functions, partially offset by the discontinuance of our Enterprise Support program during 2024, which previously resulted in compensation costs for certain consulting personnel being allocated to cost of product support revenues.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $2.9 million during 2024, as compared to the prior year, primarily due to (i) a $2.2 million decrease in variable compensation and (ii) a $1.9 million decrease in salaries and personnel costs attributable to a decrease in average staffing levels, partially offset by the discontinuance of our Enterprise Support program (pursuant to which costs associated with certain consulting personnel had been recognized in cost of product support revenues) during 2024, partially offset by (iii) a $1.9 million increase in subcontractor costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues did not materially change during 2024, as compared to the prior year.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage change for the periods indicated:

	Years Ended December 31,
	2024	2023	% Change
Sales and marketing expenses	$138,081	$149,671	-7.7%

Sales and marketing expenses decreased $11.6 million during 2024, as compared to the prior year, primarily due to (i) an $8.3 million decrease in variable compensation primarily attributable to an increase in net capitalized commissions driven by changes to our 2024 compensation plans that further incentivized cloud deals compared to the prior year, (ii) a $6.4 million decrease in employee salaries primarily attributable to a decrease in average staffing levels (including from the internal transfer of certain employees to product support functions), partially offset by wage increases, (iii) a $3.2 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards and the internal transfer of certain employees to product support functions, partially offset by the grant of additional awards under the Stock Incentive Plans and the fair value remeasurement of certain liability-classified awards upon exercise or at the end of the reporting period, and (iv) a $1.7 million decrease in facility and other related support costs, partially offset by (v) a $4.1 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans, (vi) a $3.0 million increase in marketing costs, and (vii) a $1.5 million increase in severance costs due to headcount reductions.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. The following table summarizes research and development expenses (in thousands) and related percentage change for the periods indicated:

	Years Ended December 31,
	2024	2023	% Change
Research and development expenses	$118,486	$120,530	-1.7%

Research and development expenses decreased $2.0 million during 2024, as compared to the prior year, primarily due to (i) a $6.1 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases, (ii) a $0.8 million decrease in variable compensation, and (iii) a $0.8 million decrease in facility and other related support costs, partially offset by (iv) a $3.8 million increase in severance costs due to headcount reductions, (v) a $1.5 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans and (vi) a $0.9 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by the forfeiture of certain awards.

General and administrative expenses. General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees, and third-party costs associated with our digital asset holdings. The following table sets forth general and administrative expenses (in thousands) and related percentage change for the periods indicated:

	Years Ended December 31,
	2024	2023	% Change
General and administrative expenses	$140,537	$115,312	21.9%

General and administrative expenses increased $25.2 million during 2024, as compared to the prior year, primarily due to (i) an $8.6 million increase in personnel costs primarily attributable to an increase in employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans, (ii) an $8.2 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by certain awards that became fully vested and the forfeiture of certain awards, (iii) a $6.1 million increase in legal, consulting, and other advisory costs, and (iv) a $4.4 million increase in custodial fees incurred on our bitcoin holdings, partially offset by (v) a $2.7 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, partially offset by wage increases. We expect general and administrative expenses to increase in future periods due in part to an increase in bitcoin custodial fees as a result of our significant bitcoin holdings, the recent increase in the market price of bitcoin, and our continued strategy to accumulate additional bitcoin for the foreseeable future.

Digital asset impairment losses. Digital asset impairment losses are recognized when the carrying value of our digital assets exceeds their lowest fair value at any time since their acquisition. Impaired digital assets are written down to fair value at the time of impairment, and such impairment loss cannot be recovered for any subsequent increases in fair value. Gains (if any) are not recorded until realized upon sale. The following table sets forth digital asset impairment losses (in thousands) and related percentage change for the periods indicated:

	Years Ended December 31,
	2024	2023	% Change
Digital asset impairment losses	$1,789,862	$115,851	1,445.0%

We did not sell any of our digital assets during 2024 or 2023. As mentioned above, the accounting for our digital assets will change upon our adoption of ASU 2023-08 on January 1, 2025 and we will no longer record digital asset impairment losses. Upon adoption of ASU 2023-08, we are required to report our digital assets at fair value, with resulting gains and losses from changes in fair value recognized in net income each reporting period. As a result, we expect fluctuations in the price of bitcoin to have a significant impact on our future operating results. See Note 3, Recent Accounting Standards, to the Consolidated Financial Statements for further information.

Interest Expense, Net

Interest expense, net, primarily relates to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. The following table sets forth interest expense, net (in thousands) for the periods indicated:

	Years Ended December 31,
	2024	2023
Interest expense, net:
2025 Convertible Notes	$3,865	$7,918
2027 Convertible Notes	4,046	4,029
2028 Convertible Notes	2,939	0
2029 Convertible Notes	787	0
2030 Convertible Notes	7,241	0
2031 Convertible Notes	6,063	0
2032 Convertible Notes	11,067	0
2028 Secured Notes	23,915	32,271
2025 Secured Term Loan	0	3,812
Other interest expense, net	2,018	930
Total interest expense, net	$61,941	$48,960

Interest expense, net, increased $13.0 million during 2024, as compared to the prior year, primarily as a result of (i) interest incurred related to the 2032 Convertible Notes (which were issued in June 2024), (ii) interest incurred related to the 2030 Convertible Notes and 2031 Convertible Notes (which were each issued in March 2024), (iii) interest incurred related to the 2028 Convertible Notes (which were issued in September 2024), and (iv) interest incurred related to trade credits with our bitcoin execution partners (which are included within “Other interest (income) expense, net” in the table above), partially offset by (iv) the 2028 Secured Notes having been redeemed in their entirety on September 26, 2024, (v) the 2025 Convertible Notes having been converted or redeemed in their entirety by July 15, 2024, and (vi) the repayment of the 2025 Secured Term Loan in March 2023. Refer to Note 8, Long-term Debt, to the Consolidated Financial Statements for further information. Our future interest expense may be significantly impacted by any new debt issuances, as well as redemptions or conversions of existing debt instruments.

(Loss) Gain on Debt Extinguishment

In 2024, the $22.9 million loss on debt extinguishment resulted from the redemption of the 2028 Secured Notes. In 2023, the $44.7 million gain on debt extinguishment resulted from the repayment of the 2025 Secured Term Loan. Refer to Note 8, Long-term Debt, to the Consolidated Financial Statements for further information.

Other Income (Expense), Net

Other income, net, of $3.5 million in 2024 was comprised primarily of foreign currency transaction net gains. Other expense, net, of $5.2 million in 2023 was comprised primarily of foreign currency transaction net losses.

Benefit from Income Taxes

During 2024, we recorded a benefit from income taxes of $767.7 million on a pre-tax loss of $1.934 billion that resulted in an effective tax rate of 39.7%, as compared to a benefit from income taxes of $553.6 million on a pre-tax loss of $124.5 million that resulted in an effective tax rate of 444.6% during 2023. During 2024, our benefit from income taxes primarily related to (i) a tax benefit from an increase in our deferred tax asset related to the impairment on our bitcoin holdings and (ii) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units). During 2023, our benefit from income taxes primarily related to the release of a valuation allowance on our deferred tax asset related to the impairment on our bitcoin holdings, attributable to the increase in market value of bitcoin as of December 31, 2023 compared to December 31, 2022.

The U.S. Tax Cuts and Jobs Act imposed a mandatory deemed repatriation transition tax (“Transition Tax”) on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. As of December 31, 2024, $9.2 million of the Transition Tax was unpaid, all of which is included in “Accounts payable, accrued expenses, and operating lease liabilities” in our Consolidated Balance Sheet.

As of December 31, 2024, we had $775.9 million of U.S. federal net operating loss (“NOL”) carryforwards and $5.9 million of foreign NOL carryforwards. As of December 31, 2024, we also had gross state NOLs of $1.207 billion of which $381.1 million will expire between 2034 and 2044 and the remainder can be carried forward indefinitely. As of December 31, 2024, digital asset impairment losses, other temporary differences and carryforwards resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $1.525 billion.

As of December 31, 2024, we had a valuation allowance of $0.5 million primarily related to foreign tax credits in certain jurisdictions. Our largest deferred tax asset relates to the impairment on our bitcoin holdings which will reverse upon our adoption of ASU 2023-08 on January 1, 2025. If the market value of bitcoin at a future date is less than the average cost of our bitcoin holdings at such reporting date, we may be required to establish a valuation allowance against our U.S. deferred tax assets. We routinely consider actions necessary to preserve or utilize tax attributes. We will continue to regularly assess the realizability of deferred tax assets.

As of December 31, 2024, we have not indefinitely reinvested any of our undistributed foreign earnings and have recorded a deferred tax liability of $4.0 million on undistributed foreign earnings related to foreign withholding tax and U.S. state income taxes.

The U.S. enacted the IRA in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA imposes a 15% CAMT on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. Due to our adoption of ASU 2023-08, we were required to recognize a cumulative-effect adjustment of $12.745 billion to the opening balance of our retained earnings as of January 1, 2025. We will additionally be required to recognize unrealized gains or losses from changes in the fair value of digital assets in future reporting periods as income or losses. For purposes of calculating the adjusted financial statement income, we will be required to ratably allocate from 2025 through 2028 the increase to our retained earnings. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year. Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations, when finalized, are revised to provide relief (or other interim relief is granted), we could become subject to CAMT in the tax years 2026 and beyond. As the taxes to which we are subject will depend in significant part on the future price of bitcoin and the size of our bitcoin holdings, we are not able to estimate the impact of CAMT on our future income tax expense. See “Risk Factors—Risks Related to Our Business in

General—Unrealized fair value gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.”

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2024	2023
Current:
Deferred product licenses revenue	$1,777	$3,579
Deferred subscription services revenue	107,119	65,512
Deferred product support revenue	124,684	152,012
Deferred other services revenue	4,394	7,059
Total current deferred revenue and advance payments	$237,974	$228,162
Non-current:
Deferred product licenses revenue	$174	$0
Deferred subscription services revenue	2,263	3,097
Deferred product support revenue	2,111	4,984
Deferred other services revenue	422	443
Total non-current deferred revenue and advance payments	$4,970	$8,524
Total current and non-current:
Deferred product licenses revenue	$1,951	$3,579
Deferred subscription services revenue	109,382	68,609
Deferred product support revenue	126,795	156,996
Deferred other services revenue	4,816	7,502
Total current and non-current deferred revenue and advance payments	$242,944	$236,686

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below. Total deferred revenue and advance payments increased $6.3 million in 2024, as compared to the prior year, primarily due to (i) an increase in deferred revenue from subscription services contracts, partially offset by (ii) a decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of December 31, 2024, we had an aggregate transaction price of $454.9 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. We expect to recognize approximately $278.4 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity.

Principal and Potential Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. As of December 31, 2024 and 2023, we held cash and cash equivalents of (i) $8.8 million and $10.5 million, respectively, through our U.S. entities and (ii) $29.3 million and $36.3 million, respectively, through our non-U.S. entities. We earn a significant amount of our revenues outside the United States and we repatriated foreign earnings and profits of $6.5 million during 2024 and $20.3 million during 2023.

Under our Treasury Reserve Policy and bitcoin strategy, we use a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets. As of December 31, 2024, we held approximately 447,470 bitcoins, all of which are unencumbered. As of February 14, 2025, we held approximately 478,740 bitcoins, all of which are unencumbered, and which had an aggregate market value of $46.551 billion, based on the market price of one bitcoin as reported on the Coinbase exchange as of 4:00 p.m. Eastern Time. As discussed further below, although we do not anticipate needing to use our bitcoin to meet our obligations in the next twelve months, we believe our substantial bitcoin holdings can serve as a source of liquidity, if necessary. See “—Availability of Bitcoin for Liquidity” below.

On October 30, 2024, we filed a prospectus for a new at-the-market equity offering program pursuant to which we may sell class A common stock having an aggregate offering price of up to $21 billion from time to time. As of December 31, 2024 and February 14, 2025, approximately $6.775 billion and $4.168 billion, respectively, of our class A common stock remained available for issuance and sale pursuant to the October 2024 Sales Agreement. To the extent we make sales under the October 2024 Sales agreement, we can use the net proceeds from such sales for general corporate purposes, including the acquisition of bitcoin and for working capital. See “—At-the-Market Equity Offerings” below.

Contractual and Other Obligations

Our material contractual obligations (explained in further detail in the Notes to the Consolidated Financial Statements, as referenced below) and cash requirements consist of:

•
principal and interest payments related to our long-term debt (Note 8, Long-term Debt), which includes:
o
principal due upon maturity of our long-term debt instruments in the aggregate of $7.272 billion;
o
$3.2 million in coupon interest due each semi-annual period for the 2028 Convertible Notes;
o
$2.5 million in coupon interest due each semi-annual period for the 2030 Convertible Notes;
o
$2.6 million in coupon interest due each semi-annual period for the 2031 Convertible Notes;
o
$9.0 million in coupon interest due each semi-annual period for the 2032 Convertible Notes; and
o
$0.1 million due monthly in principal and interest related to our other long-term secured debt;
•
payments under various purchase agreements, primarily related to third-party cloud hosting services, third-party software supporting our products, marketing, and operations, and a new corporate aircraft (Note 9, Commitments and Contingencies);
•
rent payments under noncancellable operating leases (Note 7, Leases);
•
payments related to the Transition Tax (Note 9, Commitments and Contingencies); and
•
ongoing personnel-related expenditures and vendor payments.

In addition, on February 5, 2025 we issued and sold 7,300,000 shares of our 8.00% Series A Perpetual Strike Preferred Stock (“Series A Strike Preferred”), at a price to the public of $80.00 per share, for net proceeds of approximately $563.4 million, after deducting the underwriting discounts and commissions and our estimated offering expenses. We listed the Series A Strike Preferred for trading on the Nasdaq Global Select Market under the symbol “STRK” and trading commenced on February 6, 2025. The outstanding shares of Series A Strike Preferred have an aggregate liquidation preference of $730.0 million and accumulate cumulative dividends, which we refer to as “regular dividends,” at a rate per annum equal to 8.00% on the liquidation preference thereof, regardless of whether or not declared or funds are legally available for their payment. Subject to the other terms of the Series A Strike Preferred, which are set forth in the Certificate of Designations of the Series A Strike Preferred (the “Certificate of Designations”), which is filed as Exhibit 3.4 to this Annual Report on Form 10-K, regular dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on each regular dividend payment date to the holders of record of the Series A Strike Preferred as of the close of business on the regular record date immediately preceding the applicable regular dividend payment date.

Declared regular dividends on the Series A Strike Preferred are payable, at our election, in cash, shares of our class A common stock or a combination of cash and shares of our class A common stock, in the manner, and subject to the terms, set forth in the Certificate of Designations. If we elect to pay any portion of a declared regular dividend in shares of our class A common stock, then those shares will be valued at 95% of the “daily VWAP” (as defined in the Certificate of Designations) per share of class A common stock on the third “VWAP trading day” (as defined in the Certificate of Designations) preceding the regular dividend payment date for such regular dividend. However, notwithstanding anything to the contrary, in no event will the total number of shares of class A common stock issuable per share of Series A Strike Preferred as payment for a declared regular dividend exceed an amount equal to (x) the total dollar amount of such declared regular dividend per share of Series A Strike Preferred divided by (y) the “floor price”, which is initially equal to $119.03 per share of class A common stock and is subject to adjustment in the manner specified in the Certificate of Designations. If the number of shares that we deliver is limited as a result of this provision, then we will, to the extent we are legally able to do so and not prohibited by the terms of any “dividend senior stock” (as defined in the Certificate of Designations), declare and pay the related deficiency in cash. If any accumulated regular dividend (or any portion thereof) on the Series A Strike Preferred is not paid on the applicable regular dividend payment date (or, if such regular dividend payment date is not a business day, the next business day), then additional regular dividends, which we refer to as “compounded dividends,” will accumulate on the amount of such unpaid regular dividend, compounded quarterly at the regular dividend rate, from, and including, such regular dividend payment date to, but excluding, the date the same, including all compounded dividends thereon, is paid in full. We expect to fund any dividends paid in cash on the Series A Strike Preferred primarily through additional capital raising activities, including, but not limited to, at-the-market offerings of our class A common stock.

Short-term and Long-term Liquidity

Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, dividend obligations on the Series A Strike Preferred to the extent that we do not pay such dividends in the form of shares of our class A common stock, and contractual obligations due within the next twelve months. We expect our cash and cash equivalents, as of December 31, 2024, together with cash and cash equivalents generated by our operations, will not be sufficient to satisfy these obligations over the next twelve months. However, we anticipate being able to use proceeds from equity or debt financings to meet these obligations. Our ability to obtain equity and debt financing is subject to market conditions and other factors outside of our control, and we may not be able to obtain equity or debt financing in a timely manner, on favorable terms, or at all. Although we do not anticipate needing to use our bitcoin to meet our short-term obligations, to the extent necessary, we would seek to use proceeds from the sale of our bitcoin to meet such obligations. See “—Availability of Bitcoin for Liquidity” below and “Item 1A. Risk Factors— Risks Related to Our Business in General— A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations” for additional information.

Long-Term Liquidity. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt and for payment of dividends on the Series A Strike Preferred to the extent that we do not pay such dividends in the form of shares of our class A common stock. We also have long-term cash requirements for obligations related to our operating leases, delivery of our new corporate aircraft, our various purchase agreements, and potentially CAMT. We expect our cash and cash equivalents as of December 31, 2024, together with cash and cash equivalents generated by our operations, will not be sufficient to satisfy these obligations. As a result, we would seek to satisfy these obligations through various options that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include proceeds from equity or debt financings, or the sale of our bitcoin. See “—Availability of Bitcoin for Liquidity” below and “Item 1A. Risk Factors—Risks Related to Our Business in General—A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations” for additional information.

Furthermore, if the conditional conversion features of the Convertible Notes are triggered, we may elect to settle the conversions of Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Convertible Notes. On January 24, 2025, we delivered a notice of full redemption (the “Notice”) to the trustee of our 2027 Convertible Notes. See “—Long-term Debt” below for additional information.

In addition, while the 2028 Convertible Notes, the 2029 Convertible Notes, the 2030 Convertible Notes, the 2031 Convertible Notes, and the 2032 Convertible Notes have maturity dates of September 15, 2028, December 1, 2029, March 15, 2030, March 15, 2031, and June 15, 2032, respectively, the holders of these Convertible Notes each have the right to require us to repurchase for cash all or any portion of these Convertible Notes on September 15, 2027, in the case of the 2028 Convertible Notes, June 1, 2028, in the case of the 2029 Convertible Notes, September 15, 2028, in the case of the 2030 Convertible Notes and the 2031 Convertible Notes, or June 15, 2029, in the case of the 2032 Convertible Notes, at a repurchase price in each case equal to 100% of the principal amount of the applicable Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.

Availability of Bitcoin for Liquidity

We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our liquidity needs, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Item 1A. Risk Factors— Risks Related to Our Bitcoin Strategy and Holdings—Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.”

Cash flows

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Years Ended December 31,
	2024	2023	% Change
Net cash (used in) provided by operating activities	$(53,032)	$12,712	517.2%
Net cash used in investing activities	$(22,086,237)	$(1,905,237)	1059.2%
Net cash provided by financing activities	$22,132,641	$1,889,886	1071.1%

Net cash (used in) provided by operating activities. The primary source of our cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. In 2024 and 2023, non-cash items to further reconcile net (loss) income to net cash (used in) provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, credit losses and sales allowances, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, digital asset impairment losses, amortization of the issuance costs on our long-term debt, and gains and losses on extinguishment of debt.

Net cash used in operating activities was $53.0 million in 2024, compared to net cash provided by operating activities of $12.7 million in 2023. The change in operating cash flows was due to a $1.596 billion decrease in net income and a $21.7 million decrease from changes in operating assets and liabilities, which was partially offset by a $1.552 billion net increase in non-cash items (principally related to digital asset impairment losses and losses on the extinguishment of certain debt instruments, partially offset by deferred taxes). In particular, our cash from operations has been negatively impacted by our continued transition of customers to subscription services offerings, which have resulted in (i) reduced cash collections due to lower revenues and invoicing over multiple years, (ii) increased costs of our cloud infrastructure to support increased usage, and (iii) increased commissions paid to our sales team to incentivize cloud migrations. We have also incurred additional employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans, legal and consulting fees, rent expense payments, marketing costs, and bitcoin custodial fees. Our interest payments in 2024 increased compared to the prior year primarily due to interest and fees incurred on trade credits or delayed settlements related to our bitcoin purchases. Cash paid for interest on our debt obligations did not materially change from the prior year due to the extinguishment of the 2028 Secured Notes and 2025 Convertible Notes in 2024 and the Secured Term Loan in 2023, for which the reduction in cash interest was substantially offset by increases in interest paid on the 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes issued in 2024. Our cash from operations was favorably impacted in the current year by a significant reduction in income tax payments (net of refunds) and decreases in headcount, which resulted in reduced salary expenses, partially offset by increases in severance costs.

Net cash used in investing activities. In 2024 and 2023, the changes in net cash used in investing activities primarily relate to purchases of digital assets, advance deposits on a new corporate aircraft, and expenditures on property and equipment. Net cash used in investing activities increased $20.181 billion during 2024, as compared to the prior year, primarily due to a $20.170 billion increase in purchases of bitcoins and a $10.5 million deposit on a new corporate aircraft. During 2024, we purchased $22.073 billion of bitcoin using net proceeds from the sale of class A common stock under our at-the-market equity offering programs, net proceeds from the issuances of our 2030 Convertible Notes, 2031 Convertible Notes, 2032 Convertible Notes, 2028 Convertible Notes, and 2029 Convertible Notes, and Excess Cash. During 2023, we purchased $1.902 billion of bitcoin using net proceeds from the sale of class A common stock under our at-the-market offering programs, and Excess Cash.

Net cash provided by financing activities. In 2024 and 2023, the changes in cash provided by and used in financing activities primarily relate to the issuance and subsequent repayment of our long-term debt, the sale of class A common stock under our at-the-market equity offering programs, the exercise or vesting of certain awards under the Stock Incentive Plans, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities increased $20.243 billion during 2024, as compared to the prior year, primarily due to (i) a $14.310 billion increase in net proceeds from the sale of class A common stock under our at-the-market equity offering programs during 2024 as compared to 2023, (ii) a $6.133 billion increase in long-term debt proceeds, net of issuance costs during 2024 as compared to 2023, (iii) the $160.0 million repayment of the 2025 Secured Term Loan and related third-party extinguishment costs during 2023, which was repaid using proceeds from our sale of class A common stock offered under our at-the-market equity offering programs, and (iv) a $153.8 million increase in proceeds from the exercise of stock options under the Stock Incentive Plans during 2024 as compared to 2023, partially offset by (v) the $515.4 million repayment of the 2028 Secured Notes and related third-party extinguishment costs during 2024, which was repaid using proceeds from the issuance of the 2028 Convertible Notes.

Long-term Debt

The terms of each of the long-term debt instruments described below are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements.

In December 2020, we issued $650.0 million aggregate principal amount of the 2025 Convertible Notes; in February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes; in March 2024, we issued $800.0 million aggregate principal amount of the 2030 Convertible Notes and $603.8 million aggregate principal amount of the 2031 Convertible Notes; in June 2024, we issued $800.0 million aggregate principal amount of the 2032 Convertible Notes; in September 2024 we issued $1.010 billion aggregate principal amount of the 2028 Convertible Notes; and in November 2024 we issued $3.000 billion aggregate principal amount of the 2029 Convertible Notes. We principally used the net proceeds from the issuances of the Convertible Notes to acquire bitcoin, and we used a portion of the net proceeds from the 2028 Convertible Notes to redeem the 2028 Secured Notes, as discussed further below. During 2024 and 2023, we paid $16.5 million and $4.9 million, respectively, in interest to holders of the Convertible Notes. During 2024, we issued 16,323,050 shares of class A common stock and paid a nominal amount of cash in lieu of fractional shares in connection with conversions of $649.7 million aggregate principal amount of 2025 Convertible Notes and on July 15, 2024 redeemed $0.3 million aggregate principal amount of 2025 Convertible Notes, constituting all of the 2025 Convertible Notes then outstanding, at an aggregate redemption price of $0.3 million, equal to 100% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued and unpaid interest, to but excluding such date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. During 2024 and 2023, we paid $23.9 million and $30.6 million, respectively, in interest to holders of the 2028 Secured Notes. On September 26, 2024, we redeemed all of the outstanding 2028 Secured Notes at an aggregate redemption price of approximately $523.9 million and all collateral securing the 2028 Secured Notes was released.

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

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. During 2024 and 2023, we paid $1.1 million and $1.1 million, respectively, in principal and interest to the lender.

Other than as discussed above, during 2024 and 2023, we did not repurchase or prepay any of our outstanding debt. We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also seek to prepay our outstanding indebtedness. The amounts involved in any such repurchase or prepayment may be material. We could seek to fund any such debt repurchases or prepayments using proceeds from equity offerings that we may choose to undertake from time-to-time.

On January 24, 2025, we delivered the Notice to the trustee for full redemption of our 2027 Convertible Notes. The Notice calls for the redemption of all of the outstanding 2027 Convertible Notes (the “Redemption”) on February 24, 2025 (the “Redemption Date”), at a redemption price equal to 100% of the principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to but excluding the Redemption Date, unless earlier converted. As a result of the delivery of the Notice, at any time prior to 5:00 p.m., New York City time, on February 20, 2025, the 2027 Convertible Notes are convertible, at the option of the holders of the 2027 Convertible Notes, at the applicable conversion rate of 7.0234 shares of our class A common stock per $1,000 principal amount (reflecting a conversion price of $142.38 per share (the “Adjusted Conversion Price”). We have elected to settle our conversion obligation with respect to the 2027 Convertible Notes by delivering solely shares of our class A common stock, together with cash in lieu of any fractional shares.

Prior to our delivery of the Notice, we received conversion requests at the original conversion price of $143.25 per share for approximately $1.8 million in principal amount of 2027 Convertible Notes. Subsequent to our delivery of the Notice, we have received conversion requests at the Adjusted Conversion Price. As of February 14, 2025, we have received from holders of the 2027 Convertible Notes conversion requests with respect to $857.4 million in aggregate principal amount of the 2027 Convertible Notes, which equates to the issuance upon settlement of 6,022,026 shares of our class A common stock in the aggregate.

At-the-Market Equity Offerings

From time to time, we have entered into sales agreements with agents pursuant to which we could issue and sell shares of our class A common stock through at-the-market equity offering programs. See Note 13, At-the-Market Equity Offerings, to the Consolidated Financial Statements for additional information regarding sales of our class A common stock pursuant to each of the sales agreements that were active during 2024 and 2023.

The following table sets forth total shares sold and total net proceeds received (net of sales commissions and expenses) from shares sold under our at-the-market equity offering programs during the years ended December 31, 2024 and 2023 (in thousands, except number of shares):

	Years Ended December 31,
	2024	2023
Total shares sold pursuant to at-the-market equity offering programs	52,308,512	50,978,900
Total net proceeds received from shares sold pursuant to at-the-market equity offering programs	$16,329,857	$2,020,089

As of December 31, 2024, approximately $6.775 billion of our class A common stock remained available for issuance and sale pursuant to the October 2024 Sales Agreement. As of February 14, 2025, approximately $4.168 billion of our class A common stock remained available for issuance and sale pursuant to the October 2024 Sales Agreement. The remaining sales agreements have been terminated or substantially depleted prior to December 31, 2024.

Unrecognized tax benefits

As of December 31, 2024, we had $10.2 million of total gross unrecognized tax benefits, including accrued interest, $2.9 million of which was recorded in “Other long-term liabilities” and $7.3 million of which was recorded in “Deferred tax assets, net.” The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect any significant tax payments related to unrecognized tax benefits during 2025.

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

	Years Ended December 31,
	2024	2023
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(1,852,978)	$(115,047)
Share-based compensation expense	77,124	69,571
Non-GAAP loss from operations	$(1,775,854)	$(45,476)

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

	Years Ended December 31,
	2024	2023
Reconciliation of non-GAAP net (loss) income:
Net (loss) income	$(1,166,661)	$429,121
Share-based compensation expense	77,124	69,571
Interest expense arising from amortization of debt issuance costs	15,336	8,808
Loss (gain) on debt extinguishment	22,933	(44,686)
Income tax effects (1)	(243,102)	(6,062)
Non-GAAP net (loss) income	$(1,294,370)	$456,752

Reconciliation of non-GAAP diluted (loss) earnings per share (2):
Diluted (loss) earnings per share	$(6.06)	$2.64
Share-based compensation expense (per diluted share)	0.40	0.42
Interest expense arising from amortization of debt issuance costs (per diluted share) (3)	0.08	0.01
Loss (gain) on debt extinguishment (per diluted share)	0.12	(0.27)
Income tax effects (per diluted share) (3)	(1.26)	(0.02)
Non-GAAP diluted (loss) earnings per share	$(6.72)	$2.78

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
(3)
For the year ended December 31, 2023, interest expense from the amortization of issuance costs of the Convertible Notes has been added back to the numerator in the GAAP diluted earnings per share calculation (as disclosed in Note 12, Basic and Diluted (Loss) Earnings per Share, to the Consolidated Financial Statements), and therefore the per diluted share effects of the amortization of issuance costs of the Convertible Notes have been excluded from the “Interest expense arising from amortization of debt issuance costs (per diluted share)” and “Income tax effects (per diluted share)” lines in the above reconciliation for the year ending December 31, 2023.

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

	Years Ended
	December 31,
	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2024	2024	2024	2023	2024	2024
Product licenses revenues	$48,567	$(504)	$49,071	$75,351	-35.5%	-34.9%
Subscription services revenues	106,776	65	106,711	81,179	31.5%	31.5%
Product support revenues	243,805	(214)	244,019	263,888	-7.6%	-7.5%
Other services revenues	64,308	(43)	64,351	75,843	-15.2%	-15.2%
Cost of product support revenues	33,289	34	33,255	22,434	48.4%	48.2%
Cost of other services revenues	50,679	284	50,395	53,805	-5.8%	-6.3%
Sales and marketing expenses	138,081	(273)	138,354	149,671	-7.7%	-7.6%
Research and development expenses	118,486	(190)	118,676	120,530	-1.7%	-1.5%
General and administrative expenses	140,537	56	140,481	115,312	21.9%	21.8%

	GAAP	Foreign Currency Exchange Rate Impact (1)	Non-GAAP Constant Currency (2)	GAAP	GAAP % Change	Non-GAAP Constant Currency % Change (3)
	2023	2023	2023	2022	2023	2023
Product licenses revenues	$75,351	$300	$75,051	$86,498	-12.9%	-13.2%
Subscription services revenues	81,179	296	80,883	60,746	33.6%	33.1%
Product support revenues	263,888	1,514	262,374	266,521	-1.0%	-1.6%
Other services revenues	75,843	186	75,657	85,499	-11.3%	-11.5%
Cost of product support revenues	22,434	46	22,388	21,264	5.5%	5.3%
Cost of other services revenues	53,805	666	53,139	55,283	-2.7%	-3.9%
Sales and marketing expenses	149,671	694	148,977	146,882	1.9%	1.4%
Research and development expenses	120,530	(1,163)	121,693	127,428	-5.4%	-4.5%
General and administrative expenses	115,312	235	115,077	111,421	3.5%	3.3%

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

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin and, as of December 31, 2024, we held approximately 447,470 bitcoins. The carrying value of our bitcoins as of December 31, 2024 was $23.909 billion, which reflects cumulative impairments of $4.059 billion, on our Consolidated Balance Sheet. As discussed in Note 2(g), Summary of Significant Accounting Policies – Digital Assets, to the Consolidated Financial Statements, we account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin on the Coinbase exchange (our principal market for bitcoin) ranged from a low of $38,501.00 to a high of $108,388.88 during the year ended December 31, 2024, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the year ended December 31, 2024, we incurred impairment losses of $1.790 billion on our bitcoin. However, as previously discussed, the accounting for our digital assets will change upon our adoption of ASU 2023-08 on January 1, 2025. See Note 3, Recent Accounting Standards, to the Consolidated Financial Statements for further information.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 44.0%, 42.7%, and 41.0% of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of December 31, 2024, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 5.7%. If average exchange rates during the year ended December 31, 2024 had changed unfavorably by 10%, our revenues for the year ended December 31, 2024 would have decreased by 3.9%. During the year ended December 31, 2024, our revenues were not significantly impacted by changes in weighted average exchange rates, as compared to the prior year.

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

Under the oversight of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has determined that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

2024 Cash Bonus Determinations for Certain Executive Officers

On February 17, 2025, the Company’s Compensation Committee determined cash bonus awards for the following executive officers of the Company in the amounts set forth opposite their names, with respect to their performance in 2024:

Phong Le	$880,000
President & Chief Executive Officer
Andrew Kang	$550,000
Executive Vice President & Chief Financial Officer
W. Ming Shao	$550,000

Executive Vice President & General Counsel

The Company’s Compensation Committee determined the foregoing awards based on its subjective evaluation of the performance of these executive officers in the context of general economic and industry conditions and Company performance during 2024.

Salary Determinations for Certain Executive Officers

On February 17, 2025, the Company’s Compensation Committee approved the annual salaries of the following executive officers of the Company, in the amounts set forth opposite their names, effective January 1, 2025:

Michael Saylor Executive Chairman	$1
Phong Le	$1,100,000
Andrew Kang	$700,000
W. Ming Shao	$700,000

Annual Discretionary Cash Bonus Targets for Certain Executive Officers

On February 17, 2025, the Company’s Compensation Committee established an annual discretionary cash bonus target for 2025 for the following executive officers of the Company in the amounts set forth opposite their names:

Phong Le	$1,300,000
Andrew Kang	$600,000
W. Ming Shao	$500,000

Awards pursuant to the foregoing discretionary cash bonus target will be determined by the Company’s Compensation Committee based on its subjective evaluation of the performance of each of the executive officers in the context of general economic and industry conditions and the Company’s performance and achievement of its operational objectives during the year.

Rule 10b5-1 Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report,” and “Corporate Governance and the Board of Directors and its Committees – Compensation Committee” in the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation – Equity Compensation Plan Information” in the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2025 Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

MicroStrategy Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited MicroStrategy Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and the financial statement schedule, Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 18, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

MicroStrategy Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule, Schedule II, Valuation and Qualifying Accounts, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of audit evidence pertaining to the existence and control of the digital assets

As discussed in Notes 2(g) and 4 to the consolidated financial statements, the Company accounts for its digital assets as indefinite-lived intangible assets. The digital assets are recorded at cost, net of any impairment losses incurred since acquisition. As of December 31, 2024, the carrying value of the Company’s digital assets was $23.909 billion, net of $4.059 billion in cumulative impairments.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to the custodial records. We involved IT professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the digital assets process performed at the custodial locations, related specifically to the generation of the private cryptographic keys, the storing of these keys, and the reconciliation of digital assets per the custodial service ledgers to the public blockchain. We obtained confirmation of the Company’s digital assets in custody as of December 31, 2024 and compared the total digital assets confirmed to the Company’s record of digital asset holdings. We also compared the Company’s record of digital asset transactions to the records on the public blockchain using a software audit tool. We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

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

McLean, Virginia

February 18, 2025

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$38,117	$46,817
Restricted cash	1,780	1,856
Accounts receivable, net	181,203	183,815
Prepaid expenses and other current assets	31,224	35,407
Total current assets	252,324	267,895
Digital assets	23,909,373	3,626,476
Property and equipment, net	26,327	28,941
Right-of-use assets	54,560	57,343
Deposits and other assets	75,794	24,300
Deferred tax assets, net	1,525,307	757,573
Total assets	$25,843,685	$4,762,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$52,982	$43,090
Accrued compensation and employee benefits	58,362	50,045
Accrued interest	5,549	1,493
Current portion of long-term debt, net	517	483
Deferred revenue and advance payments	237,974	228,162
Total current liabilities	355,384	323,273
Long-term debt, net	7,191,158	2,182,108
Deferred revenue and advance payments	4,970	8,524
Operating lease liabilities	56,403	61,086
Other long-term liabilities	5,379	22,208
Deferred tax liabilities	407	357
Total liabilities	7,613,701	2,597,556
Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 226,138 shares issued and 226,138 shares outstanding, and 157,725 shares issued and 149,041 shares outstanding, respectively	226	24
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 19,640 shares issued and outstanding, and 19,640 shares issued and outstanding, respectively	20	2
Additional paid-in capital	20,411,998	3,957,728
Treasury stock, at cost; 0 shares and 8,684 shares, respectively	0	(782,104)
Accumulated other comprehensive loss	(15,384)	(11,444)
Accumulated deficit	(2,166,876)	(999,234)
Total stockholders’ equity	18,229,984	2,164,972
Total liabilities and stockholders’ equity	$25,843,685	$4,762,528

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Product licenses	$48,567	$75,351	$86,498
Subscription services	106,776	81,179	60,746
Total product licenses and subscription services	155,343	156,530	147,244
Product support	243,805	263,888	266,521
Other services	64,308	75,843	85,499
Total revenues	463,456	496,261	499,264
Cost of revenues:
Product licenses	3,060	1,929	1,672
Subscription services	42,440	31,776	24,770
Total product licenses and subscription services	45,500	33,705	26,442
Product support	33,289	22,434	21,264
Other services	50,679	53,805	55,283
Total cost of revenues	129,468	109,944	102,989
Gross profit	333,988	386,317	396,275
Operating expenses:
Sales and marketing	138,081	149,671	146,882
Research and development	118,486	120,530	127,428
General and administrative	140,537	115,312	111,421
Digital asset impairment losses (gains on sale), net	1,789,862	115,851	1,286,286
Total operating expenses	2,186,966	501,364	1,672,017
Loss from operations	(1,852,978)	(115,047)	(1,275,742)
Interest expense, net	(61,941)	(48,960)	(53,136)
(Loss) gain on debt extinguishment	(22,933)	44,686	0
Other income (expense), net	3,506	(5,204)	6,413
Loss before income taxes	(1,934,346)	(124,525)	(1,322,465)
(Benefit from) provision for income taxes	(767,685)	(553,646)	147,332
Net (loss) income	(1,166,661)	429,121	(1,469,797)
Basic (loss) earnings per share (1)	$(6.06)	$3.14	$(12.98)
Weighted average shares outstanding used in computing basic (loss) earnings per share	192,549	136,706	113,209
Diluted (loss) earnings per share (1)	$(6.06)	$2.64	$(12.98)
Weighted average shares outstanding used in computing diluted (loss) earnings per share	192,549	165,662	113,209

(1) Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net (loss) income	$(1,166,661)	$429,121	$(1,469,797)
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(3,940)	2,357	(6,258)
Total other comprehensive (loss) income	(3,940)	2,357	(6,258)
Comprehensive (loss) income	$(1,170,601)	$431,478	$(1,476,055)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

				Class B					Accumulated	(Accumulated
		Class A		Convertible		Additional			Other	Deficit)
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings
Balance at January 1, 2022	$978,958	101,899	$18	19,640	$2	$1,727,143	(8,684)	$(782,104)	$(7,543)	$41,442
Net loss	(1,469,797)	0	0	0	0	0	0	0	0	(1,469,797)
Other comprehensive loss	(6,258)	0	0	0	0	0	0	0	(6,258)	0
Issuance of class A common stock upon exercise of stock options	1,393	101	0	0	0	1,393	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	4,473	159	0	0	0	4,473	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(2,213)	187	0	0	0	(2,213)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	46,219	2,186	0	0	0	46,219	0	0	0	0
Share-based compensation expense	64,105	0	0	0	0	64,105	0	0	0	0
Balance at December 31, 2022	$(383,120)	104,532	$18	19,640	$2	$1,841,120	(8,684)	$(782,104)	$(13,801)	$(1,428,355)
Net income	429,121	0	0	0	0	0	0	0	0	429,121
Other comprehensive income	2,357	0	0	0	0	0	0	0	2,357	0
Issuance of class A common stock upon exercise of stock options	30,519	1,756	1	0	0	30,518	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	3,955	198	0	0	0	3,955	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(4,344)	260	0	0	0	(4,344)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	2,020,089	50,979	5	0	0	2,020,084	0	0	0	0
Share-based compensation expense	66,395	0	0	0	0	66,395	0	0	0	0
Balance at December 31, 2023	$2,164,972	157,725	$24	19,640	$2	$3,957,728	(8,684)	$(782,104)	$(11,444)	$(999,234)
Net loss	(1,166,661)	0	0	0	0	0	0	0	0	(1,166,661)
Other comprehensive loss	(3,940)	0	0	0	0	0	0	0	(3,940)	0
Par value adjustment for class A and B common stock issued upon stock split	0	0	157	0	18	(175)	0	0	0	0
Retirement of treasury stock	0	(8,684)	(9)	0	0	(781,114)	8,684	782,104	0	(981)
Issuance of class A common stock upon exercise of stock options	184,287	7,826	2	0	0	184,285	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	4,304	94	0	0	0	4,304	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	(2,207)	545	0	0	0	(2,207)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	16,329,857	52,309	50	0	0	16,329,807	0	0	0	0
Issuance of class A common stock upon conversions of convertible senior notes	645,164	16,323	2	0	0	645,162	0	0	0	0
Share-based compensation expense	74,208	0	0	0	0	74,208	0	0	0	0
Balance at December 31, 2024	$18,229,984	226,138	$226	19,640	$20	$20,411,998	0	$0	$(15,384)	$(2,166,876)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(1,166,661)	$429,121	$(1,469,797)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,808	14,527	10,874
Reduction in carrying amount of right-of-use assets	8,475	8,643	8,072
Credit losses and sales allowances	649	1,387	939
Deferred taxes	(774,586)	(568,949)	131,493
Release of liabilities for unrecognized tax benefits	(1,265)	(506)	(360)
Share-based compensation expense	77,124	69,571	63,619
Digital asset impairment losses (gains on sale), net	1,789,862	115,851	1,286,286
Amortization of issuance costs on long-term debt	15,336	8,808	8,694
Loss (gain) on debt extinguishment	22,933	(44,686)	0
Changes in operating assets and liabilities:
Accounts receivable	5,688	10,307	(5,292)
Prepaid expenses and other current assets	3,804	(11,358)	(6,342)
Deposits and other assets	(10,668)	(632)	(7,455)
Accounts payable and accrued expenses	1,141	(634)	(3,521)
Accrued compensation and employee benefits	(34,563)	(12,000)	(12,344)
Accrued interest	4,193	(1,336)	1,336
Deferred revenue and advance payments	1,049	2,362	14,839
Operating lease liabilities	(10,510)	(10,218)	(9,634)
Other long-term liabilities	(2,841)	2,454	(8,196)
Net cash (used in) provided by operating activities	(53,032)	12,712	3,211
Investing activities:
Purchases of digital assets	(22,072,759)	(1,902,299)	(287,921)
Proceeds from sale of digital assets	0	0	11,817
Advance deposits on purchases of property and equipment	(10,500)	0	0
Purchases of property and equipment	(2,978)	(2,938)	(2,486)
Net cash used in investing activities	(22,086,237)	(1,905,237)	(278,590)
Financing activities:
Proceeds from convertible senior notes	6,213,750	0	0
Issuance costs paid for convertible senior notes	(81,033)	0	0
Payments to settle conversions and redemption of convertible senior notes	(398)	0	0
Proceeds from secured term loan, net of lender fees	0	0	204,693
Issuance costs paid for secured term loan, excluding lender fees	0	0	(107)
Repayments of secured debt and third-party extinguishment costs	(515,414)	(160,033)	0
Proceeds from other long-term secured debt	0	0	11,100
Issuance costs paid for other long-term secured debt	0	0	(270)
Principal payments of other long-term secured debt	(539)	(513)	(246)
Proceeds from sale of common stock under public offerings	16,363,023	2,029,214	46,592
Issuance costs paid related to sale of common stock under public offerings	(33,166)	(9,141)	(358)
Proceeds from exercise of stock options	184,287	30,518	1,393
Proceeds from sales under employee stock purchase plan	4,304	3,955	4,473
Payment of withholding tax on vesting of restricted stock units	(2,173)	(4,114)	(2,082)
Net cash provided by financing activities	22,132,641	1,889,886	265,188
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,148)	444	(3,375)
Net decrease in cash, cash equivalents, and restricted cash	(8,776)	(2,195)	(13,566)
Cash, cash equivalents, and restricted cash, beginning of year	48,673	50,868	64,434
Cash, cash equivalents, and restricted cash, end of year	$39,897	$48,673	$50,868
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$44,571	$41,229	$43,448
Cash paid during the year for income taxes, net of tax refunds	$1,059	$30,318	$21,973

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy Incorporated d/b/a Strategy (the “Company”) is the world’s first and largest Bitcoin Treasury Company. By using proceeds from equity and debt financings, as well as cash flows from its operations, the Company strategically accumulates Bitcoin and advocates for its role as digital capital. The Company’s treasury strategy is designed to provide investors varying degrees of economic exposure to Bitcoin by offering a range of securities, including equity and fixed income instruments. In addition, the Company provides industry-leading AI-powered enterprise analytics software, advancing its vision of Intelligence Everywhere. The Company leverages its development capabilities to explore innovation in Bitcoin applications, integrating analytics expertise with its commitment to digital asset growth. The Company’s enterprise analytics software business, which it has operated for over 30 years, is its predominant operational focus.

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

The Company sells its offerings to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2024 and 2023, no individual customer accounted for 10% or more of net accounts receivable, and for the years ended December 31, 2024, 2023, and 2022, no individual customer accounted for 10% or more of revenue.

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

See Note 4, Digital Assets, to the Consolidated Financial Statements for further information regarding the Company’s purchases and sales of digital assets. See Note 3, Recent Accounting Standards, to the Consolidated Financial Statements for further information regarding the Company’s adoption of Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, effective January 1, 2025, and resulting changes to the Company’s accounting policy for digital assets.

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

(j) Software Development Costs

The Company did not capitalize any software development costs during the years ended December 31, 2024, 2023, and 2022. Due to the pace of the Company’s software development efforts and frequency of its software releases, the Company’s software development costs are expensed as incurred within “Research and development” in the Consolidated Statements of Operations.

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

(m) Debt Arrangements

As discussed in Note 8, Long-term Debt, to the Consolidated Financial Statements, the Company has issued convertible senior notes and senior secured notes, and entered into secured term loan agreements in recent years. The embedded conversion features in each of the convertible notes are indexed to the Company’s class A common stock and meet the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. The Company records the aggregate principal amount of each of its debt instruments as a liability on its Consolidated Balance Sheets, offset by the issuance costs associated with each instrument. The issuance costs are amortized to interest expense using the effective interest method over the expected term of each debt instrument.

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

Subscription Services

The Company also sells access to its software through fully managed cloud environments for commercial or government use, wherein customers access the software through a cloud environment that the Company manages on behalf of the customer. Control of the software itself does not transfer to the customer under this arrangement and is not considered a separate performance obligation. Cloud subscriptions are regularly sold on a standalone basis and include technical support, monitoring, backups, updates, and quarterly service reviews. Additionally, customers with existing on-premise software licenses may convert their installations to a cloud environment, at which time the on-premise licenses are typically terminated and replaced by a new subscription to the cloud service. At conversion, an analysis is performed for each contract to determine whether any revenue adjustments are necessary given that the contract modifications revoke previously transferred rights to perpetual on-premise software. Such revenue adjustments were not material for the years ended December 31, 2024, 2023, and 2022. Revenue related to cloud subscriptions is recognized on a straight-line basis over the contract period, which is the period over which the customer has continuous access to the software.

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

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal will not occur. The amount of variable consideration excluded from the transaction price was not material for the years ended December 31, 2024, 2023, and 2022. The Company’s estimates of variable consideration are also subject to subsequent true-up adjustments and may result in changes to its transaction prices. Such true-up adjustments have not been and are not expected to be material. The Company has the following sources of variable consideration:

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
(iii)
Sales and usage-based royalties – Certain product license arrangements include sales or usage-based royalties, covering both product license and product support. In these arrangements, the Company uses an expected value approach to estimate and recognize revenue for royalty sales each period, utilizing historical data on a contract-by-contract basis. True-up adjustments are recorded in subsequent periods when royalty reporting is received from the OEMs and during the years ended December 31, 2024, 2023, and 2022 were not material.

The Company provides a standard software assurance warranty to repair, replace, or refund software that does not perform in accordance with documentation. The standard software assurance warranty period is generally less than one year. Assurance warranty claims were not material for the years ended December 31, 2024, 2023, and 2022.

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

The Company often provides options to purchase future offerings at a discount. The Company analyzes the option price against the previously established SSP of the goods or services to determine if the options represent material rights that should be accounted for as separate performance obligations. In general, an option sold at or above SSP is not considered a material right because the customer could have received that right without entering into the contract. If a material right exists, revenue associated with the option is deferred and recognized when the future goods or services are transferred, or when the option expires. During the years ended December 31, 2024, 2023, and 2022, separate performance obligations arising from future purchase options have not been material.

(o) Incremental Costs to Obtain Customer Contracts

The Company capitalizes costs incurred to obtain a contract with a customer when they are deemed incremental to obtaining the contract and expected to be recoverable. Capitalizable costs are generally limited to sales incentives paid to the Company’s sales team. The Company capitalizes the amounts related to new product support, cloud subscription, and term license contracts. Costs capitalized are amortized over a period of time that is consistent with the pattern of transfer to the customer, which the Company has determined is generally three years and includes consideration for contract length, anticipated renewals, product life cycle, and customer behavior. The Company amortizes the cost over this period on a straight-line basis for product support and subscription service components, and at point(s) in time coinciding with delivery of the license component of term license contracts. The Company has elected the practical expedient to expense capitalizable costs as incurred where the amortization period would be one year or less, which includes those amounts earned on perpetual license, consulting, and education contracts, and renewals of product support, cloud subscription, and term license contracts, if applicable.

As of December 31, 2024 and 2023, capitalized costs to obtain customer contracts, net of accumulated amortization, were $48.3 million and $15.7 million, respectively, and are presented within “Deposits and other assets” in the Consolidated Balance Sheets. During the years ended December 31, 2024, 2023, and 2022, amortization expenses related to these capitalized costs were $12.3 million, $8.1 million, and $4.5 million, respectively, and are reflected within “Sales and marketing” in the Consolidated Statements of Operations.

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

The Company provides a valuation allowance to reduce deferred tax assets to the amount more-likely-than-not to be realized.

(r) Basic and Diluted Earnings (Loss) Per Share

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

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

In the first quarter of 2025, the Company issued shares of its series A perpetual strike preferred stock. See Note 18, Subsequent Events, to the Consolidated Financial Statements for further information. As a result of the preferred stock issuance, potential shares of class A common stock issuable upon conversion of the series A perpetual strike preferred stock computed using the if-converted method would also be included in computing diluted earnings per share when dilutive.

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

As of December 31, 2024, 2023, and 2022, the cumulative foreign currency translation balances were $(15.4) million, $(11.4) million, and $(13.8) million, respectively. No taxes were recognized on the temporary differences resulting from foreign currency translation adjustments for the years ended December 31, 2024, 2023, and 2022.

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net gain of $2.9 million in 2024, net loss of $5.6 million in 2023, and net gain of $6.2 million in 2022, respectively, and are included in “Other (expense) income, net” in the Consolidated Statements of Operations.

(3) Recent Accounting Standards

Crypto Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company will adopt this guidance effective January 1, 2025 on a prospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings. Prior periods will not be restated. The Company is in the process of implementing changes to internal controls over financial reporting to allow the Company to timely compile the information needed to account for crypto assets under this new guidance.

The Company expects the adoption of ASU 2023-08 will have a material impact on its consolidated balance sheets, statements of operations, statements of cash flows and disclosures. Although the Company will continue to initially record its bitcoin purchases at cost, upon adopting ASU 2023-08, any subsequent increases or decreases in fair value will be recognized as incurred in the Company's Consolidated Statements of Operations, and the fair value of the Company’s bitcoin will be reflected within the Company's Consolidated Balance Sheets each reporting period-end. Upon adopting ASU 2023-08, the Company will no longer account for its bitcoin under a cost-less-impairment accounting model and will no longer establish a deferred tax asset related to bitcoin impairment losses. Instead, the Company will establish a deferred tax liability if the market value of bitcoin at the reporting date is greater than the average cost basis of the Company’s bitcoin holdings at such reporting date, and any subsequent increases or decreases in the market value of bitcoin will increase or decrease the deferred tax liability.

The Company estimates the adoption of ASU 2023-08 will increase its 2025 beginning retained earnings balance by approximately $12.745 billion, which reflects a $17.880 billion increase in digital assets, partially offset by a $3.969 billion increase in deferred tax liabilities, and a $1.166 billion decrease in deferred tax assets. Additionally, the Company will provide quantitative and qualitative disclosures to meet the new requirements under ASU 2023-08, including a roll-forward of its bitcoin holdings during the reporting period and period-end cost basis, fair value, number of units held, and restrictions.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. For purposes of calculating the adjusted financial statement income, the Company will be required to ratably allocate from 2025 through 2028 the increase to the Company’s retained earnings. When determining whether the Company is subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, the Company’s adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year. Accordingly, as a result of the enactment of the IRA and the Company’s adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations, when finalized, are revised to provide relief (or other interim relief is granted), the Company could become subject to CAMT in the tax years 2026 and beyond. If the Company becomes subject to the CAMT, it could result in a material tax obligation that the Company would need to satisfy in cash, which could materially affect its financial results, including its earnings and cash flow, and its financial condition.

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

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures surrounding reportable segments, particularly (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in the reported measure(s) of a segment's profit and loss and (ii) other segment items that reconcile segment revenue and significant expenses to the reported measure(s) of a segment's profit and loss, both on an annual and interim basis. Companies are also required to provide all annual disclosures currently required under Topic 280 in interim periods, in addition to disclosing the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit and loss in assessing segment performance and allocating resources. The Company has adopted ASU 2023-07 for the year-ended December 31, 2024 and included all required annual disclosures in Note 16, Segment Information, to the Consolidated Financial Statements, including retroactive application to all prior periods presented. The Company will adopt ASU 2023-07 for interim periods beginning January 1, 2025.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

(4) Digital Assets

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	December 31,
	2024	2023
Approximate number of bitcoins held	447,470	189,150
Digital assets carrying value	$23,909,373	$3,626,476
Cumulative digital asset impairment losses	$4,058,875	$2,269,013

The carrying value on the Company’s Consolidated Balance Sheet at each period-end represents the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoins at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through December 31, 2024 or 2023, respectively, and not as of December 31, 2024 or 2023, respectively.

The following table summarizes the Company’s digital asset purchases, digital asset sales, digital asset impairment losses, and gains on sale of digital assets (in thousands, except number of bitcoins) for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Approximate number of bitcoins purchased	258,320	56,650	8,813
Approximate number of bitcoins sold	0	0	704
Digital asset purchases	$22,072,759	$1,902,299	$287,921
Digital asset sales	$0	$0	$11,817
Digital asset impairment losses	$1,789,862	$115,851	$1,287,213
Gains on sale of digital assets	$0	$0	$927

From time to time, the Company’s execution partners may extend short-term trade credits to the Company to purchase bitcoin in advance of using cash funds in the Company’s trading account, or allow the Company to make bitcoin purchases on a delayed settlement basis. Trade credits and delayed settlement payments, as applicable, are due and payable after the bitcoin purchases are completed. In 2024 and 2023, certain bitcoin of MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, were subject to a first priority security interest and lien in order to secure payments owed by the Company with respect to these arrangements. While trade credits or delayed settlements are outstanding, the Company may incur interest fees and be required to maintain minimum balances in its trading and custody accounts with such execution partners. As of December 31, 2024 and 2023, the Company had no outstanding trade credits payable or delayed settlement obligations.

As of December 31, 2023, approximately 16,081 of the bitcoins held by the Company, which had a carrying value of approximately $263.9 million on the Company’s Consolidated Balance Sheet as of December 31, 2023, served as part of the collateral for the Company’s 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”). Upon the redemption of the 2028 Secured Notes during the third quarter of 2024, all collateral securing the 2028 Secured Notes, including the aforementioned bitcoin, was released. Refer to Note 8, Long-term Debt, to the Consolidated Financial Statements for further information regarding the 2028 Secured Notes and their redemption.

The vast majority of the Company’s assets are concentrated in its bitcoin holdings. Bitcoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding bitcoin does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of bitcoin has historically experienced significant price volatility, and a significant decrease in the price of bitcoin would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding bitcoin also exposes it to counterparty risks with respect to the custody of its bitcoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations.

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

Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2024	2023
Billed and billable	$183,391	$186,884
Less: allowance for credit losses	(2,188)	(3,069)
Accounts receivable, net	$181,203	$183,815

Changes in the allowance for credit losses were not material for the year ended December 31, 2024.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $2.6 million and $1.2 million, as of December 31, 2024 and 2023, respectively, related primarily to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $6.8 million and $0.9 million, as of December 31, 2024 and 2023, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the years ended December 31, 2024, 2023, and 2022, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2024	2023
Current:
Deferred product licenses revenue	$1,777	$3,579
Deferred subscription services revenue	107,119	65,512
Deferred product support revenue	124,684	152,012
Deferred other services revenue	4,394	7,059
Total current deferred revenue and advance payments	$237,974	$228,162

Non-current:
Deferred product licenses revenue	$174	$0
Deferred subscription services revenue	2,263	3,097
Deferred product support revenue	2,111	4,984
Deferred other services revenue	422	443
Total non-current deferred revenue and advance payments	$4,970	$8,524

During the years ended December 31, 2024, 2023, and 2022, the Company recognized revenues of $225.4 million, $215.9 million, and $203.1 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of the respective year. For the years ended December 31, 2024, 2023, and 2022, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of December 31, 2024, the Company had an aggregate transaction price of $454.9 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. The Company expects to recognize $278.4 million within the next 12 months and the remainder thereafter.

(6) Property and Equipment

Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2024	2023
Corporate aircraft and related equipment	$48,645	$48,645
Computer equipment and purchased software	61,828	60,979
Furniture and equipment	9,708	9,920
Leasehold improvements	29,547	29,944
Internally developed software	9,917	9,917
Property and equipment, gross	159,645	159,405
Less: accumulated depreciation and amortization	(133,318)	(130,464)
Property and equipment, net	$26,327	$28,941

Depreciation and amortization expenses related to property and equipment were $5.6 million, $6.4 million, and $6.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

In December 2024, the Company entered into an agreement to purchase a new corporate aircraft and paid an initial deposit of $10.5 million, which is included in the “Deposits and other assets” line on the Consolidated Balance Sheet as of December 31, 2024. Additional installment payments totaling $68.0 million in the aggregate are expected through completion and delivery of the aircraft, currently anticipated in 2026.

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

The Company’s ROU asset and total lease liability balances were $54.6 million and $66.8 million, respectively, as of December 31, 2024, and $57.3 million and $71.5 million, respectively, as of December 31, 2023. The Company’s most significant lease is for its corporate headquarters in Northern Virginia. The ROU asset and total lease liability balances related to the Company’s corporate headquarters lease were $42.8 million and $54.6 million, respectively, as of December 31, 2024, and $48.1 million and $61.7 million, respectively, as of December 31, 2023. The lease agreement for the Company’s corporate headquarters location is set to expire in December 2030, with an option for the Company to extend the term for an additional five or 10 consecutive years. The Company is currently not reasonably certain it will exercise this renewal option and therefore has not included the renewal option in the lease term. Several of the Company’s remaining leases contain options for renewal or options to terminate all or a portion of the leased space. The Company continually assesses the likelihood of exercising these options and recognizes an option as part of its ROU assets and lease liabilities if and when it is reasonably certain that it will exercise the option.

The following table presents the Company’s total lease cost and other lease details for the periods indicated (in thousands, except years and discount rates):

	Years Ended December 31,
	2024	2023	2022
Lease cost:
Operating lease cost	$12,577	$13,081	$13,008
Short-term lease cost	619	579	582
Variable lease cost	632	783	514
Total lease cost	$13,828	$14,443	$14,104
Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$14,525	$9,862	$14,224
ROU assets obtained in exchange for new operating lease liabilities	$6,032	$6,183	$1,563
Weighted average remaining lease term in years – operating leases	5.8	6.6	7.5
Weighted average discount rate – operating leases	6.0%	6.0%	6.1%

The following table presents the maturities of the Company’s operating lease liabilities as of December 31, 2024 (in thousands):

For the year ended December 31,
2025	$14,037
2026	14,596
2027	13,826
2028	13,667
2029	12,943
Thereafter	9,548
Total lease payments	78,617
Less: imputed interest	(11,830)
Total	$66,787

Reported as:
Current operating lease liabilities	$10,384
Non-current operating lease liabilities	56,403
Total	$66,787

(8) Long-term Debt

The net carrying value of the Company’s outstanding debt (in thousands) consisted of the following as of:

	December 31,
	2024	2023
2025 Convertible Notes	$0	$643,931
2027 Convertible Notes	1,041,352	1,037,306
2028 Convertible Notes	998,543	0
2029 Convertible Notes	2,975,037	0
2030 Convertible Notes	785,172	0
2031 Convertible Notes	594,476	0
2032 Convertible Notes	787,417	0
2028 Secured Notes	0	491,193
Other long-term secured debt	9,678	10,161
Total	$7,191,675	$2,182,591
Reported as:
Current portion of long-term debt, net	517	483
Long-term debt, net	7,191,158	2,182,108
Total	$7,191,675	$2,182,591

Convertible Senior Notes

The Company has issued the following convertible notes (collectively, the “Convertible Notes”) in private offerings:

•
$650.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”), all of which were previously redeemed or converted into our class A common stock by July 15, 2024;
•
$1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”);
•
$1.010 billion aggregate principal amount of 0.625% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”);
•
$3.000 billion aggregate principal amount of 0% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”);
•
$800.0 million aggregate principal amount of 0.625% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”);
•
$603.8 million aggregate principal amount of 0.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”); and
•
$800.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”).

The outstanding Convertible Notes are senior unsecured obligations of the Company and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries. The outstanding Convertible Notes also rank senior in right of payment to the Company’s Series A perpetual strike preferred stock issued in the first quarter of 2025. Refer to Note 18, Subsequent Events to the Consolidated Financial Statements for further information on the Company’s Series A perpetual strike preferred stock issuance.

The following table summarizes the key terms of each of the Convertible Notes (principal at inception, net proceeds, and issuance costs are each reported in thousands):

	2025 Convertible Notes	2027 Convertible Notes	2028 Convertible Notes	2029 Convertible Notes	2030 Convertible Notes	2031 Convertible Notes	2032 Convertible Notes
Issuance Date	December 2020	February 2021	September 2024	November 2024	March 2024	March 2024	June 2024
Maturity Date (1)	December 15, 2025	February 15, 2027	September 15, 2028	December 1, 2029	March 15, 2030	March 15, 2031	June 15, 2032
Principal at Inception	$650,000	$1,050,000	$1,010,000	$3,000,000	$800,000	$603,750	$800,000
Stated Interest Rate (2)	0.750%	0.000%	0.625%	0.000%	0.625%	0.875%	2.250%
Interest Payment Dates (3)	June 15 & December 15	February 15 & August 15	March 15 & September 15	June 1 & December 1	March 15 & September 15	March 15 & September 15	June 15 & December 15
Net Proceeds	$634,749	$1,025,830	$997,375	$2,974,250	$782,000	$592,567	$786,000
Issuance Costs (4)	$15,251	$24,170	$12,625	$25,750	$18,000	$11,183	$14,000
Effective Interest Rate (4)	1.23%	0.39%	1.05%	0.24%	1.14%	1.30%	2.63%
Date of Holder Put Option (5)	n/a	n/a	September 15, 2027	June 1, 2028	September 15, 2028	September 15, 2028	June 15, 2029
Initial Conversion Rate (6)	25.126	6.981	5.4589	1.4872	6.677	4.297	4.894
Initial Conversion Price (7)	$39.80	$143.25	$183.19	$672.40	$149.77	$232.72	$204.33
Convertible at any time after the following date (8) (9)	June 13, 2024	January 24, 2025	March 15, 2028	June 1, 2029	September 15, 2029	September 15, 2030	December 15, 2031
Not redeemable by the Company prior to the following date (10)	December 20, 2023	February 20, 2024	December 20, 2027	December 4, 2026	March 22, 2027	March 22, 2028	June 20, 2029
Redemption Date (11)	July 15, 2024	February 24, 2025	n/a	n/a	n/a	n/a	n/a

(1)
“Maturity Date” is the stated maturity date under each applicable indenture governing such notes, unless earlier converted, redeemed, or repurchased in accordance with their terms.
(2)
Holders may receive additional or special interest under specified circumstances as outlined under each applicable indenture governing the Convertible Notes.
(3)
For the Convertible Notes issued in 2024, interest payments begin on (a) September 15, 2024 for each of the 2030 Convertible Notes and the 2031 Convertible Notes, (b) December 15, 2024 for the 2032 Convertible Notes, (c) March 15, 2025 for the 2028 Convertible Notes, and (d) June 1, 2025 (special interest only, if any) for the 2029 Convertible Notes.
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
(5)
“Date of Holder Put Option” represents the respective dates upon which holders of the 2028 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes each have a noncontingent right to require the Company to repurchase for cash all or any portion of their respective notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.
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
(8)
On or after the stated dates until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert the Convertible Notes at any time. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s class A common stock, or a combination of cash and shares of class A common stock, at the Company’s election. For the 2025 Convertible Notes, the date presented is the date on which the Company delivered its notice of full redemption of the 2025 Convertible Notes, which resulted in the 2025 Convertible Notes being convertible at any time thereafter until 5:00 p.m., New York City time, on July 11, 2024. See below under “Conversions and Redemption of 2025 Convertible Notes” for further information. For the 2027 Convertible Notes, the date presented is the date on which the Company delivered its notice of full redemption of the 2027 Convertible Notes, which resulted in the 2027 Convertible Notes being convertible at any time thereafter until 5:00pm New York City time, on February 20, 2025. See Note 18, Subsequent Events, to the Consolidated Financial Statements for further information.
(9)
Prior to the respective dates, the Convertible Notes are convertible only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 for the 2025 Convertible Notes (of which all then outstanding notes were redeemed on July 15, 2024), on June 30, 2021 for the 2027 Convertible Notes, on June 30, 2024 for the 2030 Convertible Notes and 2031 Convertible Notes, on September 30, 2024 for the 2032 Convertible Notes, on December 31, 2024 for the 2028 Convertible Notes, or on March 31, 2025 for the 2029 Convertible Notes (and only during such calendar quarter), if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Convertible Notes on each applicable trading day; (b) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined under each applicable indenture governing the respective Convertible Notes) per $1,000 principal amount of the respective Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s class A common stock and the applicable conversion rate on each such trading day; (c) if the Company calls any or all of the respective Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (d) upon occurrence of specified corporate events as described in each applicable indenture governing the respective Convertible Notes.
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
(11)
“Redemption Date” for the 2025 Convertible Notes is the date on which the Company redeemed all outstanding 2025 Convertible Notes. See discussion further below under “Conversions and Redemption of 2025 Convertible Notes” pertaining to redemption of the 2025 Convertible Notes. “Redemption Date” for the 2027 Convertible Notes is the date on which the Company will redeem all outstanding 2027 Convertible Notes, as discussed under Note 18, Subsequent Events, to the Consolidated Financial Statements.

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

Conversions and Redemption of 2025 Convertible Notes

On June 13, 2024, the Company announced that it delivered a notice of redemption (the “Redemption Notice”) to the trustee of the 2025 Convertible Notes for redemption of all $650.0 million in aggregate principal amount of the 2025 Convertible Notes then outstanding on July 15, 2024 (the “Redemption Date”). Due to the Company’s issuance of the Redemption Notice, the 2025 Convertible Notes became convertible at the option of the holders of such notes from the delivery of the Redemption Notice until 5:00 p.m., New York City time, on July 11, 2024. The Company elected to satisfy its conversion obligation with respect to the 2025 Convertible Notes by delivering solely shares of its class A common stock, together with cash in lieu of any fractional shares. Holders of the 2025 Convertible Notes requested to convert $649.7 million in principal amount of the 2025 Convertible Notes prior to the Redemption Date, for which the Company issued 16,323,050 shares of the Company’s class A common stock and paid a nominal amount of cash in lieu of fraction shares upon settlement of such conversion requests, in accordance with the terms and provisions of the indenture governing the 2025 Convertible Notes. On the Redemption Date, the Company redeemed $0.3 million aggregate principal amount of 2025 Convertible Notes, constituting all of the 2025 Convertible Notes then outstanding, at an aggregate redemption price of $0.3 million in cash, equal to 100% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued and unpaid interest, to but excluding the Redemption Date.

Collective Convertible Notes Disclosures

As of December 31, 2024, the maximum number of shares into which the Convertible Notes could have been potentially converted if the conversion features were triggered at the conversion rates then in effect based on the Convertible Notes then outstanding on such date was 7,330,050 shares, 5,513,489 shares, 4,461,600 shares, 5,341,600 shares, 2,594,314 shares, and 3,915,200 shares for the 2027 Convertible Notes, 2028 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, respectively.

Other than the 2025 Convertible Notes (which were convertible during the first quarter of 2022, the first and second quarters of 2024, and upon the Company’s issuance of the Redemption Notice in June 2024 as discussed above under the “Conversions and Redemption of 2025 Convertible Notes” subsection), the Convertible Notes were not convertible at the option of the holders during the years ended December 31, 2024, 2023, and 2022. The Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods. As of December 31, 2024, the last reported sale price of the Company’s class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, December 31, 2024 was greater than or equal to 130% of the conversion price of each of the 2027 Convertible Notes, 2028 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes on each applicable trading day. Therefore, the 2027 Convertible Notes, 2028 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes are convertible at the option of the holders of the respective Convertible Notes during the first quarter of 2025. As a result of the notice of redemption delivered January 24, 2025 to holders of the 2027 Convertible Notes, the 2027 Convertible Notes are convertible at any time thereafter until 5:00pm New York City time, on February 20, 2025. See Note 18, Subsequent Events, to the Consolidated Financial Statements for further information.

No conversions of the Convertible Notes occurred during the years ended December 31, 2024, 2023, and 2022, except for the 2025 Convertible Notes as discussed above under the “Conversions and Redemption of 2025 Convertible Notes” subsection.

Other than the Company’s redemption of the 2025 Convertible Notes, the Company had not redeemed any of the Convertible Notes as of December 31, 2024.

As of December 31, 2024 and 2023, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s convertible debt instruments as of December 31, 2024 (in thousands):

	December 31, 2024
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2027 Convertible Notes	$1,050,000	$(8,648)	$1,041,352	$2,134,125	Level 2
2028 Convertible Notes	1,010,000	(11,457)	998,543	1,927,828	Level 2
2029 Convertible Notes	3,000,000	(24,963)	2,975,037	2,447,682	Level 2
2030 Convertible Notes	800,000	(14,828)	785,172	1,657,323	Level 2
2031 Convertible Notes	603,750	(9,274)	594,476	877,559	Level 2
2032 Convertible Notes	800,000	(12,583)	787,417	1,324,602	Level 2
Total	$7,263,750	$(81,753)	$7,181,997	$10,369,119

The following is a summary of the Company’s convertible debt instruments as of December 31, 2023 (in thousands):

	December 31, 2023
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2025 Convertible Notes	$650,000	$(6,069)	$643,931	$1,074,713	Level 2
2027 Convertible Notes	1,050,000	(12,694)	1,037,306	913,808	Level 2
Total	$1,700,000	$(18,763)	$1,681,237	$1,988,521

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the years ended December 31, 2024, 2023 and 2022, interest expense related to the Convertible Notes was as follows (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Contractual	Amortization of		Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$2,371	$1,494	$3,865	$4,875	$3,043	$7,918	$4,875	$3,006	$7,881
2027 Convertible Notes	0	4,046	4,046	0	4,029	4,029	0	4,014	4,014
2028 Convertible Notes	1,771	1,168	2,939	0	0	0	0	0	0
2029 Convertible Notes	0	787	787	0	0	0	0	0	0
2030 Convertible Notes	4,069	3,172	7,241	0	0	0	0	0	0
2031 Convertible Notes	4,154	1,909	6,063	0	0	0	0	0	0
2032 Convertible Notes	9,650	1,417	11,067	0	0	0	0	0	0
Total	$22,015	$13,993	$36,008	$4,875	$7,072	$11,947	$4,875	$7,020	$11,895

The Company paid $16.5 million, $4.9 million and $4.9 million, respectively, in interest related to the Convertible Notes during the years ended December 31, 2024, 2023, and 2022. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.

Senior Secured Notes

On June 14, 2021, the Company issued $500.0 million aggregate principal amount of 2028 Secured Notes. The 2028 Secured Notes were sold under a purchase agreement, dated as of June 8, 2021, entered into by and among the Company, MicroStrategy Services Corporation, a wholly owned subsidiary of the Company (the “Guarantor”), and Jefferies LLC, for resale to qualified institutional buyers. The terms of the 2028 Secured Notes were governed by an indenture, dated as of June 14, 2021 (the “2028 Secured Notes Indenture”), among the Company, the Guarantor, and U.S. Bank National Association, as trustee and collateral agent.

The 2028 Secured Notes were unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantor and certain subsidiaries of the Company (excluding MacroStrategy) (collectively, the “Subsidiary Guarantors”). The 2028 Secured Notes bore interest at a fixed rate of 6.125% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2028 Secured Notes had a stated maturity date of June 15, 2028, unless earlier redeemed or repurchased in accordance with their terms and subject to a springing maturity date of September 15, 2025 or November 16, 2026 under certain conditions outlined in the 2028 Secured Notes Indenture. The springing maturity feature was not triggered while the 2028 Secured Notes were outstanding.

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

While outstanding, the 2028 Secured Notes were secured, on a senior secured basis with the Company’s existing and future senior indebtedness, by a first priority security interest in substantially all of the Company’s and the Subsidiary Guarantors’ assets (the “Collateral”). The Collateral included any bitcoins or other digital assets acquired by the Company or a Subsidiary Guarantor on or after June 14, 2021. As of December 31, 2023, approximately 16,081 of the bitcoins held by the Company served as part of the Collateral. Upon the redemption of the 2028 Secured Notes in September 2024, all collateral securing the 2028 Secured Notes was released.

The 2028 Secured Notes Indenture contained certain covenants with which the Company was required to comply, including covenants with respect to limitations on (i) additional indebtedness, (ii) liens, (iii) certain payments and investments, (iv) the ability to merge or consolidate with another person, or sell or otherwise dispose of substantially all the Company’s assets, and (v) certain transactions with affiliates. The Company was in compliance with its debt covenants as of December 31, 2023 and through to the redemption of the 2028 Secured Notes in September 2024.

The Company incurred approximately $12.8 million in customary offering expenses associated with the 2028 Secured Notes. The Company accounted for these issuance costs as a reduction to the principal amount of the 2028 Secured Notes and amortized the issuance costs to interest expense over the contractual term of the 2028 Secured Notes at an effective interest rate of 6.58%. As of December 31, 2023, the net carrying value of the 2028 Secured Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheet.

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

For the years ended December 31, 2024, 2023, and 2022, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Contractual	Amortization of		Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$22,628	$1,287	$23,915	$30,625	$1,646	$32,271	$30,625	$1,541	$32,166

The Company paid $23.9 million, $30.6 million, and $30.6 million, respectively, in interest related to the 2028 Secured Notes during the years ended December 31, 2024, 2023, and 2022.

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

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. After monthly payments made under the terms of the agreement, the loan had a net carrying value of $9.7 million and $10.2 million as of December 31, 2024 and 2023, respectively, and an outstanding principal balance of $9.8 million and $10.3 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, $0.5 million and $0.5 million of the respective net carrying values were short-term and presented in "Current portion of long-term debt, net" in the Consolidated Balance Sheets.

Maturities

The following table shows the maturities of the Company’s debt instruments as of December 31, 2024 (in thousands). The principal payments related to the 2028 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the respective convertible notes on their respective Date of Holder Put Option.

Payments due by period ended December 31,	2027 Convertible Notes	2028 Convertible Notes	2029 Convertible Notes	2030 Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	Other long-term secured debt	Total
2025	$0	$0	$0	$0	$0	$0	$569	$569
2026	0	0	0	0	0	0	600	600
2027	1,050,000	1,010,000	0	0	0	0	8,634	2,068,634
2028	0	0	3,000,000	800,000	603,750	0	0	4,403,750
2029	0	0	0	0	0	800,000	0	800,000
Thereafter	0	0	0	0	0	0	0	0
Total	$1,050,000	$1,010,000	$3,000,000	$800,000	$603,750	$800,000	$9,803	$7,273,553

As part of the Company’s bitcoin strategy, the Company expects to incur or continue to incur additional indebtedness and other fixed charges for the purposes of acquiring additional bitcoin and to satisfy its financial and other obligations. The Company’s ability to obtain equity and debt financing is subject to market conditions and other factors outside of its control, and the Company may not be able to secure equity or debt financing in a timely manner, on favorable terms, or at all. If the Company is unable to obtain equity or debt financing, the Company could seek to use proceeds from the sale of its bitcoin to meet its obligations. Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, the Company may not be able to sell its bitcoin at favorable prices or at all. As a result, the Company’s bitcoin holdings may not be able to serve as a source of liquidity for the Company to the same extent as cash and cash equivalents. Further, the Company’s bitcoin holdings do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

(9) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of December 31, 2024 or December 31, 2023.

The following table shows future minimum payments related to noncancelable purchase agreements with initial terms of greater than one year and anticipated payments related to the mandatory deemed repatriation transition tax resulting from the U.S. Tax Cuts and Jobs Act (“Transition Tax”) based on the expected due dates of the various installments as of December 31, 2024 (in thousands):

Year	Purchase Obligations	Transition Tax
2025	$64,215	$9,223
2026	84,205	0
2027	32,747	0
2028	288	0
2029	0	0
Thereafter	0	0
	$181,455	$9,223

(b) Contingencies

Brazil Matter

Following an internal review initiated in 2018, the Company disclosed its belief that its Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities.

In 2020 the Company learned that the Brazilian Federal Police were investigating alleged corruption and procurement fraud involving certain government officials, including a transaction that was part of the basis of the Company’s previously reported failure or likely failure of its Brazilian subsidiary to comply with local procurement regulations. To the best of the Company’s knowledge, this investigation was concluded in 2023. Neither employees of the Company’s Brazilian subsidiary nor the subsidiary itself were targets of the Federal Police investigation.

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

In 2023, the Company accrued $1.2 million in respect of losses that might be incurred in connection with these matters, with such accrued amount included as a component of “Accounts payable, accrued expenses, and operating lease liabilities” in the Consolidated Balance Sheet as of December 31, 2023. During 2024, the Company paid approximately $1.1 million in cash in respect of these matters as indicated above and accrued an additional $0.3 million in respect of losses that might be incurred with respect to these matters, resulting in a net accrual of $0.4 million as of December 31, 2024, with such accrued amount included as a component of “Accounts payable, accrued expenses, and operating lease liabilities” in the Consolidated Balance Sheet as of December 31, 2024.

The Company’s Brazilian subsidiary continues to cooperate with requests from government authorities related to the above matters. As of December 31, 2024, the Company remained unable to reasonably estimate a range of loss beyond the third quarter payment described above.

Daedalus Matter

On November 4, 2020, a complaint was filed against the Company in the U.S. District Court for the Eastern District of Virginia by a patent assertion entity called Daedalus Blue, LLC (“Daedalus”). In its complaint, Daedalus alleged that the Company infringed U.S. Patent Nos. 8,341,172 (the “’172 Patent”) and 9,032,076 (the “’076 Patent”) based on specific functionality in the Strategy platform. The ’172 Patent relates to a method for providing aggregate data access in response to a query, whereas the ’076 Patent relates to a role-based access control system.

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

(10) Income Taxes

U.S. and international components of (loss) income before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
U.S.	$(1,966,444)	$(157,810)	$(1,362,230)
Foreign	32,098	33,285	39,765
Total	$(1,934,346)	$(124,525)	$(1,322,465)

The (benefit from) provision for income taxes (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$(5,202)	$2,774	$9,278
State	72	3,376	5,362
Foreign	5,368	9,146	8,139
	$238	$15,296	$22,779

Deferred:
Federal	$(505,359)	$(374,800)	$89,581
State	(262,441)	(194,374)	34,521
Foreign	(123)	232	451
	$(767,923)	$(568,942)	$124,553
Total (benefit) provision	$(767,685)	$(553,646)	$147,332

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss before income taxes as follows for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	10.7%	8.4%	7.3%
Other international components	(0.5)%	(3.4)%	(0.1)%
Change in valuation allowance	0.0%	409.5%	(38.6)%
Non-deductible officers compensation	(0.9)%	(5.5)%	(0.3)%
Research and development tax credit	0.5%	2.7%	0.1%
Share-based compensation	8.7%	3.4%	(0.1)%
Rate changes, including states	(0.1)%	11.0%	(0.3)%
Other permanent differences (1)	0.3%	(2.5)%	(0.1)%
Effective income tax rate	39.7%	444.6%	(11.1)%

(1) Included in the “Other permanent differences” category in the table above are other permanent items, each below the threshold required for separate presentation in the table.

The Company’s U.S. and foreign effective tax rates for loss before income taxes were as follows for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
U.S.	39.3%	356.8%	(10.2)%
Foreign	16.3%	28.2%	21.6%
Combined	39.7%	444.6%	(11.1)%

The change in the Company’s effective tax rate in 2024, as compared to 2023, was primarily due to (i) increased tax benefits related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units), compared to (ii) the release of the valuation allowance during 2023 on the Company’s deferred tax asset related to the impairment on its bitcoin holdings, attributable to the increase in the market value of bitcoin as of December 31, 2023 compared to December 31, 2022, and (iii) the effects of changes in state tax rates in 2023.

As of December 31, 2024 and 2023, the amount of cash and cash equivalents held by the Company’s U.S. entities was $8.8 million and $10.5 million, respectively, and by the Company’s non-U.S. entities was $29.3 million and $36.3 million, respectively. The Company earns a significant amount of its revenues outside the United States. The Company repatriated foreign earnings and profits of $6.5 million during 2024 and $20.3 million during 2023. As of December 31, 2024, the Company has not indefinitely reinvested any of its undistributed foreign earnings and has recorded a deferred tax liability of $4.0 million on undistributed foreign earnings related to foreign withholding tax and U.S. state income taxes.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows for the periods indicated:

	December 31,
	2024	2023
Deferred tax assets, net:
Net operating loss carryforwards	$231,063	$727
Tax credit carryforwards	6,287	1,841
Intangible assets, including capitalized R&D	88,362	57,410
Deferred revenue	902	1,481
Accrued compensation	5,204	5,882
Share-based compensation expense	14,042	30,345
Digital asset impairment losses	1,165,831	652,280
Interest expense carryforward	24,974	11,627
Lease liability	16,734	18,197
Other	1,854	4,699
Deferred tax assets before valuation allowance	1,555,253	784,489
Valuation allowance	(494)	(1,427)
Deferred tax assets, net of valuation allowance	1,554,759	783,062

Deferred tax liabilities:
Prepaid expenses and other	8,278	3,681
Property and equipment	373	1,062
Deferred tax on undistributed foreign earnings	3,962	2,923
Right of use asset	17,246	18,180
Total deferred tax liabilities	29,859	25,846
Total net deferred tax asset	$1,524,900	$757,216

Reported as:
Non-current deferred tax assets	1,525,307	757,573
Non-current deferred tax liabilities	(407)	(357)
Total net deferred tax asset	$1,524,900	$757,216

The Company had $775.9 million of U.S. NOL carryforwards as of December 31, 2024 that can be carried forward indefinitely and no U.S. NOL carryforwards as of December 31, 2023. In addition, as of December 31, 2024, the Company had $6.3 million of tax credits that will expire by 2044. The Company also had $5.9 million and $3.0 million of foreign NOL carryforwards as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company also had gross state NOLs of $1.207 billion of which $381.1 million will expire between 2034 and 2044, and the remainder can be carried forward indefinitely.

The Company’s valuation allowance of $0.5 million and $1.4 million at December 31, 2024 and 2023, respectively, primarily related to the Company’s deferred tax assets related to foreign tax credits in certain jurisdictions that, in the Company’s present estimation, more likely than not will not be realized.

Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. The Company’s ability to realize its remaining deferred tax assets as of December 31, 2024 is primarily dependent upon generating sufficient taxable income of the proper character in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of these deferred tax assets primarily due to the fact that the excess of the market value of the Company’s bitcoin over the cost basis of the Company’s bitcoin as of December 31, 2024 results in a significant built-in gain for tax purposes and is therefore a source of future taxable income that is expected to allow all of the U.S. net deferred tax assets to be realized. As part of the assessment of the amount of the valuation allowance, the Company considered that it has the ability and intent to execute tax planning strategies if necessary, including selling bitcoin with a built-in gain.

After consideration of all available evidence, the Company has concluded that, as of December 31, 2024, it is more likely than not that its deferred tax assets, with the exception of certain foreign tax credits for which a valuation allowance has been established, will be realized. If the market value of bitcoin declines in future periods, the Company would need to assess other sources of forecasted taxable income of proper character, which could result in additional valuation allowances being recorded.

As of December 31, 2024, the Company had income taxes payable of $9.5 million recorded in "Accounts payable, accrued expenses, and operating lease liabilities" in the Company’s Consolidated Balance Sheets. As of December 31, 2023, the Company had income taxes receivable of $15.3 million recorded in “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets.

As of December 31, 2024, the Company had gross unrecognized income tax benefits of $10.2 million, including accrued interest, $2.9 million of which was recorded in “Other long-term liabilities” and $7.3 million of which was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheets. The change in unrecognized income tax benefits (in thousands) is presented in the table below for the periods indicated:

	2024	2023	2022
Unrecognized income tax benefits at beginning of year	$7,898	$5,811	$5,960
Increase (decrease) related to positions taken in prior period	216	1,458	(67)
Increase related to positions taken in current period	2,898	930	318
Decrease related to settlement with tax authorities	0	0	(40)
Decrease related to expiration of statute of limitations	(959)	(301)	(360)
Unrecognized income tax benefits at end of year	10,053	7,898	5,811
Accrued interest	195	352	276
Gross unrecognized income tax benefits at end of year	$10,248	$8,250	$6,087

If recognized, $10.0 million of the gross unrecognized income tax benefits as of December 31, 2024 would impact the Company’s effective tax rate. Over the next 12 months, the amount of the Company’s liability for unrecognized income tax benefits shown above is not expected to change materially. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the (benefit from) provision for income taxes. During the years ended December 31, 2024, 2023, and 2022, the Company released or recognized an immaterial amount of accrued interest. The amount of accumulated accrued interest related to the above unrecognized income tax benefits was approximately $0.2 million and $0.4 million as of December 31, 2024 and 2023, respectively.

The Company files tax returns in numerous foreign countries as well as the United States and its tax returns may be subject to audit by tax authorities in all countries in which it files. Each country has its own statute of limitations for making assessment of additional tax liabilities. The Company’s U.S. tax returns for tax years from 2021 and forward are subject to potential examination by the Internal Revenue Service. However, due to the Company’s use of state NOL carryovers in the United States, state tax authorities may attempt to reduce or fully offset the amount of state NOL carryovers from tax years ended 2011 and forward that the Company used in later tax years. The Company’s major foreign tax jurisdictions and the tax years that remain subject to potential examination are Italy and Poland for tax years 2020 and forward; and Spain, Germany, and the United Kingdom for tax years 2021 and forward. To date there have been no material audit assessments related to audits in the United States or any of the applicable foreign jurisdictions.

The U.S. enacted the IRA in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA imposes a 15% CAMT on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. Due to the Company’s adoption of ASU 2023-08, the Company is required to recognize a cumulative-effect adjustment of $12.745 billion to the opening balance of its retained earnings as of January 1, 2025. The Company will additionally be required to recognize unrealized gains or losses from changes in the fair value of digital assets in future reporting periods as income or losses. For purposes of calculating the adjusted financial statement income, the Company will be required to ratably allocate from 2025 through 2028 the increase to the Company’s retained earnings. When determining whether the Company is subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, the Company’s adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year. Accordingly, as a result of the enactment of the IRA and the Company’s adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations, when finalized, are revised to provide relief (or other interim relief is granted), the Company could become subject to CAMT in the tax years 2026 and beyond. If the Company becomes subject to the CAMT, it could result in a material tax obligation that the Company would need to satisfy in cash, which could materially affect its financial results, including its earnings and cash flow, and its financial condition.

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

An aggregate of up to 19,327,030 shares of the Company’s class A common stock were initially authorized for issuance under the 2023 Equity Plan, comprised of (i) 2,000,000 shares of the Company’s class A common stock authorized under the 2023 Equity Plan and (ii) up to an aggregate of 17,327,030 shares of the Company’s class A common stock consisting of: (a) the shares of class A common stock reserved for issuance under the 2013 Equity Plan that remained available for grant as of May 23, 2023, and (b) shares of class A common stock subject to awards granted under the 2013 Equity Plan that were outstanding as of May 23, 2023 and which subsequently expire, terminate or are otherwise surrendered, cancelled or forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, including shares subject to awards granted under the 2013 Equity Plan that are delivered (either by actual delivery, attestation or net exercise) to the Company by a participant to (x) purchase shares upon the exercise of such award or (y) satisfy tax withholding obligations with respect to such awards, including shares retained from the award creating the tax obligation, subject, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended. As of December 31, 2024, there were 2,608,540 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan.

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

Share-based compensation expense related to stock option awards is based on the fair value of the stock option awards on the date of grant, as estimated using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of certain management assumptions, including the expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The Company estimates the term over which option holders are expected to hold their stock options by using the simplified method for “plain-vanilla” stock option awards because the Company’s stock option exercise history does not provide a reasonable basis to compute the expected term for stock options granted under the Stock Incentive Plans. The Company primarily relies on historical stock price volatility using a simple average calculation method to estimate the expected stock price volatility over the expected term. The volatility assumption may be further adjusted to incorporate implied volatility if such impact would be significant to the overall fair value estimate. The risk-free interest rate is based on U.S. Treasury securities with terms that approximate the expected term of the stock options. The expected dividend yield is zero, as the Company has not previously declared cash dividends and does not currently intend to declare cash dividends on its class A common stock in the foreseeable future. These assumptions are based on management’s best judgment, and changes to these assumptions could materially affect the fair value estimates and amount of share-based compensation expense recognized.

As of December 31, 2024, there were options to purchase 4,956,022 shares of class A common stock outstanding under the Stock Incentive Plans. The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the periods indicated:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2022	11,668	$26.87
Granted	4,400	34.61
Exercised	(101)	13.75	$1,469
Forfeited/Expired	(198)	49.87
Balance as of December 31, 2022	15,769	28.83
Granted	368	29.01
Exercised	(1,756)	17.38	$36,636
Forfeited/Expired	(1,445)	44.15
Balance as of December 31, 2023	12,936	28.68
Granted	97	163.16
Exercised	(7,826)	23.55	$807,096
Forfeited/Expired	(251)	45.58
Balance as of December 31, 2024	4,956	$38.56
Exercisable as of December 31, 2024	2,484	$32.10	$639,759	5.9
Expected to vest as of December 31, 2024	2,472	$45.04	604,514	7.2
Total	4,956	$38.56	$1,244,273	6.5

Stock options outstanding as of December 31, 2024 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at December 31, 2024
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$12.45 - $20.00	1,324	$15.64	5.1
$20.01 - $30.00	1,021	$24.94	7.8
$30.01 - $40.00	23	$30.16	8.4
$40.01 - $50.00	1,567	$41.18	7.0
$60.01 - $70.00	924	$69.12	6.1
$150.01 - $160.00	91	$159.47	9.2
$220.01 - $222.99	6	$222.99	9.8
Total	4,956	$38.56	6.5

An aggregate of 1,727,360, 2,606,250, and 2,455,000 stock options with an aggregate grant date fair value of $41.3 million, $51.6 million, and $35.8 million vested during the years ended December 31, 2024, 2023, and 2022, respectively.

The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $114.18, $19.49, and $20.16 for each share subject to a stock option granted during the years ended December 31, 2024, 2023, and 2022, respectively, based on the following assumptions:

	Years Ended December 31,
	2024	2023	2022
Expected term of awards in years	5.5 - 6.3	5.5 - 6.3	6.3
Expected volatility	75.1% - 82.8%	70.6% - 74.1%	58.4% - 75.5%
Risk-free interest rate	4.2% - 4.5%	3.7% - 4.4%	1.9% - 3.9%
Expected dividend yield	0	0.0%	0.0%

The Company recognized approximately $39.4 million, $44.8 million, and $48.3 million in share-based compensation expense for the years ended December 31, 2024, 2023, and 2022, respectively, from stock options granted under the Stock Incentive Plans. As of December 31, 2024, there was approximately $36.1 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 1.8 years.

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

Share-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s class A common stock on the date of grant. The Company recognizes share-based compensation expense associated with such share-settled restricted stock unit awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). With the exception of share-settled restricted stock unit awards to non-employee members of the Company’s Board of Directors, which vest in full after one year, the share-settled restricted stock unit awards granted to date vest in equal annual installments over a four-year period (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the Stock Incentive Plan or applicable restricted stock unit agreement). In the second quarter of 2024, the Company transitioned from a “net settlement” approach, which it previously used in nearly all jurisdictions in which restricted stock units were granted, to generally using a “sell-to-cover” approach for settling its share-settled restricted stock units. Under a “net settlement” approach, when settling restricted stock units, the Company withholds shares equal in value to the statutory withholding obligations and pays the tax withholding amount from its own cash reserves. The tax payment under the “net settlement” approach is reflected as a financing activity on the Consolidated Statements of Cash Flows. Under a “sell-to-cover” approach, shares underlying vested awards are issued in full and participants sell shares in the market in amounts necessary to satisfy statutory withholding obligations. The tax withholding obligations are therefore satisfied with proceeds from these sales rather than from the Company’s cash reserves.

As of December 31, 2024, there were 1,230,672 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2022	1,051
Granted	602
Vested	(282)	$6,604
Forfeited	(175)
Balance as of December 31, 2022	1,196
Granted	1,229
Vested	(365)	$14,817
Forfeited	(208)
Balance as of December 31, 2023	1,852
Granted	328
Vested	(571)	$112,476
Forfeited	(378)
Balance as of December 31, 2024	1,231
Expected to vest as of December 31, 2024	1,231	$356,427

During the year ended December 31, 2024, 570,980 share-settled restricted stock units having an aggregate grant date fair value of $19.0 million vested, and 25,060 shares were withheld to satisfy tax obligations, resulting in 545,920 issued shares. During the year ended December 31, 2023, 365,020 share-settled restricted stock units having an aggregate grant date fair value of $13.5 million vested, and 104,400 shares were withheld to satisfy tax obligations, resulting in 260,620 issued shares. During the year ended December 31, 2022, 281,800 share-settled restricted stock units having an aggregate grant date fair value of $12.3 million vested, and 94,670 shares were withheld to satisfy tax obligations, resulting in 187,130 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the years ended December 31, 2024, 2023, and 2022 was $146.50, $29.28 and $24.62, respectively, based on the fair value of the Company’s class A common stock. The Company recognized approximately $24.2 million, $17.4 million, and $13.4 million in share-based compensation expense for the years ended December 31, 2024, 2023, and 2022, respectively, from share-settled restricted stock units granted under the Stock Incentive Plans. As of December 31, 2024, there was approximately $57.4 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.8 years.

Share-settled performance stock units

During 2023 and 2024, the Company granted performance stock units under the 2023 Equity Plan. Performance stock units entitle recipients to receive a number of shares of the Company’s class A common stock at a specified date in the future based on achievement of one or more performance measures, as specified in the applicable performance stock unit agreement. Although the Company may in its sole discretion elect to pay fully or partially in cash in lieu of settling solely in shares, it does not currently intend to do so.

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

The TSR Goal is considered a “market condition” under ASC 718, Compensation—Stock Compensation. The Company uses a Monte Carlo simulation model to determine the grant date fair value of performance awards with a market condition. The Monte Carlo simulation takes into consideration the assumptions noted below, in addition to the probability that the market condition will be achieved based on predicted stock price paths compared to peer companies in the Nasdaq Composite Index. The Company did not grant any performance awards prior to 2023. The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $313.86 and $48.62 for each performance stock unit granted during the years ended December 31, 2024 and 2023, respectively, based on the following assumptions:

	Years ending December 31,
	2024	2023
Expected term of awards in years	3.0	3.0
Expected volatility	92.67% - 95.50%	95.6%
Risk-free interest rate	4.1% -4.4%	4.1%
Expected dividend yield	0.0%	0.0%

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

As of December 31, 2024, there were 306,939 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the period indicated:

	Share-Settled Performance Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2023	0
Granted	267
Vested	0	$0
Forfeited	(13)
Balance as of December 31, 2023	254
Granted	60
Vested	0	$0
Forfeited	(7)
Balance as of December 31, 2024	307
Expected to vest as of December 31, 2024	307	$177,791

No performance stock units vested during the years ended December 31, 2024 or 2023. For the years ended December 31, 2024 and 2023, the Company recognized approximately $8.4 million and $2.3 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of December 31, 2024, there was approximately $20.1 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.1 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan. No other stock-based awards or cash-settled restricted stock units were granted in 2024, 2023, or 2022. As of December 31, 2024, there were a total of 3,750 other stock-based awards outstanding and 1,250 cash-settled restricted stock units outstanding, respectively, under the 2013 Equity Plan.

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

The Company recognized approximately $2.8 million and $3.2 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units for the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company recognized a reduction of approximately $0.5 million in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of December 31, 2024, there was approximately $0.2 million of total unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 0.1 years, subject to additional fair value adjustments through the earlier of settlement or expiration.

2021 ESPP

The Company also maintains the 2021 ESPP. The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 1,000,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the years ended December 31, 2024, 2023, and 2022, 93,668 shares,198,560 shares, and 159,250 shares, respectively, of class A common stock were issued in connection with the 2021 ESPP. As of December 31, 2024, 502,402 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

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

During the years ended December 31, 2024, 2023, and 2022, the Company recognized approximately $2.2 million, $1.9 million and $2.4 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of December 31, 2024, there was approximately $0.5 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.2 years.

Tax Benefits Related to Equity Plans

The following table summarizes the tax (benefit) expense related to the Company’s equity plans (in thousands) for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Tax (benefit) expense related to:
Share-based compensation expense	$(15,652)	$(12,874)	$(12,155)
Exercises of stock options and vesting of share-settled restricted stock units	(216,477)	(3,367)	1,370
Total tax benefit related to the Company's equity plans	$(232,129)	$(16,241)	$(10,785)

(12) Basic and Diluted (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income - Basic	$(1,166,661)	$429,121	$(1,469,797)
Effect of dilutive shares on net (loss) income:
Interest expense on 2025 Convertible Notes, net of tax	0	5,648	0
Interest expense on 2027 Convertible Notes, net of tax	0	2,874	0
Net (loss) income - Diluted	$(1,166,661)	$437,643	$(1,469,797)

Denominator:
Weighted average common shares of class A common stock	172,909	117,066	93,569
Weighted average common shares of class B common stock	19,640	19,640	19,640
Total weighted average shares of common stock outstanding - Basic	192,549	136,706	113,209

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	0	4,613	0
Restricted stock units	0	546	0
Performance stock units	0	130	0
Employee stock purchase plan	0	5	0
2025 Convertible Notes	0	16,332	0
2027 Convertible Notes	0	7,330	0
Total weighted average shares of common stock outstanding - Diluted	192,549	165,662	113,209

(Loss) earnings per share:
Basic (loss) earnings per share (1)	$(6.06)	$3.14	$(12.98)
Diluted (loss) earnings per share (1)	$(6.06)	$2.64	$(12.98)

(1) Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The following weighted average shares of potential class A common stock were excluded from the diluted (loss) earnings per share calculation because their impact would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock options	6,926	5,896	14,615
Restricted stock units	1,647	297	1,195
Performance stock units	585	0	0
Employee stock purchase plan	16	52	64
2025 Convertible Notes	4,998	0	16,332
2027 Convertible Notes	7,330	0	7,330
2028 Convertible Notes	1,558	0	0
2029 Convertible Notes	497	0	0
2030 Convertible Notes	4,358	0	0
2031 Convertible Notes	2,046	0	0
2032 Convertible Notes	2,108	0	0
Total	32,069	6,245	39,536

(13) At-the-Market Equity Offerings

From time to time, the Company has entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its class A common stock through at-the-market equity offering programs. Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the at-the-market equity offering programs and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights. The following table summarizes the terms and provisions of each sales agreement, and pursuant to each at-the-market equity offering program that was active during 2024, 2023, or 2022. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each at-the-market equity offering program in the following table are reported in thousands.

	October 2024 Sales Agreement	August 2024 Sales Agreement	November 2023 Sales Agreement	August 2023 Sales Agreement	May 2023 Sales Agreement	2022 Sales Agreement
Agreement effective date	October 30, 2024	August 1, 2024	November 30, 2023	August 1, 2023	May 1, 2023	September 9, 2022
Maximum aggregate offering price	$21,000,000	$2,000,000	$750,000	$750,000	$625,000	$500,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%
Date terminated	n/a	n/a	July 31, 2024	November 29, 2023	August 1, 2023	May 1, 2023
As of December 31, 2024:
Cumulative shares sold under such sales agreement	38,671,537	11,685,355	12,720,770	15,929,500	10,791,700	15,674,300
Cumulative net proceeds received from shares sold under such sales agreement	$14,199,432	$1,993,273	$747,025	$737,760	$333,494	$385,181
Maximum aggregate offering price remaining available for sale under such sales agreement	$6,774,741	$0	n/a	n/a	n/a	n/a

The following table summarizes the sales activity of each sales agreement that was active during 2024, 2023, or 2022 for the periods indicated. The net proceeds (less sales commissions and expenses) for each at-the-market equity offering program are reported in thousands.

	Years Ended December 31,
	2024	2023	2022
Number of shares sold under such sales agreement:
2022 Sales Agreement	n/a	13,488,550	2,185,750
May 2023 Sales Agreement	n/a	10,791,700	n/a
August 2023 Sales Agreement	n/a	15,929,500	n/a
November 2023 Sales Agreement	1,951,620	10,769,150	n/a
August 2024 Sales Agreement	11,685,355	n/a	n/a
October 2024 Sales Agreement	38,671,537	n/a	n/a
Total shares sold pursuant to at-the-market equity offering programs	52,308,512	50,978,900	2,185,750

Net proceeds received from shares sold under such sales agreement:
2022 Sales Agreement	n/a	338,962	$46,219
May 2023 Sales Agreement	n/a	333,494	n/a
August 2023 Sales Agreement	n/a	737,760	n/a
November 2023 Sales Agreement	137,152	609,873	n/a
August 2024 Sales Agreement	1,993,273	n/a	n/a
October 2024 Sales Agreement	14,199,432	n/a	n/a
Total net proceeds received from shares sold pursuant to at-the-market equity offering programs	$16,329,857	$2,020,089	$46,219

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

In the fourth quarter of 2024, the Company retired all 8,684,291 shares of its class A common stock previously held in treasury and returned the shares to the status of authorized, but unissued. Upon retirement, it is the Company’s policy to allocate the excess of the aggregated purchase price of the shares being retired over their par value, first to additional paid in capital (based on the proportion of shares retired to the number of total shares issued, applied to the additional paid in capital balance, each as of the retirement date) and then any remaining portion to retained earnings (deficit).

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

The Company made contributions to the 401(k) Plan totaling $2.3 million, $2.8 million, and $3.1 million during the years ended December 31, 2024, 2023, and 2022, respectively.

(16) Segment Information

The Company has one reportable operating segment, the “Software Business,” which is engaged in the design, development, marketing, and sales of the Company’s enterprise analytics software platform through cloud subscriptions and licensing arrangements and related services (i.e., product support, consulting, and education). The “Corporate & Other” category presented in the following tables is not considered an operating segment. It consists primarily of costs and expenses related to executing the Company’s bitcoin strategy and includes the impairment charges and other third-party costs associated with the Company’s bitcoin holdings, net interest expense primarily related to long-term debt obligations (the net proceeds of which were primarily used to purchase bitcoin), and income tax effects generated from the Company’s bitcoin holdings and related debt issuances.

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who manages the entity on a consolidated basis. The CODM uses “net income (loss)” to assess the profitability of the software business by comparing actual to budgeted results on a monthly basis. In doing so, he focuses on “controllable costs” across main functions of the Software Business and will allocate personnel and budget accordingly to maximize potential profitability. The CODM also uses “net income (loss)” to understand the impact from income taxes and debt-related items for general tax and liquidity planning purposes.

The following tables present (for each of the Software Business segment and Corporate & Other category, and on a consolidated basis) the Company’s revenues and significant expenses regularly provided to the CODM, reconciled to net income (loss) (in thousands) for each of the periods presented. Total segment assets (in thousands) provided to the CODM are also disclosed in the tables below for each period presented.

	Year-Ended December 31, 2024
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$463,456		$463,456
Significant expenses (1)
Controllable
Sales and marketing	(105,782)		(105,782)
Maintenance	(28,739)		(28,739)
Consulting	(56,472)		(56,472)
Cloud	(42,731)		(42,731)
Technology	(105,140)		(105,140)
Corporate resources	(85,479)		(85,479)
Non-Controllable
Digital asset impairment losses		(1,789,862)	(1,789,862)
Digital asset custody fees		(5,956)	(5,956)
Share-based compensation expense	(77,124)		(77,124)
Payroll taxes on equity award exercises and vestings	(13,723)		(13,723)
Other segment items (2)	(167)	(1,753)	(1,920)
Interest expense, net (3)		(61,941)	(61,941)
Loss on debt extinguishment		(22,933)	(22,933)
Income tax benefit (4)	226,961	540,724	767,685
Net income (loss)	$175,060	$(1,341,721)	$(1,166,661)
Total assets, as of December 31, 2024 (5)	$743,190	$25,100,495	$25,843,685

	Year Ended December 31, 2023
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$496,261		$496,261
Significant expenses (1)
Controllable
Sales and marketing	(112,408)		(112,408)
Maintenance	(20,058)		(20,058)
Consulting	(61,019)		(61,019)
Cloud	(31,466)		(31,466)
Technology	(106,901)		(106,901)
Corporate resources	(84,947)		(84,947)
Non-Controllable
Digital asset impairment losses		(115,851)	(115,851)
Digital asset custody fees		(1,572)	(1,572)
Share-based compensation expense	(69,571)		(69,571)
Payroll taxes on equity award exercises and vestings	(820)		(820)
Other segment items (2)	(10,717)	(1,182)	(11,899)
Interest expense, net (3)		(48,960)	(48,960)
Gain on debt extinguishment		44,686	44,686
Income tax benefit (4)	10,553	543,093	553,646
Net income	$8,907	$420,214	$429,121
Total assets, as of December 31, 2023 (5)	$470,353	$4,292,175	$4,762,528

	Year Ended December 31, 2022
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$499,264		$499,264
Significant expenses (1)
Controllable
Sales and marketing	(106,348)		(106,348)
Maintenance	(19,211)		(19,211)
Consulting	(64,843)		(64,843)
Cloud	(24,488)		(24,488)
Technology	(115,225)		(115,225)
Corporate resources	(86,541)		(86,541)
Non-Controllable
Digital asset impairment losses (gains on sale), net		(1,286,286)	(1,286,286)
Digital asset custody fees		(1,870)	(1,870)
Share-based compensation expense	(63,619)		(63,619)
Payroll taxes on equity award exercises and vestings	(238)		(238)
Other segment items (2)	1,058	(982)	76
Interest expense, net (3)		(53,136)	(53,136)
Income tax provision (4)	(14,798)	(132,534)	(147,332)
Net income (loss)	$5,011	$(1,474,808)	$(1,469,797)

(1)
Significant expenses regularly provided to the CODM include both: (i) costs that the CODM considers to be “controllable”, for which the Company can manage future expense via the budgeting process (e.g. salaries, commissions, travel and entertainment expenses, third party-service provider fees, etc.), and that support each specific function of the Software Business (i.e. sales and marketing, maintenance, consulting, cloud, technology, and corporate resources) and (ii) costs that the CODM considers to be “non-controllable”, for which future expenses are primarily outside the Company’s control, such as digital asset impairment and custody fees, share-based compensation expense, and employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans.
(2)
Other segment items for the Software Business are primarily related to foreign currency transaction gains and losses, costs supporting the Company’s education function, one-time corporate initiatives, and certain expenses that are not easily allocable to specific functions. Other segment items for the Corporate & Other category are primarily related to third-party consulting and advisory fees.
(3)
Interest expense, net is substantially related to interest expense on the Company’s long-term debt arrangements, the proceeds from which were primarily used to purchase bitcoin. All of the Company’s interest income and expense are presented in the Corporate & Other category.
(4)
Income tax effects allocated to the Corporate & Other category are related solely to transactions involving the Company’s bitcoin or debt, including digital asset impairment, interest expense, gains and losses on debt extinguishments, and other third-party expenses.
(5)
Segment assets allocated to the Corporate & Other category are the Company’s digital assets and deferred tax assets related primarily to digital asset impairment losses and interest expense.

Depreciation and amortization are included in net income (loss), but are not regularly reported to the CODM, except for the amortization of debt issuance costs, which is included as interest expense under the Corporate & Other category. All remaining depreciation and amortization is related to the Software Business, and separately presented in the Company’s Consolidated Statements of Cash Flows. Significant non-cash items include digital asset impairment, share-based compensation, and gains and losses on debt extinguishments and are presented in the table above and in the Company’s Consolidated Statements of Operations and/or Statements of Cash Flows. The Company does not regularly report capital expenditures on long-lived assets to the CODM.

The following table presents total revenues and long-lived assets (in thousands) according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net.

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Total revenues
Year ended December 31, 2024	$259,582	$155,923	$47,951	$463,456
Year ended December 31, 2023	$284,174	$155,914	$56,173	$496,261
Year ended December 31, 2022	$294,697	$152,614	$51,953	$499,264
Long-lived assets
As of December 31, 2024	$69,767	$3,556	$7,564	$80,887
As of December 31, 2023	$75,004	$3,937	$7,343	$86,284

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the years ended December 31, 2024, 2023, and 2022, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the years ended December 31, 2024, 2023, and 2022, no individual customer accounted for 10% or more of total consolidated revenues.

As of December 31, 2024 and 2023, no individual foreign country accounted for 10% or more of total consolidated assets.

(17) Related Party Transactions

Saylor Indemnification Agreements

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

On June 12, 2023, the Company entered into a new indemnification agreement with Mr. Saylor (the “2023 Tail Agreement”) pursuant to which Mr. Saylor agreed to provide coverage that is similar to the coverage provided under the 2022 Tail Agreement, but only to cover the Excluded Claims for an initial one-year term and for a payment of $157,000. Pursuant to the terms of the 2023 Tail Agreement, the Company has elected to extend the term of the 2023 Tail Agreement for a period of one-year commencing on June 12, 2024, and paid Mr. Saylor $157,000 during the three months ended June 30, 2024. The Company may elect, at its option, to extend the term under the 2023 Tail Agreement for up to a total of three additional one-year periods, for $157,000 per additional one-year term.

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

Allocation Agreements

In connection with the Consent Order disclosed in Note 9, Commitments and Contingencies, to the Consolidated Financial Statements, on May 31, 2024, the Company and Mr. Saylor entered into an agreement pursuant to which Mr. Saylor and the Company agreed that Mr. Saylor would pay $40,000,000 due to the District to settle the case and resolve the litigation with the District. Pursuant to a separate agreement between Mr. Saylor and the Company, Mr. Saylor paid this settlement amount to the District in full and the Company is not obligated to make any contribution to the settlement payment. On July 15, 2024, Mr. Saylor and the Company entered into a separate agreement with counsel to the Relator to resolve the amount due to such counsel in satisfaction of Relator’s claims for statutory expenses, attorneys’ fees and costs. Pursuant to the separate agreement between Mr. Saylor and the Company, Mr. Saylor paid this settlement amount in full and the Company is not obligated to make any contribution to this settlement payment.

(18) Subsequent Events

Digital asset purchases

During the period between January 1, 2025 and February 14, 2025, the Company has purchased approximately 31,270 bitcoins for $3.165 million, or approximately $101,225 per bitcoin.

Under ASU 2023-08, which the Company will adopt on January 1, 2025, the Company will account for its bitcoin under a fair value accounting model (in which both realized and unrealized gains and losses will be reflected in net income in the period incurred) instead of a cost-less-impairment accounting model. See Note 2(g), Summary of Significant Accounting Policies – Digital Assets, and Note 4, Digital Assets, to the Consolidated Financial Statements, for further detail on accounting for digital assets under the current accounting model and Note 3, Recent Accounting Standards, to the Consolidated Financial Statements, for further detail on accounting under ASU 2023-08.

At-the-market equity offering

During the period between January 1, 2025 and February 14, 2025, the Company sold an aggregate of 7,004,067 shares of its class A common stock under the October 2024 Sales Agreement for aggregate net proceeds to the Company (less sales commissions) of approximately $2.602 billion. As of February 14, 2025, approximately $4.168 billion shares of its class A common stock remained available for issuance and sale pursuant to the October 2024 Sales Agreement.

Amendment of 2023 Equity Plan

On January 21, 2025, the Company’s stockholders approved an amendment (the “2024 Plan Amendment”) to the Company’s 2023 Equity Plan at the Company’s 2025 Special Meeting of Stockholders. The 2024 Plan Amendment had been previously adopted by the Company’s Board of Directors (the “Board”), subject to stockholder approval, on December 20, 2024. The 2024 Plan Amendment amended the 2023 Equity Plan to provide that, beginning on December 20, 2024, each non-employee director who is newly appointed to the Board shall automatically receive, upon the date of such director’s initial appointment to the Board, equity awards having an aggregate fair value equal to $2,000,000, one-half of which ($1,000,000) will consist of a non-statutory stock option and one-half of which ($1,000,000) will consist of restricted stock units, with each award vesting annually in equal installments over four years. No other amendments were made to the 2023 Equity Plan.

Increase in authorized shares

On January 22, 2025, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Certificate of Amendment”) to the Company’s Second Restated Certificate of Incorporation to (i) increase the number of authorized shares of Class A common stock from 330,000,000 to 10,330,000,000; (ii) increase the number of authorized shares of preferred stock from 5,000,000 to 1,005,000,000; and (iii) correspondingly increase the total number of authorized shares of capital stock (which is the sum of the authorized number of class A common stock, class B common stock, and preferred stock) from 500,000,000 to 11,500,000,000 shares of capital stock. The Certificate of Amendment became effective on January 22, 2025 upon filing with the Secretary of State of the State of Delaware.

Redemption of 2027 Convertible Notes

On January 24, 2025, the Company delivered a notice of full redemption (the “2027 Notice”) to the trustee of the Company’s 2027 Convertible Notes. The 2027 Notice calls for the redemption of all of the outstanding 2027 Convertible Notes on February 24, 2025 (the “2027 Redemption Date”), at a redemption price equal to 100% of the principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to but excluding the 2027 Redemption Date, unless earlier converted.

Series A perpetual strike preferred stock offering

On February 5, 2025, the Company completed a registered public offering of 7,300,000 shares of the Company’s 8.00% Series A Perpetual Strike Preferred Stock (“Series A Strike Preferred”), at a price to the public of $80.00 per share, for net proceeds of $563.4 million, after deducting the underwriting discounts and commissions and the Company’s estimated offering expenses. The Company filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware designating and establishing the terms of the Series A Strike Preferred. The Series A Strike Preferred was listed for trading on the Nasdaq Global Select Market under the symbol “STRK.” The outstanding shares of Series A Strike Preferred have an aggregate liquidation preference of $730 million and accumulate cumulative dividends (“Regular Dividends”) at a rate per annum equal to 8.00% on the liquidation preference thereof, regardless of whether or not declared or funds are legally available for their payment. Declared Regular Dividends on the Series A Strike Preferred are payable, at the Company’s election, in cash, shares of class A common stock or a combination of cash and shares of class A common stock, in the manner, and subject to the terms, set forth in the Certificate of Designations. Subject to certain limitations, holders of Series A Strike Preferred have the right to convert some or all of their shares into shares of class A common stock at the then-applicable conversion rate. The initial conversion rate is 0.1000 shares of class A common stock per share of Series A Strike Preferred, which represents an initial conversion price of $1,000.00 per share of class A common stock, and is subject to adjustment as provided in the Certificate of Designations.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Second Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 000-24435)).

3.2

Certificate of Amendment to the MicroStrategy Incorporated Second Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2025 (File No. 000-24435)).

3.3

Amended and Restated By-Laws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2015 (File No. 000-24435)).

3.4

Certificate of Designations of 8.00% Series A Perpetual Strike Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2025 (File No. 000-24435)).

4.1

Form of Certificate of Class A Common Stock of the registrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (File No. 000-24435)).

4.2	Description of the registrant’s registered securities.

4.3

Indenture, dated as of February 19, 2021, by and between the registrant and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021 (File No. 000-24435)).

4.4

Form of 0% Convertible Senior Note due 2027 (included within Exhibit 4.3 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2021 (File No. 000-24435)).

4.5

Indenture, dated as of March 8, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024 (File No. 000-24435)).

4.6

Form of 0.625% Convertible Senior Note due 2030 (included within Exhibit 4.5 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024 (File No. 000-24435)).

4.7

Indenture, dated as of March 18, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024 (File No. 000-24435)).

4.8

Form of 0.875% Convertible Senior Note due 2031 (included within Exhibit 4.7 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024 (File No. 000-24435)).

4.9

Indenture, dated as of June 17, 2024, by and between MicroStrategy Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

4.10

Form of 2.25% Convertible Senior Note due 2032 (included within Exhibit 4.9 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

4.11

Indenture, dated as of September 19, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2024 (File No. 000-24435)).

4.12

Form of 0.625% Convertible Senior Note due 2028 (included within Exhibit 4.11 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2024 (File No. 000-24435)).

4.13

Indenture, dated as of November 21, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2024 (File No. 000-24435)).

4.14

Form of 0% Convertible Senior Note due 2029 (included within Exhibit 4.13 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2024 (File No. 000-24435)).

4.15

Form of Certificate of 8.00% Series A Perpetual Strike Preferred Stock of the registrant (included within Exhibit 3.4 incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2025 (File No. 000-24435)).

10.1†

MicroStrategy Incorporated 2013 Stock Incentive Plan (the “2013 Plan”) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2013 (File No. 000-24435)).

10.2†	Amendment No. 1 to the 2013 Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2014 (File No. 000-24435)).

10.3†	Amendment No. 2 to the 2013 Plan (incorporated herein by reference to Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 filed with the SEC on July 25, 2014 (File No. 333-197645)).

10.4†	Amendment No. 3 to the 2013 Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2015 (File No. 000-24435)).

10.5†	Amendment No. 4 to the 2013 Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 (File No. 000-24435)).

10.6†

Amendment No. 5 to the 2013 Plan (incorporated herein by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2021 (File No. 000-24435)).

10.7†

Form of Nonstatutory Stock Option Agreement (2013) under the 2013 Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2013 (File No. 000-24435)).

10.8†

Form of Nonstatutory Stock Option Agreement (2016) under the 2013 Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (File No. 000-24435)).

10.9†

Form of Restricted Stock Unit (“RSU”) Agreement (2021) under the 2013 Plan (incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 000-24435)).

10.10†

Form of International RSU Agreement (2022) under the 2013 Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (File No. 000-24435)).

10.11†

Form of UK RSU Agreement (2021) under the 2013 Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 000-24435)).

10.12†

Form of Canada RSU Agreement (2021) under the 2013 Plan (incorporated herein by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 000-24435)).

10.13†

Form of Argentina RSU Agreement (2022) under the 2013 Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (File No. 000-24435)).

10.14†

Form of China RSU Agreement (2022) under the 2013 Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (File No. 000-24435)).

10.15†

MicroStrategy Incorporated 2023 Equity Incentive Plan (the “2023 Plan”) (incorporated herein by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 000-24435)).

10.16†	Amendment No. 1 to the 2023 Plan.

10.17†

U.S. Form of Nonstatutory Stock Option Agreement (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023 (File No. 000-24435)).

10.18†

U.S. Form of RSU Agreement (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023 (File No. 000-24435)).

10.19†

UK Form of Nonstatutory Stock Option Agreement (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.20†

UK Form of RSU Agreement (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.21†

China Form of Nonstatutory Stock Option Agreement (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.22†

China Form of RSU Agreement (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.23†

Canada Form of RSU Agreement (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.24†

International Form of Nonstatutory Stock Option Agreement (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.25†

International Form of RSU Agreement (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 000-24435)).

10.26†	UK Sub-Plan under the 2023 Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.27†

U.S. Form of Nonstatutory Stock Option Agreement (Non-Employee Director) (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.28†

U.S. Form of RSU Agreement (Non-Employee Director) (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.29†

U.S. Form of Performance Stock Unit (“PSU”) Agreement (2023) under the 2023 Plan (incorporated herein by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023 (File No. 000-24435)).

10.30†

China Form of RSU Agreement (2024) under the 2023 Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (File No. 000-024435)).

10.31†

U.S. Form of RSU Agreement (2024) under the 2023 Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (File No. 000-024435)).

10.32†

U.K. Form of RSU Agreement (2024) under the 2023 Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (File No. 000-024435)).

10.33†

Canada Form of RSU Agreement (2024) under the 2023 Plan (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (File No. 000-024435)).

10.34†

International Form of RSU Agreement (2024) under the 2023 Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (File No. 000-024435)).

10.35†

U.S. Form of PSU Agreement (2024) under the 2023 Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (File No. 000-024435)).

10.36†

Amendments made to certain outstanding RSU and PSU Agreements under the 2013 Plan and the 2023 Plan, the forms of which agreements were filed or incorporated by reference as Exhibits 10.9, 10.10, 10.11, 10.12, 10.13, 10.17, 10.19, 10.22, 10.24, and 10.28 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2024 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30 2024 (File No. 000-024435)).

10.37†	Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers.

10.38†	Summary of Director Fees, Equity Grants, Perquisites, and Associated Other Compensation Arrangements for Non-Employee Directors.

10.39†

Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC (incorporated herein by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-24435)).

10.40†

Summary of Designated Company Vehicles Policy (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 000-24435)).

10.41†

Summary of Cash Bonus and Salary Determinations for Certain Executive Officers (incorporated herein by reference to Item 9B to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 000-24435)).

10.42†

Summary of Certain Provisions of CFO Offer Letter (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (File No. 000-24435)).

10.43†

MicroStrategy Incorporated 2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on February 1, 2021 (File No. 333-252608)).

10.44†*

Indemnification Agreement, effective as of June 12, 2023, by and between the registrant and Michael J. Saylor (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (File No. 000-24435)).

10.45†

Allocation Agreement dated May 31, 2024 between MicroStrategy Incorporated and Michael J. Saylor (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (File No. 000-024435)).

10.46

Sales Agreement, dated as of August 1, 2024, by and among MicroStrategy, TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Maxim Group LLC and SG Americas Securities, LLC (incorporated herein by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3ASR filed with the SEC on August 1, 2024 (File No. 333-281175)).

10.47

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

19	MicroStrategy Incorporated Insider Trading Policy

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Dodd-Frank Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 000-24435))

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

Date: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Phong Le Phong Le	President & Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2025

/s/ Andrew Kang Andrew Kang	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 18, 2025
/s/ Jeanine Montgomery Jeanine Montgomery	Vice President & Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025

/s/ Michael J. Saylor	Chairman of the Board of Directors & Executive Chairman	February 18, 2025
Michael J. Saylor

/s/ BRIAN BROOKS	Director	February 18, 2025
Brian Brooks

/s/ Jane Dietze	Director	February 18, 2025
Jane Dietze

/s/ Stephen X. Graham	Director	February 18, 2025
Stephen X. Graham

/s/ Jarrod M. Patten	Director	February 18, 2025
Jarrod M. Patten

/s/ Leslie Rechan	Director	February 18, 2025
Leslie Rechan

/s/ Carl J. Rickertsen	Director	February 18, 2025
Carl J. Rickertsen

/s/ Gregg Winiarski	Director	February 18, 2025
Gregg Winiarski

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2024, 2023, and 2022

(in thousands)

	Balance at the			Balance at
	beginning of			the end of
	the period	Additions (1)	Deductions	the period
Allowance for credit losses:
December 31, 2024	$3,069	722	(1,603)	$2,188
December 31, 2023	$2,564	797	(292)	$3,069
December 31, 2022	$2,775	383	(594)	$2,564
Deferred tax valuation allowance:
December 31, 2024	$1,427	0	(933)	$494
December 31, 2023	$511,412	193	(510,178)	$1,427
December 31, 2022	$999	510,488	(75)	$511,412

(1)
Reductions in/charges to revenues and expenses.