Form 10-Q
period 2025-03-31
MICROSTRATEGY Inc
filed 2025-05-05
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

22182

(Zip Code)

(703) 848-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A common stock, par value $0.001 per share	MSTR	The Nasdaq Global Select Market
8.00% Series A Perpetual Strike Preferred Stock, $0.001 par value per share	STRK	The Nasdaq Global Select Market
10.00% Series A Perpetual Strife Preferred Stock, $0.001 par value per share	STRF	The Nasdaq Global Select Market

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

As of May 2, 2025, the registrant had 253,763,053 and 19,640,250 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,298	$38,117
Restricted cash	1,960	1,780
Accounts receivable, net	104,585	181,203
Prepaid expenses and other current assets	36,769	31,224
Total current assets	203,612	252,324
Digital assets	43,546,079	23,909,373
Property and equipment, net	28,335	26,327
Right-of-use assets	53,070	54,560
Deposits and other assets	83,261	75,794
Deferred tax assets, net	5,403	1,525,307
Total assets	$43,919,760	$25,843,685
Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$53,716	$52,982
Accrued compensation and employee benefits	32,785	58,362
Accrued interest	5,970	5,549
Current portion of long-term debt, net	525	517
Deferred revenue and advance payments	215,693	237,974
Total current liabilities	308,689	355,384
Long-term debt, net	8,140,156	7,191,158
Deferred revenue and advance payments	3,981	4,970
Operating lease liabilities	53,691	56,403
Other long-term liabilities	4,439	5,379
Deferred tax liabilities	1,883,071	407
Total liabilities	10,394,027	7,613,701
Commitments and Contingencies
Mezzanine Equity
8.00% Series A Perpetual Strike Preferred Stock, $0.001 par value; 269,800 shares authorized, 7,650 shares issued and outstanding at March, 31, 2025; redemption value and liquidation preference of $764,991 at March 31, 2025	593,624	0
10.00% Series A Perpetual Strife Preferred Stock, $0.001 par value; 8,500 shares authorized, issued and outstanding at March 31, 2025; redemption value of $851,417 and liquidation preference of $850,000 at March 31, 2025	710,873	0
Total mezzanine equity	1,304,497	0
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 726,700 and 5,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	0	0
Class A common stock, $0.001 par value; 10,330,000 and 330,000 shares authorized, 246,537 and 226,138 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	247	226
Class B common stock, $0.001 par value; 165,000 shares authorized, 19,640 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	25,881,089	20,411,998
Accumulated other comprehensive loss	(11,967)	(15,384)
Retained earnings (accumulated deficit)	6,351,847	(2,166,876)
Total stockholders’ equity	32,221,236	18,229,984
Total liabilities, mezzanine equity and stockholders' equity	$43,919,760	$25,843,685

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Revenues:
Product licenses	$7,270	$12,938
Subscription services	37,103	22,966
Total product licenses and subscription services	44,373	35,904
Product support	52,529	62,685
Other services	14,164	16,657
Total revenues	111,066	115,246
Cost of revenues:
Product licenses	964	567
Subscription services	14,429	8,604
Total product licenses and subscription services	15,393	9,171
Product support	7,354	8,547
Other services	11,224	12,297
Total cost of revenues	33,971	30,015
Gross profit	77,095	85,231
Operating expenses:
Sales and marketing	27,532	33,451
Research and development	24,423	29,183
General and administrative	40,547	34,666
Unrealized loss on digital assets	5,906,005	0
Digital asset impairment losses	0	191,633
Total operating expenses	5,998,507	288,933
Loss from operations	(5,921,412)	(203,702)
Interest expense, net	(17,106)	(11,881)
Other (expense) income, net	(3,936)	1,696
Loss before income taxes	(5,942,454)	(213,887)
Benefit from income taxes	(1,725,084)	(160,769)
Net loss	(4,217,370)	(53,118)
Dividends on preferred stock	(10,648)	0
Net loss attributable to common stockholders of Strategy	$(4,228,018)	$(53,118)
Basic loss per common share (1)	$(16.49)	$(0.31)
Weighted average common shares outstanding - Basic	256,473	171,942
Diluted loss per common share (1)	$(16.49)	$(0.31)
Weighted average common shares outstanding - Diluted	256,473	171,942

(1) Basic and fully diluted loss per common share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Net loss	$(4,217,370)	$(53,118)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	3,417	(1,725)
Total other comprehensive income (loss)	3,417	(1,725)
Comprehensive loss	$(4,213,953)	$(54,843)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual		Total	Class A		Class B Convertible		Additional			Accumulated Other	Retained Earnings
	Preferred Stock		Stockholders'	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	(Accumulated
	Shares	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit)
Balance at January 1, 2024	0	$0	$2,164,972	157,725	$24	19,640	$2	$3,957,728	(8,684)	$(782,104)	$(11,444)	$(999,234)
Net loss	0	0	(53,118)	0	0	0	0	0	0	0	0	(53,118)
Other comprehensive loss	0	0	(1,725)	0	0	0	0	0	0	0	(1,725)	0
Issuance of class A common stock upon exercise of stock options	0	0	136,088	5,731	0	0	0	136,088	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	0	0	2,071	69	0	0	0	2,071	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	(1,273)	39	0	0	0	(1,273)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	137,152	1,952	0	0	0	137,152	0	0	0	0
Share-based compensation expense	0	0	15,938	0	0	0	0	15,938	0	0	0	0
Balance at March 31, 2024	0	$0	$2,400,105	165,516	$24	19,640	$2	$4,247,704	(8,684)	$(782,104)	$(13,169)	$(1,052,352)
Net loss	0	0	(102,559)	0	0	0	0	0	0	0	0	(102,559)
Other comprehensive loss	0	0	(381)	0	0	0	0	0	0	0	(381)	0
Issuance of class A common stock upon exercise of stock options	0	0	17,261	1,215	0	0	0	17,261	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	(932)	311	0	0	0	(932)	0	0	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	500,815	12,672	2	0	0	500,813	0	0	0	0
Share-based compensation expense	0	0	20,490	0	0	0	0	20,490	0	0	0	0
Balance at June 30, 2024	0	$0	$2,834,799	179,714	$26	19,640	$2	$4,785,336	(8,684)	$(782,104)	$(13,550)	$(1,154,911)
Net loss	0	0	(340,174)	0	0	0	0	0	0	0	0	(340,174)
Other comprehensive income	0	0	3,970	0	0	0	0	0	0	0	3,970	0
Par value adjustment for class A and B common stock issued upon stock split	0	0	0	0	157	0	18	(175)	0	0	0	0
Issuance of class A common stock upon exercise of stock options	0	0	4,192	193	1	0	0	4,191	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	0	0	2,233	25	0	0	0	2,233	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	(1)	53	0	0	0	(1)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	1,105,141	8,048	8	0	0	1,105,133	0	0	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	144,349	3,651	0	0	0	144,349	0	0	0	0
Share-based compensation expense	0	0	19,140	0	0	0	0	19,140	0	0	0	0
Balance at September 30, 2024	0	$0	$3,773,649	191,684	$192	19,640	$20	$6,060,206	(8,684)	$(782,104)	$(9,580)	$(1,495,085)
Net loss	0	0	(670,810)	0	0	0	0	0	0	0	0	(670,810)
Other comprehensive loss	0	0	(5,804)	0	0	0	0	0	0	0	(5,804)	0
Issuance of class A common stock upon exercise of stock options	0	0	26,746	687	1	0	0	26,745	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	(1)	142	0	0	0	(1)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	15,087,564	42,309	42	0	0	15,087,522	0	0	0	0
Retirement of treasury stock	0	0	0	(8,684)	(9)	0	0	(781,114)	8,684	782,104	0	(981)
Share-based compensation expense	0	0	18,640	0	0	0	0	18,640	0	0	0	0
Balance at December 31, 2024	0	$0	$18,229,984	226,138	$226	19,640	$20	$20,411,998	0	$0	$(15,384)	$(2,166,876)
Opening balance adjustment due to the adoption of ASU 2023-08, net of tax	0	0	12,746,378	0	0	0	0	0	0	0	0	12,746,378
Other	0	0	(1,097)	0	0	0	0	0	0	0	0	(1,097)
Net loss	0	0	(4,217,370)	0	0	0	0	0	0	0	0	(4,217,370)
Other comprehensive income	0	0	3,417	0	0	0	0	0	0	0	3,417	0
Preferred stock cash dividends declared	0	0	(9,188)	0	0	0	0	0	0	0	0	(9,188)
Issuance of class A common stock upon exercise of stock options	0	0	9,418	271	0	0	0	9,418	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	0	0	2,703	26	0	0	0	2,703	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	0	104	0	0	0	0	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	4,399,205	12,625	13	0	0	4,399,192	0	0	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	1,045,132	7,373	8	0	0	1,045,124	0	0	0	0
Share-based compensation expense	0	0	12,654	0	0	0	0	12,654	0	0	0	0
Issuance of Series A Perpetual Preferred Stock - STRF	8,500	710,873	0	0	0	0	0	0	0	0	0	0
Issuance of Series A Perpetual Preferred Stock - STRK	7,650	593,624	0	0	0	0	0	0	0	0	0	0
Balance at March 31, 2025	16,150	$1,304,497	$32,221,236	246,537	$247	19,640	$20	$25,881,089	0	$0	$(11,967)	$6,351,847

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(4,217,370)	$(53,118)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,575	3,050
Reduction in carrying amount of right-of-use assets	2,240	2,110
Deferred taxes	(1,728,363)	(161,170)
Share-based compensation expense	11,819	17,791
Unrealized loss on digital assets	5,906,005	0
Digital asset impairment losses	0	191,633
Amortization of issuance costs on long-term debt	6,048	2,557
Changes in operating assets and liabilities:
Accounts receivable	10,542	12,190
Prepaid expenses and other current assets	(7,835)	(6,260)
Deposits and other assets	(1,519)	(5,339)
Accounts payable and accrued expenses	(1,431)	(2,005)
Accrued compensation and employee benefits	(30,385)	(13,279)
Accrued interest	421	9,385
Deferred revenue and advance payments	43,289	41,560
Operating lease liabilities	(2,618)	(2,896)
Other long-term liabilities	193	(7,622)
Net cash (used in) provided by operating activities	(2,389)	28,587
Investing activities:
Purchases of digital assets	(7,661,663)	(1,639,309)
Advance deposits on purchases of property and equipment	(6,000)	0
Purchases of property and equipment	(2,737)	(1,545)
Net cash used in investing activities	(7,670,400)	(1,640,854)
Financing activities:
Proceeds from convertible senior notes	2,000,000	1,403,750
Issuance costs paid for convertible senior notes	(14,133)	(28,071)
Payments to settle conversions and redemption of convertible senior notes	(143)	0
Principal payments of other long-term secured debt	(141)	(133)
Proceeds from sale of preferred stock under public offerings	1,336,938	0
Issuance costs paid related to sale of preferred stock under public offerings	(31,113)	0
Dividends paid on preferred stock	(9,188)	0
Proceeds from sale of common stock under public offerings	4,407,093	137,765
Issuance costs paid related to sale of common stock under public offerings	(7,129)	(613)
Proceeds from exercise of stock options	9,418	134,874
Proceeds from sales under employee stock purchase plan	2,703	2,071
Payment of withholding tax on vesting of restricted stock units	0	(1,243)
Net cash provided by financing activities	7,694,305	1,648,400
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	845	(1,078)
Net increase in cash, cash equivalents, and restricted cash	22,361	35,055
Cash, cash equivalents, and restricted cash, beginning of period	39,897	48,673
Cash, cash equivalents, and restricted cash, end of period	$62,258	$83,728

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying Consolidated Financial Statements of MicroStrategy Incorporated d/b/a Strategy (“Strategy,” “MicroStrategy” or the “Company”) are unaudited. In the opinion of management, all adjustments necessary for a fair statement of financial position and results of operations have been included. All such adjustments are of a normal recurring nature, unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

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

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the Company’s accounting policies since December 31, 2024 except as discussed below within this footnote.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Digital Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective January 1, 2025 on a prospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings. Prior periods were not restated. As a result, the Company’s financial results for the three months ended March 31, 2025 are not directly comparable to the financial results for earlier periods.

The adoption of ASU 2023-08 resulted in the following impacts as of January 1, 2025:

	December 31, 2024	Effect of the Adoption	January 1, 2025
Consolidated Balance Sheet	As Reported	of ASU 2023-08	As Adjusted
Digital assets	$23,909,373	$17,881,048	$41,790,421
Deferred tax assets	1,525,307	(1,165,605)	359,702
Deferred tax liabilities	407	3,969,065	3,969,472
(Accumulated deficit) retained earnings	(2,166,876)	12,746,378	10,579,502

Although the Company continues to initially record its bitcoin purchases at cost, subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, any increases or decreases in fair value are recognized as incurred in the Company's Consolidated Statements of Operations, and the fair value of the Company’s bitcoin is reflected within the Company's Consolidated Balance Sheets each reporting period-end. As a result of the adoption of ASU 2023-08, the Company no longer accounts for its bitcoin under a cost-less-impairment accounting model and no longer establishes a deferred tax asset related to bitcoin impairment losses. Instead, the Company establishes a deferred tax liability if the market value of bitcoin at the reporting date is greater than the average cost basis of the Company’s bitcoin holdings at such reporting date, and any subsequent increases or decreases in the market value of bitcoin increases or decreases the deferred tax liability. In determining the gain (loss) to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific bitcoin sold immediately prior to sale.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. For purposes of calculating the adjusted financial statement income, the Company will be required to ratably allocate the increase to the Company’s retained earnings over a four year period, from 2025 through 2028. When determining whether the Company is subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, the Company’s adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year. Accordingly, as a result of the enactment of the IRA and the Company’s adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations, when finalized, are revised to provide relief (or other interim relief is granted), the Company could become subject to CAMT in the tax years 2026 and beyond. If the Company becomes subject to the CAMT, it could result in a material tax obligation that the Company would need to satisfy in cash, which could materially affect its financial results, including its earnings and cash flow, and its financial condition.

(c) Redeemable Preferred Stock

In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the shares of 8.00% Series A Perpetual Strike Preferred Stock (“Perpetual Strike Preferred Stock”) and 10.00% Series A Perpetual Strife Preferred Stock (“Perpetual Strife Preferred Stock”) are classified within mezzanine equity, as certain events that could cause such shares to become redeemable are not solely within the control of the Company. The shares are initially recognized based on proceeds received, net of issuance costs, and are not accreted to their redemption value unless it becomes probable that the Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock will become redeemable. Refer to Note 9, Redeemable Preferred Stock for further discussion.

(d) Segment Reporting

The Company has adopted ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) for the year ended December 31, 2024, and for interim periods beginning January 1, 2025 as reflected in Note 12, Segment Information, to the Consolidated Financial Statements, including retroactive application to all prior periods presented. Refer to Note, 3 Recent Accounting Pronouncements in the Company’s financial statements as of and for the year ended December 31, 2024 for further discussion.

(2) Recent Accounting Standards

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

(3) Digital Assets

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. The Company’s digital assets are initially recorded at cost. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, bitcoin assets are measured at fair value as of each reporting period. The Company determines the fair value of its bitcoin in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred in the Company's Consolidated Statements of Operations, within “Unrealized loss on digital assets”, within operating expenses in the Company’s Consolidated Statement of Operations.

Prior to the adoption of ASU 2023-08, the Company’s digital assets were initially recorded at cost, and subsequently measured at cost, net of any impairment losses incurred since acquisition. Impairment losses were recognized as “Digital asset impairment losses” in the Company’s Consolidated Statement of Operations in the period in which the impairment occurred. Gains (if any) were not recorded until realized upon sale, at which point they were presented net of any impairment losses in the Company’s Consolidated Statements of Operations.

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	March 31,	December 31,
	2025	2024
Approximate number of bitcoins held	528,185	447,470
Digital asset carrying value	$43,546,079	$23,909,373
Cumulative digital asset impairment losses	n/a	$4,058,875

The carrying value on the Company’s consolidated Balance Sheet at each period-end prior to the adoption of ASC 2023-08 represented the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoin at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through December 31, 2024.

The following table summarizes the Company’s digital asset purchases, losses (gains) on digital assets as calculated after the adoption of ASU 2023-08 on January 1, 2025, and digital asset impairment losses as calculated prior to the adoption of ASU 2023-08 (in thousands, except number of bitcoins) for the periods indicated. The Company did not sell any of its bitcoins during the three months ended March 31, 2025 or 2024, respectively.

	Three Months Ended
	March 31,
	2025	2024
Approximate number of bitcoins purchased	80,715	25,128
Digital asset purchases	$7,661,663	$1,639,309
Unrealized loss on digital assets	$5,906,005	n/a
Digital asset impairment losses	n/a	$191,633

From time to time, the Company’s execution partners may extend short-term credits to the Company to purchase bitcoin in advance of using cash funds in the Company’s trading account, or allow the Company to make bitcoin purchases on a delayed settlement basis. Trade credits and delayed settlements, as applicable, are due and payable after the bitcoin purchases are completed. In the first quarter of 2025, certain bitcoin of the Company and MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, and in 2024, certain bitcoin of MacroStrategy, were subject to a first priority security interest and lien in order to secure payments owed by the Company with respect to these arrangements. While trade credits or delayed settlements are outstanding, the Company may incur interest fees and be required to maintain minimum balances in its trading and custody accounts with such execution partners. As of March 31, 2025, the Company had no outstanding trade credits payable.

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

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2025	2024
Billed and billable	$107,301	$183,391
Less: allowance for credit losses	(2,716)	(2,188)
Accounts receivable, net	$104,585	$181,203

Changes in the allowance for credit losses were not material for the three months ended March 31, 2025.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $2.7 million and $2.6 million, as of March 31, 2025 and December 31, 2024, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts and accrued sales and usage-based royalty revenue. In royalty-based arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $6.3 million and $6.8 million, as of March 31, 2025 and December 31, 2024, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three months ended March 31, 2025 and 2024, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2025	2024
Current:
Deferred product licenses revenue	$794	$1,777
Deferred subscription services revenue	94,488	107,119
Deferred product support revenue	116,975	124,684
Deferred other services revenue	3,436	4,394
Total current deferred revenue and advance payments	$215,693	$237,974

Non-current:
Deferred product licenses revenue	$153	$174
Deferred subscription services revenue	1,393	2,263
Deferred product support revenue	2,143	2,111
Deferred other services revenue	292	422
Total non-current deferred revenue and advance payments	$3,981	$4,970

During the three months ended March 31, 2025, the Company recognized revenues of $85.4 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2025. During the three months ended March 31, 2024, the Company recognized revenues of $80.8 million from amounts included in the total deferred revenue and advance payments balances at the beginning of 2024. For the three months ended March 31, 2025 and 2024, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of March 31, 2025, the Company had an aggregate transaction price of $442.8 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. The Company expects to recognize $275.8 million within the next 12 months and the remainder thereafter.

(5) Long-term Debt

The net carrying value of the Company’s outstanding debt (in thousands) consisted of the following, as of:

	March 31, 2025	December 31, 2024
2027 Convertible Notes	$0	$1,041,352
2028 Convertible Notes	999,587	998,543
2029 Convertible Notes	2,976,855	2,975,037
2030A Convertible Notes	786,152	785,172
2030B Convertible Notes	1,985,365	0
2031 Convertible Notes	595,087	594,476
2032 Convertible Notes	788,084	787,417
Other long-term secured debt	9,551	9,678
Total	$8,140,681	$7,191,675
Reported as:
Current portion of long-term debt, net	525	517
Long-term debt, net	8,140,156	7,191,158
Total	$8,140,681	$7,191,675

Convertible Senior Notes

As of March 31, 2025, the following convertible notes were outstanding (the “Outstanding Convertible Notes”):

•
$1.010 billion aggregate principal amount of 0.625% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”);
•
$3.000 billion aggregate principal amount of 0% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”);
•
$800.0 million aggregate principal amount of 0.625% Convertible Senior Notes due 2030 (the “2030A Convertible Notes”);
•
$2.000 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030B Convertible Notes”);
•
$603.8 million aggregate principal amount of 0.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”); and
•
$800.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”).

Additionally, the Company also previously issued, in February 2021, the $1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”, and together with the Outstanding Convertible Notes, the “Convertible Notes”), all of which were redeemed or converted into the Company’s class A common stock during the three months ended March 31, 2025.

Each of the Convertible Notes were issued in a private offering. The Outstanding Convertible Notes are, and the 2027 Convertible Notes were, senior unsecured obligations of the Company ranking senior in right of payment to any of the Company’s indebtedness expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The following table summarizes the key terms of each of the Convertible Notes (principal at inception, net proceeds, and issuance costs are each reported in thousands):

	2027 Convertible Notes	2028 Convertible Notes	2029 Convertible Notes	2030A Convertible Notes	2030B Convertible Notes	2031 Convertible Notes	2032 Convertible Notes
Issuance Date	February 2021	September 2024	November 2024	March 2024	February 2025	March 2024	June 2024
Maturity Date (1)	February 15, 2027	September 15, 2028	December 1, 2029	March 15, 2030	March 1, 2030	March 15, 2031	June 15, 2032
Principal at Inception	$1,050,000	$1,010,000	$3,000,000	$800,000	$2,000,000	$603,750	$800,000
Stated Interest Rate (2)	0.000%	0.625%	0.000%	0.625%	0.000%	0.875%	2.250%
Interest Payment Dates (3)	February 15 & August 15	March 15 & September 15	June 1 & December 1	March 15 & September 15	March 1 & September 1	March 15 & September 15	June 15 & December 15
Net Proceeds	$1,025,830	$997,375	$2,974,250	$782,000	$1,984,852	$592,567	$786,000
Issuance Costs (4)	$24,170	$12,625	$25,750	$18,000	$15,148	$11,183	$14,000
Effective Interest Rate (4)	0.39%	1.05%	0.24%	1.14%	0.25%	1.30%	2.63%
Date of Holder Put Option (5)	n/a	September 15, 2027	June 1, 2028	September 15, 2028	March 1, 2028	September 15, 2028	June 15, 2029
Initial Conversion Rate (6)	6.981	5.4589	1.4872	6.677	2.3072	4.297	4.894
Initial Conversion Price (7)	$143.25	$183.19	$672.40	$149.77	$433.43	$232.72	$204.33
Convertible at any time after the following date (8) (9)	January 24, 2025	March 15, 2028	June 1, 2029	September 15, 2029	December 3, 2029	September 15, 2030	December 15, 2031
Not redeemable by the Company prior to the following date (10)	February 20, 2024	December 20, 2027	December 4, 2026	March 22, 2027	March 5, 2027	March 22, 2028	June 20, 2029
Redemption Date (11)	February 24, 2025	n/a	n/a	n/a	n/a	n/a	n/a
(1)
“Maturity Date” is the stated maturity date under each applicable indenture governing such notes, unless earlier converted, redeemed, or repurchased in accordance with their terms.
(2)
Holders may receive additional or special interest under specified circumstances as outlined under each applicable indenture governing the Convertible Notes.
(3)
For the Convertible Notes issued in 2024, interest payments begin on (a) September 15, 2024 for each of the 2030A Convertible Notes and the 2031 Convertible Notes, (b) December 15, 2024 for the 2032 Convertible Notes, and (c) March 15, 2025 for the 2028 Convertible Notes. The 2029 Convertible Notes issued in 2024 and the 2030B Convertible Notes issued in 2025 do not bear regular interest.
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
(5)
“Date of Holder Put Option” represents the respective dates upon which holders of the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2030B Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes each have a noncontingent right to require the Company to repurchase for cash all or any portion of their respective notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.
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
(8)
On or after the stated dates until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert the Convertible Notes at any time. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s class A common stock, or a combination of cash and shares of class A common stock, at the Company’s election. For the 2027 Convertible Notes, the date presented is the date on which the Company delivered its notice of full redemption of the 2027

Convertible Notes, which resulted in the 2027 Convertible Notes being convertible at any time thereafter until 5:00pm New York City time, on February 20, 2025. See below under “Conversions and Redemption of Convertible Notes” for further information.
(9)
Prior to the respective dates, the Convertible Notes are convertible only under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2024 for the 2030A Convertible Notes and 2031 Convertible Notes, on September 30, 2024 for the 2032 Convertible Notes, on December 31, 2024 for the 2028 Convertible Notes, on March 31, 2025 for the 2029 Convertible Notes, or on June 30, 2025 for the 2030B Convertible Notes, if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Convertible Notes on each applicable trading day; (b) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined under each applicable indenture governing the respective Convertible Notes) per $1,000 principal amount of the respective Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s class A common stock and the applicable conversion rate on each such trading day; (c) in the case of the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes, the Company calls any or all of such Convertible Notes for redemption, then a holder may surrender all or any part of such of its Convertible Notes as called for redemption for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; (d) in the case of the 2030B Convertible Notes, the Company calls any 2030B Convertible Notes for redemption, then the holders of such 2030B Convertible Note may convert such 2030B Convertible Notes at any time before the close of business on the second business day immediately before the related redemption date; and (e) upon occurrence of specified corporate events as described in each applicable indenture governing the respective Convertible Notes.
(10)
The Company may redeem for cash all or a portion of the Outstanding Convertible Notes at its option, on or after the stated dates, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the respective Convertible Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. See below “Conversions and Redemption of Convertible Notes” subsection for information regarding the Company’s redemption of the 2027 Convertible Notes.
(11)
“Redemption Date” for the 2027 Convertible Notes is the date on which the Company redeemed all outstanding 2027 Convertible Notes.

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

The respective indentures governing the Convertible Notes contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee of the respective Convertible Notes or the holders of at least 25% in principal amount outstanding of the respective Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the respective Convertible Notes to be due and payable.

Although the Convertible Notes contain embedded conversion features, the Company accounts for the Convertible Notes in their entirety as a liability because the conversion features are indexed to the Company’s class A common stock and meet the criteria for classification in stockholders’ equity and therefore do not qualify for separate derivative accounting.

Conversions and Redemption of Convertible Notes

On January 24, 2025, the Company delivered a notice of full redemption (the “2027 Redemption Notice”) to the trustee of the Company’s 2027 Convertible Notes for the redemption of all $1.05 billion in aggregate principal amount of the 2027 Convertible Notes then outstanding on February 24, 2025 (the “2027 Redemption Date”), at a redemption price equal to 100% of the principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to but excluding the 2027 Redemption Date, unless earlier converted. The Company elected to satisfy its conversion obligation with respect to the 2027 Convertible Notes by delivering solely shares of its class A common stock, together with cash in lieu of any fractional shares. Holders of the 2027 Convertible Notes requested to convert $1.050 billion in principal amount of the 2027 Convertible Notes for which the Company issued 7,373,528 shares of the Company’s class A common stock and paid a nominal amount of cash in lieu of fraction shares upon settlement of such conversion requests, in accordance with the terms and provisions of the indenture governing the 2027 Convertible Notes.

During the three months ended March 31, 2025, the Company received from certain holders of the 2031 Convertible Notes requests to convert an immaterial principal amount of the 2031 Convertible Notes, which the Company expects to settle in shares of class A common stock during the quarter ending June 30, 2025, in accordance with the terms and provisions of the indenture governing the 2031 Convertible Notes.

During the three months ended March 31, 2024, the Company received from certain holders of the Company’s 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) requests to convert an immaterial principal amount of the 2025 Convertible Notes, which the Company elected to settle in shares of class A common stock and cash in accordance with the terms and provisions of the indenture governing the 2025 Convertible Notes. The settlement was effected during the three months ended June 30, 2024. No shares of class A common stock were issued in respect of such conversions during the three months ended March 31, 2024. The 2025 Convertible Notes were previously redeemed or converted into the Company’s class A common stock in the third quarter of 2024 and were not outstanding as December 31, 2024 or March 31, 2025.

Collective Convertible Notes Disclosures

As of March 31, 2025, the maximum number of shares into which the Outstanding Convertible Notes could have been potentially converted if the conversion features were triggered at the conversion rates then in effect based on the Outstanding Convertible Notes then outstanding on such date was:

•
2028 Convertible Notes: 5,513,489 shares;
•
2029 Convertible Notes: 4,461,600 shares;
•
2030A Convertible Notes: 5,341,600 shares;
•
2030B Convertible Notes: 4,614,400 shares;
•
2031 Convertible Notes: 2,594,314 shares; and
•
2032 Convertible Notes: 3,915,200 shares.

The 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes were convertible at the option of the holders during the three months ended March 31, 2025. In addition, the 2027 Convertible Notes were convertible at the option of the holders during the three months ended March, 31, 2025 prior to their redemption. The Outstanding Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods. As of March 31, 2025, the last reported sale price of the Company’s class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, March 31, 2025 was greater than or equal to 130% of the conversion price of each of the 2028 Convertible Notes, 2030A Convertible Notes and 2032 Convertible Notes on each applicable trading day. Therefore, the 2028 Convertible Notes, 2030A Convertible Notes, and 2032 Convertible Notes are convertible at the option of the holders of the respective Convertible Notes during the second quarter of 2025.

The Company did not receive conversion requests with respect to the Convertible Notes during the three months ended March 31, 2025 and 2024, except the conversion requests received with respect to the 2027 Convertible Notes and 2031 Convertible Notes during the three months ended March 31, 2025, as described above under “Conversions and Redemption of Convertible Notes”. Additionally, as described above under “Conversions and Redemption of Convertible Notes,” during the three months ended March 31, 2024, the Company received conversion requests with respect to an immaterial principal amount of the 2025 Convertible Notes.

As of March 31, 2025, and December 31, 2024, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s Outstanding Convertible Notes outstanding as of March 31, 2025 (in thousands):

	March 31, 2025
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Convertible Notes	$1,010,000	$(10,413)	$999,587	$1,846,987	Level 2
2029 Convertible Notes	3,000,000	(23,145)	2,976,855	2,426,196	Level 2
2030A Convertible Notes	800,000	(13,848)	786,152	1,637,518	Level 2
2030B Convertible Notes	2,000,000	(14,635)	1,985,365	1,909,206	Level 2
2031 Convertible Notes	603,750	(8,663)	595,087	854,306	Level 2
2032 Convertible Notes	800,000	(11,916)	788,084	1,292,139	Level 2
Total	$8,213,750	$(82,620)	$8,131,130	$9,966,352

The following is a summary of the Company’s Convertible Notes outstanding as of December 31, 2024 (in thousands):

	December 31, 2024
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2027 Convertible Notes	$1,050,000	$(8,648)	$1,041,352	$2,134,125	Level 2
2028 Convertible Notes	1,010,000	(11,457)	998,543	1,927,828	Level 2
2029 Convertible Notes	3,000,000	(24,963)	2,975,037	2,447,682	Level 2
2030A Convertible Notes	800,000	(14,828)	785,172	1,657,323	Level 2
2031 Convertible Notes	603,750	(9,274)	594,476	877,559	Level 2
2032 Convertible Notes	800,000	(12,583)	787,417	1,324,602	Level 2
Total	$7,263,750	$(81,753)	$7,181,997	$10,369,119

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended March 31, 2025 and 2024, interest expense related to the Convertible Notes (including the 2025 Convertible Notes) was as follows (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$0	$0	$0	$1,219	$767	$1,986
2027 Convertible Notes	0	401	401	0	1,010	1,010
2028 Convertible Notes	1,578	1,044	2,622	0	0	0
2029 Convertible Notes	0	1,818	1,818	0	0	0
2030A Convertible Notes	1,250	980	2,230	319	248	567
2030B Convertible Notes	0	513	513	0	0	0
2031 Convertible Notes	1,321	611	1,932	191	89	280
2032 Convertible Notes	4,500	668	5,168	0	0	0
Total	$8,649	$6,035	$14,684	$1,729	$2,114	$3,843

For the three months ended March 31, 2025, the Company paid $8.2 million in interest related to the Convertible Notes. The Company did not pay any interest related to the Convertible Notes or 2025 Convertible Notes during the three months ended March 31, 2024. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.

On June 14, 2021, the Company issued $500 million aggregate principal amount of 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”) in a private offering. These notes, which were guaranteed by MicroStrategy Services Corporation, a wholly owned subsidiary of the Company (the “Subsidiary Guarantor”), bore a fixed interest rate of 6.125% per annum, payable semiannually, with a maturity date of June 15, 2028, unless earlier redeemed or repurchased in accordance with their terms and subject to a springing maturity feature described in the indenture governing the 2028 Secured Notes. The 2028 Secured Notes were secured by a first priority security interest in the Company's and the Subsidiary Guarantor’s assets, including bitcoins acquired by the Company or the Subsidiary Guarantor after June 14, 2021. The Company redeemed all 2028 Secured Notes on September 26, 2024, at a redemption price equal to $523.9 million, and all collateral securing the 2028 Secured Notes was released. For additional information about the 2028 Secured Notes, see Note 8 to the Company’s Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended March 31, 2024, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended March 31, 2024
	Contractual	Amortization of
	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,656	$429	$8,085

The Company did not pay any interest related to the 2028 Secured Notes during the three months ended March 31, 2024.

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. After monthly payments made under the terms of the agreement, the loan had a net carrying value of $9.6 million and $9.7 million as of March 31, 2025 and December 31, 2024, respectively, and an outstanding principal balance of $9.7 million and $9.8 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, $0.5 million and $0.5 million of the respective net carrying values were short-term and were presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheets.

Maturities

The following table shows the maturities of the Company’s debt instruments outstanding as of March 31, 2025 (in thousands). The principal payments related to the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2030B Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the respective convertible notes on their respective Date of Holder Put Option.

Payments due by period ended March 31,	2028 Convertible Notes	2029 Convertible Notes	2030A Convertible Notes	2030B Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	Other long-term secured debt	Total
2026	$0	$0	$0	$0	$0	$0	$577	$577
2027	0	0	0	0	0	0	608	608
2028	1,010,000	0	0	2,000,000	0	0	8,477	3,018,477
2029	0	3,000,000	800,000	0	603,750	0	0	4,403,750
2030	0	0	0	0	0	800,000	0	800,000
Thereafter	0	0	0	0	0	0	0	0
Total	$1,010,000	$3,000,000	$800,000	$2,000,000	$603,750	$800,000	$9,662	$8,223,412

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement or death, bodily harm, or damage to tangible personal property due to the Company’s personnel's gross negligence or willful misconduct in providing contracted services, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of March 31, 2025 or December 31, 2024.

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

The Company’s Brazilian subsidiary voluntarily disclosed information from its 2018 internal review to Brazil’s General Superintendence of the Administrative Council for Economic Defense (“SG/CADE”), the Federal Comptroller General (“CGU”), and the Office of the Comptroller General of the State of São Paulo (“CGE-SP”). Following this voluntary disclosure and cooperation with these agencies, the Company’s Brazilian subsidiary signed leniency agreements with the SG/CADE in September 2020, with the CGU and the Federal General Attorney’s Office (“AGU”) in July 2024, and with the CGE-SP and the Office of the Attorney General of the State of São Paulo (“PGE-SP”) in April 2025.

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

Pursuant to its leniency agreement with the CGE-SP and PGE-SP, the Brazilian subsidiary (i) paid approximately BRL 2.38 million (equivalent to approximately $406,000) in April 2025, and (ii) has been granted immunity from debarment and other sanctions.

The Company’s Brazilian subsidiary continues to cooperate with requests from government authorities related to the above matters. As of March 31, 2025, the Company remained unable to reasonably estimate a range of loss beyond the 2024 third quarter payment and April 2025 payment described above.

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

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the three months ended March 31, 2025, the Company recorded a benefit from income taxes of $1.73 billion on a pretax loss of $5.94 billion, which resulted in an effective tax rate of 29.0%. For the three months ended March 31, 2024, the Company recorded a benefit from income taxes of $160.8 million on a pretax loss of $213.9 million, which resulted in an effective tax rate of 75.2%. During the three months ended March 31, 2025, the Company’s benefit from income taxes primarily related to the tax effect of the unrealized loss on digital assets. During the three months ended March 31, 2024, the Company’s benefit from income taxes primarily related to the (i) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units) and (ii) a tax benefit from an increase in the Company’s deferred tax asset related to the impairment on its bitcoin holdings.

As of March 31, 2025, the Company had a valuation allowance of $0.5 million primarily related to the Company’s deferred tax assets related to foreign tax credits in certain jurisdictions that, in the Company’s present estimation, more likely than not will not be realized. As of March 31, 2025, the Company had deferred tax liabilities with respect to the unrealized gain on its bitcoin holdings of approximately $2.28 billion. The Company’s deferred tax liabilities are partially offset by deferred tax assets, such as net operating losses and capitalized research and development costs. If the market value of bitcoin declines in future periods, the Company’s deferred tax liability with respect to the unrealized gain on its bitcoin holdings will decrease, and the Company may be required to establish additional valuation allowances against its deferred tax assets. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of March 31, 2025, the Company had gross unrecognized income tax benefits, including accrued interest, of $10.3 million, of which $2.9 million was recorded in “Other long-term liabilities” and $7.4 million was recorded in “Deferred tax liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2024, the Company had gross unrecognized income tax benefits of $10.2 million, including accrued interest, $2.9 million of which was recorded in “Other long-term liabilities” and $7.3 million of which was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheet.

As of March 31, 2025 and December 31, 2024, the Company had income taxes payable of $6.7 million and $9.5 million, respectively, recorded in “Accounts payable, accrued expenses, and operating lease liabilities” in the Company’s Consolidated Balance Sheets.

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

The Company maintains the 2023 Equity Incentive Plan (as amended, the “2023 Equity Plan”) under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, performance stock units, and other stock-based awards. An aggregate of up to 19,327,030 shares of the Company’s class A common stock were authorized for issuance under the 2023 Equity Plan. As of March 31, 2025, there were 2,768,783 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan. The 2013 Equity Plan and the 2023 Equity Plan together are referred to herein as the “Stock Incentive Plans.”

Stock option awards

As of March 31, 2025, there were options to purchase 4,560,073 shares of class A common stock outstanding under the Stock Incentive Plans. The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2025:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2025	4,956	$38.56
Granted	47	$290.23
Exercised	(271)	$34.79	$76,994
Forfeited/Expired	(172)	$46.75
Balance as of March 31, 2025	4,560	$41.07
Exercisable as of March 31, 2025	3,172	$39.06	$790,531	5.7
Expected to vest as of March 31, 2025	1,388	$30.13	$337,652	7.4
Total	4,560	$41.07	$1,128,183	6.2

Stock options outstanding as of March 31, 2025 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at March 31, 2025
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$12.45 - $20.00	1,211	$15.69	4.9
$20.01 - $30.00	970	$24.79	7.6
$30.01 - $40.00	23	$30.16	8.2
$40.01 - $50.00	1,357	$41.29	6.5
$60.01 - $70.00	868	$69.12	5.6
$70.01 - $220.00	79	$159.40	9.0
$220.01 - $300.00	41	$261.29	9.9
$330.01 - $364.20	11	$364.20	9.7
Total	4,560	$41.07	6.2

An aggregate of 958,570 stock options with an aggregate grant date fair value of $30.2 million vested during the three months ended March 31, 2025. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $221.70 and $111.44 for each share subject to a stock option granted during the three months ended March 31, 2025 and 2024, respectively, based on the following assumptions:

	Three Months Ended
	March 31,
	2025	2024
Expected term of awards in years	6.3	6.3
Expected volatility	83.8% - 84.9%	75.1%
Risk-free interest rate	4.1% - 4.4%	4.2%
Expected dividend yield	0.0%	0.0%

For the three months ended March 31, 2025 and 2024, the Company recognized approximately $6.6 million and $9.8 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of March 31, 2025, there was approximately $35.0 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.4 years.

Share-settled restricted stock units

As of March 31, 2025, there were 1,145,722 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2025	1,231
Granted	129
Vested	(104)	$33,050
Forfeited	(110)
Balance as of March 31, 2025	1,146
Expected to vest as of March 31, 2025	1,146	$330,277

During the three months ended March 31, 2025, 104,170 share-settled restricted stock units vested having an aggregate grant date fair value of $11.4 million. During the three months ended March 31, 2024, 60,020 share-settled restricted stock units having an aggregate grant date fair value of $3.2 million vested, and 18,890 shares were withheld to satisfy tax obligations, resulting in 41,130 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the three months ended March 31, 2025 and 2024 was $272.08 and $145.17, respectively, based on the fair value of the Company’s class A common stock.

For the three months ended March 31, 2025 and 2024, the Company recognized approximately $5.2 million and $4.7 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of March 31, 2025, there was approximately $81.4 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 3.2 years.

Share-settled performance stock units

As of March 31, 2025, there were 282,322 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2025	307
Granted	24
Vested	0	$0
Forfeited	(49)
Balance as of March 31, 2025	282
Expected to vest as of March 31, 2025	282	$162,770

The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $445.66 and $307.13 for each performance stock unit granted during the three months ended March 31, 2025 and 2024, respectively, based on the following assumptions:

	Three Months Ended
	March 31,
	2025	2024
Expected term of awards in years	3.0	3.0
Expected volatility	99.2%	92.7%
Risk-free interest rate	3.9%	4.4%
Expected dividend yield	0.0%	0.0%

No performance stock units vested during the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, the Company recognized approximately $0.7 million and $1.1 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of March 31, 2025, there was approximately $25.8 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.3 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan. Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period. For the three months ended March 31, 2025 and 2024, the Company recognized a reduction of approximately $1.1 million and expense of approximately $1.8 million in share-based compensation expense from other stock-based awards and cash-settled restricted stock units, respectively. As of March 31, 2025, there were no other stock-based awards or cash-settled restricted stock units outstanding and there was no unrecognized share-based compensation expense.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 1,000,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the three months ended March 31, 2025, 25,998 shares of class A common stock were issued in connection with the 2021 ESPP. As of March 31, 2025, 476,404 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three months ended March 31, 2025 and 2024, the Company recognized approximately $0.4 million and $0.4 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of March 31, 2025, there was approximately $0.9 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.4 years.

Tax Benefits Related to Equity Plans

The following table summarizes the tax benefit related to the Company’s equity plans (in thousands) for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Tax benefit related to:
Share-based compensation expense	$(1,888)	$(4,192)
Exercises of stock options and vesting of share-settled restricted stock units	(24,605)	(104,306)
Total tax benefit related to the Company's equity plans	$(26,493)	$(108,498)

(9) Redeemable Preferred Stock

The Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock discussed in this footnote below are classified within mezzanine equity, as certain events that could cause such shares to become redeemable are not solely within the control of the Company. Issuances of Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock are recognized based on proceeds received, net of issuance costs and shall not be accreted to its redemption value unless it is probable that the preferred will be become redeemable.

The following table summarizes the key terms and provisions from the initial preferred stock offerings. Net proceeds and issuance costs in the following table are reported in thousands.

	Perpetual Strike Preferred Stock	Perpetual Strife Preferred Stock
Transfer Symbol on NASDAQ	STRK	STRF
Issuance Date	February 5, 2025	March 25, 2025
Initial Shares Issued	$7,300,000	$8,500,000
Dividend Rate Per Annum	8.00%	10.00%
Dividend Payment Method	Cash, class A common stock, or a combination of both	Cash
Dividend Payment Dates	Quarterly, if declared, in arrears on the last day of each calendar quarter	Quarterly, if declared, in arrears on the last day of each calendar quarter
Net Proceeds	$563,226	$710,873
Issuance Costs	$20,774	$11,627
Conversion Privilege	Convertible to class A common stock at any time	None
Initial Conversion Rate	0.1 shares of class A common stock per share of preferred stock	n/a
Public Offering Price	$80.00 per share	$85.00 per share

Perpetual Strike Preferred Stock

On February 5, 2025, the Company issued 7,300,000 shares of Perpetual Strike Preferred Stock in a public offering at an offering price of $80 per share registered under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the issuance of Perpetual Strike Preferred Stock, the Company filed a Certificate of Designations (the “Strike Certificate of Designations”) with the Secretary of State of the State of Delaware designating an aggregate of 7,300,000 shares of, and establishing the terms of, the Perpetual Strike Preferred Stock.

On March 10, 2025, the Company entered into a sales agreement with agents pursuant to which the Company could issue and sell shares of its Perpetual Strike Preferred Stock though an at-the-market equity offering program (the “Strike ATM Offering”), pursuant to which the Company may issue and sell shares of its Perpetual Strike Preferred Stock having an aggregate offering price of up to $21 billion from time to time through the sales agents under the Strike ATM Offering. For more information about the Strike ATM Offering, see Note 11 “At-the-Market Equity Offerings – Perpetual Strike Preferred Stock ATM Offering.”

The Perpetual Strike Preferred Stock has a par value of $0.001 per share and a liquidation preference of $100 per share. The Perpetual Strike Preferred Stock ranks senior to the Company’s class A common stock and class B common stock, and junior to the Perpetual Strife Preferred Stock, with respect to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. If the Company liquidates, dissolves or winds up, whether voluntarily or involuntarily, then the holders of the Perpetual Strike Preferred Stock will be entitled to receive payment for the liquidation preference of, and all accumulated and unpaid Regular Strike Dividends (as defined below) on, their Perpetual Strike Preferred Stock out of the Company’s assets or funds legally available for distribution to its stockholders, before any such assets or funds are distributed to, or set aside for the benefit of, holders of the class A common stock, class B common stock or other junior stock. The Perpetual Strike Preferred Stock is junior to the Company’s existing and future indebtedness, junior to the Perpetual Strife Preferred Stock, structurally junior to the liabilities of the Company’s subsidiaries and subject to the rights and preferences of any other class or series of preferred stock then outstanding.

The Perpetual Strike Preferred Stock accumulates cumulative dividends (“Regular Strike Dividends”) at a rate per annum equal to 8.00% on the liquidation preference thereof (the “Regular Strike Dividend Rate”), and are payable when, as and if declared by the Company’s board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2025 (each, a “Regular Strike Dividend Payment Date”). Declared Regular Strike Dividends on the Perpetual Strike Preferred Stock are payable, at the Company’s election, in cash, shares of class A common stock or a combination of cash and shares of class A common stock. If the Company elects to pay any portion of a declared Regular Strike Dividend in shares of class A common stock, then those shares will be valued at 95% of the daily volume-weighted average price per share of class A common stock on the third trading day before the related Regular Strike Dividend Payment Date. However, the number of shares of class A common stock that the Company will deliver as payment for any declared Regular Strike

Dividend will be limited to a maximum number equal to the total dollar amount of the declared Regular Strike Dividend (including any portion thereof that the Company has elected to pay in shares of class A common stock) divided by the “floor price,” which initially is equal to $119.03 per share and is subject to customary anti-dilution adjustments. If the number of shares that the Company delivers is limited as a result of this provision, then the Company will, to the extent it is legally able to do so, declare and pay the related deficiency in cash.

If any accumulated Regular Strike Dividend (or any portion thereof) on the Perpetual Strike Preferred Stock is not paid on the applicable Regular Strike Dividend Payment Date (or, if such Regular Strike Dividend Payment Date is not a business day, the next business day), then additional Regular Strike Dividends (“Compounded Strike Dividends”) will accumulate on the amount of such unpaid Regular Strike Dividend, compounded quarterly at the Regular Strike Dividend Rate, from, and including, such Regular Strike Dividend Payment Date to, but excluding, the date the same, including all Compounded Strike Dividends thereon, is paid in full.

In certain cases where the Company has not declared and paid accumulated Regular Strike Dividends in full on the Perpetual Strike Preferred Stock, then, subject to limited exceptions, the Company will be prohibited from declaring or paying dividends on or repurchasing any shares of class A common stock, class B common stock or other junior securities.

Subject to certain limitations, holders of the Perpetual Strike Preferred Stock (the “Preferred Strike Stockholders”) will have the right to convert some or all of their shares of Perpetual Strike Preferred Stock on any business day into shares of class A common stock (together, if applicable, with cash in lieu of any fractional share of class A common stock) at the then-applicable conversion rate. The initial conversion rate is 0.1000 shares of class A common stock per share of Perpetual Strike Preferred Stock, which represents an initial conversion price of $1,000.00 per share of class A common stock, and is subject to customary anti-dilution adjustments.

The Company will have the right, at its election, to redeem all, and not less than all, of the Perpetual Strike Preferred Stock, at any time, for cash if the total aggregate liquidation preference of all Perpetual Strike Preferred Stock then outstanding is less than 25% of the aggregate liquidation preference of the Perpetual Strike Preferred Stock issued in the initial issuance of Perpetual Strike Preferred Stock (such a redemption, an “Strike Optional Redemption”). The redemption price for any Perpetual Strike Preferred Stock to be redeemed pursuant to an Strike Optional Redemption will be a cash amount equal to the liquidation preference of the Perpetual Strike Preferred Stock to be redeemed, plus accumulated and unpaid Regular Strike Dividends to, but excluding, the redemption date.

The Company will also have the right, at its election, to redeem all, and not less than all, of the Perpetual Strike Preferred Stock, at any time, for cash if a “Tax Event” (as defined in the Strike Certificate of Designations) occurs (such a redemption, a “Strike Tax Redemption”). The redemption price for any Perpetual Strike Preferred Stock to be redeemed pursuant to a Strike Tax Redemption will be a cash amount equal to (i) the greater of (1) the liquidation preference of the Perpetual Strike Preferred Stock to be redeemed; and (2) the average of the last reported sale prices per share of Perpetual Strike Preferred Stock for the five consecutive trading days ending on, and including, the trading day immediately before the date on which the Company sends the related redemption notice, plus (ii) accumulated and unpaid Regular Strike Dividends to, but excluding, the redemption date.

If a “Fundamental Change” (as defined in the Strike Certificate of Designations) occurs, then, subject to a limited exception, Preferred Strike Stockholders will have the right to require the Company to repurchase some or all of their shares of Perpetual Strike Preferred Stock at a cash repurchase price equal to the liquidation preference of the Perpetual Strike Preferred Stock to be repurchased, plus accumulated and unpaid Regular Strike Dividends, if any, to, but excluding the repurchase date. The Company has evaluated the probability of a redemption in connection with a Fundamental Change. Based on current facts and circumstances and the Company’s current and projected capital structure, management has determined that the occurrence of a Fundamental Change is remote. Accordingly, the Company concluded that accretion to the redemption value of the Perpetual Strike Preferred Stock is not required as of the reporting date.

The Perpetual Strike Preferred Stock has voting rights with respect to certain amendments to the Company’s certificate of incorporation or the Strike Certificate of Designations, certain business combination transactions and certain other matters. However, Preferred Strike Stockholders, as such, are not entitled to vote on an as-converted basis with holders of class A common stock on matters on which holders of class A common stock are entitled to vote.

If less than the full amount of accumulated and unpaid Regular Strike Dividends on the outstanding Perpetual Strike Preferred Stock have been declared and paid in respect of each of (i) four or more consecutive Regular Strike Dividend Payment Dates; and (ii) eight or more consecutive Regular Strike Dividend Payment Dates, then, in each case, subject to certain limitations, the authorized number of the Company’s directors will automatically increase by one (or the Company will vacate the office of one of its directors) and the holders of the Perpetual Strike Preferred Stock, voting together as a single class with the holders of each class or series of “Voting Parity Stock” (as defined in the Strike Certificate of Designations), if any, with similar voting rights regarding the election of directors upon a failure to pay dividends, which similar voting rights are then exercisable, will have the right to elect one director (a “Perpetual Strike Preferred Stock Director”) to fill such directorship at the Company’s next annual meeting of stockholders (or, if earlier, at a special meeting of the Company’s stockholders called for such purpose). If, thereafter, all accumulated and unpaid Regular Strike Dividends on the outstanding Perpetual Strike Preferred Stock have been paid in full, then the right of the holders of the Perpetual Strike Preferred Stock to elect any Perpetual Strike Preferred Stock Directors will terminate. Upon the termination of such right with respect to the Perpetual Strike Preferred Stock and all other outstanding Voting Parity Stock, if any, the term of office of each person then serving as a Perpetual

Strike Preferred Stock Director will immediately and automatically terminate (and, if the authorized number of the Company’s directors was increased by one or two, as applicable, in connection with such election, then the authorized number of the Company’s directors will automatically decrease by one or two, as applicable).

Dividends on Perpetual Strike Preferred Stock

On March 3, 2025, the Company announced that its board of directors declared a quarterly cash dividend of approximately $1.24 per share payable on the Company’s Perpetual Strike Preferred Stock for a total dividend payment of $9.2 million. Payment was made on March 31, 2025 to stockholders of record at the close of business on March 15, 2025. The calculation of this per share dividend amount was prorated to reflect the quarterly dividend accrued from February 5, 2025, the issuance date of the Perpetual Strike Preferred Stock.

Perpetual Strife Preferred Stock

On March 25, 2025, the Company issued 8,500,000 shares of Perpetual Strife Preferred Stock in a public offering (the “Strife Offering”) registered under the Securities Act. In connection with the issuance of Perpetual Strife Preferred Stock, the Company filed a Certificate of Designations (the “Strife Certificate of Designations”) with the Secretary of State of the State of Delaware designating an aggregate of 8,500,000 shares of, and establishing the terms of, the Perpetual Strife Preferred Stock.

The Perpetual Strife Preferred Stock accumulates cumulative dividends (“Regular Strife Dividends”) at a rate per annum equal to 10.00% (the “Regular Strife Dividend Rate”) of the stated amount of $100 per share (the “Strife Stated Amount”). Regular Strife Dividends are payable when, as and if declared by the Company’s board of directors, out of funds legally available for their payment, quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2025 (each, a “Regular Strife Dividend Payment Date”). Declared Strife Regular Dividends on the Perpetual Strife Preferred Stock are payable solely in cash. If any accumulated Regular Strife Dividend (or any portion thereof) on the Perpetual Strife Preferred Stock is not paid on the applicable Regular Strife Dividend Payment Date (or, if such Regular Strife Dividend Payment Date is not a business day, the next business day), then additional Regular Strife Dividends (“Compounded Strife Dividends”) will accumulate on the amount of such unpaid Regular Strife Dividend, compounded quarterly at the Compounded Strife Dividend Rate (as defined below), from, and including, such Regular Strife Dividend Payment Date to, but excluding, the date the same, including all Compounded Strife Dividends thereon, is paid in full. The “Compounded Strife Dividend Rate” applicable to any unpaid Regular Strife Dividend that was due on a Regular Strife Dividend Payment Date (or, if such Regular Strife Dividend Payment Date is not a business day, the next business day) will initially be a rate per annum equal to the Regular Strife Dividend Rate plus 100 basis points; provided, however, that until such Regular Strife Dividend, together with Compounded Strife Dividends thereon, is paid in full, such Compounded Strife Dividend Rate will increase by 100 basis points per annum for each subsequent Regular Strife Dividend period, up to a maximum rate of 18% per annum.

If the Company fails to declare a Regular Strife Dividend on or prior to the record date applicable to a Regular Strife Dividend Payment Date, such failure shall constitute the issuance of a notice of deferral. Upon issuance of such notice, the Company shall use its commercially reasonable efforts over the following 60-day period to sell class A common stock and/or other securities to raise proceeds in an amount sufficient to cover any deferred dividends that would have been due with respect to the applicable Regular Strife Dividend Payment Date, plus Compounded Strife Dividends thereon. In certain cases where the Company has not declared and paid accumulated Regular Strife Dividends in full on the Perpetual Strife Preferred Stock, then, subject to limited exceptions, the Company will be prohibited from declaring or paying dividends on or repurchasing any shares of Perpetual Strike Preferred Stock, class A common stock, class B common stock or other junior securities.

The Perpetual Strife Preferred Stock has a par value of $0.001 per share and initially has a liquidation preference of $100 per share, subject to adjustment as set forth below (the “Strife Liquidation Preference”). The Perpetual Strife Preferred Stock ranks senior to the Company’s class A common stock, class B common stock, and the Perpetual Strike Preferred Stock with respect to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. If the Company liquidates, dissolves or winds up, whether voluntarily or involuntarily, then the holders of Perpetual Strife Preferred Stock will be entitled to receive payment for the Strife Liquidation Preference of, and all accumulated and unpaid Regular Strife Dividends and any Compounded Strife Dividends (each as defined below) on, their shares of Perpetual Strife Preferred Stock out of the Company’s assets or funds legally available for distribution to its stockholders, before any such assets or funds are distributed to, or set aside for the benefit of, holders of the class A common stock, class B common stock, Perpetual Strike Preferred Stock or other junior stock. The Perpetual Strife Preferred Stock will be junior to the Company’s existing and future indebtedness, structurally junior to the liabilities of the Company’s subsidiaries and subject to the rights and preferences of any other class or series of preferred stock then outstanding.

The Strife Liquidation Preference of the Perpetual Strife Preferred Stock was initially $100 per share of Perpetual Strife Preferred Stock; provided, however, that, effective immediately after the close of business on each business day after the date on which shares were issued in the initial public offering of the Perpetual Strife Preferred Stock (the “Strife Initial Issue Date”) (and, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of Perpetual Strife Preferred Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the Strife Liquidation Preference per share of Perpetual Strife Preferred Stock will be adjusted to greatest of (i) the Strife Stated Amount; (ii) in the case of any business day with respect to which the Company has, on such business day or on any business day during the ten trading day period preceding such business day, executed any sale transaction to be settled by the issuance of Perpetual Strife Preferred Stock, an amount equal to the Last Reported Sale Price (as defined in the Strife Certificate of Designations) per share of Perpetual Strife Preferred Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the Last Reported Sale Prices per share of Perpetual Strife Preferred Stock for each trading day of the ten consecutive trading days immediately preceding such business day, provided, however, that, if applicable, the reference in this clause (iii) to ten will be replaced by such lesser number of trading days as have elapsed during the period from, and including, the Strife Initial Issue Date to, but excluding, such business day. Notwithstanding anything to the contrary in the preceding sentence, at all times before the first date on which the Company executes any sale transaction to be settled by the issuance of Perpetual Strife Preferred Stock (other than the Perpetual Strife Preferred Stock initially issued on the Strife Initial Issue Date), the Strife Liquidation Preference per share of Perpetual Strife Preferred Stock will be $100. For purposes of the definition of the Strife Liquidation Preference, references to the Company’s execution of any sale transaction to be settled by the issuance of Perpetual Strife Preferred Stock includes any resale of any shares of Perpetual Strife Preferred Stock that the Company or any of its subsidiaries have purchased or otherwise acquired.

The Company will have the right, at its election, to redeem all, and not less than all, of the Perpetual Strife Preferred Stock, at any time, for cash if the total number of shares of Perpetual Strife Preferred Stock then outstanding is less than 25% of the total number of shares of the Perpetual Strife Preferred Stock originally issued on the Strife Initial Issue Date and in any future offering of the Perpetual Strife Preferred Stock, taken together (such a redemption, an “Strife Optional Redemption”). The Company will also have the right, at its election, to redeem all, and not less than all, of the Perpetual Strife Preferred Stock, at any time, for cash if a “Tax Event” (as defined in the Strife Certificate of Designations) occurs (such a redemption, a “Strife Tax Redemption”). The redemption price for any Perpetual Strife Preferred Stock to be redeemed pursuant to an Strife Optional Redemption or a Strife Tax Redemption will be a cash amount equal to (i) the Strife Liquidation Preference of such share as of the business day before the Company sends the related redemption notice, plus (ii) accumulated and unpaid Regular Strife Dividends (plus any Compounded Strife Dividends thereon) on such share to, but excluding, the redemption date.

If a “Fundamental Change” (as defined in the Strife Certificate of Designations) occurs, then holders of the Perpetual Strife Preferred Stock will have the right to require the Company to repurchase some or all of their shares of Perpetual Strife Preferred Stock at a cash repurchase price equal to (i) the Strife Stated Amount plus (ii) accumulated and unpaid Regular Strife Dividends on such share to, but excluding, the Fundamental Change repurchase date for such Fundamental Change. The Company has evaluated the probability of redemption in connection with a Fundamental Change. Based on current facts and circumstances and the Company's current and projected capital structure, management has determined that the occurrence of a Fundamental Change is remote. Accordingly, the Company concluded that accretion to the redemption value of the Perpetual Strife Preferred Stock is not required as of the reporting date.

The Perpetual Strife Preferred Stock has voting rights with respect to certain amendments to the Company’s certificate of incorporation or the Strife Certificate of Designations, certain business combination transactions and certain other matters. The Company additionally may not create or issue any class or series of stock that ranks senior to the Perpetual Strife Preferred Stock with respect to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up without the consent of the holders of Perpetual Strife Preferred Stock representing at least a majority of the combined outstanding voting power of the Perpetual Strife Preferred Stock, and any voting parity stockholders. However, holders of Perpetual Strife Preferred Stock are not entitled to vote with holders of class A common stock on matters on which holders of class A common stock are entitled to vote.

If (in each case, subject to the Strife Certificate of Designations) less than the full amount of accumulated and unpaid Regular Strife Dividends on the outstanding Perpetual Strife Preferred Stock have been declared and paid by the following Regular Strife Dividend Payment Date in respect of each of (i) four or more consecutive Regular Strife Dividend Payment Dates; and (ii) eight or more consecutive Regular Strife Dividend Payment Dates, then, in each case, subject to certain limitations, the authorized number of the Company’s directors will automatically increase by one (or the Company will vacate the office of one of its directors) and the holders of the Perpetual Strife Preferred Stock, voting together as a single class with the holders of each class or series of “Voting Parity Stock” (as defined in the Strife Certificate of Designations) with similar voting rights regarding the election of directors upon a failure to pay dividends, which similar voting rights are then exercisable, will have the right to elect one director (a “Preferred Strife Stock Director”) to fill such directorship at the Company’s next annual meeting of stockholders (or, if earlier, at a special meeting of the Company’s stockholders called for such purpose). If, thereafter, all accumulated and unpaid Regular Strife Dividends on the outstanding Perpetual Strife Preferred Stock have been paid in full, then the right of the holders of the Perpetual Strife Preferred Stock to elect any Preferred Strife Stock Directors will terminate. Upon the termination of such right with respect to the Perpetual Strife Preferred Stock and all other outstanding Voting Parity Stock, if any, the term of office of each person then serving as a Preferred Strife Stock Director will immediately and automatically terminate (and, if the authorized number of the Company’s directors was increased by one or two, as applicable, in connection with such election, then the authorized number of the Company’s directors will automatically decrease by one or two, as applicable).

(10) Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average common stock outstanding during the respective period. Net loss attributable to common stockholders is computed by deducting both the dividends declared in the period on the Perpetual Strike Preferred Stock and the Perpetual Strife Preferred Stock and the dividends accrued for the period on the Perpetual Strike Preferred Stock and the Perpetual Strife Preferred Stock from net loss. As of March 31, 2025, the aggregate and per share cumulative preferred dividends payable in arrears on the Perpetual Strife Preferred Stock were $1.4 million and $0.17, respectively. As of March 31, 2025, there were no cumulative preferred dividends payable in arrears on the Perpetual Strike Preferred Stock.

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per common share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock.

The Company has two classes of preferred stock outstanding: Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock. Holders of the Company’s preferred stock do not have voting rights, except for rights to appoint a director to the Company’s board upon certain failures to pay dividends on preferred stock, and have rights to dividends and other rights as discussed in Note 9, Redeemable Preferred Stock, to the Consolidated Financial Statements. Additionally, each share of the Perpetual Strike Preferred Stock is convertible at any time, at the option of the holder, into 0.1 shares of class A common stock.

The impact from potential shares of common stock on the diluted earnings per common share calculation are included when dilutive. Potential shares of class A common stock issuable upon the exercise of outstanding stock options, the vesting of restricted stock units and performance stock units considered probable of achievement, and in connection with the 2021 ESPP are computed using the treasury stock method. Potential shares of class A common stock issuable upon conversion of the Convertible Notes and upon conversion of the Perpetual Strike Preferred Stock are computed using the if-converted method. In computing diluted earnings per common share, the Company first calculates the earnings per incremental share (“EPIS”) for each class of potential shares of common stock and ranks the classes from the most dilutive (i.e., lowest EPIS) to the least dilutive (i.e., highest EPIS). Basic earnings per common share is then adjusted for the effect of each class of shares, in sequence and cumulatively, until a particular class no longer produces further dilution. The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data) for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
Numerator - Basic and Diluted:
Net loss	$(4,217,370)	$(53,118)
Dividends on preferred stock	(10,648)	0
Net loss attributable to common stockholders of Strategy	$(4,228,018)	$(53,118)

Denominator - Basic and Diluted:
Weighted average shares of class A common stock outstanding	236,833	152,302
Weighted average shares of class B common stock outstanding	19,640	19,640
Total weighted average shares of common stock outstanding	256,473	171,942

Loss per common share:
Basic loss per common share (1)	$(16.49)	$(0.31)
Diluted loss per common share (1)	$(16.49)	$(0.31)
(1)
Basic and fully diluted loss per common share for class A and class B common stock are the same.

For the three months ended March 31, 2025 and 2024, the following weighted average shares of potential class A common stock were excluded from the diluted loss per common share calculation because their impact would have been anti-dilutive (in thousands).

	Three Months Ended
	March 31,
	2025	2024
Stock options	4,770	10,479
Restricted stock units	1,181	1,813
Performance stock units	590	516
Employee stock purchase plan	4	8
Convertible preferred stock	450	0
2025 Convertible Notes	0	16,332
2027 Convertible Notes	2,977	7,330
2028 Convertible Notes	5,513	0
2029 Convertible Notes	4,462	0
2030A Convertible Notes	5,342	1,409
2030B Convertible Notes	2,000	0
2031 Convertible Notes	2,594	399
2032 Convertible Notes	3,915	0
Total	33,798	38,286

(11) At-the-Market Equity Offerings

Common Stock ATM Offerings

From time to time, the Company has entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its class A common stock through at-the-market equity offering programs (the “Common Stock ATM Offerings”). Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the Common Stock ATM Offerings and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights. The following table summarizes the terms and provisions of each sales agreement, and each Common Stock ATM Offering that was active during the three months ended March 31, 2025 and the year ended December 31, 2024. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each Common Stock ATM Offering in the following table are reported in thousands.

	October 2024 Sales Agreement	August 2024 Sales Agreement	November 2023 Sales Agreement
Agreement effective date	October 30, 2024	August 1, 2024	November 30, 2023
Maximum aggregate offering price	$21,000,000	$2,000,000	$750,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%	2.0%
Date terminated/substantially depleted	April 30, 2025	November 19, 2024	July 31, 2024
As of March 31, 2025:
Cumulative shares sold under such sales agreement	51,296,132	11,685,355	12,720,770
Cumulative net proceeds received from shares sold under such sales agreement	$18,598,636	$1,993,273	$747,025
Maximum aggregate offering price remaining available for sale under such sales agreement (1)	$2,367,648	n/a	n/a
(1)
As of May 2, 2025, the cumulative shares sold under the October 2024 Sales Agreement was 58,384,669 and the cumulative net proceeds received from shares sold under the October 2024 Sales Agreement was $20.97 billion. Refer to Note 14, Subsequent Events, for further discussion.

The following table summarizes the sales activity of each sales agreement that was active during 2024 or 2023 for the periods indicated. The net proceeds (less sales commissions and expenses) for each Common Stock ATM Offering in the following table are reported in thousands.

	Three Months Ended
	March 31,
	2025	2024
Number of shares sold under such sales agreement:
November 2023 Sales Agreement	0	1,951,620
August 2024 Sales Agreement	0	n/a
October 2024 Sales Agreement	12,624,595	n/a
Total shares sold pursuant to Common Stock ATM Offerings	12,624,595	1,951,620

Net proceeds received from shares sold under such sales agreement:
November 2023 Sales Agreement	$0	$137,152
August 2024 Sales Agreement	0	n/a
October 2024 Sales Agreement	4,399,205	n/a
Total net proceeds received from shares sold pursuant to Common Stock ATM Offerings	$4,399,205	$137,152

The sales commissions and expenses related to each of the above Common Stock ATM Offerings are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the corresponding shares are issued and sold.

Perpetual Strike Preferred Stock ATM Offering

On March 10, 2025, the Company entered into a sales agreement (the “Strike Sales Agreement”) with multiple sales agents (each a “Strike Agent” and collectively the “Strike Agents”), pursuant to which the Company may issue and sell shares of its Perpetual Strike Preferred Stock, having an aggregate offering price of up to $21.0 billion (the “Strike ATM Shares”), from time to time through the Strike Agents (the “Strike ATM Offering”).

Subject to the terms and conditions of the Strike Sales Agreement, the Strike Agents may sell the Strike ATM Shares in amounts and at times to be determined by the Company by any method that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act or any other method permitted by law.

The Company or the Strike Agents may suspend or terminate the Strike ATM Offering upon notice to the other parties and subject to other conditions.

The Company has agreed to pay the Strike Agents’ commissions for their respective services in acting as agents in the sale of the Strike ATM Shares in the amount of up to 2.0% of the aggregate gross proceeds it receives from each sale of its Strike ATM Shares pursuant to the Strike Sales Agreement.

During the three months ended March 31, 2025, the Company sold an aggregate of 349,907 Strike ATM Shares under the Strike ATM Offering, for aggregate net proceeds to the Company (less sales commissions) of approximately $30.4 million. As of March 31, 2025, approximately $20.97 billion of Strike ATM Shares remained available for issuance and sale pursuant to the Strike ATM Offering.

(12) Segment Information

The Company has one reportable operating segment, the “Software Business,” which is engaged in the design, development, marketing, and sales of the Company’s enterprise analytics software platform through cloud subscriptions and licensing arrangements and related services (i.e., product support, consulting and education). The “Corporate & Other” category presented in the following tables is not considered an operating segment. It consists primarily of costs and expenses related to executing the Company’s bitcoin strategy and includes the unrealized gain or loss on digital assets, impairment charges and other third-party costs associated with the Company’s bitcoin holdings, net interest expense primarily related to long-term debt obligations (the net proceeds of which were primarily used to purchase bitcoin), and income tax effects generated from the Company’s bitcoin holdings and related debt issuances. Beginning in 2025, the Company has dedicated certain corporate resources to its bitcoin strategy. These costs, including related Share-based compensation expense are included within the “Corporate resources” and the “Share-based compensation expense” segment expense line items to better align with their activities and utilization.

The Company’s chief operating decision maker (“CODM”), is the Company’s Chief Executive Officer, who manages the entity on a consolidated basis. The CODM uses “net income (loss)” to assess the profitability of the software business by comparing actual to budgeted results on a monthly basis. In doing so, he focuses on “controllable costs” across main functions of the Software Business and will allocate personnel and budget accordingly to maximize potential profitability. The CODM also uses “net income (loss)” to understand the impact from income taxes and debt-related items for general tax and liquidity planning purposes.

The following tables present (for each of the Software Business segment and Corporate & Other category, and on a consolidated basis) the Company’s revenues and significant expenses regularly provided to the CODM, reconciled to net (loss) income (in thousands) for each of the periods presented. Total segment assets (in thousands) provided to the CODM are also disclosed in the tables below for each period presented.

	Three Months Ended March 31, 2025
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$111,066	$0	$111,066
Significant expenses (1)
Controllable
Sales and marketing	(23,648)	0	(23,648)
Maintenance	(6,764)	0	(6,764)
Consulting	(11,614)	0	(11,614)
Cloud	(14,558)	0	(14,558)
Technology	(24,702)	0	(24,702)
Corporate resources	(18,666)	(7,704)	(26,370)
Non-Controllable
Unrealized loss on digital assets	0	(5,906,005)	(5,906,005)
Digital asset custody fees	0	(4,122)	(4,122)
Share-based compensation expense	(8,662)	(3,157)	(11,819)
Payroll taxes on equity award exercises and vestings	(2,041)	(31)	(2,072)
Other segment items (2)	(4,740)	0	(4,740)
Interest income (expense), net (3)	98	(17,204)	(17,106)
Income tax benefit (4)	22,359	1,702,725	1,725,084
Net income (loss)	$18,128	$(4,235,498)	$(4,217,370)
Total assets, as of March 31, 2025 (5)	$373,681	$43,546,079	$43,919,760

	Three Months Ended March 31, 2024
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$115,246	$0	$115,246
Significant expenses (1)
Controllable
Sales and marketing	(23,145)	0	(23,145)
Maintenance	(7,535)	0	(7,535)
Consulting	(14,464)	0	(14,464)
Cloud	(8,608)	0	(8,608)
Technology	(26,877)	0	(26,877)
Corporate resources	(21,346)	0	(21,346)
Non-Controllable
Impairment losses on digital assets	0	(191,633)	(191,633)
Digital asset custody fees	0	(753)	(753)
Share-based compensation expense	(17,791)	0	(17,791)
Payroll taxes on equity award exercises and vestings	(7,526)	0	(7,526)
Other segment items (2)	2,849	(423)	2,426
Interest expense, net (3)	0	(11,881)	(11,881)
Income tax benefit (4)	101,906	58,863	160,769
Net income (loss)	$92,709	$(145,827)	$(53,118)
Total assets, as of March 31, 2024 (5)	$551,846	$5,799,693	$6,351,539

(1)
Significant expenses regularly provided to the CODM include both: (i) costs that the CODM considers to be “controllable”, for which the Company can manage future expense via the budgeting process (e.g. salaries, commissions, travel and entertainment expenses, third party-service provider fees, etc.), and that support each specific function of the Software Business (i.e. sales and marketing, maintenance, consulting, cloud, technology, and corporate resources) and (ii) costs that the CODM considers to be “non-controllable”, for which future expenses are primarily outside the Company’s control, such as losses (gains) on digital assets, digital asset impairment, and custody fees, share-based compensation expense, and employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans.
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
(4)
Income tax effects allocated to the Corporate & Other category are related solely to transactions involving the Company’s bitcoin or debt, including unrealized losses on digital assets, digital asset impairment losses, interest expenses, gains and losses on debt extinguishments, share-based compensation expense, corporate resources (including personnel costs), and other third-party expenses.
(5)
Due to the adoption of ASU 2023-08, segment assets allocated to the Corporate & Other category for the three months ended March 31, 2025, included only the Company’s digital assets. For the three months ended March 31, 2024, segment assets included the Company’s digital assets and deferred tax assets primarily related to digital asset impairment losses and interest expense.

The following table presents total revenues and long-lived assets (in thousands) according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net. The Corporate & Other category disclosed above is included within the U.S. region.

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Total revenues
Three months ended March 31, 2025	$63,460	$37,882	$9,724	$111,066
Three months ended March 31, 2024	$64,379	$38,353	$12,514	$115,246
Long-lived assets
As of March 31, 2025	$70,154	$3,475	$7,776	$81,405
As of December 31, 2024	$69,767	$3,556	$7,564	$80,887

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three months ended March 31, 2025, Germany accounted for 10% or more of total consolidated revenues. For the three months ended March 31, 2024, no country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2025 and 2024, no individual customer accounted for 10% or more of total consolidated revenues.

(13) Related Party Transactions

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

The Excess Agreement, Tail Agreement and other related party transactions between the Company and Mr. Saylor are described more fully in Note 17 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Allocation Agreements

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

In connection with the Consent Order, on May 31, 2024, the Company and Mr. Saylor entered into an agreement pursuant to which Mr. Saylor and the Company agreed that Mr. Saylor would pay $40,000,000 due to the District to settle the case and resolve the litigation with the District. Pursuant to a separate agreement between Mr. Saylor and the Company, Mr. Saylor paid this settlement amount to the District in full and the Company is not obligated to make any contribution to the settlement payment. On July 15, 2024, Mr. Saylor and the Company entered into a separate agreement with counsel to Tributum, LLC, the relator in the case (“Relator”), to resolve the amount due to such counsel in satisfaction of Relator’s claims for statutory expenses, attorneys’ fees and costs. Pursuant to the separate agreement between Mr. Saylor and the Company, Mr. Saylor paid this settlement amount in full and the Company is not obligated to make any contribution to this settlement payment.

(14) Subsequent Events

Digital asset purchases

Since March 31, 2025, through May 2, 2025, the Company has purchased approximately 27,265 bitcoins for $2.45 billion, or approximately $89,710 per bitcoin.

At-the-market equity offerings

During the period between March 31, 2025 and May 2, 2025, the Company sold an aggregate of 7,088,537 shares of its class A common stock under the sales agreement (the “October 2024 Sales Agreement”), dated as of October 30, 2024, by and among the Company, TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Maxim Group LLC, Mizuho Securities USA LLC, and SG Americas Securities, LLC, for aggregate net proceeds to the Company (less sales commissions) of approximately $2.36 billion. As of May 2, 2025, the October 2024 Sales Agreement has been substantially depleted and terminated by its terms.

On May 1, 2025, the Company entered into a sales agreement (the “May 2025 Sales Agreement”) and filed a prospectus supplement for a new at-the-market equity offering program pursuant to which the Company may sell shares of class A common stock having an aggregate offering price of up to $21.0 billion, from time to time, through TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Mizuho Securities USA LLC, Santander US Capital Markets LLC, and SG Americas Securities, LLC, as sales agents.

As of May 2, 2025, $21.0 billion of shares of the Company’s class A common stock remained available for issuance and sale pursuant to the May 2025 Sales Agreement.

During the period between March 31, 2025 and May 2, 2025, the Company sold an aggregate of 1,101,674 Strike ATM Shares under the Strike ATM Offering, for aggregate net proceeds to the Company (less sales commissions) of approximately $97.05 million. As of May 2, 2025, approximately $20.87 billion of Strike ATM Shares remained available for issuance and sale pursuant to the Strike ATM Offering.

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

During 2024 and 2025, we used proceeds from various capital raising transactions to purchase bitcoin. As of March 31, 2025, we held an aggregate of approximately 528,185 bitcoins.

Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end.

Since adopting ASU 2023-08, we are no longer required to account for our bitcoin under a cost-less-impairment accounting model and we no longer record a deferred tax asset related to bitcoin impairment losses. Instead, we establish a deferred tax liability if the market value of bitcoin at the reporting date is greater than the average cost basis of our bitcoin holdings at such reporting date, and any subsequent increases or decreases in the market value of bitcoin will increase or decrease the deferred tax liability.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, bitcoin sales (if any), unrealized loss (gain) on digital assets, digital asset impairment losses, and cumulative effect adjustments within the respective periods:

Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2023	$5,895,489	$(2,269,013)	$3,626,476	189,150	$31,168
Digital asset purchases (a)	1,639,309		1,639,309	25,128	65,238
Digital asset impairment losses		(191,633)	(191,633)
Balance at March 31, 2024	$7,534,798	$(2,460,646)	$5,074,152	214,278	$35,164
Digital asset purchases (b)	793,828		793,828	12,053	65,861
Digital asset impairment losses		(180,090)	(180,090)
Balance at June 30, 2024	$8,328,626	$(2,640,736)	$5,687,890	226,331	$36,798
Digital asset purchases (c)	1,575,073		1,575,073	25,889	60,839
Digital asset impairment losses		(412,084)	(412,084)
Balance at September 30, 2024	$9,903,699	$(3,052,820)	$6,850,879	252,220	$39,266
Digital asset purchases (d)	18,064,549		18,064,549	195,250	92,520
Digital asset impairment losses		(1,006,055)	(1,006,055)
Balance at December 31, 2024	$27,968,248	$(4,058,875)	$23,909,373	447,470	$62,503

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2024 (before adoption of ASU 2023-08)		$27,968,248	$23,909,373	447,470	$62,503
Cumulative effect upon adoption of ASU 2023-08			17,881,048
Balance immediately following adoption of ASU 2023-08		$27,968,248	$41,790,421	447,470	$62,503
Digital asset purchases	(e)	7,661,663	7,661,663	80,715	94,922
Unrealized loss on digital assets			(5,906,005)
Balance at March 31, 2025		$35,629,911	$43,546,079	528,185	$67,457

(a)
In the first quarter of 2024, we purchased bitcoin using $782.0 million of the net proceeds from our issuance of the 2030A Convertible Notes, $592.3 million of the net proceeds from our issuance of the 2031 Convertible Notes, $137.3 million of the net proceeds from our sales of class A common stock under our at-the-market offering program for our class A common stock (the “Common Stock ATM Program”), and Excess Cash.
(b)
In the second quarter of 2024, we purchased bitcoin using $756.0 million of the net proceeds from our issuance of the 2032 Convertible Notes and Excess Cash.
(c)
In the third quarter of 2024, we purchased bitcoin using $1.105 billion of the net proceeds from sales of class A common stock under the Common Stock ATM Program, $458.2 million of the net proceeds from our issuance of the 2028 Convertible Notes, and Excess Cash.
(d)
In the fourth quarter of 2024, we purchased bitcoin using $15.090 billion of the net proceeds from sales of class A common stock under the Common Stock ATM Program, and $2.974 billion of the net proceeds from our issuance of the 2029 Convertible Notes.
(e)
In the first quarter of 2025, we purchased bitcoin using $4.37 billion of the net proceeds from sales of our class A common stock under the Common Stock ATM Program, $1.99 billion of the net proceeds from our issuance of the 2030B Convertible Notes, $593.7 million of the aggregate net proceeds from the initial public offering of our Perpetual Strike Preferred Stock and sales of Perpetual Strike Preferred Stock under the at-the-market offering program for our Perpetual Strike Preferred Stock, and $710.0 million of the net proceeds from the issuance of our Perpetual Strife Preferred Stock in the initial public offering of Perpetual Strife Preferred Stock.

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

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2023	189,150	$26,521.32	$5,016,508	$45,000.00	$8,511,750	$42,531.41	$8,044,816
March 31, 2024	214,278	$38,501.00	$8,249,917	$73,835.57	$15,821,338	$71,028.14	$15,219,768
June 30, 2024	226,331	$56,500.00	$12,787,702	$72,777.00	$16,471,691	$61,926.69	$14,015,930
September 30, 2024	252,220	$49,050.01	$12,371,394	$70,000.00	$17,655,400	$63,462.97	$16,006,630
December 31, 2024	447,470	$58,863.90	$26,339,829	$108,388.88	$48,500,772	$93,390.21	$41,789,317
March 31, 2025	528,185	$76,555.00	$40,435,222	$109,358.01	$57,761,287	$82,444.71	$43,546,079
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

Unrealized loss on digital assets and digital asset impairment losses have significantly contributed to our operating expenses. During the three months ended March 31, 2025, the unrealized loss on digital assets of $5,906 million represented 98.5% of our operating expenses. During the three months ended March 31, 2024, digital asset impairment losses of $191.6 million represented 66.3% of our operating expenses.

As of May 2, 2025, we held approximately 555,450 bitcoins that were acquired at an aggregate purchase price of $38.08 billion and an average purchase price of approximately $68,550 per bitcoin, inclusive of fees and expenses. As of May 2, 2025, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $96,972.

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

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Revenues
Product licenses	$7,270	$12,938
Subscription services	37,103	22,966
Total product licenses and subscription services	44,373	35,904
Product support	52,529	62,685
Other services	14,164	16,657
Total revenues	111,066	115,246
Cost of revenues
Product licenses	964	567
Subscription services	14,429	8,604
Total product licenses and subscription services	15,393	9,171
Product support	7,354	8,547
Other services	11,224	12,297
Total cost of revenues	33,971	30,015
Gross profit	77,095	85,231
Operating expenses
Sales and marketing	27,532	33,451
Research and development	24,423	29,183
General and administrative	40,547	34,666
Unrealized loss on digital assets	5,906,005	0
Digital asset impairment losses	0	191,633
Total operating expenses	5,998,507	288,933
Loss from operations	$(5,921,412)	$(203,702)

Prior to our adoption of ASU 2023-08 on January 1, 2025, we incurred significant impairment losses on our digital assets, and we recognized gains upon sale of our digital assets, which were presented net of any impairment losses within operating expenses. However, the accounting for our digital assets changed upon our adoption of ASU 2023-08. See Note 1, Summary of Significant Accounting Policies to the Consolidated Financial Statements for further information. As a result, fluctuations in the price of bitcoin and fair value changes associated therewith have had and will have a significant impact on our future operating results.

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

Employees

As of March 31, 2025, we had a total of 1,483 employees, of whom 431 were based in the United States and 1,052 were based internationally. The following table summarizes employee headcount as of the dates indicated:

	March 31,	December 31,	March 31,
	2025	2024	2024
Subscription services	93	95	98
Product support	150	163	201
Consulting	264	275	364
Education	12	11	10
Sales and marketing	287	295	349
Research and development	476	498	613
General and administrative	201	197	216
Total headcount	1,483	1,534	1,851

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

	Three Months Ended
	March 31,
	2025	2024
Cost of subscription services revenues	$103	$70
Cost of product support revenues	400	918
Cost of consulting revenues	393	385
Cost of education revenues	39	26
Sales and marketing	1,165	4,701
Research and development	(724)	3,103
General and administrative	10,443	8,588
Total share-based compensation expense	$11,819	$17,791

The $6.0 million decrease in share-based compensation expense during the three months ended March 31, 2025, as compared to the same period in the prior year, was primarily due to the forfeiture of certain stock awards and certain awards that became fully vested, partially offset by the grant of additional awards under the Stock Incentive Plans. As of March 31, 2025, we estimated that an aggregate of approximately $143.1 million of additional share-based compensation expense associated with the Stock Incentive Plans and the 2021 ESPP will be recognized over a remaining weighted average period of 2.8 years.

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

Critical accounting estimates involve a significant level of estimation uncertainty and are estimates that have had or are reasonably likely to have a material impact on our financial condition or results of operations. We consider certain estimates and judgments related to revenue recognition to be critical accounting estimates for us, as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes in such estimates and judgments since December 31, 2024.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2025	2024	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$3,453	$5,007	-31.0%
International	3,817	7,931	-51.9%
Total product licenses revenues	7,270	12,938	-43.8%
Subscription Services
Domestic	21,650	14,592	48.4%
International	15,453	8,374	84.5%
Total subscription services revenues	37,103	22,966	61.6%
Total product licenses and subscription services revenues	$44,373	$35,904	23.6%

Product licenses revenues. Product licenses revenues decreased $5.7 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to an overall decrease in the volume and average size of deals. Our product licenses revenues may continue to experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Subscription services revenues. Subscription services revenues are derived from our Cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased $14.1 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers (including a larger number of conversions for International customers), a net increase in the use of subscription services by existing customers, and sales contracts with new customers. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2025	2024	Change
Product Support Revenues:
Domestic	$31,775	$37,408	-15.1%
International	20,754	25,277	-17.9%
Total product support revenues	$52,529	$62,685	-16.2%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $10.2 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to certain existing customers converting from perpetual product licenses with separate support contracts to our subscription services offerings. Our product support revenues may experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2025	2024	Change
Other Services Revenues:
Consulting
Domestic	$6,459	$7,407	-12.8%
International	7,244	8,408	-13.8%
Total consulting revenues	13,703	15,815	-13.4%
Education	461	842	-45.2%
Total other services revenues	$14,164	$16,657	-15.0%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $2.1 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to a decrease in demand for consulting services.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased $0.4 million for the three months ended March 31, 2025, as compared to the same periods in the prior year.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2025	2024	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$964	$567	70.0%
Subscription services	14,429	8,604	67.7%
Total product licenses and subscription services	15,393	9,171	67.8%
Product support	7,354	8,547	-14.0%
Other services:
Consulting	10,579	11,746	-9.9%
Education	645	551	17.1%
Total other services	11,224	12,297	-8.7%
Total cost of revenues	$33,971	$30,015	13.2%

Cost of product licenses revenues. Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues increased $0.4 million for the three months ended March 31, 2025, as compared to the same period in the prior year.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs (including cloud hosting infrastructure costs), and personnel and related overhead costs. Cost of subscription services revenues increased $5.8 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to a $6.4 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers, offset by decreased personnel costs due to headcount reductions and change in the mix between domestic employees and international employees with lower average personnel costs.

Cost of product support revenues. Cost of product support revenues consists of personnel and related overhead costs. Cost of product support revenues decreased $1.2 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to a decrease in personnel costs due to headcount reductions.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $1.2 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to a decrease in personnel costs of $1.9 million due to headcount reductions, partially offset by a $0.7 million increase in billable hours from outside contractor labor costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues did not materially change for the three months ended March 31, 2025, as compared to the same periods in the prior year.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2025	2024	Change
Sales and marketing expenses	$27,532	$33,451	-17.7%

Sales and marketing expenses decreased $5.9 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to a $2.4 million decrease in employee salaries and related benefits primarily attributable to a decrease in average staffing levels and a $3.5 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2025	2024	Change
Research and development expenses	$24,423	$29,183	-16.3%

Research and development expenses decreased $4.8 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to (i) a $4.0 million decrease in employee salaries and bonuses primarily attributable to a decrease in average staffing levels, and (ii) a $3.9 million net decrease in share-based compensation expense primarily due to the forfeiture of certain awards, partially offset by a (iii) a $3.1 million increase in severance costs due to headcount reductions.

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

	Three Months Ended
	March 31,		%
	2025	2024	Change
General and administrative expenses	$40,547	$34,666	17.0%

General and administrative expenses increased $5.9 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to (i) a $3.4 million increase in bitcoin custody fees; (ii) a $3.4 million increase related to various bitcoin advocacy initiatives, including political contributions and sponsorships; (iii) a $1.6 million increase in costs related to special shareholder meeting; and (iv) a $1.9 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans, partially offset by certain awards that became fully vested, partially offset by (v) a $4.7 million decrease due to employer payroll taxes for the first quarter of 2024 related to stock options exercised during that quarter; and (vi) a $1.1 million decrease in legal, and professional fees.

Losses (gains) associated with digital assets Upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. Since adopting ASU 2023-08, we are no longer required to account for our bitcoin under a cost-less-impairment accounting model and no longer establish a deferred tax asset related to bitcoin impairment losses. Instead, we establish a deferred tax liability if the market value of bitcoin at the reporting date is greater than the average cost basis of our bitcoin holdings at such reporting date, and any subsequent increases or decreases in the market value of bitcoin will increase or decrease the deferred tax liability.

The following table sets forth the unrealized losses (gains) associated with our digital assets (in thousands):

	Three Months Ended
	March 31,		%
	2025	2024	Change
Unrealized loss on digital assets	$5,906,005	$0	n/a
Digital asset impairment losses	$0	$191,633	-100.0%

We did not sell any of our digital assets during the three months ended March 31, 2025 or 2024. As a result of our adoption of ASU 2023-08, we may incur greater losses during periods when we previously would have incurred smaller losses or no losses because we had already impaired the carrying value of our bitcoin to a low price observed during a prior period, and we may also incur gains during periods when the market value of bitcoin rises, as compared to periods prior to January 1, 2025, when we would not have incurred any gains under similar circumstances. Accordingly, due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to increase the volatility of our financial results. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of January 1, 2025 and not permitting retrospective restatement of prior periods, our future results will not be comparable to results from periods prior to our adoption of the guidance.

Interest Expense, Net

Interest expense, net, primarily relates to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. The following table sets forth interest expense, net (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
Interest expense, net:
2025 Convertible Notes	$0	$1,986
2027 Convertible Notes	401	1,010
2028 Convertible Notes	2,622	0
2029 Convertible Notes	1,818	0
2030A Convertible Notes	2,230	567
2030B Convertible Notes	513	0
2031 Convertible Notes	1,932	280
2032 Convertible Notes	5,168	0
2028 Secured Notes	0	8,085
Other interest (income) expense, net	2,422	(47)
Total interest expense, net	$17,106	$11,881

Interest expense, net, increased $5.2 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily as a result of (i) interest incurred related to the 2032 Convertible Notes (which were issued in June 2024), (ii) interest incurred related to the 2030A Convertible Notes and 2031 Convertible Notes (which were each issued in March 2024), (iii) interest incurred related to the 2028 Convertible Notes (which were issued in September 2024), (iv) issuance costs related to the 2029 Convertible Notes (which were issued in November 2024), and (v) issuance costs related to the 2030B Convertible Notes (which were issued in February 2025), partially offset by (vi) the 2025 Convertible Notes having been converted or redeemed in their entirety in July, 2024, (vii) the 2027 Convertible Notes having been converted or redeemed in their entirety in January 2025 and (viii) the 2028 Secured Notes having been redeemed in their entirety in September 2024.

Interest expense for future periods in 2025 is expected to decrease compared to the same period in 2024 as a result of a more favorable average interest rate on outstanding debt as of March 31, 2025. Refer to Note 5, Long-term Debt, to the Consolidated Financial Statements for further information.

Other (Expense) Income, Net

For the three months ended March 31, 2025, other expense, net, of $3.9 million was comprised primarily of foreign currency transaction net losses. For the three months ended March 31, 2024, other income, net, of $1.7 million was comprised primarily of foreign currency transaction net gains.

Income Taxes

We recorded a benefit from income taxes of $1.73 billion on a pretax loss of $5.94 billion that resulted in an effective tax rate of 29.0% for the three months ended March 31, 2025, as compared to a benefit from income taxes of $160.8 million on a pretax loss of $213.9 million that resulted in an effective tax rate of 75.2% for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company’s benefit from income taxes primarily related to the tax effect of the unrealized loss on digital assets. During the three months ended March 31, 2024, our benefit from income taxes primarily related to the (i) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units) and (ii) a tax benefit from an increase in our deferred tax asset related to the impairment on our bitcoin holdings.

As of March 31, 2025, we had a valuation allowance of $0.5 million primarily related to our deferred tax assets related to foreign tax credits in certain jurisdictions. As of March 31, 2025, we had deferred tax liabilities with respect to the unrealized gain on our bitcoin holdings of approximately $2.28 billion. Our deferred tax liabilities are partially offset by deferred tax assets, such as net operating losses and capitalized research and development costs. If the market value of bitcoin declines in future periods, our deferred tax liability with respect to the unrealized gain on our bitcoin holdings will decrease, and we may be required to establish additional valuation allowances against our deferred tax assets. Such increases in valuation allowances could materially and adversely affect net income in periods in which such charges are incurred. We routinely consider actions necessary to preserve or utilize tax attributes. We will continue to regularly assess the realizability of deferred tax assets.

Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings and losses, material discrete tax items, or a combination of these factors resulting from transactions or events.

The U.S. enacted the IRA in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA imposes a 15% CAMT on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. Due to our adoption of ASU 2023-08 as of January 1, 2025, we were required to recognize a cumulative-effect adjustment of $12.75 billion to the opening balance of our retained earnings as of January 1, 2025. We will additionally be required to recognize unrealized gains or losses from changes in the fair value of digital assets in future reporting periods as income or losses. For purposes of calculating the adjusted financial statement income, we will be required to ratably allocate this increase to our retained earnings over a four year period, from 2025 through 2028. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year. Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations, when finalized, are revised to provide relief (or other interim relief is granted), we could become subject to CAMT in the tax years beginning in 2026 and beyond. As the taxes to which we are subject will depend in significant part on the future price of bitcoin and the size of our bitcoin holdings, we are not able to estimate the impact of CAMT on our future income tax expense. See “Risk Factors—Risks Related to Our Business in General—We may have exposure to greater than anticipated tax liabilities, including the potential taxation of unrealized gains on our bitcoin holdings.”

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2025	2024	2024
Current:
Deferred product licenses revenue	$794	$1,777	$2,879
Deferred subscription services revenue	94,488	107,119	60,280
Deferred product support revenue	116,975	124,684	148,078
Deferred other services revenue	3,436	4,394	4,718
Total current deferred revenue and advance payments	$215,693	$237,974	$215,955
Non-current:
Deferred product licenses revenue	$153	$174	$0
Deferred subscription services revenue	1,393	2,263	1,992
Deferred product support revenue	2,143	2,111	4,094
Deferred other services revenue	292	422	400
Total non-current deferred revenue and advance payments	$3,981	$4,970	$6,486
Total current and non-current:
Deferred product licenses revenue	$947	$1,951	$2,879
Deferred subscription services revenue	95,881	109,382	62,272
Deferred product support revenue	119,118	126,795	152,172
Deferred other services revenue	3,728	4,816	5,118
Total current and non-current deferred revenue and advance payments	$219,674	$242,944	$222,441

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below. Total deferred revenue and advance payments decreased $23.3 million as of March 31, 2025, as compared to December 31, 2024, primarily due to (i) a decrease in deferred revenue from subscription services contracts, (ii) a decrease in deferred product support revenue due to the timing of product support renewals and an increase in conversions from on-premises to subscription services contracts, and (iii) decreases in deferred other services revenue and deferred product licenses revenues. Total deferred revenue and advance payments decreased $2.8 million as of March 31, 2025, as compared to March 31, 2024, primarily due to (i) a decrease in deferred product support revenue from an increase in conversions from on-premises to subscription services contracts, partially offset by (ii) an increase in deferred revenue from subscription services contracts.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of March 31, 2025, we had an aggregate transaction price of $442.8 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. We expect to recognize approximately $275.8 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity

Principal and Potential Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. As of March 31, 2025 and December 31, 2024, the amount of cash and cash equivalents held by our U.S. entities was $32.6 million and $8.8 million, respectively, and by our non-U.S. entities was $27.7 million and $29.3 million, respectively. We earn a significant amount of our revenues outside the United States. We did not repatriate any foreign earnings and profits during the three months ended March 31, 2025 and the three months ended March 31, 2024.

Under our Treasury Reserve Policy and bitcoin strategy, we use a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets. As of December 31, 2024 and March 31, 2025, we held approximately 447,470 bitcoins and 528,185, respectively, all of which are unencumbered. As of May 2, 2025, we held approximately 555,450 bitcoins, all of which are unencumbered, and which had an aggregate market value of $53.86 billion, based on the market price of one bitcoin as reported on the Coinbase exchange as of 4:00 p.m. Eastern Time. As discussed further below, although we do not anticipate needing to use our bitcoin to meet our obligations in the next twelve months, we believe our substantial bitcoin holdings can serve as a source of liquidity, if necessary. See “—Availability of Bitcoin for Liquidity” below.

On May 1, 2025, we entered into the May 2025 Sales Agreement and filed a prospectus supplement for an at-the-market equity offering program pursuant to which we may sell shares of class A common stock having an aggregate offering price of up to $21.0 billion, from time to time, through TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Mizuho Securities USA LLC, Santander US Capital Markets LLC, and SG Americas Securities, LLC, as sales agents. As of May 2, 2025, approximately $21.00 billion of our class A common stock remained available for issuance and sale pursuant to the May 2025 Sales Agreement. To the extent we make sales under the May 2025 Sales Agreement, we can use the net proceeds from such sales for general corporate purposes, including the acquisition of bitcoin, paying cash dividends on our outstanding preferred stock, and for working capital. See “—At-the-Market Equity Offerings” below.

On March 10, 2025, we entered into the Strike Sales Agreement and filed a prospectus supplement for a new at-the-market equity offering program pursuant to which we may issue and sell shares of our Perpetual Strike Preferred Stock, having an aggregate offering price of up to $21.0 billion. As of March 31, 2025 and May 2, 2025, approximately $20.97 billion and $20.87 billion, respectively, of our Perpetual Strike Preferred Stock remained available for issuance and sale pursuant to the Strike Sales Agreement. To the extent we make sales under the Strike Sales Agreement, we can use the net proceeds from such sales for general corporate purposes, including the acquisition of bitcoin and for working capital. See “—At-the-Market Equity Offerings” below.

On October 30, 2024, we entered into the October 2024 Sales Agreement and filed a prospectus supplement for an at-the-market equity offering program pursuant to which we could sell shares of class A common stock having an aggregate offering price of up to $21 billion. As of March 31, 2025, approximately $2.37 billion of our class A common stock remained available for issuance and sale pursuant to the October 2024 Sales Agreement. As of May 2, 2025, the October 2024 Sales Agreement has been substantially depleted and further at-the-market sales of class A common stock will be made under the May 2025 Sales Agreement.

Initial Public Offerings of Preferred Stock

On February 5, 2025, we issued 7,300,000 shares of Perpetual Strike Preferred Stock in a public offering registered under the Securities Act. In connection with such issuance, we filed the Strike Certificate of Designations with the Secretary of State of the State of Delaware designating an aggregate of 7,300,000 shares of, and establishing the terms of, the Perpetual Strike Preferred Stock. We received approximately $563.2 million of net proceeds, after deducting the underwriting discounts and commissions and our offering expenses, from the issuance of our Perpetual Strike Preferred Stock in the initial public offering of Perpetual Strike Preferred Stock. All net proceeds from the offering were used for general corporate purposes, including the acquisition of bitcoin and for working capital.

On March 25, 2025, we issued 8,500,000 shares of Perpetual Strife Preferred Stock in a public offering registered under the Securities Act. In connection with such issuance, we filed the Strife Certificate of Designations with the Secretary of State of the State of Delaware designating an aggregate of 8,500,000 shares of, and establishing the terms of, the Perpetual Strife Preferred Stock. We received approximately $710.9 million of net proceeds, after deducting the underwriting discounts and commissions and our offering expenses, from the issuance of our Perpetual Strife Preferred Stock in the initial public offering of Perpetual Strife Preferred Stock. All net proceeds from the offering were used for general corporate purposes, including the acquisition of bitcoin and for working capital.

For a discussion of the required dividends payable on and other rights of the Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock, see Note 9, Redeemable Preferred Stock, to the Consolidated Financial Statements included in this Quarterly Report.

Contractual and Other Obligations

Our material contractual obligations and cash requirements consist of:

•
principal and interest payments related to our long-term debt, which includes:
o
principal due upon maturity of our long-term debt instruments in the aggregate of $8.22 billion;
o
$3.2 million in coupon interest due each semi-annual period for the 2028 Convertible Notes;
o
$2.5 million in coupon interest due each semi-annual period for the 2030A Convertible Notes;
o
$2.6 million in coupon interest due each semi-annual period for the 2031 Convertible Notes;
o
$9.0 million in coupon interest due each semi-annual period for the 2032 Convertible Notes; and
o
$0.1 million due monthly in principal and interest related to our other long-term secured debt.

•
payments under various purchase agreements, primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations, and a new corporate aircraft;
•
rent payments under noncancellable operating leases;
•
declared regular dividends on our Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock.;
•
$9.2 million payments made in April 2025 related to the mandatory deemed repatriation transition tax (the “Transition Tax”) under the U.S. Tax Cuts and Jobs Act (the “Tax Act”); and
•
ongoing personnel-related expenditures and vendor payments.

The above items are explained in further detail in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in the Notes to the Consolidated Financial Statements included therein. On March 3, 2025, we announced that our board of directors declared a quarterly cash dividend of approximately $1.24 per share payable on our Perpetual Strike Preferred Stock. On March 31, 2025, we paid a total dividend of $9.2 million to holders of record of our Perpetual Strike Preferred Stock as of March 15, 2025.

Other than (i) our issuance of the 2030B Convertible Notes, (ii) the conversions and redemption of the 2027 Convertible Notes, and (iii) the required dividends on our Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock, all of which are described more fully above and in Note 5, Long-term Debt and Note 9, Redeemable Preferred Stock, to the Consolidated Financial Statements included in this Quarterly Report, there have been no changes to our material contractual obligations and cash requirements since December 31, 2024.

Short-term and Long-term Liquidity

Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, dividend obligations on the Perpetual Strike Preferred Stock (to the extent that we do not pay such dividends in the form of shares of our class A common stock), dividend obligations on the Perpetual Strife Preferred Stock, and contractual obligations due within the next twelve months. We expect our cash and cash equivalents, as of March 31, 2025, together with cash and cash equivalents generated by our operations, will not be sufficient to satisfy these obligations over the next twelve months. However, we anticipate being able to use proceeds from equity or debt financing to meet these obligations. Our ability to obtain equity and debt financing is subject to market conditions and other factors outside of our control, and we may not be able to obtain equity or debt financing in a timely manner, on favorable terms, or at all. Although we do not anticipate needing to use our bitcoin to meet our short-term obligations, to the extent necessary, we would seek to use proceeds from the sale of our bitcoin to meet such obligations. See “—Availability of Bitcoin for Liquidity” below and “Item 1A. Risk Factors— Risks Related to Our Business in General— A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations” for additional information.

Long-Term Liquidity. Beyond the next 12 months, our long-term cash requirements are primarily for obligations related to our long-term debt and for payment of dividends on the Perpetual Strike Preferred Stock (to the extent that we do not pay such dividends in the form of shares of our class A common stock) and Perpetual Strife Preferred Stock. We also have long-term cash requirements for obligations related to our operating leases, delivery of our new corporate aircraft, our various purchase agreements, and potentially CAMT. We expect our cash and cash equivalents as of March 31, 2025, together with cash and cash equivalents generated by our operations, will not be sufficient to satisfy these obligations. As a result, we would seek to satisfy these obligations through various options that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include proceeds from equity or debt financings, or the sale of our bitcoin. See “—Availability of Bitcoin for Liquidity” below and “Item 1A. Risk Factors—Risks Related to Our Business in General—A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations” for additional information.

Furthermore, if the conditional conversion features of the Outstanding Convertible Notes are triggered, we may elect to settle the conversions of such Outstanding Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Outstanding Convertible Notes.

In addition, while the 2028 Convertible Notes, the 2029 Convertible Notes, the 2030A Convertible Notes, the 2030B Convertible Notes, the 2031 Convertible Notes, and the 2032 Convertible Notes have maturity dates of September 15, 2028, December 1, 2029, March 15, 2030, March 1, 2030, March 15, 2031, and June 15, 2032, respectively, the holders of the Outstanding Convertible Notes each have the right to require us to repurchase for cash all or any portion of the Outstanding Convertible Notes on September 15, 2027, in the case of the 2028 Convertible Notes, June 1, 2028, in the case of the 2029 Convertible Notes, September 15, 2028, in the case of the 2030A Convertible Notes and the 2031 Convertible Notes, March 1, 2028, in the case of the 2030B Convertible Notes, or June 15, 2029, in the case of the 2032 Convertible Notes, at a repurchase price in each case equal to 100% of the principal amount of the applicable Outstanding Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.

In May 2025, we announced a capital plan to raise $84 billion in the medium-to-long term, including $42 billion of equity capital and $42 billion of fixed-income instruments, including debt, convertible notes and preferred stock. This capital plan reflects an increase from our capital plan initially announced in October 2024 to raise $42 billion in aggregate, and includes capital raised through the original plan.

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

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	March 31,		%
	2025	2024	Change
Net cash (used in) provided by operating activities	$(2,389)	$28,587	108.4%
Net cash used in investing activities	$(7,670,400)	$(1,640,854)	367.5%
Net cash provided by financing activities	$7,694,305	$1,648,400	366.8%

Net cash (used in) provided by operating activities. The primary sources of our cash provided by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. Non-cash items to further reconcile net loss to net cash (used in) provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, unrealized loss or gain on digital assets, digital asset impairment losses and amortization of the issuance costs on our long-term debt.

Net cash used in operating activities increased $31.0 million for the three months ended March 31, 2025, as compared to the same period in the prior year, due to a $4.164 billion increase in net loss and a $15.1 million decrease from changes in operating assets and liabilities, which was partially offset by a $4.148 billion increase in non-cash items (principally related to unrealized losses on digital assets). In particular, our cash from operations has been negatively impacted by our continued transition of customers to subscription services offerings, which has resulted in (i) reduced cash collections due to invoicing over multiple years, (ii) increased commissions to our sales team to incentivize cloud migrations, and (iii) increased costs of our cloud infrastructure to support increased usage. We have also incurred additional bitcoin advocacy costs and custodial fees as we continue to pursue our bitcoin strategy. Our interest payments for the three months ended March 31, 2025 have increased compared to the same period in the prior year primarily due to the issuances of the 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes.

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets, advance deposits on a new corporate aircraft, and expenditures on property and equipment. Net cash used in investing activities increased $6.030 billion for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to a $6.022 billion increase in purchases of bitcoins and a $6.0 million deposit on a new corporate aircraft. During the three months ended March 31, 2025, we purchased $7.662 billion of bitcoin using net proceeds from the issuances of our 2030B Convertible Notes, net proceeds from the public offering of our Perpetual Strike Preferred Stock, net proceeds from the public offering of our Perpetual Strife Preferred Stock, net proceeds from the sale of class A common stock under our at-the-market common stock equity offering program, net proceeds from the sale of Perpetual Strike Preferred Stock under our at-the-market Perpetual Strike Preferred Stock offering program, while during the three months ended March 31, 2024, we purchased $1.639 billion of bitcoin using net proceeds from the issuances of our 2030A Convertible Notes and 2031 Convertible Notes, net proceeds from the sale of class A common stock under common stock our at-the-market equity offering program then-in-place, and Excess Cash.

Net cash provided by financing activities. The changes in cash provided by and used in financing activities primarily relate to the issuance and subsequent repayment of long-term debt, the sale of class A common stock under our at-the-market common stock offering program, the sale of Perpetual Strike Preferred Stock under our at-the-market Perpetual Strike Preferred Stock offering program, net proceeds from the initial public offering of our Perpetual Strike Preferred Stock, net proceeds from the initial public offering of our Perpetual Strife Preferred Stock, the exercise or vesting of certain awards under the Stock Incentive Plans, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities increased $6.046 billion for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to (i) a $4.263 billion increase in net proceeds from our sale of class A common stock under our at-the-market offering programs, (ii) a $1.306 billion increase in net proceeds from the initial public offerings of our Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock and sales of Perpetual Strike Preferred Stock under our at-the-market Perpetual Strike Preferred Stock offering program during the three months ended March 31, 2025, and (iii) a $610.2 million increase in long-term debt proceeds, net of issuance costs, during the three months ended March 31, 2025, partially offset by (iv) a $125.5 million decrease in proceeds from the exercise of stock options under the Stock Incentive Plans in the three months ended March 31, 2025, as compared to the same period in the prior year and (v) an increase of $9.2 million in dividends paid on our preferred stock during three months ended March 31, 2025.

Long-term Debt

The terms of each of the long-term debt instruments are discussed more fully in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

In February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes; in March 2024, we issued $800.0 million aggregate principal amount of the 2030A Convertible Notes and $603.8 million aggregate principal amount of the 2031 Convertible Notes; in June 2024, we issued $800.0 million aggregate principal amount of the 2032 Convertible Notes; in September 2024 we issued $1.010 billion aggregate principal amount of the 2028 Convertible Notes, in November 2024 we issued $3.000 billion aggregate principal amount of the 2029 Convertible Notes, and in February 2025 we issued $2.000 billion aggregate principal amount of the 2030B Convertible Notes. We principally used the net proceeds from the issuances of the Convertible Notes to acquire bitcoin, and we used a portion of the net proceeds from the 2028 Convertible Notes to redeem the 2028 Secured Notes, as discussed further below.

During the three months ended March 31, 2025, we paid $8.2 million in interest to holders of the Convertible Notes. We did not pay any interest related to the Convertible Notes during the three months ended March 31, 2024. During the three months ended March 31, 2025, we issued 7,373,528 shares of class A common stock and paid a nominal amount of cash in lieu of fractional shares in connection with the full conversion of $1.050 billion aggregate principal amount of 2027 Convertible Notes then outstanding equal to 100% of the principal amount of the 2027 Convertible Notes redeemed, plus accrued and unpaid interest, to but excluding such date.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. We did not pay any interest related to the 2028 Secured Notes during the three months ended March 31, 2025 and 2024. On September 26, 2024, we redeemed all of the outstanding 2028 Secured Notes at an aggregate redemption price of approximately $523.9 million and all collateral securing the 2028 Secured Notes was released.

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. During each of the three months ended March 31, 2025 and 2024, we paid $0.3 million in principal and interest to the lender.

Other than as discussed above, during the three months ended March 31, 2025 and 2024, we did not repurchase or prepay any of our outstanding debt. We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also seek to prepay our outstanding indebtedness. The amounts involved in any such repurchase or prepayment may be material. We could seek to fund any such debt repurchases or prepayments using proceeds from equity offerings that we may choose to undertake from time-to-time.

At-the-Market Equity Offerings

From time to time, we have entered into sales agreements with agents pursuant to which we could issue and sell shares of our class A common stock through at-the-market equity offering programs, which we refer to as the Common Stock ATM Offerings.

On March 10, 2025, we entered into a sales agreement with agents pursuant to which we may issue and sell shares of our Perpetual Strike Preferred Stock through the Strike ATM Offering.

See Note 11, At-the-Market Equity Offerings and Note 14, Subsequent Events to the Consolidated Financial Statements for additional information regarding the Common Stock ATM Offerings and the Strike ATM Offering.

The following table sets forth total shares sold and total net proceeds received (net of sales commissions and expenses) from shares sold under our at-the-market equity offering programs for the periods indicated (in thousands, except number of shares).

	Three Months Ended
	March 31,
	2025	2024
Total shares of class A common stock sold pursuant to the Common Stock ATM Offerings	12,624,595	1,951,620
Total net proceeds received from shares of class A common stock sold pursuant to the Common Stock ATM Offerings	$4,399,205	137,152
Total shares of Perpetual Strike Preferred Stock sold pursuant to the Strike ATM Offering	349,907	0
Total net proceeds received from shares of Perpetual Strike Preferred Stock sold pursuant to the Strike ATM Offering	$30,404	0
Total net proceeds received from shares sold pursuant to at-the-market equity offering programs	$4,429,609	$137,152

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

	Three Months Ended
	March 31,
	2025	2024
Reconciliation of non-GAAP loss from operations:
Loss from operations	$(5,921,412)	$(203,702)
Share-based compensation expense	11,819	17,791
Non-GAAP loss from operations	$(5,909,593)	$(185,911)

Non-GAAP net loss attributable to common stockholders and non-GAAP diluted loss per common share

Non-GAAP net loss attributable to common stockholders and non-GAAP diluted loss per common share each exclude the impact of (i) share-based compensation expense, (ii) interest expense arising from the amortization of debt issuance costs on our long-term debt, (iii) gains and losses on extinguishment of debt, if any, and (iv) related income taxes. We believe non-GAAP net loss attributable to common stockholders and non-GAAP diluted loss per common share offer management and investors insight as they exclude significant non-cash expenses, gains and losses on debt extinguishment, and their related income tax effects. The following are reconciliations of our non-GAAP net loss attributable to common stockholders and non-GAAP diluted loss per common share to net loss attributable to common stockholders and diluted loss per common share, respectively, their most directly comparable GAAP measures (in thousands, except per share data), for the periods indicated.

	Three Months Ended
	March 31,
	2025	2024
Reconciliation of non-GAAP net loss attributable to common stockholders of Strategy:
Net loss attributable to common stockholders of Strategy	$(4,228,018)	$(53,118)
Share-based compensation expense	11,819	17,791
Interest expense arising from amortization of debt issuance costs	6,048	2,557
Income tax effects (1)	(28,232)	(109,238)
Non-GAAP net loss attributable to common stockholders of Strategy	$(4,238,383)	$(142,008)

Reconciliation of non-GAAP diluted loss per common share (2):
Diluted loss per common share	$(16.49)	$(0.31)
Share-based compensation expense (per diluted common share)	0.05	0.10
Interest expense arising from amortization of debt issuance costs (per diluted common share)	0.02	0.01
Income tax effects (per diluted common share)	(0.11)	(0.63)
Non-GAAP diluted loss per common share	$(16.53)	$(0.83)
(1)
Income tax effects reflect the net tax effects of share-based compensation, which includes tax benefits and expenses on exercises of stock options and vesting of share-settled restricted stock units interest expense for amortization of debt issuance costs, and gains and losses on debt extinguishment, if any.

(2)
For reconciliation purposes, the non-GAAP diluted earnings (loss) per common share calculations use the same weighted average common shares outstanding as that used in the GAAP diluted earnings (loss) per common share calculations for the same period. For example, in periods of GAAP net loss, otherwise dilutive potential shares of common stock from our share-based compensation arrangements, Perpetual Strike Preferred Stock and Convertible Notes are excluded from the GAAP diluted loss per common share calculation as they would be antidilutive, and therefore are also excluded from the non-GAAP diluted earnings or loss per common share calculation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of market price changes in bitcoin and foreign currency fluctuations.

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin. We account for our bitcoin as indefinite-lived intangible assets. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. As of March 31, 2025, we held approximately 528,185 bitcoins with a carrying value of $43.546 billion on our Consolidated Balance Sheet. Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $105,000 per bitcoin in our principal market in the 12 months preceding the date of this report. A significant decrease in the price of bitcoin would have a material adverse effect on our earnings.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 42.9% and 44.1% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of March 31, 2025 and December 31, 2024, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 3.3% and 5.7%, respectively. If average exchange rates during the three months ended March 31, 2025 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2025 would have decreased by 3.8%. During the three months ended March 31, 2025, our revenues were not significantly impacted by changes in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our class A common stock, Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock, which we refer to as our “listed securities,” could decline, and you may lose all or part of your investment.

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
•
the incurrence of tax liabilities on future unrealized gains on our bitcoin or as result of the cumulative-effect net increase of $12.75 billion to the opening balance of our retained earnings as of January 1, 2025 in connection with the adoption of ASU 2023-08;
•
regulatory, commercial, and technical developments related to bitcoin or the Bitcoin blockchain, or digital assets more generally;
•
the incurrence of additional fixed interest charges or dividend obligations on preferred stock;
•
the impact of war, terrorism, infectious diseases, natural disasters and other global events, and government responses to such events, on the global economy and the market for and price of bitcoin;
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

We may not be able to regain profitability in future periods

We generated a loss for the three months ended March 31, 2025 of $4.22 billion, primarily due to a $5.91 billion unrealized loss on digital assets, and we may not be able to regain profitability in future periods, particularly if we incur significant fair value losses related to our digital assets. As of January 1, 2025, we have adopted ASU 2023-08, pursuant to which we are required to recognize increases or decreases in fair value of our digital assets as incurred in our Consolidated Statements of Operations. As a result, our results of operations and financial condition may be materially adversely affected.

Additionally, as of March 31, 2025, we had deferred tax liabilities with respect to the unrealized gain on our bitcoin holdings of approximately $2.28 billion. Our deferred tax liabilities are partially offset by deferred tax assets, such as net operating losses and capitalized research and development costs. If the market value of bitcoin declines in future periods, our deferred tax liability with respect to the unrealized gain on our bitcoin holdings will decrease, and we may be required to establish additional valuation allowances against our deferred tax assets. Such increases in valuation allowances could materially and adversely affect net income in periods in which such charges are incurred.

A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations

As of March 31, 2025, our outstanding indebtedness was $8.22 billion, and our annual contractual interest expense was $35.1 million. Additionally, as of March 31, 2025, we had outstanding $1.615 billion aggregate notional value of our Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock, with respect to which we are required to pay aggregate annual dividends of $146.2 million.

As part of our bitcoin strategy, we expect to incur or continue to incur additional indebtedness and fixed charges, and we expect to issue additional preferred stock. For the quarter ended March 31, 2025, our enterprise analytics software business did not generate positive cash flow from operations, and we do not expect our enterprise analytics software business to generate sufficient cash flow to satisfy our obligations over the next twelve months. If our enterprise analytics software business does not generate cash flows in future periods sufficient to satisfy our financial obligations, including our debt and cash dividend obligations, we intend to fund our obligations using cash proceeds from equity or debt financings. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the market value of our bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations, including our debt and cash dividend obligations. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis.

As bitcoin constitutes the vast bulk of assets on our balance sheet, if we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell bitcoin to satisfy our financial obligations, and we may be required to make such sales at prices below our cost basis or that are otherwise unfavorable. Any such sale of bitcoin may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our bitcoin in amounts and at prices sufficient to satisfy our financial obligations, including our debt service and cash dividend obligations, could cause us to default under such obligations. Any default on our current or future indebtedness or preferred stock may have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” and “Risks Related to Our Preferred Stock” for additional details about the risks which may impact us if we are unable to satisfy our debt service and cash dividend obligations.

Unrealized gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022

The U.S. enacted the IRA in August 2022. Unless an exemption applies, the IRA imposes a 15% CAMT on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT.

On January 1, 2025, we adopted ASU 2023-08. ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, with gains and losses from changes in the fair value of our bitcoin recognized in net income each reporting period. As a result of our adoption of ASU 2023-08, as of January 1, 2025, we applied a cumulative-effect net increase to the opening balance of our retained earnings of $12.75 billion. For purposes of calculating the adjusted financial statement income, we will be required to ratably allocate this increase to our retained earnings over a four year period, from 2025 through 2028. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year.

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

After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2026, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The U.S. also enacted the IRA in August 2022. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT. Unless an exemption applies, the IRA imposes (i) a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations, and (ii) a 15% corporate alternative minimum tax on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. As discussed in greater detail under the risk factor heading “Risks Related to Our Business in General-Unrealized gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022,” as a result of the enactment of the IRA and our adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations with respect to CAMT are, when finalized, revised to provide relief (or other interim relief is granted), we could become subject to the CAMT in the 2026 tax year and beyond. If we become subject to these new taxes under the IRA for these or any other reasons, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition. Further, other existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied in a manner that negatively impacts us.

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

Risks Related to Our Bitcoin Strategy and Holdings

Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin

Our bitcoin strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below 50,000 per bitcoin and above 105,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Quarterly Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

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

Our bitcoin holdings significantly impact our financial results and the market price of our listed securities. Our bitcoin holdings have significantly affected our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our listed securities. See “Risks Related to Our Bitcoin Strategy and Holdings - Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

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

Our bitcoin strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold bitcoin. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. If bitcoin prices were to decline or our bitcoin strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

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

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry in recent years have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard is now effective, and we have applied a cumulative-effect net increase to the opening balance of retained earnings as of January 1, 2025 of $12.75 billion. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet. As described in greater detail under the risk factor heading “Risks Related to Our Business in General-Unrealized gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022,” ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of January 1, 2025 and not permitting retrospective restatement of our historical financial statements, our results for the quarter ended March 31, 2025, and for future periods, will not be comparable to results from periods prior to our adoption of the guidance.

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
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, such as the (a) transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024, (b) transfers of bitcoin to claimants following proceedings related to a 2016 hack of Bitfinex-which claims are currently being adjudicated, (c) sales of bitcoin by the German government following the seizure of about 50,000 bitcoin in January 2024 from the operator of Movie2k.to, or (d) potential sales of 69,370 bitcoin seized from the Silk Road marketplace by the U.S. Department of Justice; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products (“ETPs”);
•
negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement action against Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
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
•
disruptions, failures, unavailability, or interruptions in services of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;

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
•
developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
•
changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

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
•
in January 2025, the SEC announced the formation of a “Crypto Task Force,” which will seek to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;
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

While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was subject to a 60-day stay as of March 2025, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of bitcoin and our ability to own or transfer bitcoin.

It is not possible to predict whether or when new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether or when any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of bitcoin, as well as our ability to hold or transact in bitcoin, and in turn adversely affect the market price of our listed securities.

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

ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. We have applied a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2025 of $12.75 billion. ASU 2023-08 does not permit retrospective restatement of prior periods. For the three months ended March 31, 2025, we incurred an unrealized loss on digital assets of $5.91 billion. Due to the application of a different accounting standard for the three months ended March 31, 2025 relative to the corresponding prior period, and due to ASU 2023-08 not permitting retrospective restatement of prior periods, our results for the three months ended March 31, 2025 are not comparable to our results for the corresponding prior period, and our future results will similarly not be comparable to results from periods prior to our adoption of the guidance.

As a result of our adoption of ASU 2023-08, we may incur greater losses during periods when we previously would have incurred smaller losses or no losses because we had already impaired the carrying value of our bitcoin to a low price observed during a prior period, and we may also incur gains during periods when the market value of bitcoin rises, as compared to periods prior to January 1, 2025, when we would not have incurred any gains under similar circumstances. Accordingly, due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to increase the volatility of our financial results. Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future, and we expect ASU 2023-08 to significantly affect the carrying value of our bitcoin on our balance sheet. As a result, and in particular due to our adoption of ASU 2023-08, volatility in our earnings may be significantly more than what we experienced in prior periods.

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

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. On January 11, 2024, and in the subsequent days following the SEC’s approval of the listing and trading of spot bitcoin ETPs, the trading price of our shares of class A common stock declined significantly relative to the value of our bitcoin. To the extent investors view our class A common stock as providing exposure to bitcoin, it is possible that the value of our class A common stock may also have included a premium over the value of our bitcoin due to the prior scarcity of traditional investment vehicles providing investment exposure to bitcoin, and that the value declined due to investors now having a greater range of options to gain exposure to bitcoin and investors choosing to gain such exposure through ETPs rather than our class A common stock. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of bitcoin as well as a decline in the value of our class A common stock relative to the value of our bitcoin, as well as our Perpetual Strike Preferred Stock.

Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our class A common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our class A common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of class A common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our securities. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures exchange-traded funds (“ETFs”), leveraged bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our class A common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

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

Although our bitcoin holdings do not currently serve as collateral securing any of our outstanding indebtedness as of March 31, 2025, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived wash trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin.

Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was subject to a 60-day stay as of March 2025, the SEC or other regulatory agencies may initiate similar actions in the future. As the price of our listed securities is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin strategy

As of May 2, 2025, we held approximately 555,450 bitcoins that were acquired at an aggregate purchase price of $38.08 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin strategy. Any future significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business

As a result of our bitcoin strategy, our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of March 31, 2025, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of March 31, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

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

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with geopolitical conflicts, such as the ongoing Russia-Ukraine conflict, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

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

As of March 31, 2025, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

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

Risks Related to Our Enterprise Analytics Software Business Strategy

We derive revenue from a single software platform and related services as well as revenue from our installed customer base

We derive revenue from sales of our analytics software platform and related services. We also depend on our installed customer base for a substantial portion of our software revenue. As a result, if our software business experiences a significant decline in demand for, or in the adoption or prices of, our platform and related services as a result of, among other factors, a significant decline in our installed customer base, any change in our pricing or packaging model, increased competition, maturation in the markets for our platform, or other risks described herein, we may not be able to generate revenue from other sources in excess of the expenses relating to our analytics software platform and related services.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $219.7 million as of March 31, 2025. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $223.2 million of other remaining performance obligations as of March 31, 2025, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

Risks Related to Our Operations

Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility, or other third-party services, as a result of geopolitical tensions, acts of terrorism, natural disasters, pandemics, and similar events, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our listed securities

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, Argentina, and Poland. In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services, including AWS, Azure, Google, and other cloud services. Any disruptions or failures of our systems or the third-party hosting facility or other services that we use, including as a result of a natural disaster, fire, cyberattack, act of terrorism, geopolitical conflict, pandemic, the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, host country restrictions on the conduct of our business operations or the availability of our offerings, or other unanticipated problems with our systems or the third-party services that we use, such as a failure to meet service standards, could severely impact our ability to conduct our business operations or to attract new customers or maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.

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

Risks Related to Our Listed Securities Generally

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $12.36 as of August 10, 2020, the last trading day before our announcement, to $394.37 as of May 2, 2025. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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
•
sales or purchases of stock by us or by our stockholders and issuances of awards under our equity incentive plan; and
•
general economic conditions and slow or negative growth of related markets, including as a result of war, terrorism, infectious diseases, natural disasters and other global events, and government responses to such events.

In addition, the stock market and the markets for both bitcoin-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, recent trading prices of our class A common stock may reflect market dynamics that are not connected to traditional software and business intelligence industry fundamentals, or to valuation methods commonly associated with operating companies in these industries or with companies engaged predominantly in passive investments in bitcoin or other commodities, such as exchange-traded funds. Our equity market capitalization as of March 31, 2025 is well in excess of our stockholders’ equity calculated in accordance with U.S. GAAP, and in excess of valuations that might traditionally be expected based on our operating performance, cash flows and net assets. Investors may therefore be unable to assess the value our class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of our listed securities, regardless of our actual operating performance.

Because of the rights of our two classes of common stock and because Michael J. Saylor, who beneficially owns the majority of our class B common stock, controls a significant portion of our total voting power, Mr. Saylor has significant influence over matters that require approval of our stockholders and as a result could impede a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of May 2, 2025, there were 19,640,250 shares of class B common stock outstanding, which accounted for approximately 43.63% of the total voting power of our outstanding common stock. As of May 2, 2025, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 19,616,680 shares of class B common stock, or 43.58% of the total voting power. Accordingly, Mr. Saylor has significant influence over matters that require approval of our stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms, elections of our directors, and amendments to our certificate of incorporation and by-laws.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other convertible securities could depress the price of our listed securities

We may issue and sell additional shares of class A common stock, convertible notes, convertible preferred stock, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, between January 1, 2024 and March 31, 2025, we have issued and sold:

•
$20.77 billion of shares of class A common stock through at-the-market equity offering programs;
•
$614.4 million of shares of Perpetual Strike Preferred Stock;
•
$722.5 million of shares of Perpetual Strife Preferred Stock;
•
$800.0 million aggregate principal amount of 2030A Convertible Notes;
•
$2.0 billion aggregate principal amount of 2030B Convertible Notes;
•
$603.8 million aggregate principal amount of 2031 Convertible Notes;
•
$800.0 million in aggregate principal amount of 2032 Convertible Notes;
•
$1.0 billion in aggregate principal amount of 2028 Convertible Notes; and
•
$3.0 billion in aggregate principal amount of 2029 Convertible Notes.

On October 30, 2024, we entered into the October 2024 Sales Agreement, pursuant to which we could sell class A common stock having an aggregate offering price of up to $21 billion from time to time. On May 1, 2025, we entered into the May 2025 Sales Agreement, pursuant to which we may issue and sell shares of our class A common stock having an aggregate offering price of up to $21 billion from time to time. As of May 2, 2025, the October 2024 Sales Agreement has been substantially depleted and further at-the-market sales of class A common stock will be made under the May 2025 Sales Agreement, under which approximately $21 billion shares of the Company’s class A common stock remained available for issuance and sale as of such date.

Additionally, on March 10, 2025, we entered into the Strike Sales Agreement, pursuant to which we may issue and sell shares of our Perpetual Strike Preferred Stock, having an aggregate offering price of up to $21 billion. As of May 2, 2025, we may issue and sell additional shares of Perpetual Strike Preferred Stock having an aggregate offering price of up to $20.87 billion from time to time under the Strike Sales Agreement.

We cannot predict:

•
the size of future issuances of equity securities;
•
the size and terms of future issuances of convertible debt instruments or other convertible securities; or
•
the effect, if any, that future issuances and sales of our securities will have on the market price of our listed securities.

Transactions involving newly issued class A common stock, convertible debt instruments, Perpetual Strike Preferred Stock, other series of convertible preferred stock, or other convertible securities could result in possibly substantial dilution to holders of our class A common stock and our Perpetual Strike Preferred Stock.

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

Risks Related to Our Preferred Stock

Our Perpetual Strike Preferred Stock is senior to our class A common stock, but junior to our Perpetual Strife Preferred Stock, and our Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock are junior to our existing and future indebtedness, structurally junior to the liabilities of our subsidiaries and subject to the rights and preferences of any other class or series of preferred stock that we may issue in the future

If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available to distribute to our equity holders, including holders of our class A common stock, Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock, only if all of our then-outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights.

Our Perpetual Strife Preferred Stock is senior to our Perpetual Strike Preferred Stock with respect to payments upon liquidation, dissolution or winding up. If we issue any preferred stock senior to our Perpetual Strife Preferred Stock or Perpetual Strike Preferred Stock, which we refer to as “liquidation senior stock,” in the future, then the amounts due upon that liquidation senior stock must be paid in full before any payments can be made on the Perpetual Strife Preferred Stock, Perpetual Strike Preferred Stock or common stock. If any assets remain after any liquidation senior stock is paid in full, those assets will first be distributed pro rata to our holders of Perpetual Strife Preferred Stock and any series of preferred stock with liquidation parity with our Perpetual Strife Preferred Stock, then pro rata among holders of our Perpetual Strike Preferred Stock and any series of preferred stock with liquidation parity with our Perpetual Strike Preferred Stock, with any remaining assets distributed to holders of our common stock. There may be insufficient remaining assets available to pay the liquidation preference and unpaid accumulated dividends on our Perpetual Strife Preferred Stock, in which case holders of our Perpetual Strike Preferred Stock and common stock would not receive any value for their shares.

If we issue any dividend senior stock in the future, such dividend senior stock could contain provisions that prohibit us from paying accumulated dividends on our Perpetual Strike Preferred Stock or Perpetual Strife Preferred Stock, or from purchasing, redeeming or acquiring our Perpetual Strike Preferred Stock or Perpetual Strife Preferred Stock until and unless we first pay accumulated dividends in full on such dividend senior stock.

As of March 31, 2025, excluding intercompany indebtedness, we had approximately $8.22 billion in aggregate principal amount of consolidated indebtedness outstanding, all of which ranks senior to our preferred stock and our common stock.

In addition, our subsidiaries have no obligation to pay any amounts on the Perpetual Strike Preferred Stock or Perpetual Strife Preferred Stock. If any of our subsidiaries liquidates, dissolves or winds up, whether voluntarily or involuntarily, then we, as a direct or indirect common equity owner of that subsidiary, will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders, if any. We may never receive any amounts from that subsidiary, and, accordingly, the assets of that subsidiary may never be available to make payments on the Perpetual Strike Preferred Stock or Perpetual Strife Preferred Stock.

We may not have sufficient funds to pay dividends in cash on our preferred stock, or we may choose not to pay dividends on our preferred stock and regulatory and contractual restrictions may prevent us from declaring or paying dividends

We expect to fund any dividends paid in cash on our preferred stock primarily through additional capital raising activities, including, but not limited to, at-the-market offerings of our class A common stock, and in the case of our Perpetual Strife Preferred Stock, offerings of our Perpetual Strike Preferred Stock. However, our ability to declare and pay cash dividends on our preferred stock will depend on many factors, including the following:

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

In addition, subject to a limited exception, our board of directors may choose not to pay accumulated dividends on our preferred stock for any reason. Accordingly, we may pay less than the full amount of accumulated dividends on our preferred stock. In addition, if we fail to declare and pay accumulated dividends on our preferred stock in full, then the value of our preferred stock will likely decline.

Provisions contained in the instruments governing our future indebtedness may restrict or prohibit us from paying cash dividends on our preferred stock. If the terms of our indebtedness restrict or prohibit us from paying dividends, then we may seek to refinance that indebtedness or seek a waiver that would permit the payment of dividends. However, we may be unable or may choose not to refinance the indebtedness or obtain a waiver.

Under the Delaware General Corporation Law, we may declare dividends on our preferred stock only out of our “surplus” (which generally means our total assets less total liabilities, each measured at their fair market values, less statutory capital), or, if there is no surplus, out of our net profits for the current or the immediately preceding fiscal year. We may not have sufficient surplus or net profits to declare and pay dividends on our preferred stock in cash.

If we are unable or, if permitted, decide not to pay accumulated dividends on our Perpetual Strike Preferred Stock in cash, then we may, but are not obligated, subject to a limited exception, to elect to pay dividends on our Perpetual Strike Preferred Stock in shares of our class A common stock. However, the payment of dividends in shares of our class A common stock will cause dilution to holders of our class A common stock and exposes holders of our Perpetual Strike Preferred Stock to dilution and the risk of fluctuations in the price of our class A common stock. Additionally, even if we choose to pay dividends on our Perpetual Strike Preferred Stock in shares of class A common stock, the number of shares of class A common stock that we are permitted to deliver may be limited.

If we fail to declare and pay full dividends on our preferred stock, then we will be prohibited from paying dividends on our class A common stock and any other junior securities, subject to limited exceptions. Although we do not currently pay dividends on our class A common stock, if we decide to do so in the future, a reduction or elimination of dividends on our class A common stock may cause the trading price of our class A common stock to decline, which, in turn, will likely depress the value of our preferred stock.

Our preferred stock has only limited voting rights

Our preferred stock confers no voting rights except with respect to certain dividend arrearages, certain amendments to the terms of our preferred stock, and certain other limited circumstances, and except as required by the Delaware General Corporation Law. For example, holders of preferred stock, as such, do not have the right to vote in the general election of our directors, although holders of our Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock, as applicable, will have a limited right, voting together with holders of any voting parity stock, if any, with similar voting rights regarding the election of directors upon a failure to pay dividends on each of our Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock, as applicable, which similar voting rights are then exercisable, to elect one director upon the occurrence of each of the following events: (i) if less than the full amount of accumulated and unpaid regular dividends on the outstanding Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock, as applicable, have been declared and paid in respect of each of four or more consecutive regular dividend payment dates; and (ii) if less than the full amount of accumulated and unpaid regular dividends on the outstanding Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock, as applicable, have been declared and paid in respect of eight or more consecutive regular dividend payment dates. Accordingly, the voting provisions of our preferred stock may not afford meaningful protections. Additionally, holding Perpetual Strike Preferred Stock does not confer the right to vote on an as-converted basis with holders of our class A common stock on matters on which our class A common stockholders are entitled to vote.

Without the consent of any holder of our preferred stock or class A common stock, we may issue preferred stock in the future that ranks equally with our Perpetual Strife Preferred Stock and equally with or senior to our Perpetual Strike Preferred Stock with respect to dividends and liquidation rights, which may adversely affect the rights of holders of our Perpetual Strike Preferred Stock, Perpetual Strife Preferred Stock and our class A common stock

Without the consent of any holder of preferred stock or class A common stock, we may authorize and issue preferred stock (including additional Perpetual Strife Preferred Stock) that ranks equally with the Perpetual Strife Preferred Stock with respect to the payment of dividends or the distribution of assets upon our liquidation, dissolution or winding up. In addition, without the consent of any holder of our Perpetual Strike Preferred Stock or class A common stock, we may authorize and issue preferred stock (including additional Perpetual Strike Preferred Stock or Perpetual Strife Preferred Stock) that ranks equally with or senior to our Perpetual Strike Preferred Stock with respect to the payment of dividends or the distribution of assets upon our liquidation, dissolution or winding up. If we issue any such preferred stock in the future, the rights of holders of our Perpetual Strike Preferred Stock, Perpetual Strife Preferred Stock and our class A common stock will be diluted and the value of our Perpetual Strike Preferred Stock, Perpetual Strife Preferred Stock and class A common stock may decline. For example, if we issue any preferred stock that is senior to Perpetual Strike Preferred Stock in the future, such preferred stock could contain provisions that prohibit us from paying accumulated dividends on our Perpetual Strike Preferred Stock or purchasing, redeeming or acquiring our Perpetual Strike Preferred Stock until and unless we first pay accumulated dividends in full on such preferred stock. The issuance of any preferred stock in the future would also have the effect of further subordinating our class A common stock.

Holders of our preferred stock may be treated as receiving deemed distributions and holders of Perpetual Strike Preferred Stock may receive distributions paid in class A common stock, and consequently may be subject to tax with respect to our preferred stock under certain circumstances even though no corresponding distribution of cash has been made

Under Section 305 of the Internal Revenue Code of 1986, as amended (the “Code”), holders of our preferred stock may be treated as receiving a deemed distribution on our preferred stock under certain circumstances, including (i) an increase in the liquidation preference of our preferred stock or (ii) if our preferred stock is issued at a discount. The liquidation preference of the Perpetual Strife Preferred Stock is subject to adjustment in the manner described in the Strife Certificate of Designations, which adjustments may result in an increase in the liquidation preference. In addition, if our board of directors does not declare a dividend on our preferred stock in respect of any dividend period before the related dividend payment date, the deferred dividend may be treated as an increase in the liquidation preference of our preferred stock. In either case, any increase in the liquidation preference could give rise to a deemed dividend to holders of our preferred stock. Although the matter is not entirely clear, we believe any deferred dividend or discount on our preferred stock should not be treated as giving rise to a deemed distribution on our preferred stock, and any adjustment of the liquidation preference of the Perpetual Strife Preferred Stock in accordance with its terms should not be treated as giving rise to a deemed distribution on our Perpetual Strife Preferred Stock. However, there is no assurance that the IRS or an applicable withholding agent will not take a contrary position.

In addition, the conversion rate of our Perpetual Strike Preferred Stock is subject to adjustment in certain circumstances. If and to the extent that certain adjustments in the conversion rate (or failures to adjust the conversion rate) increase the proportionate interest of a holder of our Perpetual Strike Preferred Stock in our assets or earnings and profits, the holder of our Perpetual Strike Preferred Stock may be deemed to have received for U.S. federal income tax purposes a deemed distribution without the receipt of any cash or property.

Furthermore, upon a conversion of our Perpetual Strike Preferred Stock into shares of our class A common stock, depending on the circumstances, any class A common stock received in respect of any deferred and unpaid dividend (and any dividend that has been declared and not yet paid as well as any accrued but unpaid dividend in the then-current dividend period) could be treated as a deemed distribution for U.S. federal income tax purposes.

Any deemed distribution on our preferred stock or any distribution to holders of our Perpetual Strike Preferred Stock that is paid in shares of our class A common stock will generally be taxable to the same extent as a cash distribution. In addition, for any holder of our preferred stock that is a non-U.S. holder, any deemed distribution or non-cash distribution could be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty. Because deemed distributions or non-cash distributions received by a holder of our preferred stock would not give rise to any cash from which any applicable withholding tax could be satisfied, if we (or an applicable withholding agent) pay withholding (including backup withholding) on behalf of a holder of our preferred stock, we (or an applicable withholding agent) may set off any such payment against, or withhold such taxes from, payments of cash or, in the case of our Perpetual Strike Preferred Stock, delivery of shares of our class A common stock to such holder of our preferred stock (or, in some circumstances, any payments on our class A common stock) or sales proceeds received by, or other funds or assets of, such holder of our preferred stock, or require alternative arrangements with respect to such withholding taxes (e.g., in the case of our Perpetual Strike Preferred Stock, deposit for taxes prior to delivery of any dividend in the form of class A common stock or of conversion consideration).

The application of the rules under Section 305 of the Code to our preferred stock is uncertain, and holders of our preferred stock should consult their tax advisors about the impact of these rules in their particular situations.

Holders of our preferred stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income

Distributions paid to corporate U.S. holders of our preferred stock may be eligible for the dividends-received deduction and distributions paid to non-corporate U.S. holders of our preferred stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes and certain holding period and other requirements are met. We may not have sufficient current or accumulated earnings and profits during any fiscal year for the distributions on our preferred stock to qualify as dividends for U.S. federal income tax purposes. If any distributions on our preferred stock with respect to any fiscal year are not eligible for the dividends-received deduction or for the preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, the market value of our preferred stock may decline.

The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our preferred stock

Under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”), if stock of a corporation is structured such that dividends paid with respect to the stock are economically (in whole or in part) a return of the stockholder’s investment (rather than a return on the stockholder’s investment), then the stock is characterized as “fast-pay stock” and is subject to adverse tax reporting requirements and potentially penalties, as described below. In addition, under the Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, stock is presumed to be fast-pay stock if it is structured to have a dividend that is reasonably expected to decline (as opposed to a dividend rate that is reasonably expected to fluctuate or remain constant) (for such purpose, the dividend rate may be viewed as reasonably expected to decline if we are reasonably expected to stop paying regular dividends on our preferred stock or if the maximum Compounded Strife Dividend Rate is in effect with respect to the Perpetual Strife Preferred Stock) or is issued for an amount that exceeds (by more than a de minimis amount, as determined under applicable Treasury Regulations) the amount at which the stockholder can be compelled to dispose of the stock. It is not clear what amount would constitute “de minimis” in the case of stock with a perpetual term.

The determination of whether stock is fast-pay stock is based on all the facts and circumstances. To determine if it is fast-pay stock, stock is examined when issued, and, for stock that is not fast-pay stock when issued, when there is a significant modification in the terms of the stock or the related agreements or a significant change in the relevant facts and circumstances. The relevant tax regulations do not indicate the types of significant changes in facts and circumstances that are intended to give rise to such a determination, and therefore it is possible that such a change could arise when, for example, a Compounded Strife Dividend Rate becomes in effect with respect to the Perpetual Strife Preferred Stock.

We do not believe that our previously issued preferred stock is fast-pay stock.

We may issue additional shares of our preferred stock (or resell any shares that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares for the purpose of analyzing the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. As the liquidation preference of the Perpetual Strife Preferred Stock will be subject to adjustment in the manner described in the Strife Certificate of Designations, it is generally not expected that the Additional Shares of Perpetual Strife Preferred Stock would be issued at such a level of premium above their liquidation preference at the time of sale of such Additional Shares of Perpetual Strife Preferred Stock so as to implicate the fast-pay stock rules. It is possible, however, that Additional Shares of Perpetual Strike Preferred Stock may be issued at a premium above their liquidation preference. Based on the expected overall circumstances of an offering of Additional Shares of Perpetual Strike Preferred Stock (such as our general expectation that the value of the conversion option for Perpetual Strike Preferred Stock would, at issuance, exceed the amount of any such premium and certain other factors), we do not believe that such premium would be attributable to dividends that are economically a return of a stockholder’s investment. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock.

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

Furthermore, certain material advisors would also be required to file a disclosure statement with the IRS. If we determine that we are required to file an IRS Form 8886 (including a protective filing) in connection with the potential issuance of fast-pay stock with respect to our previously issued preferred stock or Additional Shares, we intend to provide public notice to the holders of our previously issued preferred stock or Additional Shares, as applicable, which notice may be by a press release, by publication on our investor relations website, or by filing a current report on Form 8-K with the Securities and Exchange Commission.

Notwithstanding our intent not to issue Additional Shares that would be fast-pay stock, the rules regarding the definition of fast-pay stock are unclear in certain respects and, therefore, the IRS could disagree with our determination and treat such Additional Shares as fast-pay stock. In addition, even though we believe that our previously issued preferred stock is not fast-pay stock, treatment of the Additional Shares as fast-pay stock could result in adverse consequences to holders of our previously issued preferred stock because such Additional Shares may be indistinguishable from our previously issued preferred stock. See “—A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued preferred stock to adverse consequences” below.

Accordingly, holders of our preferred stock are strongly urged to consult their tax advisors regarding the Fast-Pay Stock Regulations and their potential consequences to an investment in our preferred stock.

A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued preferred stock to adverse consequences

If we issue Additional Shares that have a different, and potentially adverse, tax profile or treatment for U.S. federal income tax purposes from our previously issued preferred stock, since such Additional Shares would trade under the same CUSIP or other identifying number as that of our previously issued Perpetual Strike Preferred Stock or Perpetual Strife Preferred Stock, as applicable, our previously issued preferred stock may be treated by subsequent purchasers, withholding agents and potentially the IRS as having the same profile or treatment as such Additional Shares if our previously issued preferred stock is not otherwise distinguishable from the Additional Shares.

For example, notwithstanding our intent not to issue any Additional Shares that are fast-pay stock, the IRS could assert that such Additional Shares constitute fast-pay stock, particularly, with respect to Additional Shares of Perpetual Strike Preferred Stock, if they are issued at a premium to their liquidation preference. See “—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our preferred stock” above.

Furthermore, if any Additional Shares are issued at a price that exceeds their liquidation preference, such Additional Shares would constitute “disqualified preferred stock” within the meaning of Section 1059(f)(2) of the Code and any corporate U.S. holder generally will be required to reduce its tax basis (but not below zero) in our preferred stock by the amount of any dividends-received deduction it receives. The liquidation preference of the Perpetual Strife Preferred Stock will be subject to adjustment in the manner described in the Strife Certificate of Designations, which adjustment may be taken into account for purposes of disqualified preferred stock determination. If Additional Shares issued are considered disqualified preferred stock, our previously issued preferred stock could also be subject to the same treatment as a practical matter due to fungible trading.

If any Additional Shares are sold at a discount (or at a discount that exceeds the discount that applies to our previously issued preferred stock), such Additional Shares may be subject to U.S. tax rules (which are similar to the rules governing original issue discount for debt instruments) that require the accrual of such discount (or such greater discount) over the deemed term of the Additional Shares. In that event, the IRS or a withholding agent may treat any such discount as resulting in deemed distributions, which may be taxable before receipt of any cash payments attributable to such discount with respect to our previously issued preferred stock and such Additional Shares.

Because the IRS or other parties (such as withholding agents) may not be able to distinguish our previously issued preferred stock offered or resold from time to time, a holder of our preferred stock might be subject to adverse tax consequences or might be required to demonstrate to the IRS (or such other parties) that the holder purchased our preferred stock in a specific offering to which those adverse tax consequences did not apply. Moreover, any adverse tax consequences as described above in connection with the future issuance of Additional Shares may adversely affect the market value of our preferred stock.

Provisions of our preferred stock could delay or prevent an otherwise beneficial takeover of us

Certain provisions in our preferred stock could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to certain exceptions, preferred stockholders will have the right to require us to repurchase their preferred stock for cash. These fundamental change provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that preferred stockholders or holders of our class A common stock may view as favorable.

The accounting method for our preferred stock may result in lower reported net earnings attributable to common stockholders and lower reported diluted earnings per share

The accounting method for reflecting the conversion and other provisions of our preferred stock in our financial statements may adversely affect our reported earnings. Applicable accounting standards require us to separately account for certain redemption features associated with our preferred stock as embedded derivatives. Under this treatment, any embedded derivatives are measured at their fair value and accounted for separately as liabilities that are marked-to-market at the end of each reporting period. For each financial statement period after the issuance of the preferred stock, a gain or loss would be reported in our statement of operations to the extent the valuation of any of the embedded derivatives changes from the previous period. This accounting treatment may subject our reported net income (loss) to significant non-cash volatility. In addition, we expect that the if-converted method will apply to reflect our Perpetual Strike Preferred Stock in the calculation of our diluted earnings per share. Under this method, we expect that diluted earnings per share will be calculated assuming that our Perpetual Strike Preferred Stock is converted at the beginning of the reporting period (or, if later, the time our Perpetual Strike Preferred Stock is issued). However, this calculation will not be made if reflecting our Perpetual Strike Preferred Stock in diluted earnings per share in this manner is anti-dilutive. Accordingly, the application of the if-converted method to our Perpetual Strike Preferred Stock may result in lower reported diluted earnings per share.

In addition, accounting standards may change in the future. Accordingly, we may account for our preferred stock in future periods in a manner that is significantly different than described above.

Future sales or other dilution of our class A common stock, including other equity-related securities, could dilute our existing stockholders or otherwise depress the market price of our class A common stock and the value of our Perpetual Strike Preferred Stock

Future sales of our class A common stock in the public market, or the perception that such sales could occur, or the issuance of class A common stock upon the conversion of our Perpetual Strike Preferred Stock could negatively impact the market price of our class A common stock, and, accordingly, the value of our Perpetual Strike Preferred Stock. The terms of our Perpetual Strike Preferred Stock and Perpetual Strife Preferred Stock do not restrict our ability to issue additional Perpetual Strike Preferred Stock, class A common stock or other equity-related securities in the future. Future sales or issuances of class A common stock, Perpetual Strike Preferred Stock or other equity-related securities could be dilutive to holders of our class A common stock and Perpetual Strike Preferred Stock and could adversely affect their voting and other rights and economic interests. If we issue additional shares of our Perpetual Strike Preferred Stock, shares of class A common stock (including as payment for regular dividends on our Perpetual Strike Preferred Stock), or other equity-related securities, the price of our class A common stock and the value of our Perpetual Strike Preferred Stock may decline. We cannot predict the size of future issuances of our class A common stock or other securities or the effect, if any, that the issuance of our Perpetual Strike Preferred Stock, and future sales and issuances of our class A common stock and other securities would have on the market price of our class A common stock and the value of our Perpetual Strike Preferred Stock.

In addition, the existence of our Perpetual Strike Preferred Stock may encourage short selling by market participants because the conversion of our Perpetual Strike Preferred Stock could be used to satisfy short positions, or anticipated conversion of our Perpetual Strike Preferred Stock into shares of class A common stock could depress the price of our class A common stock. The sale or the availability for sale of a large number of shares of class A common stock in the public market could cause the market price of our class A common stock to decline.

Not all events that may adversely affect the value of our Perpetual Strike Preferred Stock and our class A common stock will result in an adjustment to the conversion rate of our Perpetual Strike Preferred Stock

The conversion rate of our Perpetual Strike Preferred Stock is subject to adjustment for certain events, including:

•
certain stock dividends, splits and combinations;
•
the issuance of certain rights, options or warrants to holders of our class A common stock;
•
certain distributions of assets, debt securities, capital stock or other property to holders of our class A common stock;
•
cash dividends on our class A common stock; and
•
certain tender or exchange offers.

We are not required to adjust the conversion rate for other events, such as third-party tender offers or an issuance of class A common stock (or securities exercisable for, or convertible into, class A common stock) for cash, that may adversely affect the value of our Perpetual Strike Preferred Stock and the trading price of our class A common stock. An event may occur that adversely affects the value of our Perpetual Strike Preferred Stock and the trading price of the underlying shares of our class A common stock but that does not result in an adjustment to the conversion rate.

Certain events that can significantly reduce, or eliminate entirely, the option value of the conversion right of our Perpetual Strike Preferred Stock will not require an adjustment to the conversion rate. For example, if we are party to a business combination transaction pursuant to which our class A common stock is acquired solely for cash, then, our Perpetual Strike Preferred Stock will become convertible solely into cash, which will eliminate the time value, and may harm the option value, of the conversion right of our Perpetual Strike Preferred Stock. Similarly, a de-listing of our class A common stock will likely severely reduce the liquidity of the market for our class A common stock and the volatility of the trading price of our class A common stock, which, in turn, will likely reduce the option value of the conversion right of our Perpetual Strike Preferred Stock significantly. None of these, or certain other, events will, in themselves, require an adjustment to the conversion rate to compensate preferred stockholders for their lost option value.

Many convertible instruments contain “make-whole” provisions that adjust the conversion rate in a manner that is designed to compensate investors for lost option value upon the occurrence of specified events. Our Perpetual Strike Preferred Stock does not contain such a provision. Accordingly, we may engage in transactions that significantly reduce the option value of the conversion right of our Perpetual Strike Preferred Stock without a corresponding adjustment to the conversion rate.

Recent and future regulatory actions, changes in market conditions and other events may adversely affect the trading price and liquidity of our Perpetual Strike Preferred Stock and the ability of investors to implement a convertible arbitrage trading strategy

We expect that holders of our Perpetual Strike Preferred Stock may seek to employ a convertible arbitrage strategy. Under this strategy, investors typically sell short a certain number of shares of our class A common stock and adjust their short position over time while they continue to hold our Perpetual Strike Preferred Stock. Investors may also implement this type of strategy by entering into swaps on our class A common stock in lieu of, or in addition to, short selling shares of our class A common stock.

The SEC and other regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our class A common stock). These rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc., and the national securities exchanges of a “limit up-limit down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts investors’ ability to effect short sales of our class A common stock or enter into equity swaps on our class A common stock could depress the trading price of, and the liquidity of the market for, our Perpetual Strike Preferred Stock.

In addition, the liquidity of the market for our class A common stock and other market conditions could deteriorate, which could reduce, or eliminate entirely, the number of shares available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our class A common stock with an investor of our Perpetual Strike Preferred Stock. These and other market events could make implementing a convertible arbitrage strategy prohibitively expensive or infeasible. If investors seeking to employ a convertible arbitrage strategy are unable to do so on commercial terms, or at all, then the trading price of, and the liquidity of the market for, our Perpetual Strike Preferred Stock may significantly decline.

Holding Perpetual Strike Preferred Stock does not, in itself, confer any rights with respect to our class A common stock

Holding Perpetual Strike Preferred Stock does not confer any rights with respect to our class A common stock (including the voting rights of, and rights to receive any dividends or other distributions on, our class A common stock). However, holders of our Perpetual Strike Preferred Stock are subject to all changes affecting our class A common stock to the extent the value of our Perpetual Strike Preferred Stock depends on the market price of our class A common stock and to the extent they receive shares of our class A common stock upon conversion of our Perpetual Strike Preferred Stock. For example, if we propose an amendment to our charter documents that requires the approval of our class A common stockholders but not the approval of the preferred stockholders, then holders of any Perpetual Strike Preferred Stock will not, as such, be entitled to vote on the amendment, although those holders will be subject to any changes implemented by that amendment in the powers, preferences or special rights of our class A common stock.

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of March 31, 2025, we had $8.223 billion aggregate indebtedness, consisting of $1.010 billion in aggregate principal amount of 2028 Convertible Notes, $3.0 billion in aggregate principal amount of 2029 Convertible Notes, $800.0 million aggregate principal amount of 2030A Convertible Notes, $2.000 billion aggregate principal amount of 2030B Convertible Notes, $603.8 million aggregate principal amount of 2031 Convertible Notes, $800.0 million aggregate principal amount of 2032 Convertible Notes, and $9.7 million of other long-term indebtedness. We refer in these risk factors to the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2030B Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, collectively, as the “Outstanding Convertible Notes.” As of March 31, 2025, our annual contractual interest expense relating to our Outstanding Convertible Notes was $35.1 million.

Our substantial indebtedness and contractual interest expense could have important consequences to us, including:

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

We may not have the ability to raise the funds necessary to settle conversions of the Outstanding Convertible Notes in cash or to repurchase the Outstanding Convertible Notes for cash upon a fundamental change or to repurchase the 2028 Convertible Notes on September 15, 2027, the 2029 Convertible Notes on June 1, 2028, the 2030A Convertible Notes or the 2031 Convertible Notes on September 15, 2028, the 2030B Convertible Notes on March 1, 2028, or the 2032 Convertible Notes on June 15, 2029, and any future debt may contain, limitations on our ability to engage in cash-settled conversions or repurchases of Outstanding Convertible Notes

In connection with any conversion of the Outstanding Convertible Notes, unless we elect (or have previously irrevocably elected) to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Outstanding Convertible Notes being converted. However, any future debt may contain limitations on our ability to (i) pay cash upon conversion or redemption of the Outstanding Convertible Notes, which may require us to elect to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), or (ii) sell certain bitcoin to generate cash that can be used to make such cash payments.

Upon a fundamental change as defined in the indentures governing the Outstanding Convertible Notes, the holders of such notes will have the right to require us to offer to purchase all of the applicable notes then outstanding at a price equal to 100% of the principal amount of the Outstanding Convertible Notes, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the repurchase date. Moreover, the exercise by holders of the Outstanding Convertible Notes of their right to require us to repurchase such Outstanding Convertible Notes could cause a default under future debt agreements, even if the change of control or fundamental change itself does not, due to the financial effect of such repurchase on us. In order to obtain sufficient funds to pay the purchase price of such notes, we expect that we would have to refinance the Outstanding Convertible Notes or obtain a waiver from the applicable holders of Outstanding Convertible Notes and we may not be able to refinance the Outstanding Convertible Notes on reasonable terms, if at all. Absent a waiver from the applicable holders of Outstanding Convertible Notes, our failure to offer to purchase all applicable Outstanding Convertible Notes or to purchase all validly tendered Outstanding Convertible Notes would be an event of default under the indentures governing the Outstanding Convertible Notes.

In addition, holders of (i) the 2028 Convertible Notes have the right to require us to repurchase all or a portion of their notes on September 15, 2027, (ii) the 2029 Convertible Notes have the right to require us to repurchase all or a portion of their notes on June 1, 2028, (iii) the 2030A Convertible Notes and the 2031 Convertible Notes have the right to require us to repurchase all or a portion of their notes on September 15, 2028, (iv) the 2030B Convertible Notes have the right to require us to repurchase all or a portion of their notes on March 1, 2028, and (v) the 2032 Convertible Notes have the right to require us to repurchase all or a portion of their notes on June 15, 2029, in each case, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.

The conditional conversion feature of the Outstanding Convertible Notes, if triggered, may adversely affect our financial condition and operating results

In the event the conditional conversion feature of the Outstanding Convertible Notes is triggered, holders of the applicable Outstanding Convertible Notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their Outstanding Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Furthermore, even if holders do not elect to convert their Outstanding Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable Outstanding Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We use funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the Outstanding Convertible Notes and our other long-term indebtedness, and certain of our subsidiaries holding digital assets may not provide any dividends, distributions, or other payments to us to fund our obligations and meet our cash needs

We receive dividends, distributions, and other payments from our subsidiaries to fund our obligations, including those arising under the Outstanding Convertible Notes, and our other long-term indebtedness, and meet our cash needs. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions, or other payments to us in order to allow us to make payments on the Outstanding Convertible Notes, and our other long-term indebtedness. In addition, dividends, distributions, or other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions, which may materially adversely affect our ability to transfer cash within our consolidated companies and our ability to meet our cash needs and service our indebtedness.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three months ended March 31, 2025, the Company settled $1.05 billion in aggregate principal amount of the 2027 Convertible Notes as a result of certain holders electing to convert such notes by issuing class A common stock. 7,373,528 shares of class A common stock were issued in respect of all such conversions during the three months ended March 31, 2025. The shares of class A common stock issued upon conversion of each of the 2027 Convertible Notes were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Item 5. Other Information

Rule 10b5-1 Information

None of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report.

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

3.5

Certificate of Designations of 10.00% Series A Perpetual Strife Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025 (File No. 001-42509)).

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

4.3

Form of 0.625% Convertible Senior Note due 2030 (included within Exhibit 4.8 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024 (File No. 000-24435)).

4.4

Indenture, dated as of March 18, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024 (File No. 000-24435)).

4.5

Form of 0.875% Convertible Senior Note due 2031 (included within Exhibit 4.10 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024 (File No. 000-24435)).

4.6

Indenture, dated as of June 17, 2024, by and between MicroStrategy Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

4.7

Form of 2.25% Convertible Senior Note due 2032 (included within Exhibit 4.12 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

4.8

Indenture, dated as of September 19, 2024, by and between MicroStrategy Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2024 (File No. 000-24435)).

4.9

Form of 0.625% Convertible Senior Note due 2028 (included within Exhibit 4.10 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2024 (File No. 000-24435)).

4.10

Indenture, dated as of November 21, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2024 (File No. 000-24435)).

4.11

Form of 0% Convertible Senior Note due 2029 (included within Exhibit 4.10 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2024 (File No. 000-24435)).

4.12

Indenture, dated as of February 21, 2025, by and between MicroStrategy Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2025 (File No. 001-42509)).

4.13

Form of 0% Convertible Senior Notes due 2030 (included within Exhibit 4.12 incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2025 (File No. 001-42509)).

4.14

Form of Certificate of 8.00% Series A Perpetual Strike Preferred Stock of the registrant (included within Exhibit 3.4 incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2025 (File No. 000-24435)).

4.15

Form of Certificate of 10.00% Series A Perpetual Strife Preferred Stock (included within Exhibit 3.5 incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025 (File No. 001-42509)).

10.1	Amendment No. 1 to the 2023 Plan (incorporated herein by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-42509)).

10.2

Sales Agreement, dated as of March 10, 2025, by and among Strategy and TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Compass Point Research & Trading, LLC, H.C. Wainwright & Co., LLC, Keefe, Bruyette & Woods, Inc., Mizuho Securities USA LLC, Santander US Capital Markets LLC and SG Americas Securities, LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025 (File No. 001-42509)).

10.3

Sales Agreement, dated as of May 1, 2025, by and among Strategy and TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Mizuho Securities USA LLC, Santander US Capital Markets LLC, and SG Americas Securities, LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2025 (File No. 001-42509))

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
Jeanine Montgomery
Vice President & Chief Accounting Officer

Date: May 5, 2025