Form 10-Q
period 2025-06-30
MICROSTRATEGY Inc
filed 2025-08-05
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

22182

(Zip Code)

(703) 848-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A common stock, $0.001 par value per share	MSTR	The Nasdaq Global Select Market

8.00% Series A Perpetual Strike Preferred Stock, $0.001 par value per share	STRK	The Nasdaq Global Select Market
10.00% Series A Perpetual Strife Preferred Stock, $0.001 par value per share	STRF	The Nasdaq Global Select Market
10.00% Series A Perpetual Stride Preferred Stock, $0.001 par value per share	STRD	The Nasdaq Global Select Market

Variable Rate Series A Perpetual Stretch Preferred Stock, $0.001 par value per share	STRC	The Nasdaq Global Select Market

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

As of July 31, 2025, the registrant had 263,912,697 and 19,640,250 shares of class A common stock and class B common stock outstanding, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,095	$38,117
Restricted cash	2,037	1,780
Accounts receivable, net	117,870	181,203
Prepaid expenses and other current assets	43,459	31,224
Total current assets	213,461	252,324
Digital assets	64,362,798	23,909,373
Property and equipment, net	30,203	26,327
Right-of-use assets	51,573	54,560
Deposits and other assets	109,664	75,794
Deferred tax assets, net	5,716	1,525,307
Total assets	$64,773,415	$25,843,685
Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$44,220	$52,982
Accrued compensation and employee benefits	50,132	58,362
Accrued interest	5,620	5,549
Current portion of long-term debt, net	349	517
Deferred revenue and advance payments	214,251	237,974
Total current liabilities	314,572	355,384
Long-term debt, net	8,162,281	7,191,158
Deferred revenue and advance payments	4,197	4,970
Operating lease liabilities	51,218	56,403
Other long-term liabilities	4,672	5,379
Deferred tax liabilities	5,865,510	407
Total liabilities	14,402,450	7,613,701
Commitments and Contingencies
Mezzanine Equity
8.00% Series A Perpetual Strike Preferred Stock, $0.001 par value; 269,800 shares authorized, 12,201 shares issued and outstanding at June 30, 2025; redemption value and liquidation preference of $1,220,137 at June 30, 2025	1,040,394	0
10.00% Series A Perpetual Strife Preferred Stock, $0.001 par value; 33,200 shares authorized, 10,067 shares issued and outstanding at June 30, 2025; redemption value and liquidation preference of $1,060,029 at June 30, 2025	874,041	0
10.00% Series A Perpetual Stride Preferred Stock, $0.001 par value; 11,765 shares authorized, 11,765 shares issued and outstanding at June 30, 2025; redemption value and liquidation preference of $1,176,470 at June 30, 2025	979,486	0
Total mezzanine equity	2,893,921	0
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 690,235 and 5,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	0	0
Class A common stock, $0.001 par value; 10,330,000 and 330,000 shares authorized, 261,318 and 226,138 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	261	226
Class B common stock, $0.001 par value; 165,000 shares authorized, 19,640 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	31,158,044	20,411,998
Accumulated other comprehensive loss	(5,020)	(15,384)
Retained earnings (accumulated deficit)	16,323,739	(2,166,876)
Total stockholders’ equity	47,477,044	18,229,984
Total liabilities, mezzanine equity and stockholders' equity	$64,773,415	$25,843,685

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product licenses	$7,177	$9,286	$14,447	$22,224
Subscription services	40,824	24,080	77,927	47,046
Total product licenses and subscription services	48,001	33,366	92,374	69,270
Product support	52,081	61,740	104,610	124,425
Other services	14,406	16,336	28,570	32,993
Total revenues	114,488	111,442	225,554	226,688
Cost of revenues:
Product licenses	1,169	794	2,133	1,361
Subscription services	15,906	9,560	30,335	18,164
Total product licenses and subscription services	17,075	10,354	32,468	19,525
Product support	7,291	8,193	14,645	16,740
Other services	11,384	12,388	22,608	24,685
Total cost of revenues	35,750	30,935	69,721	60,950
Gross profit	78,738	80,507	155,833	165,738
Operating expenses:
Sales and marketing	33,691	34,251	61,223	67,702
Research and development	24,071	30,311	48,494	59,494
General and administrative	36,500	36,129	77,047	70,795
Unrealized gain on digital assets	(14,047,514)	0	(8,141,509)	0
Digital asset impairment losses	0	180,090	0	371,723
Total operating expenses	(13,953,252)	280,781	(7,954,745)	569,714
Income (loss) from operations	14,031,990	(200,274)	8,110,578	(403,976)
Interest expense, net	(17,897)	(15,466)	(35,003)	(27,347)
Other (expense) income, net	(8,271)	694	(12,207)	2,390
Income (loss) before income taxes	14,005,822	(215,046)	8,063,368	(428,933)
Provision for (benefit from) income taxes	3,984,976	(112,487)	2,259,892	(273,256)
Net income (loss)	10,020,846	(102,559)	$5,803,476	$(155,677)
Dividends on preferred stock	(49,110)	0	(58,347)	0
Net income (loss) attributable to common stockholders of Strategy	$9,971,736	$(102,559)	$5,745,129	$(155,677)
Basic earnings (loss) per common share (1)	$36.23	$(0.57)	$21.61	$(0.89)
Weighted average common shares outstanding - Basic	275,244	178,607	265,910	175,326
Diluted earnings (loss) per common share (1)	$32.60	$(0.57)	$19.43	$(0.89)
Weighted average common shares outstanding - Diluted	306,764	178,607	298,039	175,326

(1) Basic and fully diluted earnings per common share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$10,020,846	$(102,559)	$5,803,476	$(155,677)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	6,947	(381)	10,364	(2,106)
Total other comprehensive income (loss)	6,947	(381)	10,364	(2,106)
Comprehensive income (loss)	$10,027,793	$(102,940)	$5,813,840	$(157,783)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual		Total	Class A		Class B Convertible		Additional	Accumulated Other	Retained Earnings
	Preferred Stock		Stockholders'	Common Stock		Common Stock		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)
Balance at January 1, 2025	0	$0	$18,229,984	226,138	$226	19,640	$20	$20,411,998	$(15,384)	$(2,166,876)
Opening balance adjustment due to the adoption of ASU 2023-08, net of tax	0	0	12,746,378	0	0	0	0	0	0	12,746,378
Other	0	0	(1,097)	0	0	0	0	0	0	(1,097)
Net loss	0	0	(4,217,370)	0	0	0	0	0	0	(4,217,370)
Other comprehensive income	0	0	3,417	0	0	0	0	0	3,417	0
Preferred stock cash dividends declared	0	0	(9,188)	0	0	0	0	0	0	(9,188)
Issuance of class A common stock upon exercise of stock options	0	0	9,418	271	0	0	0	9,418	0	0
Issuance of class A common stock under employee stock purchase plan	0	0	2,703	26	0	0	0	2,703	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	0	104	0	0	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	4,399,205	12,625	13	0	0	4,399,192	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	1,045,132	7,373	8	0	0	1,045,124	0	0
Share-based compensation expense	0	0	12,654	0	0	0	0	12,654	0	0
Issuance of Series A Perpetual Strike Preferred Stock	7,650	593,624	0	0	0	0	0	0	0	0
Issuance of Series A Perpetual Strife Preferred Stock	8,500	710,873	0	0	0	0	0	0	0	0
Balance at March 31, 2025	16,150	$1,304,497	$32,221,236	246,537	$247	19,640	$20	$25,881,089	$(11,967)	$6,351,847
Net income	0	0	10,020,846	0	0	0	0	0	0	10,020,846
Other comprehensive income	0	0	6,947	0	0	0	0	0	6,947	0
Preferred stock cash dividends declared	0	0	(48,954)	0	0	0	0	0	0	(48,954)
Issuance of class A common stock upon exercise of stock options	0	0	12,451	325	0	0	0	12,451	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	0	230	0	0	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	5,248,692	14,225	14	0	0	5,248,678	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	84	1	0	0	0	84	0	0
Share-based compensation expense	0	0	15,742	0	0	0	0	15,742	0	0
Issuance of Series A Perpetual Strike Preferred Stock	4,551	446,770	0	0	0	0	0	0	0	0
Issuance of Series A Perpetual Strife Preferred Stock	1,567	163,168	0	0	0	0	0	0	0	0
Issuance of Series A Perpetual Stride Preferred Stock	11,765	979,486	0	0	0	0	0	0	0	0
Balance at June 30, 2025	34,033	$2,893,921	$47,477,044	261,318	$261	19,640	$20	$31,158,044	$(5,020)	$16,323,739

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual		Total	Class A		Class B Convertible		Additional			Accumulated Other	Retained Earnings
	Preferred Stock		Stockholders'	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	(Accumulated
	Shares	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit)
Balance at January 1, 2024	0	$0	$2,164,972	157,725	$24	19,640	$2	$3,957,728	(8,684)	$(782,104)	$(11,444)	$(999,234)
Net loss	0	0	(53,118)	0	0	0	0	0	0	0	0	(53,118)
Other comprehensive loss	0	0	(1,725)	0	0	0	0	0	0	0	(1,725)	0
Issuance of class A common stock upon exercise of stock options	0	0	136,088	5,731	0	0	0	136,088	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	0	0	2,071	69	0	0	0	2,071	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	(1,273)	39	0	0	0	(1,273)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	137,152	1,952	0	0	0	137,152	0	0	0	0
Share-based compensation expense	0	0	15,938	0	0	0	0	15,938	0	0	0	0
Balance at March 31, 2024	0	$0	$2,400,105	165,516	$24	19,640	$2	$4,247,704	(8,684)	$(782,104)	$(13,169)	$(1,052,352)
Net loss	0	0	(102,559)	0	0	0	0	0	0	0	0	(102,559)
Other comprehensive loss	0	0	(381)	0	0	0	0	0	0	0	(381)	0
Issuance of class A common stock upon exercise of stock options	0	0	17,261	1,215	0	0	0	17,261	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	(932)	311	0	0	0	(932)	0	0	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	500,815	12,672	2	0	0	500,813	0	0	0	0
Share-based compensation expense	0	0	20,490	0	0	0	0	20,490	0	0	0	0
Balance at June 30, 2024	0	$0	$2,834,799	179,714	$26	19,640	$2	$4,785,336	(8,684)	$(782,104.0)	$(13,550)	$(1,154,911)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$5,803,476	$(155,677)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,693	6,701
Reduction in carrying amount of right-of-use assets	4,526	4,126
Deferred taxes	2,254,166	(278,140)
Share-based compensation expense	27,561	38,412
Unrealized (gain) on digital assets	(8,141,509)	0
Digital asset impairment losses	0	371,723
Amortization of issuance costs on long-term debt	12,445	6,399
Changes in operating assets and liabilities:
Accounts receivable	14,962	20,075
Prepaid expenses and other current assets	(16,029)	7,914
Deposits and other assets	(2,429)	(8,163)
Accounts payable and accrued expenses	(3,250)	(8,164)
Accrued compensation and employee benefits	(28,187)	(18,059)
Accrued interest	71	3,641
Deferred revenue and advance payments	26,095	24,994
Operating lease liabilities	(5,308)	(5,467)
Other long-term liabilities	415	(5,057)
Net cash (used in) provided by operating activities	(37,302)	5,258
Investing activities:
Purchases of digital assets	(14,430,868)	(2,433,137)
Advance deposits on purchases of property and equipment	(22,000)	0
Purchases of property and equipment	(4,831)	(2,268)
Net cash used in investing activities	(14,457,699)	(2,435,405)
Financing activities:
Proceeds from convertible senior notes	2,000,000	2,203,750
Issuance costs paid for convertible senior notes	(14,779)	(42,008)
Payments to settle conversions and redemption of convertible senior notes	(143)	(44)
Proceeds from other long-term secured debt, net of lender fees	16,000	0
Principal payments of other long-term secured debt	(282)	(266)
Proceeds from sale of preferred stock under public offerings	2,947,684	0
Issuance costs paid related to sale of preferred stock under public offerings	(56,372)	0
Dividends paid on preferred stock	(58,142)	0
Proceeds from sale of common stock under public offerings	9,663,697	137,765
Issuance costs paid related to sale of common stock under public offerings	(17,775)	(613)
Proceeds from exercise of stock options	21,869	153,349
Proceeds from sales under employee stock purchase plan	2,703	2,071
Payment of withholding tax on vesting of restricted stock units	0	(2,173)
Net cash provided by financing activities	14,504,460	2,451,831
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,776	(1,556)
Net increase in cash, cash equivalents, and restricted cash	12,235	20,128
Cash, cash equivalents, and restricted cash, beginning of period	39,897	48,673
Cash, cash equivalents, and restricted cash, end of period	$52,132	$68,801

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

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the Company’s accounting policies since December 31, 2024, except as discussed below in (b) Digital Assets related to ASU 2023-08.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Digital Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective January 1, 2025 on a prospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings. Prior periods were not restated. As a result, the Company’s financial results for the three and six months ended June 30, 2025 are not directly comparable to the financial results for earlier periods.

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

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income (“AFSI”) for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of the Treasury and the Internal Revenue Service (the “IRS”) issued proposed regulations with respect to the application of the CAMT. For purposes of calculating the AFSI, the Company will be required to ratably allocate the increase to the Company’s retained earnings over a four year period, from 2025 through 2028. When determining whether the Company is subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, the Company’s AFSI must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year. Accordingly, as a result of the enactment of the IRA and the Company’s adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations, when finalized, are revised to provide relief (or other interim relief is granted), the Company could become subject to CAMT in the tax years 2026 and beyond. If the Company becomes subject to the CAMT, it could result in a material tax obligation that the Company would need to satisfy in cash, which could materially affect its financial results, including its earnings and cash flow, and its financial condition.

(c) Redeemable Preferred Stock

As of June 30, 2025, the following series of preferred stock of the Company were outstanding: (i) 8.00% Series A Perpetual Strike Preferred Stock (“STRK Stock”), (ii) 10.00% Series A Perpetual Strife Preferred Stock (“STRF Stock”), and (iii) 10.00% Series A Perpetual Stride Preferred Stock (“STRD Stock”). In these Notes to Consolidated Financial Statements, STRK Stock, STRF Stock and STRD Stock are collectively referred to as “Preferred Stock.” In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, each series of Preferred Stock outstanding as of June 30, 2025 is classified within mezzanine equity, as certain events that could cause shares of each such series of Preferred Stock to become redeemable are not solely within the control of the Company. In each case, the shares are initially recognized based on proceeds received, net of issuance costs, and are not accreted to their redemption value unless it becomes probable that the shares will become redeemable. Refer to Note 9, Redeemable Preferred Stock and Note 14, Subsequent Events for further discussion.

(d) Segment Reporting

The Company has adopted ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) for the year ended December 31, 2024, and for interim periods beginning January 1, 2025 as reflected in Note 12, Segment Information, to the Consolidated Financial Statements, including retroactive application to all prior periods presented. Refer to Note 3, Recent Accounting Pronouncements in the Company’s financial statements as of and for the year ended December 31, 2024 for further discussion.

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

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	June 30,	December 31,
	2025	2024
Approximate number of bitcoins held	597,325	447,470
Digital asset carrying value	$64,362,798	$23,909,373
Cumulative digital asset impairment losses	n/a	$4,058,875

The carrying value on the Company’s Consolidated Balance Sheet at each period-end prior to the adoption of ASC 2023-08 represented the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoin at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through December 31, 2024.

The following table summarizes the Company’s digital asset purchases, unrealized losses (gains) on digital assets as calculated after the adoption of ASU 2023-08 on January 1, 2025, and digital asset impairment losses as calculated prior to the adoption of ASU 2023-08 (in thousands, except number of bitcoins) for the periods indicated. The Company did not sell any of its bitcoins during the six months ended June 30, 2025 or 2024, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Approximate number of bitcoins purchased	69,140	12,053	149,855	37,181
Digital asset purchases	$6,769,205	$793,828	$14,430,868	$2,433,137
Unrealized gain on digital assets	$(14,047,514)	n/a	$(8,141,509)	n/a
Digital asset impairment losses	n/a	$180,090	n/a	$371,723

From time to time, the Company’s execution partners may extend short-term credits to the Company to purchase bitcoin in advance of using cash funds in the Company’s trading account. Trade credits are due and payable after the bitcoin purchases are completed. In 2025, certain bitcoin of the Company and MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, and in 2024, certain bitcoin of MacroStrategy, were subject to a first priority security interest and lien in order to secure payments owed by the Company with respect to these arrangements. While trade credits are outstanding, the Company may incur interest fees and be required to maintain minimum balances in its trading and custody accounts with such execution partners. As of June 30, 2025, the Company had no outstanding trade credits payable.

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

Accounts receivable (in thousands) consisted of the following, as of:

	June 30,	December 31,
	2025	2024
Billed and billable	$120,818	$183,391
Less: allowance for credit losses	(2,948)	(2,188)
Accounts receivable, net	$117,870	$181,203

Changes in the allowance for credit losses were not material for the three and six months ended June 30, 2025.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $2.7 million and $2.6 million, as of June 30, 2025 and December 31, 2024, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts and accrued sales and usage-based royalty revenue. In royalty-based arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $10.4 million and $6.8 million, as of June 30, 2025 and December 31, 2024, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three and six months ended June 30, 2025 and 2024, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2025	2024
Current:
Deferred product licenses revenue	$1,281	$1,777
Deferred subscription services revenue	110,651	107,119
Deferred product support revenue	99,501	124,684
Deferred other services revenue	2,818	4,394
Total current deferred revenue and advance payments	$214,251	$237,974

Non-current:
Deferred product licenses revenue	$133	$174
Deferred subscription services revenue	913	2,263
Deferred product support revenue	2,878	2,111
Deferred other services revenue	273	422
Total non-current deferred revenue and advance payments	$4,197	$4,970

During the three and six months ended June 30, 2025, the Company recognized revenues of $71.5 million and $156.9 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2025. During the three and six months ended June 30, 2024, the Company recognized revenues of $64.1 million and $145.0 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2024. For the three and six months ended June 30, 2025 and 2024, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of June 30, 2025, the Company had an aggregate transaction price of $470.6 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. The Company expects to recognize $278.5 million within the next 12 months and the remainder thereafter.

(5) Long-term Debt

The net carrying value of the Company’s outstanding debt (in thousands) consisted of the following, as of:

	June 30, 2025	December 31, 2024
2027 Convertible Notes	$0	$1,041,352
2028 Convertible Notes	1,000,634	998,543
2029 Convertible Notes	2,978,675	2,975,037
2030A Convertible Notes	787,135	785,172
2030B Convertible Notes	1,986,614	0
2031 Convertible Notes	595,613	594,476
2032 Convertible Notes	788,756	787,417
Other long-term secured debt	25,203	9,678
Total	$8,162,630	$7,191,675
Reported as:
Current portion of long-term debt, net	349	517
Long-term debt, net	8,162,281	7,191,158
Total	$8,162,630	$7,191,675

Convertible Senior Notes

As of June 30, 2025, the following convertible notes were outstanding (the “Outstanding Convertible Notes”):

•
$1.01 billion aggregate principal amount of 0.625% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”);
•
$3.00 billion aggregate principal amount of 0% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”);
•
$800.0 million aggregate principal amount of 0.625% Convertible Senior Notes due 2030 (the “2030A Convertible Notes”);
•
$2.00 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030B Convertible Notes”);
•
$603.7 million aggregate principal amount of 0.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”); and
•
$800.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”).

Additionally, the Company also previously issued, in February 2021, the $1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”, and together with the Outstanding Convertible Notes, the “Convertible Notes”), all of which were redeemed or converted into the Company’s class A common stock during the first quarter of 2025.

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
(3)
The 2029 Convertible Notes and the 2030B Convertible Notes do not bear regular interest. Additionally, the 2027 Convertible Notes did not bear regular interest prior to their redemption.
(4)
“Issuance Costs” reflect the customary offering expenses associated with each of the Convertible Notes. The Company accounts for these issuance costs as a reduction to the principal amount of the respective Convertible Notes and amortizes the issuance costs to interest expense from the respective debt issuance dates through the earlier of the “Maturity Date” or the “Date of Holder Put Option,” if applicable, at the “Effective Interest Rate” stated in the table.
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
(9)
Prior to the respective dates, the Convertible Notes are convertible only under the following circumstances:
i.
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended on June 30, 2024 for the 2030A Convertible Notes and 2031 Convertible Notes, on September 30, 2024 for the 2032 Convertible Notes, on December 31, 2024 for the 2028 Convertible Notes, on March 31, 2025 for the 2029 Convertible Notes, or on June 30, 2025 for the 2030B Convertible Notes, if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Convertible Notes on each applicable trading day;
ii.
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
iii.
(a) in the case of the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes, the Company calls any or all of such Convertible Notes for redemption, then a holder may surrender all or any part of such of its Convertible Notes as called for redemption for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (b) in the case of the 2030B Convertible Notes, the Company calls any 2030B Convertible Notes for redemption, then the holders of such 2030B Convertible Note may convert such 2030B Convertible Notes at any time before the close of business on the second business day immediately before the related redemption date; and
iv.
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

The respective indentures governing the Convertible Notes contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the applicable trustee of the respective Convertible Notes or the holders of at least 25% in principal amount outstanding of the respective Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the respective Convertible Notes to be due and payable.

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

Conversions and Redemption of Convertible Notes

On January 24, 2025, the Company delivered a notice of full redemption to the trustee of the Company’s 2027 Convertible Notes for the redemption of all $1.05 billion in aggregate principal amount of the 2027 Convertible Notes then outstanding on February 24, 2025 (the “2027 Redemption Date”), at a redemption price equal to 100% of the principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to but excluding the 2027 Redemption Date, unless earlier converted. The Company elected to satisfy its conversion obligation with respect to the 2027 Convertible Notes by delivering solely shares of its class A common stock, together with cash in lieu of any fractional shares. Holders of the 2027 Convertible Notes requested to convert $1.050 billion in principal amount of the 2027 Convertible Notes for which the Company issued 7,373,528 shares of the Company’s class A common stock and paid a nominal amount of cash in lieu of fraction shares upon settlement of such conversion requests, in accordance with the terms and provisions of the indenture governing the 2027 Convertible Notes.

During the three months ended March 31, 2025, the Company received from certain holders of the 2031 Convertible Notes requests to convert an immaterial principal amount of the 2031 Convertible Notes, which the Company settled in shares of class A common stock and cash in accordance with the terms and provisions of the indenture governing the 2031 Convertible Notes. The settlement was effected during the three months ended June 30, 2025. No shares of class A common stock were issued in respect of such conversions during the three months ended March 31, 2025.

During the three months ended June 30, 2024, the Company settled conversion requests in respect of $504.4 million in principal amount of the Company’s 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) resulting in the issuance of 12,672,400 shares of the Company’s class A common stock and payment of a nominal amount of cash in lieu of fractional shares in accordance with the terms and provisions of the indenture governing the 2025 Convertible Notes. All unconverted 2025 Convertible Notes outstanding as of June 30, 2024 were redeemed or converted into the Company’s class A common stock in the third quarter of 2024 and were not outstanding as of December 31, 2024 or June 30, 2025.

Collective Convertible Notes Disclosures

As of June 30, 2025, the maximum number of shares into which the Outstanding Convertible Notes could have been potentially converted if the conversion features were triggered at the conversion rates then in effect based on the Outstanding Convertible Notes then outstanding on such date was:

•
2028 Convertible Notes: 5,513,489 shares of class A common stock;
•
2029 Convertible Notes: 4,461,600 shares of class A common stock;
•
2030A Convertible Notes: 5,341,600 shares of class A common stock;
•
2030B Convertible Notes: 4,614,400 shares of class A common stock;
•
2031 Convertible Notes: 2,593,931 shares of class A common stock; and
•
2032 Convertible Notes: 3,915,200 shares of class A common stock.

The 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes were convertible at the option of the holders during the three ended March 31, 2025. In addition, the 2027 Convertible Notes were convertible at the option of the holders during the three months ended March, 31, 2025 prior to their redemption. The 2028 Convertible Notes, 2030A Convertible Notes and 2032 Convertible Notes were convertible at the option of the holders during the three months ended June 30, 2025. The Outstanding Convertible Notes may be convertible in future periods if one or more of the conversion conditions is satisfied during future measurement periods. As of June 30, 2025, the last reported sale price of the Company’s class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, June 30, 2025 was greater than or equal to 130% of the conversion price of each of the 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes on each applicable trading day. Therefore, the 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes are convertible at the option of the holders of the respective Convertible Notes during the third quarter of 2025.

The Company did not receive conversion requests with respect to the Convertible Notes during the three and six months ended June 30, 2025 and 2024, except as described above under “Conversions and Redemption of Convertible Notes”.

As of June 30, 2025, and December 31, 2024, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following is a summary of the Company’s Outstanding Convertible Notes outstanding as of June 30, 2025 (in thousands):

	June 30, 2025
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Convertible Notes	$1,010,000	$(9,366)	$1,000,634	$2,356,465	Level 2
2029 Convertible Notes	3,000,000	(21,325)	2,978,675	2,826,180	Level 2
2030A Convertible Notes	800,000	(12,865)	787,135	2,212,718	Level 2
2030B Convertible Notes	2,000,000	(13,386)	1,986,614	1,143,397	Level 2
2031 Convertible Notes	603,661	(8,048)	595,613	1,587,442	Level 2
2032 Convertible Notes	800,000	(11,244)	788,756	2,347,154	Level 2
Total	$8,213,661	$(76,234)	$8,137,427	$12,473,356

The following is a summary of the Company’s Convertible Notes outstanding as of December 31, 2024 (in thousands):

	December 31, 2024
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2027 Convertible Notes	$1,050,000	$(8,648)	$1,041,352	$2,134,125	Level 2
2028 Convertible Notes	1,010,000	(11,457)	998,543	1,927,828	Level 2
2029 Convertible Notes	3,000,000	(24,963)	2,975,037	2,447,682	Level 2
2030A Convertible Notes	800,000	(14,828)	785,172	1,657,323	Level 2
2031 Convertible Notes	603,750	(9,274)	594,476	877,559	Level 2
2032 Convertible Notes	800,000	(12,583)	787,417	1,324,602	Level 2
Total	$7,263,750	$(81,753)	$7,181,997	$10,369,119

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three months ended June 30, 2025 and 2024, interest expense related to the Convertible Notes (including the 2025 Convertible Notes) was as follows (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$0	$0	$0	$1,129	$712	$1,841
2027 Convertible Notes	0	0	0	0	1,011	1,011
2028 Convertible Notes	1,578	1,047	2,625	0	0	0
2029 Convertible Notes	0	1,819	1,819	0	0	0
2030A Convertible Notes	1,250	983	2,233	1,250	972	2,222
2030B Convertible Notes	0	1,249	1,249	0	0	0
2031 Convertible Notes	1,320	614	1,934	1,321	603	1,924
2032 Convertible Notes	4,500	671	5,171	650	95	745
Total	$8,648	$6,383	$15,031	$4,350	$3,393	$7,743

For the six months ended June 30, 2025 and 2024, interest expense related to the Convertible Notes (including the 2025 Convertible Notes) was as follows (in thousands):

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$0	$0	$0	$2,348	$1,479	$3,827
2027 Convertible Notes	0	401	401	0	2,021	2,021
2028 Convertible Notes	3,156	2,091	5,247	0	0	0
2029 Convertible Notes	0	3,637	3,637	0	0	0
2030A Convertible Notes	2,500	1,963	4,463	1,569	1,220	2,789
2030B Convertible Notes	0	1,762	1,762	0	0	0
2031 Convertible Notes	2,641	1,225	3,866	1,512	692	2,204
2032 Convertible Notes	9,000	1,339	10,339	650	95	745
Total	$17,297	$12,418	$29,715	$6,079	$5,507	$11,586

For the three and six months ended June 30, 2025, the Company paid $9.0 million and $17.2 million, respectively, in interest related to the Convertible Notes. For the six months ended June 30, 2024, the Company paid $2.4 million in interest related to the 2025 Convertible Notes. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.

Senior Secured Notes

On June 14, 2021, the Company issued $500 million aggregate principal amount of 6.125% Senior Secured Notes due 2028 (the “2028 Secured Notes”) in a private offering. These notes, which were guaranteed by MicroStrategy Services Corporation, a wholly owned subsidiary of the Company (the “Subsidiary Guarantor”), bore a fixed interest rate of 6.125% per annum, payable semiannually, with a maturity date of June 15, 2028, unless earlier redeemed or repurchased in accordance with their terms and subject to a springing maturity feature described in the indenture governing the 2028 Secured Notes. The 2028 Secured Notes were secured by a first priority security interest in the Company's and the Subsidiary Guarantor’s assets, including bitcoins acquired by the Company or the Subsidiary Guarantor after June 14, 2021. The Company redeemed all 2028 Secured Notes on September 26, 2024, at a redemption price equal to $523.9 million, and all collateral securing the 2028 Secured Notes was released. For additional information about the 2028 Secured Notes, see Note 8 to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three and six months ended June 30, 2024, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2028 Secured Notes	$7,657	$435	$8,092	$15,313	$864	$16,177

For the three months ended June 30, 2024, the Company paid $7.7 million in interest related to the 2028 Secured Notes, and for the six months ended June 30, 2024, the Company paid $15.3 million in interest related to the 2028 Secured Notes.

Other long-term secured debt

In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness.

Additionally, during the three months ended June 30, 2025, the Company entered into a loan agreement that provides for aggregate borrowings of up to $31.1 million, available in multiple tranches and bearing interest, with respect to each tranche, at a variable rate equal to the one-year Secured Overnight Financing Rate plus 4.24%. The loan was made to fund a capital asset purchase and is secured by non-bitcoin assets that will not otherwise serve as collateral for any of the Company’s other indebtedness. The loan will mature in December 2026.

After monthly payments made under the terms of these other long-term secured debt agreements, the other long-term secured debt had an aggregate net carrying value of $25.2 million and $9.7 million as of June 30, 2025 and December 31, 2024, respectively, and an aggregate outstanding principal balance of $25.6 million and $9.8 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, $0.3 million and $0.5 million of the respective net carrying values were short-term and were presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheets.

Maturities

The following table shows the maturities of the Company’s debt instruments outstanding as of June 30, 2025 (in thousands). The principal payments related to the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2030B Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the respective convertible notes on their respective Date of Holder Put Option.

Payments due by period ended June 30,	2028 Convertible Notes	2029 Convertible Notes	2030A Convertible Notes	2030B Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	Other long-term secured debt	Total
2026	$0	$0	$0	$0	$0	$0	$585	$585
2027	0	0	0	0	0	0	25,006	25,006
2028	1,010,000	3,000,000	0	2,000,000	0	0	0	6,010,000
2029	0	0	800,000		603,661	800,000	0	2,203,661
2030	0	0	0	0	0	0	0	0
Thereafter	0	0	0	0	0	0	0	0
Total	$1,010,000	$3,000,000	$800,000	$2,000,000	$603,661	$800,000	$25,591	$8,239,252

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement or death, bodily harm, or damage to tangible personal property due to the Company’s personnel's gross negligence or willful misconduct in providing contracted services, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of June 30, 2025 or December 31, 2024.

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

The Company’s Brazilian subsidiary continues to cooperate with requests from government authorities related to the above matters. As of June 30, 2025, the Company remained unable to reasonably estimate a range of loss beyond the 2024 third quarter payment and April 2025 payment described above.

Shareholder and Derivative Actions

Hamza Securities Action. On May 16, 2025, Anas Hamza filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company, Michael J. Saylor, Phong Q. Le, and Andrew Kang, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. Plaintiff Hamza purports to assert claims on behalf of a purported class of investors, for a period running from April 30, 2024 to April 4, 2025, alleging that the named defendants made false and/or misleading statements with respect to and/or failed to disclose information with respect to the anticipated profitability of the Company’s bitcoin-focused investment strategy and treasury operations, and the various risks associated with bitcoin’s volatility and the magnitude of the losses the Company could recognize following its adoption of ASU 2023-08. The complaint seeks unspecified damages to the class, interest, attorneys’ fees, costs, and other relief. The Company intends to vigorously defend against these claims. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Parmar Derivative Action. On June 19, 2025, Abhey Parmar filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company’s officers and/or directors Michael J. Saylor, Phong Q. Le, Stephen X. Graham, Andrew Kang, Jarrod M. Patten, Carl J. Rickertsen, and former director Leslie J. Rechan, and against the Company as nominal defendant. Plaintiff Parmar purports to assert claims on behalf of the Company against the individual defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and contribution. The complaint makes claims based on factual allegations similar to those asserted in the Hamza securities action described above, namely that the individual defendants caused or allowed the Company to make false or misleading disclosures or omissions, and failed to correct such false or misleading disclosures or omissions, concerning the risks and financial impact associated with the Company’s adoption of ASU 2023-08, the risks associated with bitcoin’s volatility, and the profitability of the Company’s bitcoin-driven strategy and treasury operations. The complaint also alleges the individual defendants caused the Company to fail to maintain adequate internal controls, and that Messrs. Le, Kang, Graham, and Rechan allegedly engaged in insider selling because they sold shares of the Company’s stock at various times from April 30, 2024 to April 4, 2025. The complaint seeks damages against the individual defendants on behalf of the Company, the imposition of certain corporate governance and internal procedures changes by the Company, restitution from the individual defendants, attorneys’ fees, costs, and other relief. The Company intends to vigorously defend against these claims. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Chen Derivative Action. On June 25, 2025, Zhenqiu Chen filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company’s officers and/or directors Michael J. Saylor, Phong Q. Le, Andrew Kang, Brian P. Brooks, Jane A. Dietze, Jarrod M. Patten, Stephen X. Graham, Carl J. Rickertsen, Gregg J. Winiarski, and former director Leslie J. Rechan, and against the Company as nominal defendant. Plaintiff Chen purports to assert claims on behalf of the Company against the individual defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, unjust enrichment, waste, and contribution. The complaint makes claims based on factual allegations similar to those asserted in the Hamza securities action and the Parmar derivative action described above, namely that the individual defendants caused or allowed the Company to make false or misleading disclosures or omissions, and failed to correct such false or misleading disclosures or omissions, concerning the risks and financial impact associated with the Company’s adoption of ASU 2023-08, the risks associated with bitcoin’s volatility, and the profitability of the Company’s bitcoin-driven strategy and treasury operations. The complaint also alleges the individual defendants caused the Company to fail to maintain adequate internal controls, and that Messrs. Le, Kang, Graham, and Rechan allegedly engaged in insider selling because they sold shares of the Company’s stock at various times from April 30, 2024 to April 4, 2025. The complaint seeks money damages against the individual defendants, imposition of a constructive trust on damages allegedly caused and benefits allegedly received by the individual defendants as a result of their disputed conduct, punitive damages, attorneys’ fees, costs, and other relief. The Company intends to vigorously defend against these claims. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

Dodge Class Action. On July 21, 2025, David Dodge filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against the Company and the Company’s board of directors alleging violations of the Delaware General Corporation Law (the “DGCL”), and asserting a claim against the Company’s board of directors for breach of fiduciary duty in connection with the purported DGCL violation. Plaintiff Dodge purports to assert claims on behalf of himself and similarly situated holders of the Company’s common stock alleging that pursuant to Section 242 of the DGCL (“Section 242”), the holders of the Company’s common stock were entitled to vote on the STRK Amendment (as defined in Note 14, Subsequent Events) the Company filed on July 7, 2025 with the Secretary of State of the State of Delaware. Refer to Note 14, Subsequent Events, for additional information on the STRK Amendment. Plaintiff Dodge seeks, among other things, an order (i) finding, determining and declaring that the Company violated Section 242; (ii) finding, determining and declaring that the board of directors has breached its fiduciary duties; (iii) deeming the STRK Amendment ineffective and requiring that the Company file a certificate of correction with the Delaware Secretary of State invalidating the STRK Amendment; (iv) awarding unspecified damages to Plaintiff Dodge and the class, including interest; (v) awarding attorneys’ fees and costs; and (vi) granting other relief. At this time, the Company cannot predict the outcome or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in these matters.

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

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the six months ended June 30, 2025, the Company recorded a provision for income tax of $2.26 billion on a pretax income of $8.06 billion, which resulted in an effective tax rate of 28.0%. For the six months ended June 30, 2024, the Company recorded a benefit from income taxes of $273.3 million on a pretax loss of $428.9 million, which resulted in an effective tax rate of 63.7%. During the six months ended June 30, 2025, the Company’s income taxes primarily related to the tax effect of the unrealized gain on digital assets. During the six months ended June 30, 2024, the Company’s benefit from income taxes primarily related to (i) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units) and (ii) a tax benefit from an increase in the Company’s deferred tax asset related to the impairment on its bitcoin holdings.

As of June 30, 2025, the Company had a valuation allowance of $0.5 million primarily related to the Company’s deferred tax assets related to foreign tax credits in certain jurisdictions that, in the Company’s present estimation, more likely than not will not be realized. As of June 30, 2025, the Company had deferred tax liabilities with respect to the unrealized gain on its bitcoin holdings of approximately $6.31 billion. The Company’s deferred tax liabilities are partially offset by deferred tax assets, such as net operating losses and capitalized research and development costs. If the market value of bitcoin declines in future periods, the Company’s deferred tax liability with respect to the unrealized gain on its bitcoin holdings will decrease, and the Company may be required to establish additional valuation allowances against its deferred tax assets. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of June 30, 2025, the Company had gross unrecognized income tax benefits, including accrued interest, of $10.5 million, of which $3.1 million was recorded in “Other long-term liabilities” and $7.4 million was recorded in “Deferred tax liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2024, the Company had gross unrecognized income tax benefits of $10.2 million, including accrued interest, $2.9 million of which was recorded in “Other long-term liabilities” and $7.3 million of which was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheet. During the second quarter of 2025, the Company was notified that it was selected for examination by the IRS for its 2022 federal income tax return.

On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., introducing several changes to corporate taxation. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense, accelerated fixed asset depreciation, and adjustments to the international tax framework. We are currently evaluating the full impact of this legislation on our consolidated financial statements. Since the legislation was signed into law after the close of our second quarter, its impacts are not included in our operating results for the six months ended June 30, 2025.

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

The Company maintains the 2023 Equity Incentive Plan (as amended, the “2023 Equity Plan”) under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, performance stock units, and other stock-based awards. An aggregate of up to 19,327,030 shares of the Company’s class A common stock were authorized for issuance under the 2023 Equity Plan. As of June 30, 2025, there were 2,878,780 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan. The 2013 Equity Plan and the 2023 Equity Plan together are referred to herein as the “Stock Incentive Plans.”

Stock option awards

As of June 30, 2025, there were options to purchase 4,158,290 shares of class A common stock outstanding under the Stock Incentive Plans. The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the six months ended June 30, 2025:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2025	4,956	$38.56
Granted	51	$296.15
Exercised	(624)	$36.94	$196,136
Forfeited/Expired	(225)	$46.11
Balance as of June 30, 2025	4,158	$41.54
Exercisable as of June 30, 2025	3,022	$38.80	$1,104,323	5.4
Expected to vest as of June 30, 2025	1,136	$48.82	$403,849	7.3
Total	4,158	$41.54	$1,508,172	5.9

Stock options outstanding as of June 30, 2025 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at June 30, 2025
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$12.45 - $20.00	1,114	$15.55	4.5
$20.01 - $30.00	912	$24.59	7.0
$30.01 - $40.00	23	$30.16	5.3
$40.01 - $50.00	1,171	$41.30	6.3
$50.01 - $70.00	807	$69.12	5.7
$70.01 - $220.00	76	$159.52	8.6
$220.01 - $300.00	41	$261.29	9.6
$300.01 - $364.20	11	$364.20	9.5
$364.21 and over	3	$369.06	9.9
Total	4,158	$41.54	5.9

An aggregate of 1,161,010 stock options with an aggregate grant date fair value of $34.5 million vested during the six months ended June 30, 2025. An aggregate of 1,384,650 stock options with an aggregate grant date fair value of $37.5 million vested during the six months ended June 30, 2024. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $296.15 and $111.23 for each share subject to a stock option granted during the six months ended June 30, 2025 and 2024, respectively, based on the following assumptions:

	Six Months Ended
	June 30,
	2025	2024
Expected term of awards in years	5.5-6.3	5.5 - 6.3
Expected volatility	83.8% - 91.5%	75.1% - 82.8%
Risk-free interest rate	4.0% - 4.4%	4.2% - 4.5%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2025, the Company recognized approximately $5.2 million and $11.8 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. For the three and six months ended June 30, 2024, the Company recognized approximately $10.3 million and $20.1 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of June 30, 2025, there was approximately $29.5 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.3 years.

Share-settled restricted stock units

As of June 30, 2025, there were 880,064 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2025	1,231
Granted	140
Vested	(334)	$120,067
Forfeited	(157)
Balance as of June 30, 2025	880
Expected to vest as of June 30, 2025	880	$355,748

During the six months ended June 30, 2025, 334,120 share-settled restricted stock units vested having an aggregate grant date fair value of $18.3 million. During the six months ended June 30, 2024, 374,580 share-settled restricted stock units having an aggregate grant date fair value of $11.7 million vested, and 25,060 shares were withheld to satisfy tax obligations, resulting in 349,520 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the six months ended June 30, 2025 and 2024 was $281.30 and $145.22, respectively, based on the fair value of the Company’s class A common stock.

For the three and six months ended June 30, 2025, the Company recognized approximately $7.1 million and $12.3 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. For the three and six months ended June 30, 2024, the Company recognized approximately $7.4 million and $12.1 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of June 30, 2025, there was approximately $74.3 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 3.0 years.

Share-settled performance stock units

As of June 30, 2025, there were 279,264 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2025	307
Granted	24
Vested	0	$0
Forfeited	(52)
Balance as of June 30, 2025	279
Expected to vest as of June 30, 2025	279	$225,774

The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $445.66 and $307.13 for each performance stock unit granted during the six months ended June 30, 2025 and 2024, respectively, based on the following assumptions:

	Six Months Ended
	June 30,
	2025	2024
Expected term of awards in years	3.0	3.0
Expected volatility	99.2%	92.7%
Risk-free interest rate	3.9%	4.4%
Expected dividend yield	0.0%	0.0%

No performance stock units vested during the six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025, the Company recognized approximately $2.7 million and $3.4 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. For the three and six months ended June 30, 2024, the Company recognized approximately $2.4 million and $3.5 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of June 30, 2025, there was approximately $21.9 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.1 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan. Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period. For the three and six months ended June 30, 2025, the Company recognized zero expense and a reduction of approximately $1.1 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. For the three and six months ended June 30, 2024, the Company recognized approximately $0.1 million and $1.9 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of June 30, 2025, there were no other stock-based awards or cash-settled restricted stock units outstanding and there was no unrecognized share-based compensation expense.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 1,000,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the six months ended June 30, 2025, 25,998 shares of class A common stock were issued in connection with the 2021 ESPP. As of June 30, 2025, 476,404 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three and six months ended June 30, 2025, the Company recognized approximately $0.8 million and $1.2 million, respectively, in share-based compensation expense related to the 2021 ESPP. For the three and six months ended June 30, 2024, the Company recognized approximately $0.4 million and $0.8 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of June 30, 2025, there was approximately $0.5 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.2 years.

Tax Benefits Related to Equity Plans

The following table summarizes the tax benefit related to the Company’s equity plans (in thousands) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Tax benefit related to:
Share-based compensation expense	$(2,443)	$(3,887)	$(4,331)	$(8,079)
Exercises of stock options and vesting of share-settled restricted stock units	(40,192)	(52,960)	(64,797)	(157,266)
Total tax benefit related to the Company's equity plans	$(42,635)	$(56,847)	$(69,128)	$(165,345)

(9) Redeemable Preferred Stock

The STRK Stock, STRF Stock, and STRD Stock discussed in this note below are classified within mezzanine equity, as certain events that could cause such shares to become redeemable are not solely within the control of the Company. Issuances of the Preferred Stock are recognized based on proceeds received, net of issuance costs and are not accreted to its redemption value unless it is probable that the Preferred Stock will become redeemable. The Company has evaluated the probability of a redemption in connection with a Fundamental Change (defined below). Based on current facts and circumstances and the Company’s current and projected capital structure, management has determined that the occurrence of a Fundamental Change is remote. Accordingly, the Company concluded that accretion to the redemption value of the Preferred Stock is not required as of the reporting date.

The following table summarizes the key terms and provisions of each series of Preferred Stock, and information relating to the initial offerings of Preferred Stock and offerings completed as of June 30, 2025. The summaries below are qualified in their entirety by the full text of the applicable certificate of designations.

	STRK Stock	STRF Stock	STRD Stock
Trading Symbol on NASDAQ	STRK	STRF	STRD
Initial Issuance Date	February 5, 2025	March 25, 2025	June 10, 2025
Initial Shares Issued	7,300,000	8,500,000	11,764,700
Initial Public Offering Price	$80.00 per share	$85.00 per share	$85.00 per share
Initial Net Proceeds (in thousands)	$563,226	$710,873	$979,486
Initial Issuance Costs (in thousands)	$20,774	$11,627	$20,514
Shares Issued as of June 30, 2025	12,201,367	10,066,750	11,764,700
Par Value Per Share	$0.001	$0.001	$0.001
Liquidation Preference Per Share as of June 30, 2025 (1)	$100.00	$105.30	$100.00
Stated Amount	n/a	$100.00	$100.00
Dividend Rate Per Annum	8%	10%	10%
Cumulative Dividends	Yes	Yes	No
Dividend Payment Method	Cash, class A common stock, or a combination of both	Cash	Cash
Conversion Privilege	Convertible to class A common stock at any time	None	None
Initial Conversion Rate	0.1 shares of class A common stock per share of STRK Stock	n/a	n/a
Redemption Rights (2)	Yes	Yes	Yes
Repurchase Rights (3)	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change
Board Rights (4)	Yes	Yes	No

(1)
The liquidation preference per share of the STRF Stock and STRD Stock will generally approximate its trading price with a floor of $100. As of June 30, 2025, the liquidation preference per share of the STRK Stock was $100. See Note 14, Subsequent Events—Amendment to STRK Stock, and Note 6, Commitments and Contingencies – Shareholder and Derivative Actions.
(2)
As set forth in the applicable certificate of designations, upon the occurrence of certain events, the Company will have the right, at its election, to redeem all, and not less than all, of the applicable series of Preferred Stock for cash at a redemption price calculated in accordance with the applicable certificate of designations.
(3)
If a “Fundamental Change” (as defined in the applicable certificate of designations) occurs, then (subject to a limited exception in the case of STRK Stock), holders of each series of Preferred Stock will (subject to a limited exception) have the right to require the Company to repurchase some or all of their shares of the applicable series of Preferred Stock for cash at a repurchase price calculated in accordance with the applicable certificate of designations.
(4)
Holders of STRD Stock do not have the right to elect any directors to the Company’s board of directors upon non-payment of regular dividends. However, with respect to STRK Stock and STRF Stock, if (in each case, subject to the applicable certificate of designations) less than the full amount of accumulated and unpaid regular dividends on the applicable series of Preferred Stock have been declared and paid by the following regular dividend payment date in respect of each of (i) four or more consecutive regular dividend payment dates; and (ii) eight or more consecutive regular dividend payment dates, then, in each case, subject to certain limitations, the authorized number of the Company’s directors will automatically increase by one (or the Company will vacate the office of one of its directors) and the holders of the applicable series of Preferred Stock, voting together as a single class with the holders of each class or series of “Voting Parity Stock” (as defined in the applicable certificate of designations) with similar voting rights that are then exercisable, will have the right to elect one director to fill such directorship at the Company’s next annual meeting of stockholders (or, if earlier, at a special meeting of the Company’s stockholders called for such purpose). If, thereafter, all accumulated and unpaid regular dividends on the outstanding shares of the applicable series of Preferred Stock have been paid in full, then this right will terminate. Upon the termination of such right with respect to the applicable series of Preferred Stock and all other outstanding Voting Parity Stock, if any, the term of office of each person then serving as a director pursuant to this right will immediately and automatically terminate (and, if the authorized number of the Company’s directors was increased by one or two, as applicable, in connection with such election, then the authorized number of the Company’s directors will automatically decrease by one or two, as applicable).

At-the Market Offerings of Preferred Stock

As of June 30, 2025, the Company has entered into the following at-the-market offering programs with respect to the Preferred Stock:

•
STRK ATM Offering: On March 10, 2025, the Company entered into a sales agreement (the “STRK Sales Agreement”) with agents pursuant to which the Company could issue and sell shares of its STRK Stock through an at-the-market equity offering program (the “STRK ATM Offering”), pursuant to which the Company may issue and sell shares of its STRK Stock having an aggregate offering price of up to $21 billion from time to time through the sales agents under the STRK ATM Offering. For more information about the STRK ATM Offering, see Note 11, At-the-Market Offerings – Preferred Stock ATM Offerings.
•
STRF ATM Offering: On May 22, 2025, the Company entered into a sales agreement (the “Original STRF Sales Agreement”) with agents pursuant to which the Company could issue and sell shares of its STRF Stock through an at-the-market equity offering program (the “STRF ATM Offering” and, together with the STRK ATM Offering, the “Preferred Stock ATM Offerings”), pursuant to which the Company may issue and sell shares of its STRF Stock having an aggregate offering price of up to $2.1 billion from time to time through the sales agents under the STRF ATM Offering. On July 7, 2025, the Company entered into an amendment (the “STRF Sales Agreement Amendment”) to the Original STRF Sales Agreement to add an additional sales agent to the STRF ATM Offering. The Original STRF Sales Agreement, as amended by the STRF Sales Agreement Amendment, is herein referred to as the “STRF Sales Agreement” in this Quarterly Report on Form 10-Q. For more information about the STRF ATM Offering, see Note 11, At-the-Market Offerings – Preferred Stock ATM Offerings.

Refer to Note 14, Subsequent Events, for additional information regarding the Company’s at-the-market offering programs with respect to the Preferred Stock.

Dividends paid on Preferred Stock

On June 2, 2025, the Company announced that its board of directors declared a quarterly cash dividend of approximately $2.00 per share payable on the STRK Stock, and approximately $2.64 per share payable on the STRF Stock. The calculation of the STRF Stock per share dividend amount reflects the quarterly dividend accrued from March 25, 2025, the issuance date of the STRF Stock.

The Company declared and paid dividends of $32.6 million on the STRK Stock for the six months ended June 30, 2025 and $25.5 million on the STRF Stock for the six months ended June 30, 2025. As of June 30, 2025, there were no preferred stock dividends in arrears.

(10) Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common stock outstanding during the respective period. Net income (loss) attributable to common stockholders is computed by deducting both the dividends declared in the period on the Company’s redeemable preferred stock and the dividends accrued for the period on the Company’s redeemable preferred stock, if any, from net income (loss). As of June 30, 2025, there were no cumulative preferred dividends payable in arrears on the Company’s redeemable preferred stock.

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

As of June 30, 2025, the Company had three series of preferred stock outstanding: STRK Stock, STRF Stock, and STRD Stock. Holders of the Preferred Stock do not have voting rights, except for rights to appoint a director to the Company’s board upon certain failures to pay dividends on preferred stock, and have rights to dividends and other rights as discussed in Note 9, Redeemable Preferred Stock, to the Consolidated Financial Statements. Additionally, each share of the STRK Stock is convertible at any time, at the option of the holder, into 0.1 shares of class A common stock.

The impact from potential shares of common stock on the diluted earnings per common share calculation are included when dilutive. Potential shares of class A common stock issuable upon the exercise of outstanding stock options, the vesting of restricted stock units and performance stock units considered probable of achievement, and in connection with the 2021 ESPP are computed using the treasury stock method. Potential shares of class A common stock issuable upon conversion of the Convertible Notes and upon conversion of the STRK Stock are computed using the if-converted method. In computing diluted earnings per common share, the Company first calculates the earnings per incremental share (“EPIS”) for each class of potential shares of common stock and ranks the classes from the most dilutive (i.e., lowest EPIS) to the least dilutive (i.e., highest EPIS). Basic earnings per common share is then adjusted for the effect of each class of shares, in sequence and cumulatively, until a particular class no longer produces further dilution.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$10,020,846	$(102,559)	$5,803,476	$(155,677)
Dividends on preferred stock	(49,110)	0	(58,347)	0
Net income (loss) attributable to common stockholders of Strategy - Basic	$9,971,736	$(102,559)	$5,745,129	$(155,677)
Effect of dilutive shares on net income {loss}:
Interest expense on 2027 Convertible Notes, net of tax	0	0	286	0
Interest expense on 2028 Convertible Notes, net of tax	1,887	0	3,755	0
Interest expense on 2029 Convertible Notes, net of tax	1,308	0	2,603	0
Interest expense on 2030A Convertible Notes, net of tax	1,606	0	3,194	0
Interest expense on 2030B Convertible Notes, net of tax	898	0	1,264	0
Interest expense on 2031 Convertible Notes, net of tax	1,390	0	2,767	0
Interest expense on 2032 Convertible Notes, net of tax	3,718	0	7,400	0
Dividends on STRK Stock	16,756	0	23,550	0
Net income (loss) - Diluted	$9,999,300	$(102,559)	$5,789,949	$(155,677)

Denominator:
Weighted average common shares of class A common stock	255,604	158,967	246,270	155,686
Weighted average common shares of class B common stock	19,640	19,640	19,640	19,640
Total weighted average shares of common stock outstanding - Basic	275,244	178,607	265,910	175,326

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	3,615	0	3,847	0
Restricted stock units	5	0	495	0
Performance stock units	494	0	511	0
Employee stock purchase plan	3	0	2	0
Convertible preferred stock	963	0	702	0
2027 Convertible Notes	0	0	1,439	0
2028 Convertible Notes	5,513	0	5,513	0
2029 Convertible Notes	4,462	0	4,462	0
2030A Convertible Notes	5,342	0	5,342	0
2030B Convertible Notes	4,614	0	3,307	0
2031 Convertible Notes	2,594	0	2,594	0
2032 Convertible Notes	3,915	0	3,915	0
Total weighted average shares of common stock outstanding - Diluted	306,764	178,607	298,039	175,326

Income (loss) per share:
Basic income (loss) per share (1)	$36.23	$(0.57)	$21.61	$(0.89)
Diluted income (loss) per share (1)	$32.60	$(0.57)	$19.43	$(0.89)

For the three and six months ended June 30, 2025 and 2024, the following weighted average shares of potential class A common stock were excluded from the diluted earnings (loss) per common share calculation because their impact would have been anti-dilutive (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	50	6,140	46	8,310
Restricted stock units	877	1,870	8	1,840
Performance stock units	0	610	0	560
Employee stock purchase plan	0	20	0	10
Convertible preferred stock	0	0	0	0
2025 Convertible Notes	0	3,660	0	10,000
2027 Convertible Notes	0	7,330	0	7,330
2028 Convertible Notes	0	0	0	0
2029 Convertible Notes	0	0	0	0
2030A Convertible Notes	0	5,340	0	3,380
2030B Convertible Notes	0	0	0	0
2031 Convertible Notes	0	2,590	0	1,500
2032 Convertible Notes	0	600	0	300
Total	927	28,160	54	33,230

(11) At-the-Market Offerings

Common Stock ATM Offerings

From time to time, the Company has entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its class A common stock through at-the-market equity offering programs (the “Common Stock ATM Offerings”). Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the Common Stock ATM Offerings and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights. The following table summarizes the terms and provisions of each sales agreement, and each Common Stock ATM Offering that was active during the six months ended June 30, 2025 and the year ended December 31, 2024. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each Common Stock ATM Offering in the following table are reported in thousands.

	May 2025 Sales Agreement	October 2024 Sales Agreement	August 2024 Sales Agreement	November 2023 Sales Agreement
Agreement effective date	May 1, 2025	October 30, 2024	August 1, 2024	November 30, 2023
Maximum aggregate offering price	$21,000,000	$21,000,000	$2,000,000	$750,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%	2.0%	2.0%
Date terminated/substantially depleted	n/a	April 30, 2025	November 19, 2024	July 31, 2024
As of June 30, 2025:
Cumulative shares of class A common stock sold under such sales agreement	7,137,083	58,384,669	11,685,355	12,720,770
Cumulative net proceeds received from shares of class A common stock sold under such sales agreement	$2,885,277	$20,962,051	$1,993,273	$747,025
Maximum aggregate offering price remaining available for sale under such sales agreement (1)	$18,111,044	n/a	n/a	n/a

(1)
Refer to Note 14, Subsequent Events, for Common Stock ATM Offering activity for the period from July 1, 2025 through July 31, 2025.

The following table summarizes the sales activity of each sales agreement that was active during 2025 or 2024 for the periods indicated. The net proceeds (less sales commissions and expenses) for each Common Stock ATM Offering in the following table are reported in thousands.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Number of shares of class A common stock sold under such sales agreement:
November 2023 Sales Agreement	0	0	0	1,951,620
August 2024 Sales Agreement	0	n/a	0	n/a
October 2024 Sales Agreement	7,088,537	n/a	19,713,132	n/a
May 2025 Sales Agreement	7,137,083	n/a	7,137,083	n/a
Total shares of class A common stock sold pursuant to Common Stock ATM Offerings	14,225,620	0	26,850,215	1,951,620

Net proceeds received from shares of class A common stock sold under such sales agreement:
November 2023 Sales Agreement	$0	$0	$0	$137,152
August 2024 Sales Agreement	0	n/a	0	n/a
October 2024 Sales Agreement	2,363,415	n/a	6,762,620	n/a
May 2025 Sales Agreement	2,885,277	n/a	2,885,277	n/a
Total net proceeds received from shares of class A common stock sold pursuant to Common Stock ATM Offerings	$5,248,692	$0	$9,647,897	$137,152

The sales commissions and expenses related to each of the above Common Stock ATM Offerings are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the corresponding shares are issued and sold.

Preferred Stock ATM Offerings

As of June 30, 2025, the Company has entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its STRK Stock having an aggregate offering price of up to $21.0 billion (“STRK ATM Shares”) through the STRK ATM Offering and shares of its STRF Stock having an aggregate offering price of up to $2.1 billion (“STRF ATM Shares”) through the STRF ATM Offering. Refer to Note 14, Subsequent Events, for additional information on the Company’s at-the-market offering programs of preferred stock, including the STRK ATM Offering and the STRF ATM Offering. Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the Preferred Stock ATM Offerings and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights. The following table summarizes the terms and provisions of each sales agreement, and each Preferred Stock ATM Offering that was active during the six months ended June 30, 2025. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each Preferred Stock ATM Offering in the following table are reported in thousands.

	STRK Sales Agreement	STRF Sales Agreement
Agreement effective date	March 10, 2025	May 22, 2025
Maximum aggregate offering price	$21,000,000	$2,100,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%
Date terminated/substantially depleted	n/a	n/a
As of June 30, 2025:
Cumulative shares of Preferred Stock sold under such sales agreement	4,901,367	1,566,750
Cumulative net proceeds received from shares of Preferred Stock sold under such sales agreement	$477,190	$163,034
Maximum aggregate offering price remaining available for sale under such sales agreement (1)	$20,522,113	$1,936,702
(1)
Refer to Note 14, Subsequent Events, for Preferred Stock ATM Offering activity for the period from July 1, 2025 through July 31, 2025.

The following table summarizes the sales activity of each Preferred Stock ATM Offering that was active during 2025 for the periods indicated. The net proceeds (less sales commissions and expenses) for each Preferred Stock ATM Offering in the following table are reported in thousands.

	Three Months Ended	Six Months Ended
	June 30,
	2025
Number of shares of Preferred Stock sold under such sales agreement:
STRK Sales Agreement	4,551,460	4,901,367
STRF Sales Agreement	1,566,750	1,566,750
Total shares of Preferred Stock sold pursuant to Preferred Stock ATM Offerings (1)	6,118,210	6,468,117

Net proceeds received from shares of Preferred Stock sold under such sales agreement:
STRK Sales Agreement	$446,792	$477,190
STRF Sales Agreement	163,034	163,034
Total net proceeds received from shares of Preferred Stock sold pursuant to Preferred Stock ATM Offerings (1)	$609,826	$640,224

(1)
Refer to Note 14, Subsequent Events, for Preferred Stock ATM Offering activity for the period from July 1, 2025 through July 31, 2025.

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

	Three Months Ended June 30, 2025
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$114,488	$0	$114,488
Significant expenses (1)
Controllable
Sales and marketing	(26,236)	0	(26,236)
Maintenance	(6,970)	0	(6,970)
Consulting	(12,096)	0	(12,096)
Cloud	(16,043)	0	(16,043)
Technology	(21,597)	0	(21,597)
Corporate resources	(16,406)	(6,120)	(22,526)
Non-Controllable
Unrealized gain on digital assets	0	14,047,514	14,047,514
Digital asset custody fees	0	(4,881)	(4,881)
Share-based compensation expense	(12,543)	(3,199)	(15,742)
Payroll taxes on equity award exercises and vestings	(2,620)	(65)	(2,685)
Other segment items (2)	(9,507)	0	(9,507)
Interest income (expense), net (3)	76	(17,973)	(17,897)
Income tax benefit (expense) (4)	39,893	(4,024,869)	(3,984,976)
Net income	$30,439	$9,990,407	$10,020,846
Total assets, as of June 30, 2025 (5)	$410,617	$64,362,798	$64,773,415

	Three Months Ended June 30, 2024
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$111,442	$0	$111,442
Significant expenses (1)
Controllable
Sales and marketing	(26,433)	0	(26,433)
Maintenance	(7,015)	0	(7,015)
Consulting	(13,485)	0	(13,485)
Cloud	(9,619)	0	(9,619)
Technology	(25,981)	0	(25,981)
Corporate resources	(22,869)	0	(22,869)
Non-Controllable
Impairment losses on digital assets	0	(180,090)	(180,090)
Digital asset custody fees	0	(1,344)	(1,344)
Share-based compensation expense	(20,621)	0	(20,621)
Payroll taxes on equity award exercises and vestings	(3,702)	0	(3,702)
Other segment items (2)	247	(110)	137
Interest expense, net (3)	0	(15,466)	(15,466)
Income tax benefit (4)	55,818	56,669	112,487
Net income (loss)	$37,782	$(140,341)	$(102,559)
Total assets, as of June 30, 2024 (5)	$585,503	$6,467,570	$7,053,073

	Six Months Ended June 30, 2025
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$225,554	$0	$225,554
Significant expenses (1)
Controllable
Sales and marketing	(49,884)	0	(49,884)
Maintenance	(13,734)	0	(13,734)
Consulting	(23,710)	0	(23,710)
Cloud	(30,601)	0	(30,601)
Technology	(46,299)	0	(46,299)
Corporate resources	(35,072)	(13,824)	(48,896)
Non-Controllable
Unrealized gain on digital assets	0	8,141,509	8,141,509
Digital asset custody fees	0	(9,003)	(9,003)
Share-based compensation expense	(21,205)	(6,356)	(27,561)
Payroll taxes on equity award exercises and vestings	(4,661)	(96)	(4,757)
Other segment items (2)	(14,247)	0	(14,247)
Interest income (expense), net (3)	174	(35,177)	(35,003)
Income tax benefit (expense) (4)	62,252	(2,322,144)	(2,259,892)
Net income	$48,567	$5,754,909	$5,803,476

	Six Months Ended June 30, 2024
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$226,688	$0	$226,688
Significant expenses (1)
Controllable
Sales and marketing	(49,577)	0	(49,577)
Maintenance	(14,550)	0	(14,550)
Consulting	(27,949)	0	(27,949)
Cloud	(18,227)	0	(18,227)
Technology	(52,858)	0	(52,858)
Corporate resources	(44,215)	0	(44,215)
Non-Controllable
Impairment losses on digital assets	0	(371,723)	(371,723)
Digital asset custody fees	0	(2,098)	(2,098)
Share-based compensation expense	(38,412)	0	(38,412)
Payroll taxes on equity award exercises and vestings	(11,228)	0	(11,228)
Other segment items (2)	3,096	(533)	2,563
Interest expense, net (3)	0	(27,347)	(27,347)
Income tax benefit (4)	157,724	115,532	273,256
Net income (loss)	$130,492	$(286,169)	$(155,677)

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

(4)
Income tax effects allocated to the Corporate & Other category are related solely to transactions involving the Company’s bitcoin or debt, including unrealized gains or losses on digital assets, digital asset impairment losses, interest expenses, gains and losses on debt extinguishments, share-based compensation expense, corporate resources (including personnel costs), and other third-party expenses.
(5)
Due to the adoption of ASU 2023-08, segment assets allocated to the Corporate & Other category as of June 30, 2025 included only the Company’s digital assets. As of June 30, 2024, segment assets included the Company’s digital assets and deferred tax assets primarily related to digital asset impairment losses and interest expense.

The following table presents total revenues and long-lived assets (in thousands) according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net. The Corporate & Other category disclosed above is included within the U.S. region.

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Total revenues
Three months ended June 30, 2025	$65,315	$39,444	$9,729	$114,488
Three months ended June 30, 2024	$63,778	$36,968	$10,696	$111,442
Six months ended June 30, 2025	$128,775	$77,326	$19,453	$225,554
Six months ended June 30, 2024	$128,157	$75,321	$23,210	$226,688
Long-lived assets
As of June 30, 2025	$70,385	$3,469	$7,922	$81,776
As of December 31, 2024	$69,767	$3,556	$7,564	$80,887

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three and six months ended June 30, 2025, Germany accounted for 10% or more of total consolidated revenues. For the three and six months ended June 30, 2024, no country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2025 and 2024, no individual customer accounted for 10% or more of total consolidated revenues.

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

On June 12, 2023, the Company entered into a new indemnification agreement with Mr. Saylor (the “2023 Tail Agreement”) pursuant to which Mr. Saylor agreed to provide coverage that is similar to the coverage provided under the Tail Agreement, but only for matters excluded from coverage under the 2023 Commercial Policies for an initial one-year term for a payment of $157,000. Pursuant to the terms of the 2023 Tail Agreement, the Company elected to extend the term of the 2023 Tail Agreement for a period of one-year commencing on June 12, 2024, and paid Mr. Saylor $157,000 during the three months ended June 30, 2024. Additionally, during the three months ended June 30, 2024, the 2023 Commercial Policies were also extended for another policy year running from June 12, 2024 to June 12, 2025, on substantially the same terms, but with an increase in the aggregate indemnity coverage provided by the commercial carriers from $40 million to $60 million.

On June 12, 2025, the Company bound new D&O liability insurance policies (the “2025 Commercial Policies”) with third-party carriers that provide $120 million in aggregate coverage for a policy period running from June 12, 2025 through June 12, 2026. The Company has determined that the 2025 Commercial Policies provide sufficient D&O coverage; accordingly, the 2023 Tail Agreement was not extended beyond June 12, 2025.

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

(14) Subsequent Events

Digital asset purchases

From July 1, 2025 through July 31, 2025, the Company has purchased approximately 31,466 bitcoins for 3.68 billion, or approximately $116,860 per bitcoin.

Amendment to STRK Stock

On July 7, 2025, the Company filed a certificate of amendment (the “STRK Amendment”) with the Secretary of State of the State of Delaware to the STRK Stock certificate of designations so that, together with other conforming changes, the STRK Stock has a liquidation preference that is initially $100 per share; provided, however, that, effective immediately after the close of business on each business day on or after July 7, 2025 (and, on or after July 7, 2025, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of STRK Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the liquidation preference per share of STRK Stock will be adjusted to be the greatest of (i) the stated amount of $100 per share of STRK Stock (the “Stated Amount”); (ii) in the case of any business day on or after July 7, 2025 with respect to which Strategy has, on such business day or any business day during the ten trading day period preceding such business day, executed any sale transaction to be settled by the issuance of STRK Stock, an amount equal to the Last Reported Sale Price (as defined in the certificate of designations for the STRK Stock) per share of STRK Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the Last Reported Sale Prices per share of STRK Stock for each trading day of the ten consecutive trading days immediately preceding such business day; provided that, for purposes of the definition of liquidation preference, the execution of the STRK Amendment will be treated as an execution of a sale transaction settled by the issuance of STRK Stock. See Note 6, Commitments and Contingencies.

Initial public offering of STRC Stock

On July 29, 2025, the Company completed a registered public offering of 28,011,111 shares of its Variable Rate Series A Perpetual Stretch Preferred Stock (“STRC Stock”), at a price to the public of $90.00 per share, for net proceeds of approximately $2.47 billion, after deducting the underwriting discounts and commissions and the Company’s estimated offering expenses. The Company filed a certificate of designations with the Secretary of State of the State of Delaware designating and establishing the terms of the STRC Stock. The STRC Stock is listed for trading on the Nasdaq Global Select Market under the symbol “STRC.”

The STRC Stock will accumulate cumulative dividends at a variable rate (as described below) per annum on the stated amount of $100 per share thereof. Regular dividends on the STRC Stock will be payable when, as and if declared by the Company’s board of directors or any duly authorized committee thereof, out of funds legally available for their payment, monthly in arrears on the last calendar day of each calendar month, beginning on August 31, 2025. The initial monthly regular dividend rate per annum will be 9.00%. However, the Company will have the right, in its sole and absolute discretion, to adjust the monthly regular dividend rate per annum applicable to subsequent regular dividend periods. The Company’s right to adjust the monthly regular dividend rate per annum will be subject to certain restrictions. For example, the Company will not be permitted to reduce the monthly regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the one-month term secured overnight financing rate (“SOFR”) rate on the first business day of such prior regular dividend period, over (y) the minimum of the one-month term SOFR rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the one-month term SOFR rate in effect on the business day before the Company provides notice of the next monthly regular dividend rate per annum. In addition, the Company will not be entitled to elect to reduce the monthly regular dividend rate per annum unless all accumulated regular dividends, if any, on the STRC Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full. The Company’s current intention (which is subject to change in the Company’s sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as the Company believes is designed to cause the STRC Stock to trade at prices at or close to its stated amount of $100 per share. Declared regular dividends on the STRC Stock will be payable solely in cash. In the event that any accumulated regular dividend on the STRC Stock is not paid on the applicable regular dividend payment date, then additional regular dividends (“STRC compounded dividends”) will accumulate on the amount of such unpaid regular dividend, compounded monthly on each subsequent regular dividend payment date at the monthly regular dividend rate per annum applicable to the relevant regular dividend period, from, and including, the calendar day after such regular dividend payment date to, and including, the date the same, including all STRC compounded dividends thereon, is paid in full. The STRC Stock also has certain redemption and repurchase rights, in the manner, and subject to the terms, set forth in the STRC Stock certificate of designations.

At-the-market offerings

ATM Updates

During the period from July 1, 2025 through July 31, 2025, the Company sold an aggregate of 2,433,381 shares of its class A common stock under the May 2025 Sales Agreement for aggregate net proceeds to the Company (less sales commissions) of approximately $1.07 billion. As of July 31, 2025, $17.04 billion of shares of the Company’s class A common stock remained available for issuance and sale pursuant to the May 2025 Sales Agreement.

During the period from July 1, 2025 through July 31, 2025, the Company sold an aggregate of 579,417 STRK ATM Shares under the STRK ATM Offering, for aggregate net proceeds to the Company (less sales commissions) of approximately $71.8 million. As of July 31, 2025, approximately $20.45 billion of STRK ATM Shares remained available for issuance and sale pursuant to the STRK ATM Offering.

On July 7, 2025, the Company amended the Original STRF Sales Agreement to include an additional sales agent. During the period from July 1, 2025 through July 31, 2025, the Company sold an aggregate of 446,005 STRF ATM Shares under the STRF ATM Offering, for aggregate net proceeds to the Company (less sales commissions) of approximately $55.6 million. As of July 31, 2025, approximately $1.88 billion of STRF ATM Shares remained available for issuance and sale pursuant to the STRF ATM Offering.

STRD ATM

On July 7, 2025, the Company entered into a sales agreement (the “STRD Sales Agreement”) with agents pursuant to which the Company could issue and sell shares of its STRD Stock through an at-the-market equity offering program (the “STRD ATM Offering”) and filed a prospectus supplement for the STRD ATM Offering, pursuant to which the Company may issue and sell shares of its STRD Stock having an aggregate offering price of up to $4.2 billion (“STRD ATM Shares”) from time to time through the sales agents under the STRD ATM Offering. During the period from July 7, 2025 through July 31, 2025, the Company sold an aggregate of 189,560 STRD ATM Shares under the STRD ATM Offering, for aggregate net proceeds to the Company (less sales commissions) of approximately $17.9 million. As of July 31, 2025, approximately 4.18 billion of STRD ATM Shares remained available for issuance and sale pursuant to the STRD ATM Offering.

STRC ATM

On July 31, 2025, the Company entered into a sales agreement (the “STRC Sales Agreement”) with agents pursuant to which the Company could issue and sell shares of its STRC Stock through an at-the-market equity offering program (the “STRC ATM Offering”) and filed a prospectus supplement for the STRC ATM Offering, pursuant to which the Company may issue and sell shares of its STRC Stock having an aggregate offering price of up to $4.2 billion (the “STRC ATM Shares”) from time to time through sales agents under the STRC ATM Offering. As of July 31, 2025, the Company has not sold any STRC ATM Shares under the STRC ATM Offering and approximately $4.2 billion of STRC ATM Shares remained available for issuance and sale pursuant to the STRC ATM Offering.

Dividend on STRC Stock

As contemplated by the prospectus supplement for the initial public offering of STRC Stock, on July 31, 2025, the Company announced that its board of directors declared monthly cash dividends of $0.80 per share payable on the STRC Stock. The calculation of the monthly dividend takes into account the dividend accrued from, but excluding, July 29, 2025, the issuance date of the STRC Stock. Payment will be made on August 31, 2025 (or, if such date is not a business day, the next business day) to stockholders of record of the STRC Stock at the close of business on August 15, 2025.

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

During 2024 and 2025, we used proceeds from various capital raising transactions to purchase bitcoin. As of June 30, 2025, we held an aggregate of approximately 597,325 bitcoins.

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, bitcoin sales (if any), unrealized loss (gain) on digital assets, digital asset impairment losses, and cumulative effect adjustments within the respective periods:

Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at June 30, 2024	$8,328,626	$(2,640,736)	$5,687,890	226,331	$36,798
Digital asset purchases (a)	1,575,073		1,575,073	25,889	60,839
Digital asset impairment losses		(412,084)	(412,084)
Balance at September 30, 2024	$9,903,699	$(3,052,820)	$6,850,879	252,220	$39,266
Digital asset purchases (b)	18,064,549		18,064,549	195,250	92,520
Digital asset impairment losses		(1,006,055)	(1,006,055)
Balance at December 31, 2024	$27,968,248	$(4,058,875)	$23,909,373	447,470	$62,503

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2024 (before adoption of ASU 2023-08)		$27,968,248	$23,909,373	447,470	$62,503
Cumulative effect upon adoption of ASU 2023-08			17,881,048
Balance immediately following adoption of ASU 2023-08		$27,968,248	$41,790,421	447,470	$62,503
Digital asset purchases	(c)	7,661,663	7,661,663	80,715	94,922
Unrealized loss on digital assets			(5,906,005)
Balance at March 31, 2025		$35,629,911	$43,546,079	528,185	$67,457
Digital asset purchases	(d)	6,769,205	6,769,205	69,140	97,906
Unrealized gain on digital assets			14,047,514
Balance at June 30, 2025		$42,399,116	$64,362,798	597,325	$70,982

(a)
In the third quarter of 2024, we purchased bitcoin using $1.11 billion of the net proceeds from sales of class A common stock under our at-the-market offering program for our class A common stock, $458.2 million of the net proceeds from our issuance of the 2028 Convertible Notes, and Excess Cash.
(b)
In the fourth quarter of 2024, we purchased bitcoin using $15.09 billion of the net proceeds from sales of class A common stock under our at-the-market offering program for our class A common stock, and $2.97 billion of the net proceeds from our issuance of the 2029 Convertible Notes.
(c)
In the first quarter of 2025, we purchased bitcoin using $4.37 billion of the net proceeds from sales of our class A common stock under our at-the-market offering program for our class A common stock, $1.99 billion of the net proceeds from our issuance of the 2030B Convertible Notes, $593.7 million of the aggregate net proceeds from the initial public offering of our STRK Stock and sales of STRK Stock under the at-the-market offering program for our STRK Stock, and $710.0 million of the net proceeds from the issuance of our STRF Stock in the initial public offering of STRF Stock.
(d)
In the second quarter of 2025, we purchased bitcoin using $5.19 billion of the net proceeds from sales under our at-the-market offering program for our class A common stock, $979.7 million of the net proceeds from our initial public offering of STRD Stock, $163.0 million of the net proceeds from the sales under the at-the-market offering program for our STRF Stock, and $438.0 million of the net proceeds from the sales under the at-the-market offering program for our STRK Stock.

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

The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
June 30, 2024	226,331	$56,500.00	$12,787,702	$72,777.00	$16,471,691	$61,926.69	$14,015,930
September 30, 2024	252,220	$49,050.01	$12,371,394	$70,000.00	$17,655,400	$63,462.97	$16,006,630
December 31, 2024	447,470	$58,863.90	$26,339,829	$108,388.88	$48,500,772	$93,390.21	$41,789,317
March 31, 2025	528,185	$76,555.00	$40,435,222	$109,358.01	$57,761,287	$82,444.71	$43,546,079
June 30, 2025	597,325	$74,420.69	$44,453,357	$112,000.00	$66,900,427	$107,751.68	$64,362,798
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

Unrealized (gains) losses on digital assets and digital asset impairment losses have significantly contributed to our results of operations. During the three and six months ended June 30, 2025, the unrealized gain on digital assets of $14.048 billion and $8.14 billion, respectively, effectively offset our operating expenses, representing 100.7% and 102.3%, of our operating expenses, respectively. During the three and six months ended June 30, 2024, digital asset impairment losses of $180.1 million and $371.7 million, respectively, represented 64.1% and 65.2% of our operating expenses, respectively.

As of July 31, 2025, we held approximately 628,791 bitcoins that were acquired at an aggregate purchase price of $46.08 billion and an average purchase price of approximately $73,277 per bitcoin, inclusive of fees and expenses. As of July 31, 2025, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange was $116,760.

Enterprise Analytics Software Strategy

Strategy is a pioneer in AI-powered intelligence solutions delivering a comprehensive portfolio that addresses a wide spectrum of enterprise data challenges. We provide software and services designed to transform complex, fragmented data environments into unified reliable information ecosystems that drive insight and action across organizations worldwide. Our vision is to drive growth and competitive advantage for our customers by delivering Intelligence Everywhere™.

Strategy One™, our cloud-native analytics platform, powers some of the largest business intelligence deployments in the world. It delivers visualization, reporting, and embedded analytics capabilities across retail, banking, technology, manufacturing, insurance, consulting, healthcare, telecommunications, and the public sector. Complementing this, Strategy Mosaic™ is a universal intelligence layer that enables organizations to achieve a single source of truth across their data. It provides enterprises with consistent definitions and governance across data sources, regardless of where that data resides or which tools access it. AI-assisted data modeling hastens data product creation, while its intelligent architecture promotes accelerated performance for all workloads.

Integral to the Strategy portfolio are generative AI capabilities that are designed to automate and accelerate the deployment of AI-enabled applications across the enterprise. By making advanced analytics accessible through conversational AI, we provide non-technical users with timely, actionable insights for decision-making.

The AI and analytics markets are highly competitive and subject to rapidly changing technology and market conditions. Our ability to compete successfully depends on a number of factors within and outside of our control. Some of these factors include software quality, performance and reliability; the quality of our service and support teams; marketing and prospecting effectiveness, the ability to incorporate artificial intelligence and other technically advanced features; and our ability to differentiate our products.

Operating Highlights

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Product licenses	$7,177	$9,286	$14,447	$22,224
Subscription services	40,824	24,080	77,927	47,046
Total product licenses and subscription services	48,001	33,366	92,374	69,270
Product support	52,081	61,740	104,610	124,425
Other services	14,406	16,336	28,570	32,993
Total revenues	114,488	111,442	225,554	226,688
Cost of revenues
Product licenses	1,169	794	2,133	1,361
Subscription services	15,906	9,560	30,335	18,164
Total product licenses and subscription services	17,075	10,354	32,468	19,525
Product support	7,291	8,193	14,645	16,740
Other services	11,384	12,388	22,608	24,685
Total cost of revenues	35,750	30,935	69,721	60,950
Gross profit	78,738	80,507	155,833	165,738
Operating expenses
Sales and marketing	33,691	34,251	61,223	67,702
Research and development	24,071	30,311	48,494	59,494
General and administrative	36,500	36,129	77,047	70,795
Unrealized gain on digital assets	(14,047,514)	0	(8,141,509)	0
Digital asset impairment losses	0	180,090	0	371,723
Total operating expenses	(13,953,252)	280,781	(7,954,745)	569,714
Income (loss) from operations	$14,031,990	$(200,274)	$8,110,578	$(403,976)

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

In addition, we base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as interest expense on debt, declared dividends on our STRK Stock, STRF Stock, STRD Stock and STRC Stock (hereinafter collectively referred to as “Preferred Stock”), tax liabilities, office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected shortfall in our cash flow. Accordingly, we may be required to take actions to pay expenses, such as selling bitcoin or using proceeds from equity or debt financings, some of which could significantly impact our operating results in any period. We therefore believe that period-to-period comparisons of our operating results may not be a good indication of our future performance.

Employees

As of June 30, 2025, we had a total of 1,512 employees, of whom 469 were based in the United States and 1,043 were based internationally. The following table summarizes employee headcount as of the dates indicated:

	June 30,	December 31,	June 30,
	2025	2024	2024
Subscription services	188	95	99
Product support	66	163	197
Consulting	253	275	350
Education	14	11	11
Sales and marketing	288	295	349
Research and development	483	498	625
General and administrative	220	197	208
Total headcount	1,512	1,534	1,839

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of subscription services revenues	$331	$119	$434	$189
Cost of product support revenues	298	1,067	698	1,985
Cost of consulting revenues	473	496	866	881
Cost of education revenues	48	36	87	62
Sales and marketing	2,124	3,865	3,289	8,566
Research and development	2,096	4,014	1,372	7,117
General and administrative	10,372	11,024	20,815	19,612
Total share-based compensation expense	$15,742	$20,621	$27,561	$38,412

The $4.9 million decrease in share-based compensation expense during the three months ended June 30, 2025, as compared to the same period in the prior year, was primarily due to the forfeiture of certain stock awards and certain awards that became fully vested, partially offset by the grant of additional awards under the Stock Incentive Plans. The $10.9 million decrease in share-based compensation expense during the six months ended June 30, 2025, as compared to the same period in the prior year, was primarily due to the forfeiture of certain stock awards and certain awards that became fully vested, partially offset by the grant of additional awards under the Stock Incentive Plans. As of June 30, 2025, we estimated that an aggregate of approximately $126.2 million of additional share-based compensation expense associated with the Stock Incentive Plans and the 2021 ESPP will be recognized over a remaining weighted average period of 2.7 years.

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

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

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

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$5,059	$4,804	5.3%	$8,512	$9,811	-13.2%
International	2,118	4,482	-52.7%	5,935	12,413	-52.2%
Total product licenses revenues	7,177	9,286	-22.7%	14,447	22,224	-35.0%
Subscription Services
Domestic	23,653	14,916	58.6%	45,303	29,508	53.5%
International	17,171	9,164	87.4%	32,624	17,538	86.0%
Total subscription services revenues	40,824	24,080	69.5%	77,927	47,046	65.6%
Total product licenses and subscription services revenues	$48,001	$33,366	43.9%	$92,374	$69,270	33.4%

Product licenses revenues. Product licenses revenues decreased $2.1 million and $7.8 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to an overall decrease in the volume and average size of deals. We expect our product licenses revenues to continue to experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Subscription services revenues. Subscription services revenues are derived from our Cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased $16.7 million and $30.9 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers. We expect our subscription services revenues to continue to grow in future periods as we continue to promote our cloud offering to new and existing customers.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change
Product Support Revenues:
Domestic	$29,946	$37,049	-19.2%	$61,721	$74,457	-17.1%
International	22,135	24,691	-10.4%	42,889	49,968	-14.2%
Total product support revenues	$52,081	$61,740	-15.6%	$104,610	$124,425	-15.9%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $9.7 million and $19.8 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to existing customers converting from on-premises product licenses with support contracts to our Cloud subscription services offerings and non-renewals of existing support contracts. We expect our product support revenues to experience declines in future periods as we continue to promote our cloud offering to new and existing customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change
Other Services Revenues:
Consulting
Domestic	$6,561	$6,912	-5.1%	$13,020	$14,319	-9.1%
International	7,435	8,692	-14.5%	14,679	17,100	-14.2%
Total consulting revenues	13,996	15,604	-10.3%	27,699	31,419	-11.8%
Education	410	732	-44.0%	871	1,574	-44.7%
Total other services revenues	$14,406	$16,336	-11.8%	$28,570	$32,993	-13.4%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased $1.6 million and $3.7 million for the three and six months ended June 30, 2025, respectively, as compared to the same period in the prior year, primarily due to a decrease in demand for consulting services.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues did not materially change for the three and six months ended June 30, 2025, as compared to the same periods in the prior year.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,169	$794	47.2%	$2,133	$1,361	56.7%
Subscription services	15,906	9,560	66.4%	30,335	18,164	67.0%
Total product licenses and subscription services	17,075	10,354	64.9%	32,468	19,525	66.3%
Product support	7,291	8,193	-11.0%	14,645	16,740	-12.5%
Other services:
Consulting	10,692	11,795	-9.4%	21,271	23,541	-9.6%
Education	692	593	16.7%	1,337	1,144	16.9%
Total other services	11,384	12,388	-8.1%	22,608	24,685	-8.4%
Total cost of revenues	$35,750	$30,935	15.6%	$69,721	$60,950	14.4%

Cost of product licenses revenues. Cost of product licenses revenues consists of referral fees paid to channel partners, the costs of product manuals and media, and royalties paid to third-party software vendors. Cost of product licenses revenues did not materially change for the three and six months ended June 30, 2025, as compared to the same periods in the prior year.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs (including cloud hosting infrastructure costs), and personnel and related overhead costs. Cost of subscription services revenues increased $6.3 million for the three months ended June 30, 2025, as compared to the same period in the prior year, primarily due to a $6.0 million increase in cloud hosting infrastructure costs, which is a result of the increased usage by new and existing cloud subscription services customers. Cost of subscription services revenues increased $12.2 million for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to a $13.2 million increase in cloud hosting infrastructure and service costs, which is a result of the increased usage by new and existing cloud subscription services customers, partially offset by a $1.5 million decrease in personnel costs due to headcount reductions and changes in the mix between domestic employees and international employees with lower average personnel costs.

Cost of product support revenues. Cost of product support revenues consists of personnel and related overhead costs. Cost of product support revenues decreased $0.9 million for the three months ended June 30, 2025, as compared to the same period in the prior year, primarily due to a decrease in personnel costs due to headcount reductions. Cost of product support revenues decreased $2.1 million for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to a $1.3 million decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards and a decrease in personnel costs of $0.5 million due to headcount reductions.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $1.1 million for the three months ended June 30, 2025, as compared to the same period in the prior year, primarily due to a decrease in personnel costs of $1.9 million due to headcount reductions, partially offset by a $0.8 million increase in billable hours from outside contractor labor costs. Cost of consulting revenues decreased $2.3 million for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to a decrease in personnel costs of $3.8 million due to headcount reductions, partially offset by a $1.5 million increase in billable hours from outside contractor labor costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues did not materially change for the three and six months ended June 30, 2025, as compared to the same periods in the prior year.

Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change
Sales and marketing expenses	$33,691	$34,251	-1.6%	$61,223	$67,702	-9.6%

Sales and marketing expenses did not materially change for the three months ended June 30, 2025, as compared to the same period in the prior year and decreased $6.5 million for the six months ended June 30, 2025, as compared to the same period in the prior year. The six month decrease was primarily due to (i) a decrease of $3.8 million in employee salaries and related benefits primarily attributable to a decrease in average staffing levels, and (ii) a $5.2 million net decrease in share-based compensation expense primarily attributable to the forfeiture of certain awards, partially offset by (iii) an increase in expense of $2.4 million due to a reduction in capitalized commissions.

Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. The following table summarizes research and development expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change
Research and development expenses	$24,071	$30,311	-20.6%	$48,494	$59,494	-18.5%

Research and development expenses decreased $6.2 million for the three months ended June 30, 2025, as compared to the same period in the prior year, primarily due to a $4.0 million decrease in employee salaries primarily attributable to a decrease in average staffing levels, and a $1.9 million net decrease in share-based compensation expense primarily due to the forfeiture of certain awards.

Research and development expenses decreased $11.0 million for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to (i) a $9.2 million decrease in employee salaries and bonuses primarily attributable to a decrease in average staffing levels, and (ii) a $5.8 million net decrease in share-based compensation expense primarily due to the forfeiture of certain awards, partially offset by a (iii) a $3.4 million increase in severance costs due to headcount reductions.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change
General and administrative expenses	$36,500	$36,129	1.0%	$77,047	$70,795	8.8%

General and administrative expenses did not materially change for the three months ended June 30, 2025, as compared to the same period in the prior year, and increased $6.3 million for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to (i) a $6.9 million increase in bitcoin custody fees; (ii) a $3.4 million increase related to various bitcoin advocacy initiatives, including political contributions and sponsorships; (iii) a $2.7 million increase in increased public filing costs; (iv) a $1.5 million increase in bonus and other employee benefit costs; (v) $1.3 million net increase in share-based compensation expense primarily attributable to the grant of additional awards under the Stock Incentive Plans; and (vi) a $1.1 million increase in bad debt, partially offset by (vii) a $6.5 million decrease due to employer payroll taxes for stock options exercised in 2024; and (viii) a $4.3 million decrease in legal and professional fees.

(Gains) losses associated with digital assets and digital asset impairment losses Upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. Since adopting ASU 2023-08, we are no longer required to account for our bitcoin under a cost-less-impairment accounting model and no longer establish a deferred tax asset related to bitcoin impairment losses. Instead, we establish a deferred tax liability if the market value of bitcoin at the reporting date is greater than the average cost basis of our bitcoin holdings at such reporting date, and any subsequent increases or decreases in the market value of bitcoin will increase or decrease the deferred tax liability.

The following table sets forth the unrealized (gains) losses on our digital assets for the three and six months ended June 30, 2025 and impairment losses on our digital assets for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change
Unrealized gain on digital assets	$(14,047,514)	$0	n/a	$(8,141,509)	$0	n/a
Digital asset impairment losses	$0	$180,090	-100.0%	$0	$371,723	-100.0%

We did not sell any of our digital assets during the three and six months ended June 30, 2025 and 2024.

Interest Expense, Net

Interest expense, net, primarily relates to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. The following table sets forth interest expense, net (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest expense, net:
2025 Convertible Notes	$0	$1,841	$0	$3,827
2027 Convertible Notes	0	1,011	401	2,021
2028 Convertible Notes	2,625	0	5,247	0
2029 Convertible Notes	1,819	0	3,637	0
2030A Convertible Notes	2,233	2,222	4,463	2,789
2030B Convertible Notes	1,249	0	1,762	0
2031 Convertible Notes	1,934	1,924	3,866	2,204
2032 Convertible Notes	5,171	745	10,339	745
2028 Secured Notes	0	8,092	0	16,177
Other interest (income) expense, net	2,866	(369)	5,288	(416)
Total interest expense, net	$17,897	$15,466	$35,003	$27,347

Interest expense, net, increased $2.4 million for the three months ended June 30, 2025, as compared to the same period in the prior year, primarily as a result of interest incurred related to new Convertible Notes issued subsequent to June 2024 partially offset by reductions in interest expense due to the 2025 Convertible Notes having been converted or redeemed in their entirety in July 2024, the 2027 Convertible Notes having been converted or redeemed in their entirety in January 2025 and the 2028 Secured Notes having been redeemed in their entirety in September 2024.

Interest expense, net, increased $7.7 million for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily as a result of interest incurred related to the new Convertible Notes issued subsequent to June 2024 partially offset by reductions in interest expense due to the 2025 Convertible Notes having been converted or redeemed in their entirety in July 2024, the 2027 Convertible Notes having been converted or redeemed in their entirety in January 2025 and the 2028 Secured Notes having been redeemed in their entirety in September 2024.

Interest expense for future periods in 2025 is expected to increase compared to the same periods in 2024 as a result of increased debt outstanding as of June 30, 2025. Refer to Note 5, Long-term Debt, to the Consolidated Financial Statements for further information.

Other (Expense) Income, Net

For the three and six months ended June 30, 2025, other expense, net, of $8.3 million and $12.2 million, respectively, was comprised primarily of foreign currency transaction net losses. For the three and six months ended June 30, 2024, other income, net, of $0.7 million and $2.4 million, respectively, was comprised primarily of foreign currency transaction net gains.

Income Taxes

We recorded a provision for income taxes of $2.26 billion on a pretax income of $8.06 billion that resulted in an effective tax rate of 28.0% for the six months ended June 30, 2025, as compared to a benefit from income taxes of $273.3 million on a pretax loss of $428.9 million that resulted in an effective tax rate of 63.7% for the six months ended June 30, 2024. During the six months ended June 30, 2025, our provision for income taxes primarily related to the tax effect of the unrealized gain on digital assets. During the six months ended June 30, 2024, our benefit from income taxes primarily related to (i) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units) and (ii) a tax benefit from an increase in our deferred tax asset related to the impairment on our bitcoin holdings.

As of June 30, 2025, we had a valuation allowance of $0.5 million primarily related to our deferred tax assets related to foreign tax credits in certain jurisdictions. As of June 30, 2025, we had deferred tax liabilities with respect to the unrealized gain on our bitcoin holdings of approximately $6.31 billion. Our deferred tax liabilities are partially offset by deferred tax assets, such as net operating losses and capitalized research and development costs. If the market value of bitcoin declines in future periods, our deferred tax liability with respect to the unrealized gain on our bitcoin holdings will decrease, and we may be required to establish additional valuation allowances against our deferred tax assets. Such increases in valuation allowances could materially and adversely affect net income in periods in which such charges are incurred. We routinely consider actions necessary to preserve or utilize tax attributes. We will continue to regularly assess the realizability of deferred tax assets.

Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings and losses, material discrete tax items, or a combination of these factors resulting from transactions or events.

The U.S. enacted the IRA in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA imposes a 15% CAMT on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income (“AFSI”) for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of the Treasury and the IRS issued proposed regulations with respect to the application of the CAMT. On June 2, 2025, the IRS published Notice 2025-27, which signaled that the IRS plans to issue additional interim guidance on how unrealized gains and losses on certain investment assets reported for financial statement purposes should be taken into account for purposes of determining AFSI. On July 30, 2025, a White House working group established by President Trump in January 2025 published a report on strengthening American leadership in digital financial technology, which called for the Department of the Treasury and the IRS to publish guidance addressing the determination of AFSI with respect to financial accounting for unrealized gains and losses on investment assets other than stock and partnership interests. Due to our adoption of ASU 2023-08 as of January 1, 2025, we were required to recognize a cumulative-effect adjustment of $12.75 billion to the opening balance of our retained earnings as of January 1, 2025. We will additionally be required to recognize unrealized gains or losses from changes in the fair value of digital assets in future reporting periods as income or losses. For purposes of calculating the AFSI, we will be required to ratably allocate this increase to our retained earnings over a four year period, from 2025 through 2028. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our AFSI must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year. Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations, when finalized, are revised to provide relief (or other interim relief is granted), we expect, given the magnitude of our unrealized gain on digital assets as of June 30, 2025, that we would become subject to CAMT in the tax years beginning in 2026 and beyond. As the taxes to which we would be subject will depend in significant part on the future price of bitcoin and the size of our bitcoin holdings, we are not able to estimate the impact of CAMT on our future income tax expense. See “Risk Factors—Risks Related to Our Business in General—We may have exposure to greater than anticipated tax liabilities.”

On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., introducing several changes to corporate taxation. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense, accelerated fixed asset depreciation, and adjustments to the international tax framework. We are currently evaluating the full impact of this legislation on our consolidated financial statements. Since the legislation was signed into law after June 30, 2025, its impacts are not included in our operating results for the six months ended June 30, 2025.

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

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30,	December 31,	June 30,
	2025	2024	2024
Current:
Deferred product licenses revenue	$1,281	$1,777	$4,200
Deferred subscription services revenue	110,651	107,119	69,566
Deferred product support revenue	99,501	124,684	127,170
Deferred other services revenue	2,818	4,394	3,901
Total current deferred revenue and advance payments	$214,251	$237,974	$204,837
Non-current:
Deferred product licenses revenue	$133	$174	$0
Deferred subscription services revenue	913	2,263	1,623
Deferred product support revenue	2,878	2,111	3,974
Deferred other services revenue	273	422	367
Total non-current deferred revenue and advance payments	$4,197	$4,970	$5,964
Total current and non-current:
Deferred product licenses revenue	$1,414	$1,951	$4,200
Deferred subscription services revenue	111,564	109,382	71,189
Deferred product support revenue	102,379	126,795	131,144
Deferred other services revenue	3,091	4,816	4,268
Total current and non-current deferred revenue and advance payments	$218,448	$242,944	$210,801

The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below. Total deferred revenue and advance payments decreased $24.5 million as of June 30, 2025, as compared to December 31, 2024, primarily due to (i) a decrease in deferred product support revenue due to the timing of product support renewals and an increase in conversions from on-premises to subscription services contracts, partially offset by (ii) an increase in deferred subscription services revenue due to the timing of cloud renewal contracts, and (iii) an increase in deferred revenue from new subscription service contracts. Total deferred revenue and advance payments increased $7.6 million as of June 30, 2025, as compared to June 30, 2024, primarily due to (i) an increase in deferred revenue from new subscription services contracts, partially offset by (ii) a decrease in deferred product support revenue from existing customers migrating from on-premises to subscription services contracts.

Our remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. As of June 30, 2025, we had an aggregate transaction price of $470.6 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. We expect to recognize approximately $278.5 million of the remaining performance obligation over the next 12 months and the remainder thereafter. However, the timing and ultimate recognition of our deferred revenue and advance payments and other remaining performance obligations depend on our satisfaction of various performance obligations, and the amount of deferred revenue and advance payments and remaining performance obligations at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Liquidity

Principal and Potential Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. As of June 30, 2025 and December 31, 2024, the amount of cash and cash equivalents held by our U.S. entities was $14.7 million and $8.8 million, respectively, and by our non-U.S. entities was $35.4 million and $29.3 million, respectively. We earn a significant amount of our revenues outside the United States. We did not repatriate any foreign earnings and profits during the three and six months ended June 30, 2025 and 2024.

Under our Treasury Reserve Policy and bitcoin strategy, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire bitcoins, which are classified as indefinite-lived intangible assets. As of June 30, 2025 and December 31, 2024, we held approximately 597,325 and 447,470 bitcoins, respectively, all of which are unencumbered. As of July 31, 2025, we held approximately 628,791 bitcoins, all of which are unencumbered, and which had an aggregate market value of $73.42 billion as of July 31,

2025, based on the market price of one bitcoin as reported on the Coinbase exchange as of 4:00 p.m. Eastern Time. As discussed further below, although we do not anticipate needing to use our bitcoin to meet our obligations in the next twelve months, we believe our substantial bitcoin holdings can serve as a source of liquidity, if necessary. See “—Availability of Bitcoin for Liquidity” below.

On May 1, 2025, we entered into the May 2025 Sales Agreement and filed a prospectus supplement for an at-the-market equity offering program pursuant to which we may sell shares of class A common stock having an aggregate offering price of up to $21.0 billion, from time to time, through TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Mizuho Securities USA LLC, Santander US Capital Markets LLC, and SG Americas Securities, LLC, as sales agents. As of June 30, 2025 and July 31, 2025, approximately $18.11 billion and $17.04 billion, respectively, of our class A common stock remained available for issuance and sale pursuant to the May 2025 Sales Agreement. To the extent we make sales under the May 2025 Sales Agreement, we can use the net proceeds from such sales for general corporate purposes, including the acquisition of bitcoin, paying cash dividends on our outstanding preferred stock, and for working capital. See “—At-the-Market Equity Offerings” below.

On March 10, 2025, we entered into the STRK Sales Agreement and filed a prospectus supplement for a new at-the-market equity offering program pursuant to which we may issue and sell shares of our STRK Stock, having an aggregate offering price of up to $21.0 billion. As of June 30, 2025 and July 31, 2025, approximately $20.52 billion and $20.45 billion, respectively, of our STRK Stock remained available for issuance and sale pursuant to the STRK Sales Agreement. To the extent we make sales under the STRK Sales Agreement, we can use the net proceeds from such sales for general corporate purposes, including the acquisition of bitcoin and for working capital. See “—At-the-Market Equity Offerings” below.

On May 22, 2025, we entered into the Original STRF Sales Agreement and filed a prospectus supplement for a new at-the-market equity offering program pursuant to which we may issue and sell shares of our STRF Stock, having an aggregate offering price of up to $2.1 billion. On July 7, 2025, we amended the Original STRF Sales Agreement to include an additional sales agent. As of June 30, 2025 and July 31, 2025, approximately $1.94 billion and $1.88 billion, respectively, of our STRF Stock remained available for issuance and sale pursuant to the STRF Sales Agreement. To the extent we make sales under the STRF Sales Agreement, we can use the net proceeds from such sales for general corporate purposes, including the acquisition of bitcoin and for working capital. See “—At-the-Market Equity Offerings” below.

On July 7, 2025, we entered into the STRD Sales Agreement and filed a prospectus supplement for a new at-the-market equity offering program pursuant to which we may issue and sell shares of our STRD Stock, having an aggregate offering price of up to $4.2 billion. As of July 31, 2025, approximately $4.18 billion of our STRD Stock remained available for issuance and sale pursuant to the STRD Sales Agreement. To the extent we make sales under the STRD Sales Agreement, we can use the net proceeds from such sales for general corporate purposes, including the acquisition of bitcoin and for working capital, and may also use the net proceeds to pay cash dividends on STRF Stock and STRD Stock. See “—At-the-Market Equity Offerings” below.

On July 31, 2025, we entered into the STRC Sales Agreement and filed a prospectus supplement for a new at-the-market equity program pursuant to which we may issue and sell shares of our STRC Stock, having an aggregate offering price of up to $4.2 billion. As of July 31, 2025, approximately $4.2 billion of our STRC Stock remained available for issuance and sale pursuant to the STRC Sales Agreement. To the extent we make sales under the STRC Sales Agreement, we can use the net proceeds from such sales for general corporate purposes, including the acquisition of bitcoin and for working capital, and may also use the net proceeds to pay cash dividends on shares of any class or series of our preferred stock, other than our STRC Stock, then outstanding. See “—At-the-Market Equity Offerings” below.

Initial Public Offerings of Preferred Stock

On February 5, 2025, we issued 7,300,000 shares of STRK Stock in a public offering registered under the Securities Act of 1933, as amended (the “Securities Act”). In connection with such issuance, we filed the certificate of designations for the STRK Stock with the Secretary of State of the State of Delaware designating an aggregate of 7,300,000 shares of, and establishing the terms of, the STRK Stock. We received approximately $563.2 million of net proceeds, after deducting the underwriting discounts and commissions and our offering expenses, from the issuance of our STRK Stock in the initial public offering of STRK Stock. All net proceeds from the offering were used for general corporate purposes, including the acquisition of bitcoin and for working capital.

On March 25, 2025, we issued 8,500,000 shares of STRF Stock in a public offering registered under the Securities Act. In connection with such issuance, we filed the certificate of designations for the STRF Stock with the Secretary of State of the State of Delaware designating an aggregate of 8,500,000 shares of, and establishing the terms of, the STRF Stock. We received approximately $710.9 million of net proceeds, after deducting the underwriting discounts and commissions and our offering expenses, from the issuance of our STRF Stock in the initial public offering of STRF Stock. All net proceeds from the offering were used for general corporate purposes, including the acquisition of bitcoin and for working capital.

On June 10, 2025, we issued 11,764,700 shares of STRD Stock in a public offering registered under the Securities Act. In connection with such issuance, we filed the certificate of designations for the STRD Stock with the Secretary of State of the State of Delaware designating an aggregate of 11,764,700 shares of, and establishing the terms of, the STRD Stock. We received approximately $979.5 million of net proceeds, after deducting the underwriting discounts and commissions and our offering expenses, from the issuance of our STRD Stock in the initial public offering of STRD Stock. All net proceeds from the offering were used for general corporate purposes, including the acquisition of bitcoin and for working capital.

On July 29, 2025, we issued 28,011,111 shares of STRC Stock in a public offering registered under the Securities Act. In connection with such issuance, we filed the certificate of designations for the STRC Stock with the Secretary of State of the State of Delaware designating an aggregate of 28,011,111 shares of, and establishing the terms of, the STRC Stock. We received approximately $2.47 billion of net proceeds, after deducting the underwriting discounts and commissions and our offering expenses, from the issuance of our STRC Stock in the initial public offering of STRC Stock. All net proceeds from the offering were used for general corporate purposes, including the acquisition of bitcoin and for working capital.

For a discussion of the dividends payable on and other rights of the STRK Stock, STRF Stock, STRD Stock and STRC Stock, see Note 9, Redeemable Preferred Stock and Note 14, Subsequent Events to the Consolidated Financial Statements included in this Quarterly Report.

Contractual and Other Obligations

Our material contractual obligations and cash requirements consist of:

•
principal and interest payments related to our long-term debt, which includes:
o
principal due upon maturity of our long-term debt instruments in the aggregate of $8.16 billion;
o
$3.2 million in coupon interest due each semi-annual period for the 2028 Convertible Notes;
o
$2.5 million in coupon interest due each semi-annual period for the 2030A Convertible Notes;
o
$2.6 million in coupon interest due each semi-annual period for the 2031 Convertible Notes;
o
$9.0 million in coupon interest due each semi-annual period for the 2032 Convertible Notes; and
o
$0.2 million due monthly in principal and interest related to our other long-term secured debt.
•
payments under various purchase agreements, primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations, and a new corporate aircraft;
•
rent payments under noncancellable operating leases;
•
declared regular dividends, if any, on our Preferred Stock, (in each case, to the extent declared by our board of directors or a duly authorized committee thereof), which, based on the number of shares of Preferred Stock outstanding as of June 30, 2025 (except as set forth below), would include:
o
$24.4 million in dividends payable each quarterly period on our STRK Stock;
o
$25.2 million in dividends payable each quarterly period on our STRF Stock;
o
$29.4 million in dividends payable each quarterly period on our STRD Stock; and
o
28,011,111 shares of STRC Stock were issued on July 29, 2025 resulting in $21.0 million in dividends payable each monthly period on the STRC Stock, assuming that the initial dividend rate of 9.00% remains unchanged.
•
ongoing personnel-related expenditures and vendor payments.

The above items are explained in further detail in Note 5, Long-term Debt and Note 9 - Redeemable Preferred Stock, to the Consolidated Financial Statements included in this Quarterly Report as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in the Notes to the Consolidated Financial Statements included therein.

On June 2, 2025, we announced that our board of directors declared quarterly cash dividends of approximately $2.00 per share payable on the STRK Stock, and approximately $2.64 per share payable on the STRF Stock. The calculation of the STRF Stock per share dividend amount reflected the quarterly dividend accrued from March 25, 2025, the issuance date of the STRF Stock.

We declared and paid dividends of $32.6 million on the STRK Stock for the six months ended June 30, 2025 and $25.5 million on the STRF Stock for the six months ended June 30, 2025. As of June 30, 2025, there were no preferred stock dividends in arrears.

As contemplated by the prospectus supplement for the initial public offering of STRC Stock, on July 31, 2025, we announced that our board of directors declared monthly cash dividends of $0.80 per share payable on the STRC Stock. The calculation of the monthly dividend takes into account the dividend accrued from, but excluding, July 29, 2025, the issuance date of the STRC Stock. Payment will be made on August 31, 2025 (or, if such date is not a business day, the next business day) to stockholders of record of the STRC Stock at the close of business on August 15, 2025.

Other than (i) our issuance of the 2030B Convertible Notes, (ii) the conversions and redemption of the 2027 Convertible Notes, (iii) the required dividends on our STRK Stock, STRF Stock, and STRC Stock, and (iv) the regular dividends on our STRD Stock, all of which are described more fully above and in Note 5, Long-term Debt, Note 9, Redeemable Preferred Stock, and Note 14, Subsequent Events, to the Consolidated Financial Statements included in this Quarterly Report, there have been no changes to our material contractual obligations and cash requirements since December 31, 2024.

Short-term and Long-term Liquidity

Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, dividend obligations on our STRK Stock to the extent that we do not pay such dividends in the form of shares of our class A common stock, dividend obligations on our STRF Stock and STRC Stock, regular dividends on our STRD Stock and contractual obligations due within the next twelve months. We expect that our cash and cash equivalents as of June 30, 2025, together with cash and cash equivalents generated by our operations, will not be sufficient to satisfy these needs over the next twelve months. However, we anticipate being able to use proceeds from equity or debt financings to meet these needs. Our ability to obtain equity and debt financing is subject to market conditions and other factors outside of our control, and we may not be able to obtain equity or debt financing in a timely manner, on favorable terms, or at all. Although we do not anticipate needing to use our bitcoin to meet our short-term liquidity needs, to the extent necessary, we would seek to use proceeds from the sale of our bitcoin to meet such needs. See “—Availability of Bitcoin for Liquidity” below and “Item 1A. Risk Factors— Risks Related to Our Business in General— A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs” for additional information.

Long-Term Liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our long-term debt and for payment of dividend obligations on our STRK Stock to the extent that we do not pay such dividends in the form of shares of our class A common stock, STRF Stock, and STRC Stock, and regular dividends on our STRD Stock. We also have long-term cash requirements for needs related to our operating leases, delivery of our new corporate aircraft, our various purchase agreements, and potentially CAMT. We expect our cash and cash equivalents as of June 30, 2025, together with cash and cash equivalents generated by our operations, will not be sufficient to satisfy these needs. As a result, we would seek to satisfy these needs through various options that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include proceeds from equity or debt financings, or the sale of our bitcoin. See “—Availability of Bitcoin for Liquidity” below and “Item 1A. Risk Factors—Risks Related to Our Business in General—A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs” for additional information.

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

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended June 30,		%
	2025	2024	Change
Net cash (used in) provided by operating activities	$(37,302)	$5,258	809.4%
Net cash used in investing activities	$(14,457,699)	$(2,435,405)	493.6%
Net cash provided by financing activities	$14,504,460	$2,451,831	491.6%

Net cash (used in) provided by operating activities. The primary sources of our cash provided by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. Non-cash items to further reconcile net income (loss) to net cash (used in) provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, unrealized loss or gain on digital assets, digital asset impairment losses, and amortization of the issuance costs on our long-term debt.

Net cash used in operating activities increased $42.6 million for the six months ended June 30, 2025, as compared to the same period in the prior year, due to a $5.96 billion increase in net income and a $25.4 million decrease from changes in operating assets and liabilities, which was partially offset by a $5.98 billion increase in non-cash items principally related to unrealized gains on digital assets. In particular, our cash from operations has been negatively impacted by our continued transition of customers to subscription services offerings, which has resulted in (i) reduced cash collections due to invoicing over multiple years, (ii) increased commissions and (iii) increased costs of our cloud infrastructure to support increased usage. We have also incurred additional bitcoin advocacy costs, custodial fees and personnel costs as we continue to pursue our bitcoin strategy. Our interest payments for the six months ended June 30, 2025 have increased compared to the same period in the prior year primarily due to the issuances of the 2028 Convertible Notes and 2032 Convertible Notes.

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets, advance deposits on a new corporate aircraft, and expenditures on property and equipment. Net cash used in investing activities increased $12.02 billion for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to a $12.00 billion increase in purchases of bitcoins and a $22.0 million deposit on a new corporate aircraft. During the six months ended June 30, 2025, we purchased $14.43 billion of bitcoin using net proceeds from the issuances of our 2030B Convertible Notes; net proceeds from the public offerings of our STRK Stock, STRF Stock and STRD Stock; net proceeds from the sale of class A common stock under our at-the-market common stock equity offering program; and net proceeds from the sale of STRK Stock and STRF Stock under our at-the-market STRK Stock and STRK Stock offering programs, respectively; while during the six months ended June 30, 2024, we purchased $2.433 billion of bitcoin using net proceeds from the issuances of our 2030A Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, net proceeds from the sale of class A common stock under our at-the-market equity offering program then in place, and Excess Cash.

Net cash provided by financing activities. The changes in cash provided by financing activities primarily relate to the issuance and subsequent repayment of long-term debt; the sale of class A common stock under our at-the-market common stock offering program; the sale of our STRK Stock and STRF Stock under our at-the-market STRK Stock and STRF Stock offering programs, respectively; dividends paid on our STRK Stock and STRF Stock, net proceeds from the initial public offerings of our STRK Stock, STRF Stock, and STRD Stock; the exercise or vesting of certain awards under the Stock Incentive Plans, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities increased $12.05 billion for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to (i) a $9.51 billion increase in net proceeds from our sale of class A common stock under our at-the-market offering programs and (ii) $2.891 billion in aggregate net proceeds from the initial public offerings of our STRK Stock, STRF Stock, STRD Stock, and sales of STRK Stock and STRF Stock under our at-the-market STRK Stock and STRF Stock offering programs, respectively during the six months ended June 30, 2025, partially offset by (iii) a $176.5 million decrease in long-term debt proceeds, net of issuance costs, during the six months ended June 30, 2025, as compared to the same period in the prior year, (iv) a $131.5 million decrease in proceeds from the exercise of stock options under the Stock Incentive Plans in the six months ended June 30, 2025, as compared to the same period in the prior year and (v) $58.1 million in dividends paid on our preferred stock during six months ended June 30, 2025.

Long-term Debt

The terms of each of the long-term debt instruments are discussed more fully in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

In February 2021, we issued $1.050 billion aggregate principal amount of the 2027 Convertible Notes; in March 2024, we issued $800.0 million aggregate principal amount of the 2030A Convertible Notes and $603.7 million aggregate principal amount of the 2031 Convertible Notes; in June 2024, we issued $800.0 million aggregate principal amount of the 2032 Convertible Notes; in September 2024 we issued $1.010 billion aggregate principal amount of the 2028 Convertible Notes, in November 2024 we issued $3.000 billion aggregate principal amount of the 2029 Convertible Notes, and in February 2025 we issued $2.000 billion aggregate principal amount of the 2030B Convertible Notes. We principally used the net proceeds from the issuances of the Convertible Notes to acquire bitcoin, and we used a portion of the net proceeds from the 2028 Convertible Notes to redeem the 2028 Secured Notes, as discussed further below.

During the six months ended June 30, 2025, we paid $17.23 million in interest to holders of the Convertible Notes. During the six months ended June 30, 2024, we paid $2.4 million in interest to holders of the Convertible Notes. During the six months ended June 30, 2025, we issued 7,373,528 shares of class A common stock and paid a nominal amount of cash in lieu of fractional shares in connection with the full conversion of $1.050 billion aggregate principal amount of 2027 Convertible Notes then outstanding equal to 100% of the principal amount of the 2027 Convertible Notes redeemed, plus accrued and unpaid interest, to but excluding such date. During the six months ended June 30, 2024, we issued 12,672,400 shares of class A common stock and paid a nominal amount of cash in lieu of fractional shares in connection with the conversion requests in respect to $504.4 million in principal amount of the 2025 Convertible Notes. The remaining 2025 Convertible Notes were redeemed or converted into class A common stock in the third quarter of 2024 and were not outstanding as December 31, 2024 or June 30, 2025.

In June 2021, we issued $500.0 million aggregate principal amount of the 2028 Secured Notes. We used the net proceeds from the issuance of the 2028 Secured Notes to acquire bitcoin. We did not pay any interest related to the 2028 Secured Notes during the six months ended June 30, 2025 or 2024. On September 26, 2024, we redeemed all of the outstanding 2028 Secured Notes at an aggregate redemption price of approximately $523.9 million and all collateral securing the 2028 Secured Notes was released.

In June 2022, we, through one of our wholly-owned subsidiaries, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. During each of the six months ended June 30, 2025 and 2024, we paid $0.5 million in principal and interest to the lender.

In June 2025, we entered into a loan agreement that provides for aggregate borrowings of up to $31.1 million, available in multiple tranches, and bearing interest, with respect to each tranche, at a variable rate equal to the one-year Secured Overnight Financing Rate plus 4.24%. The loan will mature in December 2026. As of June 30, 2025, the loan had a net carrying value of $15.8 million, and an outstanding principal balance of $16.07 million.

Other than as discussed above, during the six months ended June 30, 2025 and 2024, we did not repurchase or prepay any of our outstanding debt. We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also seek to prepay our outstanding indebtedness. The amounts involved in any such repurchase or prepayment may be material. We could seek to fund any such debt repurchases or prepayments using proceeds from equity offerings that we may choose to undertake from time-to-time.

At-the-Market Equity Offerings

From time to time, we have entered into sales agreements with agents pursuant to which we could issue and sell shares of our class A common stock through at-the-market equity offering programs, which we refer to as the Common Stock ATM Offerings.

On March 10, 2025, we entered into a sales agreement with agents pursuant to which we may issue and sell shares of our STRK Stock through the STRK ATM Offering. On May 22, 2025, we entered into a sales agreement with agents pursuant to which we may issue and sell shares of our STRF Stock through the STRF ATM Offering. On July 7, 2025, we amended this sales agreement to add another sales agent. Also on July 7, 2025, we entered into a sales agreement with agents pursuant to which we may issue and sell shares of our STRD Stock through the STRD ATM Offering. On July 31, 2025, we entered into a sales agreement with agents pursuant to which we may issue and sell shares of our STRC Stock through the STRC ATM Offering.

See Note 11, At-the-Market Offerings and Note 14, Subsequent Events to the Consolidated Financial Statements for additional information regarding the Common Stock ATM Offerings, the STRK ATM Offering, the STRF ATM Offering, the STRD ATM Offering and the STRC ATM Offering.

The following table sets forth total shares sold and total net proceeds received (net of sales commissions and expenses) from shares sold under our at-the-market equity offering programs for the periods indicated (in thousands, except number of shares).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Number of shares sold pursuant to at-the-market sales offerings:
Shares of class A common stock sold pursuant to the Common Stock ATM Offerings	14,225,620	0	26,850,215	1,951,620
Shares of STRK Stock sold pursuant to the STRK ATM Offering	4,551,460	n/a	4,901,367	n/a
Shares of STRF Stock sold pursuant to the STRF ATM Offering	1,566,750	n/a	1,566,750	n/a

Net proceeds received from shares sold pursuant to at-the-market sales offerings:
Net proceeds received from sales made pursuant to the Common Stock ATM Offerings	$5,248,692	$0	$9,647,897	$137,152
Net proceeds received from sales made pursuant to the STRK ATM Offering	446,792	n/a	477,190	n/a
Net proceeds received from sales made pursuant to the STRF ATM Offering	163,034	n/a	163,034	n/a
Total net proceeds received from shares sold pursuant to at-the-market equity offering programs	$5,858,518	$0	$10,288,121	$137,152

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

Non-GAAP income (loss) from operations

Non-GAAP income (loss) from operations excludes share-based compensation expense, which is a significant non-cash expense that we believe is not reflective of our general business performance, and for which the accounting requires management judgment. Consequently, our accounting for share-based compensation expense could vary significantly in comparison to other companies. The following is a reconciliation of our non-GAAP income (loss) from operations to income (loss) from operations, its most directly comparable GAAP measure, (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reconciliation of non-GAAP income (loss) from operations:
Income (loss) from operations	$14,031,990	$(200,274)	$8,110,578	$(403,976)
Share-based compensation expense	15,742	20,621	27,561	38,412
Non-GAAP income (loss) from operations	$14,047,732	$(179,653)	$8,138,139	$(365,564)

Non-GAAP net income (loss) attributable to common stockholders and non-GAAP diluted income (loss) per common share

Non-GAAP net income (loss) attributable to common stockholders and non-GAAP diluted income (loss) per common share each exclude the impact of (i) share-based compensation expense, (ii) interest expense arising from the amortization of debt issuance costs on our long-term debt, and (iii) related income taxes. We believe non-GAAP net income (loss) attributable to common stockholders and non-GAAP diluted income (loss) per common share offer management and investors insight as they exclude significant non-cash expenses, and their related income tax effects. The following are reconciliations of our non-GAAP net income (loss) attributable to common stockholders and non-GAAP diluted income (loss) per common share to net income (loss) attributable to common stockholders and diluted income (loss) per common share, respectively, their most directly comparable GAAP measures (in thousands, except per share data), for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reconciliation of non-GAAP net income (loss) attributable to common stockholders of Strategy:
Net income (loss) attributable to common stockholders of Strategy	$9,971,736	$(102,559)	$5,745,129	$(155,677)
Share-based compensation expense	15,742	20,621	27,561	38,412
Interest expense arising from amortization of debt issuance costs	13	3,842	27	6,399
Income tax effects (1)	(40,904)	(57,962)	(69,137)	(167,200)
Non-GAAP net income (loss) attributable to common stockholders of Strategy	$9,946,587	$(136,058)	$5,703,580	$(278,066)

Reconciliation of non-GAAP diluted income (loss) per common share (2):
Diluted income (loss) per common share	$32.60	$(0.57)	$19.43	$(0.89)
Share-based compensation expense (per diluted common share)	0.05	0.12	0.09	0.22
Interest expense arising from amortization of debt issuance costs (per diluted common share) (3)	0.00	0.02	0.00	0.04
Income tax effects (per diluted common share) (3)	(0.13)	(0.33)	(0.23)	(0.96)
Non-GAAP diluted income (loss) per common share	$32.52	$(0.76)	$19.29	$(1.59)
(1)
Income tax effects reflect the net tax effects of share-based compensation, which includes tax benefits and expenses on exercises of stock options and vesting of share-settled restricted stock units and interest expense for amortization of debt issuance costs.

(2)
For reconciliation purposes, the non-GAAP diluted earnings (loss) per common share calculations use the same weighted average common shares outstanding as that used in the GAAP diluted earnings (loss) per common share calculations for the same period. For example, in periods of GAAP net loss, otherwise dilutive potential shares of common stock from our share-based compensation arrangements, STRK Stock and Convertible Notes are excluded from the GAAP diluted loss per common share calculation as they would be antidilutive, and therefore are also excluded from the non-GAAP diluted earnings or loss per common share calculation.

(3)
For the three and six months ended June 30, 2025, interest expense from the amortization of issuance costs of the Convertible Notes has been added back to the numerator in the GAAP diluted earnings per share calculation (as disclosed in Note 10, Basic and Diluted Earnings (Loss) per Common Share, to the Consolidated Financial Statements), and therefore the per diluted share effects of the amortization of issuance costs of the Convertible Notes have been excluded from the “Interest expense arising from amortization of debt issuance costs (per diluted share)” and “Income tax effects (per diluted share)” lines in the above reconciliation for the three and six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of market price changes in bitcoin, foreign currency fluctuations and interest rate risk.

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin. We account for our bitcoin as indefinite-lived intangible assets. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. As of June 30, 2025, we held approximately 597,325 bitcoins with a carrying value of $64.363 billion on our Consolidated Balance Sheet. Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $120,000 per bitcoin in our principal market in the 12 months preceding the date of this report. A significant decrease in the price of bitcoin would have a material adverse effect on our earnings.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 43.0% and 42.8% of our total revenues for the three months ended June 30, 2025 and 2024, respectively, and 42.9% and 43.5% of our total revenues for the six months ended June 30, 2025, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of June 30, 2025 and December 31, 2024, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 5.2% and 5.7%, respectively. If average exchange rates during the six months ended June 30, 2025 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2025 would have decreased by 3.8%. During the six months ended June 30, 2025, our revenues were not significantly impacted by changes in weighted average exchange rates, as compared to the same period in the prior year.

Interest Rate Risk. We are exposed to changes in interest rates primarily via our STRC Stock, which accumulates cumulative dividends, which we refer to in this Item 3 Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which has been initially set at 9.00% per annum. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a requirement to declare a dividend equal to at least the monthly SOFR per annum rate. Our current intention (which is subject to change in our sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as we believe is designed to cause the STRC Stock to trade at prices at or close to its stated amount of $100 per share.

As of July 31, 2025, if we determined to increase the regular dividend rate on our STRC Stock by 0.50%, the STRC Stock’s monthly dividend accrual would increase by approximately $1.2 million. We do not believe our interest rate risk exposure via the STRC Stock is material as of July 31, 2025.

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

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding material pending legal proceedings in which we are involved, see “Commitments and Contingencies – Shareholder and Derivative Actions” in Note 6 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our class A common stock and our Preferred Stock, which we refer to collectively as our “listed securities,” could decline, and you may lose all or part of your investment.

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
•
the incurrence of tax liabilities on future unrealized gains on our bitcoin or as result of the net increase of $12.75 billion to the opening balance of our retained earnings as of January 1, 2025 in connection with the adoption of ASU 2023-08;
•
regulatory, commercial, and technical developments related to bitcoin or the Bitcoin blockchain, or digital assets more generally;
•
the incurrence of additional fixed interest charges or dividend obligations on our outstanding or newly issued Preferred Stock;
•
the impact of war, terrorism, infectious diseases, natural disasters and other global events, and government responses to such events, on the global economy and the market for and price of bitcoin;
•
significant changes to our software business, including significant changes in our software sales or operating expenses, or the timing of announcements of new offerings or research and development projects by us or our competitors; and
•
our profitability and expectations for future profitability and their effect on our deferred tax balances and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made, as well as increases or decreases in our unrecognized tax benefits.

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as interest expense on our debt, dividend obligations on our outstanding Preferred Stock, tax liabilities, office leases and certain personnel costs, are relatively fixed. We do not expect the cash generated by our software operations to be sufficient to cover such expenses, and we expect to use proceeds from equity or debt financings to pay our expenses and satisfy our liquidity needs that are in excess of our operating cash flows. If we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell bitcoin to satisfy our financial obligations. Such actions could cause significant variation in our operating results in any quarter.

Based on the above factors, we believe quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. For example, a decline in the price of bitcoin at March 31, 2025 from the price at January 1, 2025 resulted in our experiencing a $5.91 billion unrealized loss on digital assets for the quarter ended March 31, 2025, while an increase in the price of bitcoin at June 30, 2025 from the price at March 31, 2025 resulted in our experiencing a $14.05 billion unrealized gain on digital assets for the quarter ended June 30, 2025. Additionally, due to the above factors, it is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the market price of our listed securities may fall.

We may not be able to remain profitable in future periods

As of January 1, 2025, we have adopted ASU 2023-08, pursuant to which we are required to recognize increases or decreases in fair value of our digital assets as incurred in our Consolidated Statements of Operations. We generated net income of $10.02 billion for the three months ended June 30, 2025 and $5.80 billion for the six months ended June 30, 2025, primarily due to a $14.05 billion and $8.14 billion, respectively, unrealized gain on digital assets for the respective periods, partially offset by $4.04 billion and $2.34 billion respectively, in deferred tax expenses during the respective periods. We may not be able to remain profitable in future periods, particularly if we incur significant unrealized losses related to our digital assets, which will depend on the price of bitcoin at the end of the applicable period. As a result, our results of operations and financial condition may be materially adversely affected. Additionally, even during periods when we experience significant unrealized gains on digital assets (such as the three- and six-month periods ended June 30, 2025), we may nevertheless continue to experience significant cashflow shortfalls unless we sell our bitcoin or otherwise generate cashflow using our bitcoin.

As of June 30, 2025, we had deferred tax liabilities with respect to the unrealized gain on our bitcoin holdings of approximately $6.31 billion. Our deferred tax liabilities are partially offset by deferred tax assets, such as net operating losses and capitalized research and development costs. If the market value of bitcoin declines in future periods, our deferred tax liability with respect to the unrealized gain on our bitcoin holdings will decrease, and we may be required to establish additional valuation allowances against our deferred tax assets. Such increases in valuation allowances could materially and adversely affect net income in periods in which such charges are incurred.

A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs

As of July 31, 2025, our outstanding indebtedness was $8.24 billion, and our annual contractual interest expense was $36.5 million. Additionally, as of July 31, 2025, we had outstanding $6.3 billion aggregate notional value of our outstanding Preferred Stock, with respect to which the aggregate annual regular dividends payable (including in the case of STRD Stock, as and if declared, and in the case of STRC Stock, assuming the initial dividend rate of 9.00% remains unchanged) were $568.03 million.

As part of our bitcoin strategy, we expect to incur or continue to incur additional indebtedness and fixed charges, and we expect to issue additional preferred stock. For the quarter ended June 30, 2025, our enterprise analytics software business did not generate positive cash flow from operations, and we do not expect our enterprise analytics software business to generate sufficient cash flow from operations to satisfy our financial obligations or liquidity needs over the next twelve months. If our enterprise analytics software business does not generate cash flows in future periods sufficient to satisfy our financial obligations and liquidity needs, including repayment of principal and payment of interest on our debt and cash dividends on our Preferred Stock, we intend to fund such payments using cash proceeds from equity or debt financings. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the market value of our bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations and liquidity needs. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis.

As bitcoin constitutes the vast bulk of assets on our balance sheet, if we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell bitcoin to satisfy our financial obligations or liquidity needs, and we may be required to make such sales at prices below our cost basis or on terms that are otherwise unfavorable. Any such sale of bitcoin may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our bitcoin in amounts and at prices sufficient to satisfy our financial obligations or liquidity needs, including our debt service and cash dividend payments on our Preferred Stock, could cause us to default under such obligations. Any default on our current or future indebtedness or any of our outstanding or newly issued preferred stock could have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” and “Risks Related to Our Preferred Stock” for additional details about the risks which may impact us if we are unable to satisfy our debt service and cash dividend obligations.

Unrealized gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022

The U.S. enacted the IRA in August 2022. Unless an exemption applies, the IRA imposes a 15% CAMT on a corporation with respect to an initial tax year and subsequent tax years, if the average annual AFSI for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of the Treasury and the IRS issued proposed regulations with respect to the application of the CAMT. On June 2, 2025, the IRS published Notice 2025-27, which signaled that the IRS plans to issue additional interim guidance on how unrealized gains and losses on certain investment assets reported for financial statement purposes should be taken into account for purposes of determining AFSI. On July 30, 2025, a White House working group established by President Trump in January 2025 published a report on strengthening American leadership in digital financial technology, which called for the Department of the Treasury and the IRS to publish guidance addressing the determination of AFSI with respect to financial accounting for unrealized gains and losses on investment assets other than stock and partnership interests.

On January 1, 2025, we adopted ASU 2023-08. ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, with gains and losses from changes in the fair value of our bitcoin recognized in net income each reporting period. As a result of our adoption of ASU 2023-08, as of January 1, 2025, we applied a net increase to the opening balance of our retained earnings of $12.75 billion. For purposes of calculating the AFSI, we will be required to ratably allocate this increase to our retained earnings over a four year period, from 2025 through 2028. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the currently proposed regulations issued in September 2024 provide that, among other adjustments, our AFSI must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations with respect to CAMT, when finalized, are revised to provide relief (or other interim relief is granted), we expect, given the magnitude of our unrealized gain on digital assets as of June 30, 2025, that we would become subject to the CAMT beginning in the 2026 tax year. Whether we do become subject to the CAMT will depend on numerous factors outside of our control, including the publication of any interim or final guidance with respect to the CAMT or the calculation of AFSI, as well as the magnitude of our unrealized gains or losses on our bitcoin holdings for the year ending December 31, 2025, which in turn will depend on our bitcoin holdings and the market value of bitcoin as of that date. If we become subject to the CAMT, this could result in a significant increase in our total tax obligations, which we would need to satisfy in cash, which in turn could materially affect our financial results, including our financial condition, cash flow and results of operations. Additionally, because unrealized gain on our digital assets does not increase our cash flow, if we become subject to CAMT, we may need to liquidate some of our bitcoin holdings or issue additional debt or equity securities to raise cash sufficient to satisfy our tax obligations.

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income tax liability could be materially adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates, earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, changes in the valuation of our deferred tax assets and liabilities, changes in the amount of our unrecognized tax benefits, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, if we sold any of our bitcoin at prices greater than the cost basis of the bitcoin sold, we would incur a tax liability with respect to any gain recognized, and such tax liability could be material. Changes in the tax laws of foreign jurisdictions could arise, including as a result of the project undertaken by the Organisation for Economic Co-operation and Development (“OECD”) to combat base erosion and profit shifting. The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, make substantial changes to numerous long-standing tax positions and principles. These changes, many of which have been adopted or are under active consideration by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.

After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime (or the Net CFC Tested Income regime after enactment of the One Big Beautiful Bill Act of 2025). Beginning in fiscal year 2026, the deduction allowable under the GILTI regime (or the Net CFC Tested Income regime) will decrease from 50% to 40%, which will increase the effective tax rate imposed on our income. The U.S. also enacted the IRA in August 2022. On September 12, 2024, the Department of the Treasury and the IRS issued proposed regulations with respect to the application of the CAMT. Unless an exemption applies, the IRA imposes (i) a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations, and (ii) a 15% CAMT on a corporation with respect to an initial tax year and subsequent tax years, if the average annual AFSI for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. As discussed in greater detail under the risk factor heading “Risks Related to Our Business in General-Unrealized gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022,” as a result of the enactment of the IRA and our adoption of ASU 2023-08 on January 1, 2025, unless the IRA is amended or the proposed regulations with respect to CAMT, when finalized, are revised to provide relief (or other interim relief is granted), we expect, given the magnitude of our unrealized gain on digital assets as of June 30, 2025, that we would become subject to the CAMT in the 2026 tax year. Whether we do become subject to the CAMT will depend on numerous factors outside of our control, including the publication of any interim or final guidance with respect to the CAMT or the calculation of AFSI, as well as the magnitude of our unrealized gains or losses on our bitcoin holdings for the year ending December 31, 2025, which in turn will depend on our bitcoin holdings and the market value of bitcoin as of that date. If we become subject to these new taxes under the IRA, for these or any other reasons, it could result in a material tax obligation, which we would need to satisfy in cash, which in turn could materially affect our financial condition, cash flow and results of operations. Additionally, because unrealized gain on our digital assets does not increase our cash flow, if we become subject to CAMT, we may need to liquidate some of our bitcoin holdings or issue additional debt or equity securities to raise cash sufficient to satisfy our tax obligations. Further, other existing domestic or foreign tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied in a manner that negatively impacts us.

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

Risks Related to Our Bitcoin Strategy and Holdings

Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin

Our bitcoin strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $120,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Quarterly Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

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

Our bitcoin holdings significantly impact our financial results and the market price of our listed securities. Our bitcoin holdings have significantly affected our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our listed securities. For further details, see “Risks Related to Our Bitcoin Strategy and Holdings - Our historical financial statements prior to March 31, 2025 do not reflect the potential variability in earnings that we have experienced to date and may experience in the future relating to our bitcoin holdings.”

Our assets are concentrated in bitcoin. The vast bulk of our assets are concentrated in our bitcoin holdings. The concentration of our assets in bitcoin limits our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of assets.

Our bitcoin strategy relies substantially on our ability to complete equity and debt financings. Substantially all of our bitcoin purchases have been made using proceeds from equity and debt financings. Our ability to achieve the objectives of our bitcoin strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our bitcoin strategy.

Our bitcoin strategy has not been tested over an extended period of time or under all market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold bitcoin. This strategy has not been tested over an extended period of time or under all market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. If bitcoin prices were to decline or our bitcoin strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

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

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard is now effective, and we have applied a cumulative-effect net increase to the opening balance of retained earnings as of January 1, 2025 of $12.75 billion. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet. For example, we incurred an unrealized loss on digital assets of $5.91 billion for the quarter ended March 31, 2025, and an unrealized gain on digital assets of $14.05 billion for the quarter ended June 30, 2025, and significant variances in gains and losses could occur in future quarters. As described in greater detail under the risk factor heading “Risks Related to Our Business in General-Unrealized gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022,” ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of January 1, 2025 and not permitting retrospective restatement of our historical financial statements, our results for the quarter ended June 30, 2025, and for future periods, will not be comparable to results from periods prior to our adoption of the guidance.

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
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, other companies executing a similar bitcoin strategy to ours, miners and investors; (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, such as the (a) transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024, (b) transfers of bitcoin to claimants following proceedings related to a 2016 hack of Bitfinex, which claims are currently being adjudicated, (c) sales of bitcoin by the German government following the seizure of about 50,000 bitcoin in January 2024 from the operator of Movie2k.to, or (d) potential sales of 69,370 bitcoin seized from the Silk Road marketplace by the U.S. Department of Justice; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products (“ETPs”);
•
negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, including, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement action against Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process and (v) activities relating to other cryptocurrencies, including “meme coins”;

•
changes in consumer preferences and the perceived value or prospects of bitcoin;
•
developments affecting other companies pursuing a bitcoin strategy similar to ours, such as the abandonment of the strategy by such other companies, the failure by such other companies to satisfy their debt or other financial obligations, market concerns as to the viability or creditworthiness of such other companies, the loss or disposition of substantial bitcoin by such other companies, regulatory or legal judgments or actions against such other companies due to their adoption of a bitcoin strategy, or any other similar actions or negative outcomes impacting such other companies, whether due to any of the various risk factors described herein or for any other reason;
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
•
developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, changes to the amount of data that may be embedded into the bitcoin blockchain, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin;
•
disruptions, failures, unavailability, or interruptions in services of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd. and others, which initially sought to freeze all assets on the Binance.US platform during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;
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
•
further reductions in mining rewards of bitcoin, including due to block reward halving events, which are programmed events that occur approximately every four years (the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the Bitcoin network;
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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could impose material additional regulatory burdens and costs for us and /or materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, within the past several years:

•
in July 2025, President Trump signed into law the Guiding and Establishing National Innovation for US Stablecoins Act (“GENIUS Act”), establishing a legislative framework for the regulation of payment stablecoins and marking the first federal legislation for the regulation of digital assets in the U.S.;
•
in July 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), a comprehensive digital asset market structure and regulation bill. The CLARITY Act, and other digital asset market structure and regulation bills, remain under consideration and continue to evolve in the U.S. Senate;
•
in January 2025, President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries and on July 30, 2025, such working group published a report on strengthening American leadership in digital financial technology, which recommended several regulatory and legislative proposals to advance President Trump’s January 2025 executive order;
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
•
in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, U.S. Commodity Futures Trading Commission (“CFTC”), the Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and
•
in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was dismissed in May 2025, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of bitcoin and our ability to own or transfer bitcoin.

It is not possible to predict whether or when new laws and regulations will be enacted or adopted that change the legal framework governing digital assets or provide additional authorities to the SEC, the CFTC, or other regulators, or whether or when any other federal, state or foreign legislative or regulatory bodies will take any similar actions. For example, the proposed CLARITY Act discussed above could, if it became law, grant the CFTC additional regulatory and supervisory powers with respect to spot digital assets, including bitcoin, as “digital commodities” and potentially result in the imposition of additional regulatory obligations and burdens to us, which could potentially include registration, disclosure, reporting, and business conduct requirements.

It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of bitcoin, as well as our ability to hold or transact in bitcoin, and in turn adversely affect the market price of our listed securities. Furthermore, other companies have begun to adopt strategies similar to ours with respect to bitcoin and other digital assets, and this could result in new laws or regulations, or new interpretations of existing laws or regulations, impacting our bitcoin strategy, particularly if the adoption of digital asset strategies by other companies continues or accelerates.

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

Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institutions to participate in markets for digital assets. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements prior to March 31, 2025 do not reflect the potential variability in earnings that we have experienced to date and may experience in the future relating to our bitcoin holdings

Our historical financial statements prior to March 31, 2025 do not fully reflect the potential variability in earnings that we have experienced to date and may experience in the future from holding or selling significant amounts of bitcoin. The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU 2023-08, which we adopted as of January 1, 2025.

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

ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. We have applied a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2025 of $12.75 billion. ASU 2023-08 does not permit retrospective restatement of prior periods. For the three and six months ended June 30, 2025, we incurred an unrealized gain on digital assets of $14.05 billion and $8.14 billion, respectively. Due to the application of a different accounting standard for the three and six months ended June 30, 2025 relative to the corresponding periods ended June 30, 2024, and due to ASU 2023-08 not permitting retrospective restatement of prior periods, our results for the three and six months ended June 30, 2025 are not comparable to our results for the corresponding prior periods, and our future results will similarly not be comparable to results from periods prior to our adoption of the guidance. Additionally, any unrealized gain on digital assets reflected in our financial results for a given quarter does not reflect cash actually earned by us during that quarter, and a significant increase in our assets included on our balance sheet is not associated with an actual increase in our liquidity.

As a result of our adoption of ASU 2023-08, we may incur greater losses during periods when we previously would have incurred smaller losses or no losses because we had already impaired the carrying value of our bitcoin to a low price observed during a prior period, and we may also incur gains during periods when the market value of bitcoin rises, as compared to periods prior to January 1, 2025, when we would not have incurred any gains under similar circumstances. Accordingly, due in particular to the volatility in the price of bitcoin, the adoption of ASU 2023-08 has to date increased, and we expect will continue to impact, the volatility of our financial results. For further details see “Risks Related to Our Bitcoin Strategy and Holdings - Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin.” Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future, and we expect ASU 2023-08 to significantly affect the carrying value of our bitcoin on our balance sheet. As a result, volatility in our earnings may be even greater in future periods than what we have experienced to date.

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

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. On January 11, 2024, and in the subsequent days following the SEC’s approval of the listing and trading of spot bitcoin ETPs, the trading price of our shares of class A common stock declined significantly relative to the value of our bitcoin. To the extent investors view our class A common stock as providing exposure to bitcoin, it is possible that the value of our class A common stock may also have included a premium over the value of our bitcoin due to the prior scarcity of traditional investment vehicles providing investment exposure to bitcoin, and that the value declined due to investors now having a greater range of options to gain exposure to bitcoin and investors choosing to gain such exposure through ETPs rather than our class A common stock. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of bitcoin as well as a decline in the value of our class A common stock relative to the value of our bitcoin, as well as our other listed securities.

Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our class A common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our class A common stock or other listed securities. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of class A common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our securities. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures exchange-traded funds (“ETFs”), leveraged bitcoin futures ETFs, companies that pursue a strategy similar to ours of acquiring digital assets, and similar vehicles offered on international exchanges, any premium or discount in our class A common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions. Additionally, to the extent that investors are seeking an investment with a dollar-denominated yield return, investors may choose to allocate to certain funds that pursue yield-based strategies based on trading derivatives of our class A common stock rather than purchasing our Preferred Stock, as the former may, from time to time, produce higher yields than our Preferred Stock.

As a result of the foregoing factors, availability of spot ETPs for bitcoin and other digital assets, as well as funds that pursue yield-based strategies based on trading derivatives of our class A common stock, could have a material adverse effect on the market price of our listed securities.

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

Although our bitcoin holdings did not serve as collateral securing any of our outstanding indebtedness as of June 30, 2025, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin

Bitcoin trading venues are relatively new (compared to stock exchanges) and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

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

Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was dismissed in May 2025, the SEC or other regulatory agencies may initiate similar actions in the future. As the price of our listed securities is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin strategy

As of July 31, 2025, we held approximately 628,791 bitcoins that were acquired at an aggregate purchase price of $46.076 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of assets, and the absence of diversification enhances the risks inherent in our bitcoin strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business

As a result of our bitcoin strategy, our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of June 30, 2025, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major update since then and may undertake additional updates in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the GENIUS Act was enacted, which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to bitcoin could expand further as a result of the GENIUS Act being enacted. As of June 30, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

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

Further, the bitcoin that we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

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

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected

Substantially all of the bitcoin we own is held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange (our principal market for bitcoin), although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. In 2025, Coinbase reported that criminals bribed certain of its non-U.S. employees to steal customer data to use in social engineering attacks. A successful security breach or cyberattack could result in:

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

As of June 30, 2025, the insurance that covers losses of our bitcoin holdings covers only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our bitcoin strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our board of directors, no shareholder or regulatory approval would be necessary. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin. Additionally, we are not a registered money market fund under the Investment Company Act of 1940, as amended, and we do not operate as a registered money market fund. Holders of our securities, including our STRC Stock, do not benefit from the protections available to holders of securities of a registered money market fund. Bitcoin does not have a similar risk profile to the assets required to be held by money market funds because, among other things, it is much more volatile and involves no principal protection. Unlike money market funds, we do not price our securities, including our STRC Stock, based on the net asset value of the pool of assets backing the securities. We are also not subject to any regulation requiring that we maintain any particular pricing or stable value, and we are not subject to the fee restrictions or liquidity requirements applicable to registered money market funds.

Our bitcoin strategy exposes us to risk of non-performance by counterparties

Our bitcoin strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses. Additionally, with more companies adopting a bitcoin strategy similar to ours, our counterparties and service providers may experience increased demand for their services, which could impact the level or quality of service we receive, or the pricing of these services in the future.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments totaled $218.4 million as of June 30, 2025. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

In addition, we had $252.1 million of other remaining performance obligations as of June 30, 2025, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of Michael J. Saylor, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. There has historically been significant competition for qualified employees across technology and other industries, and such competition may be further amplified by evolving restrictions on immigration, travel, or availability of visas for skilled workers. We may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future, particularly at times when we undergo significant headcount reductions. Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman. If we were unable to attract, train, assimilate, and retain the highly skilled personnel we need, or we were to lose the services of Mr. Saylor, our business, operating results, and financial condition could be materially adversely affected. These risks may be exacerbated if a shareholder or a group of affiliated shareholders (other than or not including Mr. Saylor) were to exercise majority voting control of the Company.

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

In addition to the provisions in certain international laws restricting the transfer of personal information to the United States, a new U.S. law also restricts the transfer of certain kinds of personal data in certain situations outside of the United States to “countries of concern,” including but not limited to China. On April 8, 2025, the U.S. Department of Justice’s National Security Division implemented the Data Security Program Rule under Executive Order 14117 and the International Emergency Economic Powers Act. This rule establishes restrictions on certain data-related transactions involving U.S. persons and entities, particularly those that may result in access to U.S. government-related data or bulk sensitive personal data of U.S. persons by foreign adversaries or entities under their control. The rule effectively imposes export control-like restrictions on the transfer, sale, or sharing of sensitive data—including genomic, geolocation, biometric, health, financial, and other personal data—to or with entities in countries of concern, as well as entities and persons associated with those countries. It also imposes additional due diligence obligations on U.S. companies concerning personal data they collect, store, or transmit. Failure to comply with the Data Security Program Rule could result in civil or criminal penalties, reputational harm, and restrictions on our ability to engage in certain business activities. Compliance may require us to modify our data handling practices, implement new controls, or terminate existing relationships with certain foreign vendors, customers, or partners. These changes could increase our operational costs, limit our market opportunities, and adversely affect our financial performance. Additionally, the scope and interpretation of the rule may evolve, and future guidance or enforcement actions could impose further obligations or restrictions.

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

Risks Related to Our Listed Securities Generally

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $12.36 as of August 10, 2020, the last trading day before our announcement, to $366.63 as of July 31, 2025. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•
fluctuations in the price of bitcoin, of which we have significant holdings, and in which we expect we will continue to make significant purchases and announcements about our transactions in bitcoin;
•
changes to our bitcoin strategy;
•
failure by us to meet our targets for our bitcoin strategy, capital plan, and financial results;
•
announcement of additional capital raising transactions;
•
regulatory, commercial and technical developments related to bitcoin or the Bitcoin blockchain;
•
quarterly variations in our results of operations or those of our competitors;
•
announcements about our earnings that are not in line with analyst expectations;
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
•
investor perception of our Company, including as compared to investment vehicles that are designed to track the price of bitcoin, such as spot bitcoin ETPs, and other companies that pursue strategies similar to ours of acquiring bitcoin or other digital assets;
•
announcements by our competitors of their earnings that are not in line with analyst expectations;
•
the volume of shares of our class A common stock and other listed securities available for public sale;
•
failure by us to declare dividends on our Preferred Stock in expected amounts or not at all;
•
adjustments of the regular dividend rate on our STRC Stock in a manner unexpected by investors and analysts;
•
sales or purchases of stock by us or by our stockholders and issuances of awards under our equity incentive plan; and
•
general economic conditions and slow or negative growth of related markets, including as a result of war, terrorism, infectious diseases, natural disasters and other global events, and government responses to such events.

In addition, the stock market and the markets for both bitcoin-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, recent trading prices of our class A common stock may reflect market dynamics that are not connected to traditional software and business intelligence industry fundamentals, or to valuation methods commonly associated with operating companies in these industries or with companies engaged predominantly in passive investments in bitcoin or other commodities, such as exchange-traded funds. Our equity market capitalization as of June 30, 2025 is well in excess of our stockholders’ equity calculated in accordance with U.S. GAAP, and in excess of valuations that might traditionally be expected based on our operating performance, cash flows and net assets. Investors may therefore be unable to assess the value our class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of our listed securities, regardless of our actual operating performance.

We are currently subject to legal actions and proceedings and may be subject to additional proceedings in the future, which could distract our management and could result in substantial costs or judgments against us

We are subject to shareholder litigation, including a putative securities class action in which we are a defendant, and certain of our directors and officers are defendants, shareholder derivative lawsuits in which we are a nominal defendant and certain of our current and former directors and officers are defendants, and a class action related to the STRK Amendment in which we are a defendant and our board of directors are defendants. See “Commitments and Contingencies – Shareholder and Derivative Actions” in Note 6 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. If these matters were concluded in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance, such a conclusion could have a material adverse effect on our financial condition and business. In addition, these matters could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of our bitcoin strategy, which could have a material adverse effect on our business. Because of the volatility in the price of bitcoin and the related significant fluctuations in the price of our listed securities, we may become subject to similar or other actions and proceedings in the future even if these matters are resolved favorably.

Because of the rights of our two classes of common stock and because Michael J. Saylor, who beneficially owns the majority of our class B common stock, controls a significant portion of our total voting power, Mr. Saylor has significant influence over matters that require approval of our stockholders and as a result could impede a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 31, 2025, there were 19,640,250 shares of class B common stock outstanding, which accounted for approximately 42.67% of the total voting power of our outstanding common stock. As of July 31, 2025, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 19,616,680 shares of class B common stock, or 42.62% of the total voting power. Accordingly, Mr. Saylor has significant influence over matters that require approval of our stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms, elections of our directors, and amendments to our certificate of incorporation and by-laws.

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

Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other securities could depress the price of our listed securities

We may issue and sell additional shares of class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, between January 1, 2024 and July 31, 2025, we have issued and sold:

•
$27.10 billion of shares of class A common stock through at-the-market equity offering programs;
•
$941.4 million of shares of STRF Stock;
•
$1.13 billion of shares of STRK Stock;
•
$1.02 billion of shares of STRD Stock;
•
$2.52 billion shares of STRC Stock;
•
$800.0 million aggregate principal amount of 2030A Convertible Notes;
•
$2.00 billion aggregate principal amount of 2030B Convertible Notes;
•
$603.7 million aggregate principal amount of 2031 Convertible Notes;
•
$800.0 million in aggregate principal amount of 2032 Convertible Notes;
•
$1.01 billion in aggregate principal amount of 2028 Convertible Notes; and
•
$3.00 billion in aggregate principal amount of 2029 Convertible Notes.

On March 10, 2025, we entered into the STRK Sales Agreement, pursuant to which we may issue and sell shares of our STRK Stock having an aggregate offering price of up to $21.0 billion. As of July 31, 2025, we may issue and sell additional shares of STRK Stock having an aggregate offering price of up to $20.45 billion from time to time under the STRK Sales Agreement.

On May 1, 2025, we entered into the May 2025 Sales Agreement, pursuant to which we may issue and sell shares of our class A common stock having an aggregate offering price of up to $21.0 billion. As of July 31, 2025, we may issue and sell additional shares of class A common stock having an aggregate offering price of up to $17.04 billion from time to time under the May 2025 Sales Agreement.

On May 22, 2025, we entered into the Original STRF Sales Agreement, pursuant to which we may issue and sell shares of our STRF Stock having an aggregate offering price of up to $2.1 billion. On July 7, 2025, we amended the Original STRF Sales Agreement to add Morgan Stanley as a sales agent. As of July 31, 2025, we may issue and sell additional shares of STRF Stock having an aggregate offering price of up to $1.88 billion from time to time under the STRF Sales Agreement.

On July 7, 2025, we entered into the STRD Sales Agreement, pursuant to which we may issue and sell shares of our STRD Stock having an aggregate offering price of up to $4.2 billion. As of July 31, 2025, we may issue and sell additional shares of STRD Stock having an aggregate offering price of up to $4.18 billion from time to time under the STRD Sales Agreement.

On July 31, 2025, we entered into the STRC Sales Agreement, pursuant to which we may issue and sell shares of our STRC Stock having an aggregate offering price of up to $4.2 billion. As of July 31, 2025, we may issue and sell additional shares of STRC Stock having an aggregate offering price of up to $4.2 billion from time to time under the STRC Sales Agreement.

We cannot predict:

•
the size of future issuances of equity securities;
•
the size and terms of future issuances of convertible debt instruments or other convertible securities; or
•
the effect, if any, that future issuances and sales of our securities will have on the market price of our listed securities.

Transactions involving newly issued class A common stock, convertible debt instruments, STRK Stock and other series of convertible preferred stock, or other convertible securities could result in possibly substantial dilution to holders of our class A common stock and securities convertible into our class A common stock, such as our STRK Stock.

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

Risks Related to Our Preferred Stock

With respect to seniority, our listed securities rank, from highest to lowest, STRF Stock, STRC Stock, STRK Stock, STRD Stock, and class A common stock. Further, our Preferred Stock is junior to our existing and future indebtedness, structurally junior to the liabilities of our subsidiaries and subject to the rights and preferences of any other class or series of preferred stock that we may issue in the future

If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available to distribute to our equity holders, including holders of our class A common stock and our Preferred Stock, only if all of our then outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights.

With respect to payments upon our liquidation, dissolution, or winding up, our series of Preferred Stock rank, from highest to lowest, as follows: STRF Stock, STRC Stock, STRK Stock, and STRD Stock. If we issue any other class or series of preferred stock senior to our existing series of Preferred Stock, which we refer to as “liquidation senior stock,” in the future, then the amounts due upon that liquidation senior stock must be paid in full before any payments can be made on the Preferred Stock or common stock. If any assets remain after any liquidation senior stock is paid in full, those assets will be distributed as follows (in each case, pro rata among holders of such series of Preferred Stock and together with any series of liquidation parity stock to such series of Preferred Stock): first, among our holders of STRF Stock, then among holders of our STRC Stock, then among holders of our STRK Stock, and then among holders of our STRD Stock, with any remaining assets distributed to holders of our common stock. If there are insufficient remaining assets available to pay the liquidation preference and unpaid accumulated dividends on any series of liquidation senior stock, holders of each series of stock that rank junior to that series of liquidation senior stock would not receive any value for their shares.

If we issue any dividend senior stock in the future, such dividend senior stock could contain provisions that prohibit us from paying accumulated dividends on our Preferred Stock, or from purchasing, redeeming or acquiring our Preferred Stock until and unless we first pay accumulated dividends in full on such dividend senior stock.

As of June 30, 2025, excluding intercompany indebtedness, we had approximately $8.24 billion in aggregate principal amount of consolidated indebtedness outstanding, all of which ranks senior to our Preferred Stock and our common stock.

In addition, our subsidiaries have no obligation to pay any amounts on the Preferred Stock. If any of our subsidiaries liquidates, dissolves or winds up, whether voluntarily or involuntarily, then we, as a direct or indirect common equity owner of that subsidiary, will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders, if any. We may never receive any amounts from that subsidiary, and, accordingly, the assets of that subsidiary may never be available to make payments on the Preferred Stock.

We may not have sufficient funds to pay dividends in cash on our Preferred Stock, or we may choose not to pay dividends on our Preferred Stock, and regulatory and contractual restrictions may prevent us from declaring or paying dividends on our Preferred Stock

We expect to fund any dividends paid in cash on our Preferred Stock primarily through additional capital raising activities, including, but not limited to, at-the-market offerings of our class A common stock, STRC Stock, or STRD Stock, as applicable. However, our ability to declare and pay cash dividends on our Preferred Stock will depend on many factors, including the following:

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
•
regulatory restrictions on our ability to pay dividends, including under the DGCL;
•
our ability to sell equity securities under new at-the-market offering programs; and
•
contractual restrictions on our ability to pay dividends.

In addition, subject to a limited exception for each of our STRF Stock and STRK Stock, our board of directors or any duly authorized committee thereof may choose not to pay accumulated dividends on our STRK Stock, STRF Stock or STRD Stock for any reason. Further, our board of directors or any duly authorized committee thereof may choose not to declare or pay accrued dividends, or to declare and pay less than the full amount of dividends, on the STRD Stock for any reason, even if we have sufficient funds to declare and pay accrued dividends on the STRD Stock in full. Accordingly, we may pay less than the full amount of dividends on our Preferred Stock. If we fail to declare and pay dividends on any series of our Preferred Stock in full, then the value of that series or our other series of Preferred Stock, as well as our class A common stock, will likely decline.

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

Under the DGCL, we may declare dividends on our Preferred Stock only out of our “surplus” (which generally means our total assets less total liabilities, each measured at their fair market values, less statutory capital), or, if there is no surplus, out of our net profits for the current or the immediately preceding fiscal year. We may not have sufficient surplus or net profits to declare and pay dividends on our Preferred Stock in cash.

If we are unable or, if permitted, decide not to pay accumulated dividends on our STRK Stock in cash, then we may, but are not obligated, subject to a limited exception, to elect to pay dividends on our STRK Stock in shares of our class A common stock. However, the payment of dividends in shares of our class A common stock will cause dilution to holders of our class A common stock and exposes holders of our STRK Stock to dilution and the risk of fluctuations in the price of our class A common stock. Additionally, even if we choose to pay dividends on our STRK Stock in shares of class A common stock, the number of shares of class A common stock that we are permitted to deliver may be limited.

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

Our Preferred Stock has only limited voting rights

Our Preferred Stock confers no voting rights except with respect to certain dividend arrearages, certain amendments to the terms of our Preferred Stock, and certain other limited circumstances, and except as required by the DGCL. For example, holders of our Preferred Stock, as such, do not have the right to vote in the general election of our directors, although holders of our STRK Stock and STRF Stock, as applicable, will have a limited right, voting together with holders of any voting parity stock, if any, with similar voting rights regarding the election of directors upon a failure to pay dividends on each of our STRK Stock and STRF Stock, as applicable, which similar voting rights are then exercisable, to elect one director upon the occurrence of each of the following events: (i) if less than the full amount of accumulated and unpaid regular dividends on the outstanding STRK Stock and STRF Stock, as applicable, have been declared and paid in respect of each of four or more consecutive regular dividend payment dates; and (ii) if less than the full amount of accumulated and unpaid regular dividends on the outstanding STRK Stock and STRF Stock, as applicable, have been declared and paid in respect of eight or more consecutive regular dividend payment dates. Our STRD Stock and STRC Stock do not have any additional voting rights upon non-payment of dividends, such as the right to elect any directors. Accordingly, the voting provisions of our Preferred Stock may not afford meaningful protections. Additionally, holding STRK Stock does not confer the right to vote on an as-converted basis with holders of our class A common stock on matters on which our class A common stockholders are entitled to vote.

Without the consent of any holder of our Preferred Stock or class A common stock, we may issue preferred stock in the future that ranks equally with our STRF Stock and equally with or senior to our STRC Stock, STRK Stock or STRD Stock with respect to dividends and liquidation rights, which may adversely affect the rights of holders of our existing series of Preferred Stock and our class A common stock

Without the consent of any holder of Preferred Stock or class A common stock, we may authorize and issue preferred stock (including additional STRF Stock) that ranks equally with the STRF Stock with respect to the payment of dividends or the distribution of assets upon our liquidation, dissolution or winding up. In addition, without the consent of any holder of our STRC Stock, STRK Stock, STRD Stock or class A common stock, we may authorize and issue preferred stock (including additional shares of our existing Preferred Stock) that ranks equally with or senior to our STRC Stock, STRK Stock and STRD Stock with respect to the payment of dividends or the distribution of assets upon our liquidation, dissolution or winding up. If we issue any such preferred stock in the future, the rights of holders of our Preferred Stock and our class A common stock will be diluted and the value of our Preferred Stock and class A common stock may decline. For example, if we issue any preferred stock that is senior to STRC Stock, STRK Stock or STRD Stock in the future, such preferred stock could contain provisions that prohibit us from paying dividends on our STRC Stock, STRK Stock or STRD Stock or purchasing, redeeming or acquiring our STRC Stock, STRK Stock or STRD Stock until and unless we first pay accumulated dividends in full on such preferred stock. The issuance of any preferred stock in the future would also have the effect of further subordinating our class A common stock.

Holders of our Preferred Stock may be treated as receiving deemed distributions and holders of STRK Stock may receive distributions paid in class A common stock, and consequently may be subject to tax with respect to our Preferred Stock under certain circumstances even though no corresponding distribution of cash has been made

Under Section 305 of the Internal Revenue Code of 1986, as amended (the “Code”), holders of our Preferred Stock may be treated as receiving a deemed distribution on our Preferred Stock under certain circumstances, including (i) an increase in the liquidation preference of our Preferred Stock, (ii) if our Preferred Stock is issued at a discount or (iii) in the case of STRC Stock, if we can call STRC Stock at a price above its issue price. The liquidation preference of the Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, which adjustments may give rise to a deemed distribution to holders of Preferred Stock. See “Commitments and Contingencies—Shareholder and Derivative Actions” in Note 6, and “Subsequent Events—Amendment to STRK Stock” in Note 14, of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, if our board of directors does not declare a dividend on our STRF Stock, STRC Stock or STRK Stock in respect of any dividend period before the related dividend payment date, the deferred dividend may be treated as an increase in the liquidation preference of our STRF Stock, STRC Stock or STRK Stock that could give rise to a deemed dividend to holders of our STRF Stock, STRC Stock or STRK Stock. Although the matter is not entirely clear, we believe any deferred dividend on our STRK Stock, STRF Stock or STRC Stock, any discount on our Preferred Stock, any adjustment of the liquidation preference of the Preferred Stock in accordance with their applicable terms and, in the case of STRC Stock, any call premium, should not be treated as giving rise to a deemed distribution on our Preferred Stock. However, there is no assurance that the IRS or an applicable withholding agent will not take a contrary position.

In addition, the conversion rate of our STRK Stock is subject to adjustment in certain circumstances. If and to the extent that certain adjustments in the conversion rate (or failures to adjust the conversion rate) increase the proportionate interest of a holder of our STRK Stock in our assets or earnings and profits, the holder of our STRK Stock may be deemed to have received for U.S. federal income tax purposes a deemed distribution without the receipt of any cash or property.

Furthermore, upon a conversion of our STRK Stock into shares of our class A common stock, depending on the circumstances, any class A common stock received in respect of any deferred and unpaid dividend (and any dividend that has been declared and not yet paid as well as any accrued but unpaid dividend in the then-current dividend period) could be treated as a deemed distribution for U.S. federal income tax purposes.

Any deemed distribution on our Preferred Stock or any distribution to holders of our STRK Stock that is paid in shares of our class A common stock will generally be taxable to the same extent as a cash distribution. In addition, for any holder of our Preferred Stock that is a non-U.S. holder, any deemed distribution or non-cash distribution could be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty. Because deemed distributions or non-cash distributions received by a holder of our Preferred Stock would not give rise to any cash from which any applicable withholding tax could be satisfied, if we (or an applicable withholding agent) pay withholding (including backup withholding) on behalf of a holder of our Preferred Stock, we (or an applicable withholding agent) may set off any such payment against, or withhold such taxes from, payments of cash or, in the case of our STRK Stock, delivery of shares of our class A common stock to such holder of our Preferred Stock (or, in some circumstances, any payments on our class A common stock) or sales proceeds received by, or other funds or assets of, such holder of our Preferred Stock, or require alternative arrangements with respect to such withholding taxes (e.g., in the case of our STRK Stock, deposit for taxes prior to delivery of any dividend in the form of class A common stock or of conversion consideration).

The application of the rules under Section 305 of the Code to our Preferred Stock is uncertain, and holders of our Preferred Stock should consult their tax advisors about the impact of these rules in their particular situations.

Holders of our Preferred Stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income

Distributions paid to corporate U.S. holders of our Preferred Stock may be eligible for the dividends-received deduction and distributions paid to non-corporate U.S. holders of our Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes and certain holding period and other requirements are met. We may not have sufficient current or accumulated earnings and profits during any fiscal year for the distributions on our Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If any distributions on our Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or for the preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, the trading price of our Preferred Stock may decline.

The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our Preferred Stock

Under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”), if stock of a corporation is structured such that dividends paid with respect to the stock are economically (in whole or in part) a return of the stockholder’s investment (rather than a return on the stockholder’s investment), then the stock is characterized as “fast-pay stock” and is subject to adverse tax reporting requirements and potentially penalties, as described below. In addition, under the Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, stock is presumed to be fast-pay stock if it is structured to have a dividend that is reasonably expected to decline (as opposed to a dividend rate that is reasonably expected to fluctuate or remain constant) (for such purpose, the dividend rate may be viewed as reasonably expected to decline if we are reasonably expected to stop paying regular dividends on our Preferred Stock or if the maximum Compounded STRF Dividend Rate (as defined in the certificate of designations for the STRF Stock) is in effect with respect to the STRF Stock or if we are reasonably expected to reduce the monthly regular dividend rate over a meaningful time period with respect to the STRC Stock) or is issued for an amount that exceeds (by more than a de minimis amount, as determined under applicable Treasury Regulations) the amount at which the stockholder can be compelled to dispose of the stock. It is not clear what amount would constitute “de minimis” in the case of stock with a perpetual term.

The determination of whether stock is fast-pay stock is based on all the facts and circumstances. To determine if it is fast-pay stock, stock is examined when issued, and, for stock that is not fast-pay stock when issued, when there is a significant modification in the terms of the stock or the related agreements or a significant change in the relevant facts and circumstances. The relevant tax regulations do not indicate the types of significant changes in facts and circumstances that are intended to give rise to such a determination, and therefore it is possible that such a change could arise when, for example, a Compounded STRF Dividend Rate becomes in effect with respect to the STRF Stock or there is a change to the terms of our optional redemption right with respect to the STRC Stock.

We do not believe that our previously issued Preferred Stock is fast-pay stock.

We may issue additional shares of our Preferred Stock (or resell any shares that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares for the purpose of analyzing the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. It is possible, however, that Additional Shares may be issued at a premium above their liquidation preference. As the liquidation preference of the Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, and based on the expected overall circumstances of an offering of Additional Shares of STRK Stock, it is generally not expected that the Additional Shares of Preferred Stock would be issued at such a level of premium above their liquidation preference at the time of sale of such Additional Shares so as to implicate the fast-pay stock rules. See “Subsequent Events—Amendment to STRK Stock” in Note 14, and “Commitments and Contingencies – Shareholder and Derivative Actions” in Note 6 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, with respect to the STRC Stock, we do not intend to adjust its regular dividend rate in a manner that would cause the STRC Stock to be treated as fast-pay stock. Any adjustment to STRC Stock’s regular dividend rate is expected to be consistent with our current intention to maintain the STRC Stock’s trading price at or close to its stated amount of $100 per share, and therefore the STRC Stock’s dividend rate is generally expected to fluctuate over time. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock.

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

A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued Preferred Stock to adverse consequences

If we issue Additional Shares that have a different, and potentially adverse, tax profile or treatment for U.S. federal income tax purposes from our previously issued Preferred Stock, since such Additional Shares would trade under the same CUSIP or other identifying number as that of our previously issued STRF Stock, STRC Stock, STRK Stock or STRD Stock, as applicable, our previously issued Preferred Stock may be treated by subsequent purchasers, withholding agents and potentially the IRS as having the same profile or treatment as such Additional Shares if our previously issued Preferred Stock is not otherwise distinguishable from the Additional Shares.

For example, notwithstanding our intent not to issue any Additional Shares that are fast-pay stock, the IRS could assert that such Additional Shares constitute fast-pay stock, particularly, with respect to Additional Shares of STRK Stock, if they are issued at a premium to their liquidation preference. See “—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our Preferred Stock” above.

Furthermore, if any Additional Shares are issued at a price that exceeds their liquidation preference, such Additional Shares would constitute “disqualified preferred stock” within the meaning of Section 1059(f)(2) of the Code and any corporate U.S. holder generally will be required to reduce its tax basis (but not below zero) in our Preferred Stock by the amount of any dividends-received deduction it receives. The liquidation preference of our Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, which adjustment may be taken into account for purposes of disqualified preferred stock determination. See “Subsequent Events—Amendment to STRK Stock” in Note 14, and “Commitments and Contingencies – Shareholder and Derivative Actions” in Note 6, of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. If Additional Shares issued are considered disqualified preferred stock, our previously issued Preferred Stock could also be subject to the same treatment as a practical matter due to fungible trading.

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

Because the IRS or other parties (such as withholding agents) may not be able to distinguish our Preferred Stock offered or resold from time to time, a holder of our Preferred Stock might be subject to adverse tax consequences or might be required to demonstrate to the IRS (or such other parties) that the holder purchased our Preferred Stock in a specific offering to which those adverse tax consequences did not apply. Moreover, any adverse tax consequences as described above in connection with the future issuance of Additional Shares may adversely affect the trading price of our Preferred Stock.

Provisions of our Preferred Stock could delay or prevent an otherwise beneficial takeover of us

Certain provisions in our Preferred Stock could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to certain exceptions, holders of our Preferred Stock will have the right to require us to repurchase their Preferred Stock for cash. These fundamental change provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our Preferred Stock or holders of our class A common stock may view as favorable.

The accounting method for our Preferred Stock may result in lower reported net earnings attributable to common stockholders and lower reported diluted earnings per share

The accounting method for reflecting the conversion and other provisions of our Preferred Stock in our financial statements may adversely affect our reported earnings. Applicable accounting standards require us to separately account for certain redemption features associated with our Preferred Stock as embedded derivatives. Under this treatment, any embedded derivatives are measured at its fair value and accounted for separately as liabilities that are marked to market at the end of each reporting period. For each financial statement period after the issuance of the preferred stock, a gain or loss would be reported in our statement of operations to the extent the valuation of any of the embedded derivatives changes from the previous period. This accounting treatment may subject our reported net income (loss) to significant non-cash volatility. In addition, the if-converted method applies to reflect our STRK Stock in the calculation of our diluted earnings per share. Under this method, diluted earnings per share is calculated assuming that our STRK Stock is converted at the beginning of the reporting period (or, if later, the time our STRK Stock is issued). However, this calculation is not made if reflecting our STRK Stock in diluted earnings per share in this manner is anti-dilutive. Accordingly, the application of the if-converted method to our STRK Stock may result in lower reported diluted earnings per share.

In addition, accounting standards may change in the future. Accordingly, we may account for our Preferred Stock in a manner that is significantly different than described above

Our right to unilaterally reduce the regular dividend rate of the STRC Stock could cause the STRC Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of the STRC Stock to decrease, and could otherwise significantly harm investors

The STRC Stock will accumulate cumulative regular dividends on the stated amount thereof at a variable rate per annum equal to the monthly regular dividend rate per annum. The monthly regular dividend rate per annum has been initially set at 9.00%. However, we will have the right, in our sole and absolute discretion, to adjust the monthly regular dividend rate per annum that applies to each regular dividend period that begins after the first regular dividend period. Our right to adjust the monthly regular dividend rate per annum will be subject to certain restrictions. For example, we will not be permitted to reduce the monthly regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the monthly SOFR per annum on the first business day of such prior regular dividend period, over (y) the minimum of the monthly SOFR per annum rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the monthly SOFR per annum in effect on the business day before we provide notice of the next regular dividend rate. In addition, we will not be entitled to reduce the monthly regular dividend rate per annum of the STRC Stock unless, at the time we provide the related notice of the adjustment, all accumulated regular dividends, if any, on the STRC Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full (or have been declared in full and consideration in kind and amount that is sufficient, in accordance with the certificate of designations, to pay such accumulated regular dividends, is set aside for the benefit of the preferred stockholders entitled thereto).

Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the monthly regular dividend rate per annum in such a manner as we believe will maintain STRC Stock’s trading price at or close to its stated amount of $100 per share. We may, at any time in our sole and absolute discretion, and without the consent of any holder of STRC Stock, choose to reduce the monthly regular dividend rate per annum to the maximum extent permitted by the terms of the STRC Stock, without regard to the impact that reduction may have on the trading price or value of the STRC Stock. If we reduce the monthly regular dividend rate per annum, then the trading price or value of the STRC Stock could decrease significantly. If you hold STRC Stock at the time of such a decrease, the value of your investment could materially depreciate, and you may not be able to resell your STRC Stock at favorable prices, if at all. Moreover, the mere existence of our right to unilaterally reduce the monthly regular dividend rate per annum could, in itself and without any actual reduction in the monthly regular dividend rate per annum, cause the STRC Stock to trade at prices below those that may otherwise be expected.

Notwithstanding the limitations on our ability to reduce the monthly regular dividend rate per annum, the trading price of STRC Stock could decline significantly if, for example, we reduce the dividend rate in successive regular dividend periods, or there is a market expectation that we do so. Further, consecutive monthly reductions of the regular dividends rate on the STRC Stock may cause the regular dividend rate on STRC Stock to be viewed as reasonably expected to decline, which could result in adverse consequences to holders of STRC Stock. See “—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our Preferred Stock” above. If we reduce the monthly regular dividend rate per annum to the minimum dividend rate of the monthly SOFR per annum, and the monthly SOFR per annum thereafter increases, we will have no obligation to increase the monthly regular dividend rate per annum to the new monthly SOFR per annum. Moreover, SOFR has a limited history, and its future performance cannot be predicted.

Despite our current intention, which is to adjust the monthly regular dividend rate per annum in such a manner as we believe will maintain STRC Stock’s trading price at or close to its stated amount of $100 per share, since we are permitted to exercise our right to adjust the monthly regular dividend rate per annum for any reason, the trading price of the STRC Stock could be significantly volatile. For example, we could choose to adjust the monthly regular dividend rate per annum for reasons not directly related to the market value of our bitcoin holdings, the credit spreads on our other debt and preferred stock instruments, or the interest rate environment. Accordingly, the trading profile of our STRC Stock could be significantly different than that of our other securities. Increased volatility could harm investors by, for example, causing wide fluctuations in the implied yield of the STRC Stock and otherwise increasing the uncertainty regarding the price at which investors may resell their STRC Stock, if at all.

Certain provisions of the STRC Stock are intended to protect investors in the event we fail to declare and pay regular dividends on the STRC Stock. These provisions include restrictions on our ability to make payments on, or engage in certain other transactions relating to, other classes of our capital stock that rank junior to, or on parity with, the STRC Stock. Our ability to reduce the monthly regular dividend rate per annum could cause these provisions to be inadequate to protect investors. For example, we could reduce the monthly regular dividend rate per annum to a sufficiently low rate that permits us to pay all accumulated regular dividends and avoid invoking the protective measures of these provisions.

We may be unsuccessful in achieving, or may abandon, our current intention of adjusting the regular dividend rate on our STRC Stock in such a manner as we believe (in our sole and absolute judgment) would be designed to cause the STRC Stock to trade at prices, or otherwise have a value, near its stated amount of $100 per share

Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the monthly regular dividend rate per annum on our STRC Stock in such a manner as we believe will maintain STRC Stock’s trading price at or close to its stated amount of $100 per share. However, we have no obligation to do so, and even if we attempt to achieve our current stated intent, any adjustments we make to the monthly regular dividend rate per annum, or any other actions we take, may fail to achieve or maintain the trading price or value of the STRC Stock near $100 per share. For example, if the STRC Stock is trading at a price per share above $100 and we reduce the monthly regular dividend rate per annum with the goal of decreasing the trading price per share of the STRC Stock to $100, such reduction may cause the trading price of the STRC Stock to decrease by a greater amount than we anticipate, such that the trading price per share of STRC Stock may decrease below $100. Similarity, if the STRC Stock is trading at a price per share below $100 and we increase the monthly regular dividend rate per annum with the goal of increasing the trading price per share of the STRC Stock to $100, such increase may cause the trading price of the STRC Stock to increase by a lesser amount than we anticipate, such that the trading price per share of STRC Stock may remain below $100.

Further, for any additional shares of STRC Stock that we issue (whether in an “at-the-market” or similar offering or otherwise following the listing of STRC Stock on The Nasdaq Global Select Market), our current intention (which is subject to change in our sole and absolute discretion) is to issue any such shares of STRC Stock at a price per share not less than $99 or more than $101. However, we may issue any additional shares of STRC Stock (whether in an “at-the-market” or similar offering or otherwise following the listing of STRC Stock on The Nasdaq Global Select Market) at any price we choose.

Like any other security, the trading price or value of the STRC Stock will depend on a wide range of factors, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control. While we expect that the dividend rate on the STRC Stock will directly impact its trading price or value, there are many other factors that could have equal or more significant impacts. Any adjustment we make to the monthly regular dividend rate per annum of the STRC Stock that is designed to achieve a specified trading price or value will, necessarily, be based on assumptions regarding those other factors. These assumptions will always be inaccurate or incomplete to some degree, and potentially to a material extent. Moreover, even if such an adjustment initially achieves a specified trading price or value, the trading price or value may fluctuate significantly throughout the relevant regular dividend period before we have an opportunity to adjust the monthly regular dividend rate per annum for the next regular dividend period.

Importantly, the mere existence of our right to unilaterally adjust the monthly regular dividend rate per annum will impact the trading price and value of the STRC Stock. Specifically, we expect the trading price of the STRC Stock at any time to reflect the market’s expectations at that time regarding how we will exercise this right in the foreseeable future. Comments we make regarding our intentions regarding the adjustment of the monthly regular dividend rate per annum could also impact the trading price and value of the STRC Stock. Modeling the impact of market expectations on the trading price of the STRC Stock may be impossible. For example, if we increase, or announce an intention to increase, the monthly regular dividend rate per annum, then the trading price of the STRC Stock may in fact decrease if the market expected us to make a larger increase.

From time to time, we may publicly disclose our expected policies regarding adjustments to the monthly regular dividend rate per annum of the STRC Stock. These disclosures may include specific numerical frameworks setting forth the amount of any change to the monthly regular dividend rate per annum that we intend to make based on the trading price of the STRC Stock or other metrics. In all cases, these disclosures refer only to our current intent as of the time of the applicable disclosure; they are neither a guarantee that the STRC Stock will trade at a specified price in response to any changes to the monthly regular dividend rate per annum, nor a guarantee that we will make any specific adjustment to the monthly regular dividend rate per annum. Moreover, we are free to abandon our stated intent, as described above, or any policies or frameworks that we may subsequently disclose publicly, at any time in our sole and, at any time in our sole and absolute discretion and without the consent of any preferred stockholder. See “—Our right to unilaterally reduce the regular dividend rate of the STRC Stock could cause the STRC Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of the STRC Stock to decrease, and could otherwise significantly harm investors” above.

Future sales or other dilution of our class A common stock, including other equity-related securities, could dilute our existing stockholders or otherwise depress the market price of our class A common stock and the value of our STRK Stock

Future sales of our class A common stock in the public market, or the perception that such sales could occur, or the issuance of class A common stock upon the conversion of our STRK Stock could negatively impact the market price of our class A common stock, and, accordingly, the value of our STRK Stock. The terms of our STRK Stock, STRF Stock, and STRD Stock do not restrict our ability to issue additional STRK Stock, class A common stock or other equity-related securities in the future. Future sales or issuances of class A common stock, STRK Stock or other equity-related securities could be dilutive to holders of our class A common stock and STRK Stock and could adversely affect their voting and other rights and economic interests. If we issue additional shares of our STRK Stock, shares of class A common stock (including as payment for regular dividends on our STRK Stock), or other equity-related securities, the price of our class A common stock and the value of our STRK Stock may decline. We cannot predict the size of future issuances of our class A common stock or other securities or the effect, if any, that the issuance of our STRK Stock, and future sales and issuances of our class A common stock and other securities would have on the market price of our class A common stock and the value of our STRK Stock.

In addition, the existence of our STRK Stock may encourage short selling by market participants because the conversion of our STRK Stock could be used to satisfy short positions, or anticipated conversion of our STRK Stock into shares of class A common stock could depress the price of our class A common stock. The sale or the availability for sale of a large number of shares of class A common stock in the public market could cause the market price of our class A common stock to decline.

Not all events that may adversely affect the value of our STRK Stock and our class A common stock will result in an adjustment to the conversion rate of our STRK Stock

The conversion rate of our STRK Stock is subject to adjustment for certain events, including:

•
certain stock dividends, splits and combinations;
•
the issuance of certain rights, options or warrants to holders of our class A common stock;
•
certain distributions of assets, debt securities, capital stock or other property to holders of our class A common stock;
•
cash dividends on our class A common stock; and
•
certain tender or exchange offers.

We are not required to adjust the conversion rate for other events, such as third-party tender offers or an issuance of class A common stock (or securities exercisable for, or convertible into, class A common stock) for cash, that may adversely affect the value of our STRK Stock and the trading price of our class A common stock. An event may occur that adversely affects the value of our STRK Stock and the trading price of the underlying shares of our class A common stock but that does not result in an adjustment to the conversion rate.

Certain events that can significantly reduce, or eliminate entirely, the option value of the conversion right of our STRK Stock will not require an adjustment to the conversion rate. For example, if we are party to a business combination transaction pursuant to which our class A common stock is acquired solely for cash, then, our STRK Stock will become convertible solely into cash, which will eliminate the time value, and may harm the option value, of the conversion right of our STRK Stock. Similarly, a de-listing of our class A common stock will likely severely reduce the liquidity of the market for our class A common stock and the volatility of the trading price of our class A common stock, which, in turn, will likely reduce the option value of the conversion right of our STRK Stock significantly. None of these, or certain other, events will, in themselves, require an adjustment to the conversion rate to compensate holders of STRK Stock for their lost option value.

Many convertible instruments contain “make-whole” provisions that adjust the conversion rate in a manner that is designed to compensate investors for lost option value upon the occurrence of specified events. Our STRK Stock does not contain such a provision. Accordingly, we may engage in transactions that significantly reduce the option value of the conversion right of our STRK Stock without a corresponding adjustment to the conversion rate.

Recent and future regulatory actions, changes in market conditions and other events may adversely affect the trading price and liquidity of our STRK Stock and the ability of investors to implement a convertible arbitrage trading strategy

We expect that holders of our STRK Stock may seek to employ a convertible arbitrage strategy. Under this strategy, investors typically sell short a certain number of shares of our class A common stock and adjust their short position over time while they continue to hold our STRK Stock. Investors may also implement this type of strategy by entering into swaps on our class A common stock in lieu of, or in addition to, short selling shares of our class A common stock.

The SEC and other regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our class A common stock). These rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc., and the national securities exchanges of a “limit up-limit down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts investors’ ability to effect short sales of our class A common stock or enter into equity swaps on our class A common stock could depress the trading price of, and the liquidity of the market for, our STRK Stock.

In addition, the liquidity of the market for our class A common stock and other market conditions could deteriorate, which could reduce, or eliminate entirely, the number of shares available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our class A common stock with an investor of our STRK Stock. These and other market events could make implementing a convertible arbitrage strategy prohibitively expensive or infeasible. If investors seeking to employ a convertible arbitrage strategy are unable to do so on commercial terms, or at all, then the trading price of, and the liquidity of the market for, our STRK Stock may significantly decline.

Holding STRK Stock does not, in itself, confer any rights with respect to our class A common stock

Holding STRK Stock does not confer any rights with respect to our class A common stock (including the voting rights of, and rights to receive any dividends or other distributions on, our class A common stock). However, holders of our STRK Stock are subject to all changes affecting our class A common stock to the extent the value of our STRK Stock depends on the market price of our class A common stock and to the extent they receive shares of our class A common stock upon conversion of our STRK Stock. For example, if we propose an amendment to our charter documents that requires the approval of our class A common stockholders but not the approval of the holders of our Preferred Stock, then holders of any STRK Stock will not, as such, be entitled to vote on the amendment, although those holders will be subject to any changes implemented by that amendment in the powers, preferences or special rights of our class A common stock.

Holders of STRD Stock may not receive dividends on the STRD Stock, which are discretionary and non-cumulative

Dividends on the STRD Stock are discretionary and not cumulative. If our board of directors or any duly authorized committee thereof does not declare a dividend on the STRD Stock in respect of a dividend period, then no dividend will be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date or be cumulative, and we will have no obligation to pay any dividend for that dividend period, whether or not our board of directors or any duly authorized committee thereof declares a dividend on the STRD Stock, any other series of our Preferred Stock or our common stock for any future dividend period. Accordingly, holders of STRD Stock may not receive dividends on the STRD Stock.

Risks Related to Our Outstanding and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities

As of June 30, 2025, we had $8.24 billion aggregate indebtedness, consisting of $1.01 billion aggregate principal amount of 2028 Convertible Notes, $3.00 billion in aggregate principal amount of 2029 Convertible Notes, $800.0 million aggregate principal amount of 2030A Convertible Notes, $2.00 billion aggregate principal amount of 2030B Convertible Notes, $603.7 million aggregate principal amount of 2031 Convertible Notes, $800.0 million aggregate principal amount of 2032 Convertible Notes, and $25.6 million of other long-term indebtedness. We refer in these risk factors to the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes,

2030B Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, collectively, as the “Outstanding Convertible Notes.” As of June 30, 2025, our annual contractual interest expense relating to our Outstanding Convertible Notes was $36.5 million.

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

In addition, holders of Outstanding Convertible Notes have the right to require us to repurchase all or a portion of their notes on the following dates with respect to the following Outstanding Convertible Notes: September 15, 2027 (2028 Convertible Notes), June 1, 2028 (2029 Convertible Notes), September 15, 2028 (2030A Convertible Notes and 2031 Convertible Notes), March 1, 2028 (2030B Convertible Notes), and June 15, 2029 (2032 Convertible Notes), in each case, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.

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

Despite our current level of indebtedness, we may incur substantially more indebtedness and enter into other transactions in the future which could further exacerbate the risks related to our indebtedness

Our bitcoin strategy includes acquiring bitcoin using proceeds from equity and debt financings, if available and cash flows from operations. As such, despite our current level of indebtedness, we may incur substantially more indebtedness, and we may enter into other transactions in the future. Even if we were to enter into debt or other arrangements that contain restrictions on our ability to incur additional indebtedness, these restrictions may be subject to a number of qualifications and exceptions that would allow us to incur significant additional indebtedness. To the extent we incur additional indebtedness or other obligations, the risks described herein with respect to our indebtedness may increase significantly.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three months ended June 30, 2025, the Company settled $89,000 in aggregate principal amount of the 2031 Convertible Notes as a result of certain holders electing to convert such notes by issuing class A common stock. 382 shares of class A common stock were issued in respect of all such conversions during the three months ended June 30, 2025. The shares of class A common stock issued upon conversion of each of the 2031 Convertible Notes were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Item 5. Other Information

Rule 10b5-1 Information

None of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report.

DGCL Section 204

To comply with certain technical requirements under the DGCL, on July 25, 2025, we filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) Certificates of Increase for our STRK Stock, STRF Stock, and STRD Stock. These Certificates of Increase memorialize the authorization previously granted by our board of directors to increase the number of shares of STRK Stock, STRF Stock and STRD Stock available to be issued under each of the at-the-market offering programs for such preferred stock.

On July 29, 2025, our board of directors adopted resolutions to comply with the technical requirements of Section 204 of the DGCL ratifying the issuance of shares under the at-the-market offering programs for STRK Stock, STRF Stock and STRD Stock and authorizing us to file, with the Delaware Secretary of State, a Certificate of Validation for each of the STRK Stock, the STRF Stock and the STRD Stock (collectively, the “Certificates of Validation”) that have the effect of causing the Certificates of Increase to become effective as of March 10, 2025 (with respect to the Certificate of Increase for the STRK Stock), May 22, 2025 (with respect to the Certificate of Increase for the STRF Stock) and July 7, 2025 (with respect to the Certificate of Increase for the STRD Stock), as applicable. We filed the Certificates of Validation with the Delaware Secretary of State on August 1, 2025 (the “validation effective time”). From and after the validation effective time, all such shares issued and sold under the at-the-market offering programs for each series of preferred stock are duly authorized, validly issued, and non-assessable as of the initial date of issuance.

Please refer to Exhibit 99.1 in this Quarterly Report on Form 10-Q for a notice to our shareholders under Section 204 of the DGCL.

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

3.6

Certificate of Amendment to Certificate of Designations of 8.00% Series A Perpetual Strike Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2025 (File No. 001-42509)).

3.7

Certificate of Designations of 10.00% Series A Perpetual Stride Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2025 (File No. 001-42509)).

3.8

Certificate of Designations of Variable Rate Series A Perpetual Stretch Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-42509)).

3.9

Certificate of Increase for 8.00% Series A Perpetual Strike Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-42509)).

3.10	Certificate of Validation for 8.00% Series A Perpetual Strike Preferred Stock.

3.11

Certificate of Increase for 10.00% Series A Perpetual Strife Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-42509)).

3.12	Certificate of Validation for 10.00% Series A Perpetual Strife Preferred Stock.

3.13

Certificate of Increase for 10.00% Series A Perpetual Stride Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-42509)).

3.14	Certificate of Validation for 10.00% Series A Perpetual Stride Preferred Stock.

3.15

Certificate of Increase for Variable Rate Series A Perpetual Stretch Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025 (File No. 001-42509)).

4.1

Form of Certificate of Class A Common Stock of the registrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (File No. 000-24435)).

4.2

Indenture, dated as of March 8, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024 (File No. 000-24435)).

4.3

Form of 0.625% Convertible Senior Note due 2030 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024 (File No. 000-24435)).

4.4

Indenture, dated as of March 18, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024 (File No. 000-24435)).

4.5

Form of 0.875% Convertible Senior Note due 2031 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2024 (File No. 000-24435)).

4.6

Indenture, dated as of June 17, 2024, by and between MicroStrategy Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

4.7

Form of 2.25% Convertible Senior Note due 2032 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

4.8

Indenture, dated as of September 19, 2024, by and between MicroStrategy Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2024 (File No. 000-24435)).

4.9

Form of 0.625% Convertible Senior Note due 2028 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2024 (File No. 000-24435)).

4.10

Indenture, dated as of November 21, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2024 (File No. 000-24435)).

4.11

Form of 0% Convertible Senior Note due 2029 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2024 (File No. 000-24435)).

4.12

Indenture, dated as of February 21, 2025, by and between MicroStrategy Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2025 (File No. 001-42509)).

4.13

Form of 0% Convertible Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2025 (File No. 001-42509)).

4.14

Form of Certificate of 8.00% Series A Perpetual Strike Preferred Stock of the registrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2025 (File No. 000-24435)).

4.15

Form of Certificate of 10.00% Series A Perpetual Strife Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025 (File No. 001-42509)).

4.16

Form of Certificate of 10.00% Series A Perpetual Stride Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2025 (File No. 001-42509)).

4.17

Form of Certificate of Variable Rate Series A Perpetual Stretch Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-42509)).

10.1

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

10.2

Sales Agreement, dated as of May 1, 2025, by and among Strategy and TD Securities (USA) LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Mizuho Securities USA LLC, Santander US Capital Markets LLC, and SG Americas Securities, LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2025 (File No. 001-42509)).

10.3

First Amendment to the Sales Agreement, dated as of July 7, 2025, by and among Strategy and TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 1.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2025 (File No. 001-42509)).

10.4

Sales Agreement, dated as of May 22, 2025, by and among Strategy and TD Securities (USA) LLC, Barclays Capital Inc., and The Benchmark Company, LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2025 (File No. 001-42509)).

10.5

Sales Agreement, dated as of July 7, 2025, by and among Strategy and TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, Clear Street LLC and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2025 (File No. 001-42509).

10.6

Sales Agreement, dated as of July 31, 2025, by and among Strategy and TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, Clear Street LLC and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025 (File No. 001-42509)).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Notice to Stockholders under Section 204 of the Delaware General Corporation Law.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: August 4, 2025