Form 10-Q
period 2025-09-30
Strategy Inc
filed 2025-11-03
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-42509

STRATEGY INC

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

51-0323571

(I.R.S. Employer

Identification Number)

1850 Towers Crescent Plaza, Tysons Corner, VA

(Address of Principal Executive Offices)

22182

(Zip Code)

(703) 848-8600

(Registrant’s telephone number, including area code)

MicroStrategy Incorporated

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

As of October 30, 2025, the registrant had 267,713,485 and 19,640,250 shares of class A common stock and class B common stock outstanding, respectively.

STRATEGY INC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGY INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,285	$38,117
Restricted cash	1,915	1,780
Accounts receivable, net	113,406	181,203
Prepaid expenses and other current assets	44,345	31,224
Total current assets	213,951	252,324
Digital assets	73,205,725	23,909,373
Property and equipment, net	29,949	26,327
Right-of-use assets	49,236	54,560
Deposits and other assets	114,342	75,794
Deferred tax assets, net	5,835	1,525,307
Total assets	$73,619,038	$25,843,685
Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$48,723	$52,982
Accrued compensation and employee benefits	44,514	58,362
Accrued interest	29,896	5,549
Current portion of long-term debt, net	316	517
Deferred revenue and advance payments	200,641	237,974
Total current liabilities	324,090	355,384
Long-term debt, net	8,173,587	7,191,158
Deferred revenue and advance payments	3,450	4,970
Operating lease liabilities	48,162	56,403
Other long-term liabilities	4,790	5,379
Deferred tax liabilities	6,947,911	407
Total liabilities	15,501,990	7,613,701
Commitments and Contingencies
Mezzanine Equity
10.00% Series A Perpetual Strife Preferred Stock, $0.001 par value; 33,200 shares authorized, 11,948 shares issued and outstanding at September 30, 2025; redemption value and liquidation preference of $1,332,115 at September 30, 2025	1,091,342	0
Variable Rate Series A Perpetual Stretch Preferred stock, $0.001 par value; 70,435 shares authorized, 28,011 shares issued and outstanding at September 30, 2025; redemption value and liquidation preference of $2,801,111 at September 30, 2025	2,473,800	0
8.00% Series A Perpetual Strike Preferred Stock, $0.001 par value; 269,800 shares authorized, 13,606 shares issued and outstanding at September 30, 2025; redemption value and liquidation preference of $1,360,587 at September 30, 2025	1,193,240	0
10.00% Series A Perpetual Stride Preferred Stock, $0.001 par value; 61,176 shares authorized, 12,322 shares issued and outstanding at September 30, 2025; redemption value and liquidation preference of $1,232,214 at September 30, 2025	1,027,948	0
Total mezzanine equity	5,786,330	0
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 570,389 and 5,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	0	0
Class A common stock, $0.001 par value; 10,330,000 and 330,000 shares authorized, 267,468 and 226,138 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	267	226
Class B common stock, $0.001 par value; 165,000 shares authorized, 19,640 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	33,390,487	20,411,998
Accumulated other comprehensive loss	(5,113)	(15,384)
Retained earnings (accumulated deficit)	18,945,057	(2,166,876)
Total stockholders’ equity	52,330,718	18,229,984
Total liabilities, mezzanine equity and stockholders' equity	$73,619,038	$25,843,685

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product licenses	$17,373	$11,087	$31,820	$33,311
Subscription services	45,972	27,800	123,899	74,846
Total product licenses and subscription services	63,345	38,887	155,719	108,157
Product support	51,118	61,015	155,728	185,440
Other services	14,228	16,169	42,798	49,162
Total revenues	128,691	116,071	354,245	342,759
Cost of revenues:
Product licenses	632	769	2,765	2,130
Subscription services	19,594	11,454	49,929	29,618
Total product licenses and subscription services	20,226	12,223	52,694	31,748
Product support	7,157	8,572	21,802	25,312
Other services	10,630	13,554	33,238	38,239
Total cost of revenues	38,013	34,349	107,734	95,299
Gross profit	90,678	81,722	246,511	247,460
Operating expenses:
Sales and marketing	29,908	35,414	91,131	103,116
Research and development	22,602	33,301	71,096	92,795
General and administrative	38,173	33,505	115,220	104,300
Unrealized gain on digital assets	(3,890,847)	0	(12,032,356)	0
Digital asset impairment losses	0	412,084	0	783,807
Total operating expenses	(3,800,164)	514,304	(11,754,909)	1,084,018
Income (loss) from operations	3,890,842	(432,582)	12,001,420	(836,558)
Interest expense, net	(18,890)	(18,129)	(53,893)	(45,476)
Loss on debt extinguishment	0	(22,933)	0	(22,933)
Other (expense) income, net	(716)	(5,034)	(12,923)	(2,644)
Income (loss) before income taxes	3,871,236	(478,678)	11,934,604	(907,611)
Provision for (benefit from) income taxes	1,086,212	(138,504)	3,346,104	(411,760)
Net income (loss)	2,785,024	(340,174)	$8,588,500	$(495,851)
Dividends on preferred stock	(139,898)	0	(198,040)	0
Net income (loss) attributable to common stockholders of Strategy	$2,645,126	$(340,174)	$8,390,460	$(495,851)
Basic earnings (loss) per common share (1)	$9.30	$(1.72)	$30.83	$(2.71)
Weighted average common shares outstanding - Basic	284,376	197,273	272,143	182,695
Diluted earnings (loss) per common share (1)	$8.42	$(1.72)	$27.71	$(2.71)
Weighted average common shares outstanding - Diluted	315,393	197,273	303,986	182,695

(1) Basic and fully diluted earnings per common share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$2,785,024	$(340,174)	$8,588,500	$(495,851)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	(93)	3,970	10,271	1,864
Total other comprehensive income (loss)	(93)	3,970	10,271	1,864
Comprehensive income (loss)	$2,784,931	$(336,204)	$8,598,771	$(493,987)

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual		Total	Class A		Class B Convertible		Additional	Accumulated Other	Retained Earnings
	Preferred Stock		Stockholders'	Common Stock		Common Stock		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)
Balance at January 1, 2025	0	$0	$18,229,984	226,138	$226	19,640	$20	$20,411,998	$(15,384)	$(2,166,876)
Opening balance adjustment due to the adoption of ASU 2023-08, net of tax	0	0	12,746,378	0	0	0	0	0	0	12,746,378
Other	0	0	(1,097)	0	0	0	0	0	0	(1,097)
Net loss	0	0	(4,217,370)	0	0	0	0	0	0	(4,217,370)
Other comprehensive income	0	0	3,417	0	0	0	0	0	3,417	0
Preferred stock cash dividends declared	0	0	(9,188)	0	0	0	0	0	0	(9,188)
Issuance of class A common stock upon exercise of stock options	0	0	9,418	271	0	0	0	9,418	0	0
Issuance of class A common stock under employee stock purchase plan	0	0	2,703	26	0	0	0	2,703	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	0	104	0	0	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	4,399,205	12,625	13	0	0	4,399,192	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	1,045,132	7,373	8	0	0	1,045,124	0	0
Share-based compensation expense	0	0	12,654	0	0	0	0	12,654	0	0
Issuance of Series A Perpetual Strike Preferred Stock	7,650	593,624	0	0	0	0	0	0	0	0
Issuance of Series A Perpetual Strife Preferred Stock	8,500	710,873	0	0	0	0	0	0	0	0
Balance at March 31, 2025	16,150	$1,304,497	$32,221,236	246,537	$247	19,640	$20	$25,881,089	$(11,967)	$6,351,847
Net income	0	0	10,020,846	0	0	0	0	0	0	10,020,846
Other comprehensive income	0	0	6,947	0	0	0	0	0	6,947	0
Preferred stock cash dividends declared	0	0	(48,954)	0	0	0	0	0	0	(48,954)
Issuance of class A common stock upon exercise of stock options	0	0	12,451	325	0	0	0	12,451	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	0	230	0	0	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	5,248,692	14,225	14	0	0	5,248,678	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	84	1	0	0	0	84	0	0
Share-based compensation expense	0	0	15,742	0	0	0	0	15,742	0	0
Issuance of Series A Perpetual Strike Preferred Stock	4,551	446,770	0	0	0	0	0	0	0	0
Issuance of Series A Perpetual Strife Preferred Stock	1,567	163,168	0	0	0	0	0	0	0	0
Issuance of Series A Perpetual Stride Preferred Stock	11,765	979,486	0	0	0	0	0	0	0	0
Balance at June 30, 2025	34,033	$2,893,921	$47,477,044	261,318	$261	19,640	$20	$31,158,044	$(5,020)	$16,323,739
Net income	0	0	2,785,024	0	0	0	0	0	0	2,785,024
Other comprehensive income	0	0	(93)	0	0	0	0	0	(93)	0
Preferred stock cash dividends declared	0	0	(163,706)	0	0	0	0	0	0	(163,706)
Issuance of class A common stock upon exercise of stock options	0	0	14,870	389	0	0	0	14,870	0	0
Issuance of class A common stock under employee stock purchase plan	0	0	2,732	13	0	0	0	2,732	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	0	36	0	0	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	2,199,360	5,712	6	0	0	2,199,354	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	4	0	0	0	0	4	0	0
Share-based compensation expense	0	0	15,483	0	0	0	0	15,483	0	0
Issuance of Series A Perpetual Strike Preferred Stock	1,404	152,846	0	0	0	0	0	0	0	0
Issuance of Series A Perpetual Strife Preferred Stock	1,882	217,301	0	0	0	0	0	0	0	0
Issuance of Series A Perpetual Stride Preferred Stock	557	48,462	0	0	0	0	0	0	0	0
Issuance of Series A Perpetual Stretch Preferred Stock	28,011	2,473,800	0	0	0	0	0	0	0	0
Balance at September 30, 2025	65,887	$5,786,330	$52,330,718	267,468	$267	19,640	$20	$33,390,487	$(5,113)	$18,945,057

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual		Total	Class A		Class B Convertible		Additional			Accumulated Other	Retained Earnings
	Preferred Stock		Stockholders'	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	(Accumulated
	Shares	Amount	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit)
Balance at January 1, 2024	0	$0	$2,164,972	157,725	$24	19,640	$2	$3,957,728	(8,684)	$(782,104)	$(11,444)	$(999,234)
Net loss	0	0	(53,118)	0	0	0	0	0	0	0	0	(53,118)
Other comprehensive loss	0	0	(1,725)	0	0	0	0	0	0	0	(1,725)	0
Issuance of class A common stock upon exercise of stock options	0	0	136,088	5,731	0	0	0	136,088	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	0	0	2,071	69	0	0	0	2,071	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	(1,273)	39	0	0	0	(1,273)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	137,152	1,952	0	0	0	137,152	0	0	0	0
Share-based compensation expense	0	0	15,938	0	0	0	0	15,938	0	0	0	0
Balance at March 31, 2024	0	$0	$2,400,105	165,516	$24	19,640	$2	$4,247,704	(8,684)	$(782,104)	$(13,169)	$(1,052,352)
Net loss	0	0	(102,559)	0	0	0	0	0	0	0	0	(102,559)
Other comprehensive loss	0	0	(381)	0	0	0	0	0	0	0	(381)	0
Issuance of class A common stock upon exercise of stock options	0	0	17,261	1,215	0	0	0	17,261	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	(932)	311	0	0	0	(932)	0	0	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	500,815	12,672	2	0	0	500,813	0	0	0	0
Share-based compensation expense	0	0	20,490	0	0	0	0	20,490	0	0	0	0
Balance at June 30, 2024	0	$0	$2,834,799	179,714	$26	19,640	$2	$4,785,336	(8,684)	$(782,104.0)	$(13,550)	$(1,154,911)
Net loss	0	0	(340,174)	0	0	0	0	0	0	0	0	(340,174)
Other comprehensive loss	0	0	3,970	0	0	0	0	0	0	0	3,970	0
Par value adjustment for class A and B common stock issued upon stock split	0	0	0	0	157	0	18	(175)	0	0	0	0
Issuance of class A common stock upon exercise of stock options	0	0	4,192	193	1	0	0	4,191	0	0	0	0
Issuance of class A common stock under employee stock purchase plan	0	0	2,233	25	0	0	0	2,233	0	0	0	0
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	0	0	(1)	53	0	0	0	(1)	0	0	0	0
Issuance of class A common stock under public offerings, net of issuance costs	0	0	1,105,141	8,048	8	0	0	1,105,133	0	0	0	0
Issuance of class A common stock upon conversions of convertible senior notes	0	0	144,349	3,651	0	0	0	144,349	0	0	0	0
Share-based compensation expense	0	0	19,140	0	0	0	0	19,140	0	0	0	0
Balance at September 30, 2024	0	$0	$3,773,649	191,684	$192	19,640	$20	$6,060,206	(8,684)	$(782,104.0)	$(9,580)	$(1,495,085)

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$8,588,500	$(495,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,888	12,679
Reduction in carrying amount of right-of-use assets	6,796	6,228
Deferred taxes	3,336,445	(420,038)
Share-based compensation expense	43,044	57,789
Unrealized gain on digital assets	(12,032,356)	0
Digital asset impairment losses	0	783,807
Amortization of issuance costs on long-term debt	18,911	10,231
Loss on debt extinguishment	0	22,933
Changes in operating assets and liabilities:
Accounts receivable	24,324	27,636
Prepaid expenses and other current assets	(19,129)	4,868
Deposits and other assets	1,720	(6,748)
Accounts payable and accrued expenses	6,709	(8,318)
Accrued compensation and employee benefits	(40,399)	(26,383)
Accrued interest	421	4,444
Deferred revenue and advance payments	7,027	3,484
Operating lease liabilities	(8,001)	(7,832)
Other long-term liabilities	488	(4,637)
Net cash used in operating activities	(45,612)	(35,708)
Investing activities:
Purchases of digital assets	(19,382,948)	(4,008,210)
Advance deposits on purchases of property and equipment	(27,000)	0
Purchases of property and equipment	(7,628)	(2,694)
Net cash used in investing activities	(19,417,576)	(4,010,904)
Financing activities:
Proceeds from convertible senior notes	2,000,000	3,213,750
Issuance costs paid for convertible senior notes	(15,057)	(53,524)
Payments to settle conversions and redemption of convertible senior notes	(143)	(398)
Repayments of secured debt and third-party extinguishment costs	0	(515,325)
Proceeds from other long-term secured debt, net of lender fees	21,000	0
Principal payments of other long-term secured debt	(423)	(401)
Proceeds from sale of preferred stock under public offerings	5,888,450	0
Issuance costs paid related to sale of preferred stock under public offerings	(106,859)	0
Dividends paid on preferred stock	(197,922)	0
Proceeds from sale of common stock under public offerings	11,865,945	1,246,478
Issuance costs paid related to sale of common stock under public offerings	(20,323)	(4,185)
Proceeds from exercise of stock options	36,739	157,541
Proceeds from sales under employee stock purchase plan	5,435	4,304
Payment of withholding tax on vesting of restricted stock units	0	(2,173)
Net cash provided by financing activities	19,476,842	4,046,067
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,649	77
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,303	(468)
Cash, cash equivalents, and restricted cash, beginning of period	39,897	48,673
Cash, cash equivalents, and restricted cash, end of period	$56,200	$48,205

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying Consolidated Financial Statements of Strategy Inc (“Strategy,” or the “Company”) are unaudited. On August 11, 2025, the Company filed with the Secretary of State of the State of Delaware an amendment to its Second Restated Certificate of Incorporation (as amended and supplemented to date, its “Certificate of Incorporation”), to effect a change of its name from “MicroStrategy Incorporated” to “Strategy Inc”. In the opinion of management, all adjustments necessary for a fair statement of financial position and results of operations have been included. All such adjustments are of a normal recurring nature, unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

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

(b) Digital Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective January 1, 2025 on a prospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings. Prior periods were not restated. As a result, the Company’s financial results for the three and nine months ended September 30, 2025 are not directly comparable to the financial results for earlier periods. See Note 3, Digital Assets, to the Consolidated Financial Statements, for further information.

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

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Among other things, unless an exemption by statute or regulation applies, a provision of the IRA would impose a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income (“AFSI”) for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of the Treasury (the “Treasury”) and the Internal Revenue Service (the “IRS”) issued proposed regulations with respect to the application of the CAMT. Following the Company’s adoption of ASU 2023-08, the Company previously disclosed that, given the magnitude of the unrealized gain on its digital assets as of June 30, 2025, the Company expected that it would become subject to CAMT in the tax years beginning in 2026 and beyond. On September 30, 2025, the Treasury and the IRS issued interim guidance (the “Interim Guidance”) which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing AFSI for purposes of determining whether it is subject to the 15% CAMT under the IRA. The Treasury and IRS intend to issue revised proposed regulations similar to this Interim Guidance. Pursuant to the Interim Guidance, the Company plans to exclude its unrealized gains and losses on its bitcoin holdings from the calculation of its AFSI for purposes of determining whether it is subject to CAMT. As a result, the Company no longer expects to become subject to CAMT due to unrealized gains on its bitcoin holdings.

(c) Redeemable Preferred Stock

As of September 30, 2025, the following series of preferred stock of the Company were outstanding: (i) 10.00% Series A Perpetual Strife Preferred Stock (“STRF Stock”), (ii) Variable Rate Series A Perpetual Stretch Preferred Stock (“STRC Stock”), (iii) 8.00% Series A Perpetual Strike Preferred Stock (“STRK Stock”), and (iv) 10.00% Series A Perpetual Stride Preferred Stock (“STRD Stock”). In these Notes to Consolidated Financial Statements, STRF Stock, STRC Stock, STRK Stock and STRD Stock are collectively referred to as “Preferred Stock.” In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, each series of Preferred Stock outstanding as of September 30, 2025 is classified within mezzanine equity, as certain events that could cause shares of each such series of Preferred Stock to become redeemable are not solely within the control of the Company. In each case, the shares are initially recognized based on proceeds received, net of issuance costs, and are not accreted to their redemption value unless it becomes probable that the shares will become redeemable. Refer to Note 9, Redeemable Preferred Stock and Note 14, Subsequent Events for further discussion.

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

(3) Digital Assets

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. The Company’s digital assets are initially recorded at cost. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, bitcoin assets are measured at fair value as of each reporting period. The Company determines the fair value of its bitcoin in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred in the Company's Consolidated Statements of Operations, within “Unrealized gain on digital assets”, within operating expenses in the Company’s Consolidated Statement of Operations.

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

The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of:

	September 30,	December 31,
	2025	2024
Approximate number of bitcoins held	640,031	447,470
Digital asset carrying value	$73,205,725	$23,909,373
Cumulative digital asset impairment losses	n/a	$4,058,875

The carrying value on the Company’s Consolidated Balance Sheet at each period-end prior to the adoption of ASC 2023-08 represented the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoin at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through December 31, 2024.

The following table summarizes the Company’s digital asset purchases, unrealized losses (gains) on digital assets as calculated after the adoption of ASU 2023-08 on January 1, 2025, and digital asset impairment losses as calculated prior to the adoption of ASU 2023-08 (in thousands, except number of bitcoins) for the periods indicated. The Company did not sell any of its bitcoins during the three or nine months ended September 30, 2025 or 2024, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Approximate number of bitcoins purchased	42,706	25,889	192,561	63,070
Digital asset purchases	$4,952,080	$1,575,073	$19,382,948	$4,008,210
Unrealized gain on digital assets	$(3,890,847)	n/a	$(12,032,356)	n/a
Digital asset impairment losses	n/a	$412,084	n/a	$783,807

From time to time, the Company’s execution partners may extend short-term credits to the Company to purchase bitcoin in advance of using cash funds in the Company’s trading account. Trade credits are due and payable after the bitcoin purchases are completed. In 2025, certain bitcoin of the Company and MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, and in 2024, certain bitcoin of MacroStrategy, were subject to a first priority security interest and lien in order to secure payments owed by the Company with respect to these arrangements. While trade credits are outstanding, the Company may incur interest fees and be required to maintain minimum balances in its trading and custody accounts with such execution partners. As of September 30, 2025, the Company had no outstanding trade credits payable.

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

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2025	2024
Billed and billable	$115,863	$183,391
Less: allowance for credit losses	(2,457)	(2,188)
Accounts receivable, net	$113,406	$181,203

Changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2025.

Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $4.7 million and $2.6 million, as of September 30, 2025 and December 31, 2024, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts and accrued sales and usage-based royalty revenue. In royalty-based arrangements, consideration is not billed or billable until the royalty reporting is received, generally in the subsequent quarter, at which time the contract asset transfers to accounts receivable and a true-up adjustment is recorded to revenue. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $11.1 million and $6.8 million, as of September 30, 2025 and December 31, 2024, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three and nine months ended September 30, 2025 and 2024, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.

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

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2025	2024
Current:
Deferred product licenses revenue	$1,429	$1,777
Deferred subscription services revenue	109,763	107,119
Deferred product support revenue	86,962	124,684
Deferred other services revenue	2,487	4,394
Total current deferred revenue and advance payments	$200,641	$237,974

Non-current:
Deferred product licenses revenue	$111	$174
Deferred subscription services revenue	656	2,263
Deferred product support revenue	2,655	2,111
Deferred other services revenue	28	422
Total non-current deferred revenue and advance payments	$3,450	$4,970

During the three and nine months ended September 30, 2025, the Company recognized revenues of $52.2 million and $209.0 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2025. During the three and nine months ended September 30, 2024, the Company recognized revenues of $50.2 million and $195.2 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2024. For the three and nine months ended September 30, 2025 and 2024, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.

The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligations disclosure. As of September 30, 2025, the Company had an aggregate transaction price of $462.4 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. The Company expects to recognize $280.0 million within the next 12 months and the remainder thereafter.

(5) Long-term Debt

The net carrying value of the Company’s outstanding debt (in thousands) consisted of the following, as of:

	September 30, 2025	December 31, 2024
2027 Convertible Notes	$0	$1,041,352
2028 Convertible Notes	1,001,683	998,543
2029 Convertible Notes	2,980,495	2,975,037
2030A Convertible Notes	788,121	785,172
2030B Convertible Notes	1,987,864	0
2031 Convertible Notes	596,228	594,476
2032 Convertible Notes	789,433	787,417
Other long-term secured debt	30,079	9,678
Total	$8,173,903	$7,191,675
Reported as:
Current portion of long-term debt, net	316	517
Long-term debt, net	8,173,587	7,191,158
Total	$8,173,903	$7,191,675

Convertible Senior Notes

As of September 30, 2025, the following convertible notes were outstanding (the “Outstanding Convertible Notes”):

•
$1.0 billion aggregate principal amount of 0.625% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”);
•
$3.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”);
•
$800.0 million aggregate principal amount of 0.625% Convertible Senior Notes due 2030 (the “2030A Convertible Notes”);
•
$2.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030B Convertible Notes”);
•
$603.7 million aggregate principal amount of 0.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”); and
•
$800.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”).

Additionally, the Company also previously issued, in February 2021, the $1.050 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”, and together with the Outstanding Convertible Notes, the “Convertible Notes”). All of the 2027 Convertible Notes were redeemed or converted into the Company’s class A common stock during the first quarter of 2025.

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

During the three months ended March 31, 2025, the Company received from certain holders of the 2031 Convertible Notes requests to convert an immaterial principal amount of the 2031 Convertible Notes, which the Company settled in shares of class A common stock and cash in accordance with the terms and provisions of the indenture governing the 2031 Convertible Notes. The settlement was effected during the three months ended June 30, 2025. During the three months ended June 30, 2025, the Company did not receive any requests to convert any Outstanding Convertible Notes. During the three months ended September 30, 2025, the Company received a request to convert an immaterial principal amount of the 2031 Convertible Notes, which the Company settled in shares of class A common stock with fractional shares paid in cash during the three months ending December 31, 2025, in accordance with the terms and provisions of the indenture governing the 2031 Convertible Notes.

During the three months ended June 30, 2024, the Company settled conversion requests in respect of $504.4 million in principal amount of the Company’s 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) resulting in the issuance of 12,672,400 shares of the Company’s class A common stock and payment of a nominal amount of cash in lieu of fractional shares in accordance with the terms and provisions of the indenture governing the 2025 Convertible Notes, and settled conversion requests in respect of $145.3 million in principal amount of the 2025 Convertible Notes during July 2024, resulting in the issuance of 3,650,650 shares of the Company’s class A common stock and payment of a nominal amount of cash in lieu of fractional shares, in each case in accordance with the terms and provisions of the indenture governing the 2025 Convertible Notes. There were no outstanding 2025 Convertible Notes as of September 30, 2025 or December 31, 2024.

Collective Convertible Notes Disclosures

As of September 30, 2025, the maximum number of shares into which the Outstanding Convertible Notes could have been potentially converted if the conversion features were triggered at the conversion rates then in effect based on the Outstanding Convertible Notes then outstanding on such date was:

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

The 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes were convertible at the option of the holders during the three months ended September 30, 2025. See “Conversions and Redemption of Convertible Notes” above for additional information.

The Outstanding Convertible Notes may be convertible in future periods if one or more of the conversion conditions are satisfied during future measurement periods. As of September 30, 2025, the last reported sale price of the Company’s class A common stock for at least 20 trading days during the 30 consecutive trading days ended on, and including, September 30, 2025 was greater than or equal to 130% of the conversion price of each of the 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes on each applicable trading day. Therefore, the 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes are convertible at the option of the holders of the respective Convertible Notes during the fourth quarter of 2025.

As of September 30, 2025, and December 31, 2024, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.

The following table presents the net carrying value and fair value of the Company’s Convertible Notes as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2028 Convertible Notes	$1,010,000	$(8,317)	$1,001,683	$1,920,212	Level 2
2029 Convertible Notes	3,000,000	(19,505)	2,980,495	2,707,500	Level 2
2030A Convertible Notes	800,000	(11,879)	788,121	1,783,280	Level 2
2030B Convertible Notes	2,000,000	(12,136)	1,987,864	2,091,400	Level 2
2031 Convertible Notes	603,661	(7,433)	596,228	948,412	Level 2
2032 Convertible Notes	800,000	(10,567)	789,433	1,425,200	Level 2
Total	$8,213,661	$(69,837)	$8,143,824	$10,876,004

	December 31, 2024
	Outstanding	Unamortized	Net Carrying	Fair Value
	Principal Amount	Issuance Costs	Value	Amount	Leveling
2027 Convertible Notes	$1,050,000	$(8,648)	$1,041,352	$2,134,125	Level 2
2028 Convertible Notes	1,010,000	(11,457)	998,543	1,927,828	Level 2
2029 Convertible Notes	3,000,000	(24,963)	2,975,037	2,447,682	Level 2
2030A Convertible Notes	800,000	(14,828)	785,172	1,657,323	Level 2
2031 Convertible Notes	603,750	(9,274)	594,476	877,559	Level 2
2032 Convertible Notes	800,000	(12,583)	787,417	1,324,602	Level 2
Total	$7,263,750	$(81,753)	$7,181,997	$10,369,119

The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the three and nine months ended September 30, 2025 and 2024 interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2027 Convertible Notes	$0	$0	$0	$0	$401	$401
2028 Convertible Notes	1,578	1,049	2,627	4,734	3,140	7,874
2029 Convertible Notes	0	1,820	1,820	0	5,457	5,457
2030A Convertible Notes	1,250	986	2,236	3,750	2,949	6,699
2030B Convertible Notes	0	1,250	1,250	0	3,012	3,012
2031 Convertible Notes	1,321	615	1,936	3,962	1,840	5,802
2032 Convertible Notes	4,500	676	5,176	13,500	2,016	15,516
Total	$8,649	$6,396	$15,045	$25,946	$18,815	$44,761

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Contractual	Amortization of		Contractual	Amortization of
	Interest Expense	Issuance Costs	Total	Interest Expense	Issuance Costs	Total
2025 Convertible Notes	$23	$15	$38	$2,371	$1,494	$3,865
2027 Convertible Notes	0	1,012	1,012	0	3,033	3,033
2028 Convertible Notes	193	127	320	193	127	320
2030A Convertible Notes	1,250	974	2,224	2,819	2,194	5,013
2031 Convertible Notes	1,321	608	1,929	2,833	1,300	4,133
2032 Convertible Notes	4,500	659	5,159	5,150	754	5,904
Total	$7,287	$3,395	$10,682	$13,366	$8,902	$22,268

For the three and nine months ended September 30, 2025, the Company paid $8.3 million and $25.5 million, respectively, in interest related to the Convertible Notes. For the three and nine months ended September 30, 2024, the Company paid $5.2 million and $7.6 million, respectively, in interest related to the Convertible Notes. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.

Senior Secured Notes

On June 14, 2021, the Company issued $500.0 million aggregate principal amount of 6.125% Senior Secured Notes due 2028 (“2028 Secured Notes”) in a private offering. The 2028 Secured Notes bore interest at a fixed rate of 6.125% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Company redeemed all of the 2028 Secured Notes on September 26, 2024 at a redemption price equal to 103.063% of the principal amount of the 2028 Secured Notes, plus accrued and unpaid interest to, but excluding, September 26, 2024 (the “Redemption Price”).

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

In June 2025, the Company entered into a loan agreement that provides for aggregate borrowings of up to $31.1 million, available in multiple tranches, to fund a capital asset purchase. Amounts outstanding under the loan bear interest, with respect to each tranche, at a variable rate equal to the one-year Secured Overnight Financing Rate plus 4.24%. The loan is secured by non-bitcoin assets that do not and will not otherwise serve as collateral for any of the Company’s other indebtedness. The loan will mature in 2026.

After monthly payments made under the terms of these other long-term secured debt agreements, the other long-term secured debt had an aggregate net carrying value of $30.1 million and $9.7 million as of September 30, 2025 and December 31, 2024, respectively, and an aggregate outstanding principal balance of $30.5 million and $9.8 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, $0.3 million and $0.5 million of the respective net carrying values were short-term and were presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheets.

Maturities

The following table shows the maturities of the Company’s debt instruments outstanding as of September 30, 2025 (in thousands). The principal payments related to the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2030B Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the respective convertible notes on their respective Date of Holder Put Option.

Payments due by period ended September 30,	2028 Convertible Notes	2029 Convertible Notes	2030A Convertible Notes	2030B Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	Other long-term secured debt	Total
2026	$0	$0	$0	$0	$0	$0	$592	$592
2027	1,010,000	0	0	0	0	0	29,870	1,039,870
2028	0	3,000,000	800,000	2,000,000	603,661	0	0	6,403,661
2029	0	0	0	0	0	800,000	0	800,000
2030	0	0	0	0	0	0	0	0
Thereafter	0	0	0	0	0	0	0	0
Total	$1,010,000	$3,000,000	$800,000	$2,000,000	$603,661	$800,000	$30,462	$8,244,123

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement or death, bodily harm, or damage to tangible personal property due to the Company’s personnel's gross negligence or willful misconduct in providing contracted services, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of September 30, 2025 or December 31, 2024.

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

The Company’s Brazilian subsidiary continues to cooperate with requests from government authorities related to the above matters. As of September 30, 2025, the Company remained unable to reasonably estimate a range of loss beyond the 2024 third quarter payment and April 2025 payment described above.

Shareholder and Derivative Actions

•
Hamza Securities Action. On May 16, 2025, Anas Hamza filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company, Michael J. Saylor, Phong Q. Le, and Andrew Kang, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. Plaintiff Hamza purported to assert claims on behalf of a class of investors, for a period running from April 30, 2024 to April 4, 2025, alleging that the named defendants made false and/or misleading statements with respect to and/or failed to disclose information with respect to the anticipated profitability of the Company’s bitcoin-focused investment strategy and treasury operations, and the various risks associated with bitcoin’s volatility and the magnitude of the losses the Company could recognize following its adoption of ASU 2023-08. The complaint sought unspecified damages to the class, interest, attorneys’ fees, costs, and other relief. On August 28, 2025, the parties jointly stipulated to the voluntary dismissal of the action. On August 29, 2025, the court endorsed the stipulation, ordering dismissal of the case.

•
Parmar Derivative Action. On June 19, 2025, Abhey Parmar filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company’s officers and/or directors Michael J. Saylor, Phong Q. Le, Stephen X. Graham, Andrew Kang, Jarrod M. Patten, Carl J. Rickertsen, and former director Leslie J. Rechan, and against the Company as nominal defendant. Plaintiff Parmar purported to assert claims on behalf of the Company against the individual defendants for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and contribution. The complaint made claims based on factual allegations similar to those asserted in the Hamza securities action described above, namely that the individual defendants caused or allowed the Company to make false or misleading disclosures or omissions, and failed to correct such false or misleading disclosures or omissions, concerning the risks and financial impact associated with the Company’s adoption of ASU 2023-08, the risks associated with bitcoin’s volatility, and the profitability of the Company’s bitcoin-driven strategy and treasury operations. The complaint also alleged the individual defendants caused the Company to fail to maintain adequate internal controls, and that Messrs. Le, Kang, Graham, and Rechan allegedly engaged in insider selling because they sold shares of the Company’s stock at various times from April 30, 2024 to April 4, 2025. The complaint sought damages against the individual defendants on behalf of the Company, the imposition of certain corporate governance and internal procedures changes by the Company, restitution from the individual defendants, attorneys’ fees, costs, and other relief. This action was consolidated with the Chen derivative action and then voluntarily dismissed, as described below.
•
Chen Derivative Action. On June 25, 2025, Zhenqiu Chen filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company’s officers and/or directors Michael J. Saylor, Phong Q. Le, Andrew Kang, Brian P. Brooks, Jane A. Dietze, Jarrod M. Patten, Stephen X. Graham, Carl J. Rickertsen, Gregg J. Winiarski, and former director Leslie J. Rechan, and against the Company as nominal defendant. Plaintiff Chen purported to assert claims on behalf of the Company against the individual defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, unjust enrichment, waste, and contribution. The complaint made claims based on factual allegations similar to those asserted in the Hamza securities action and the Parmar derivative action described above, namely that the individual defendants caused or allowed the Company to make false or misleading disclosures or omissions, and failed to correct such false or misleading disclosures or omissions, concerning the risks and financial impact associated with the Company’s adoption of ASU 2023-08, the risks associated with bitcoin’s volatility, and the profitability of the Company’s bitcoin-driven strategy and treasury operations. The complaint also alleged the individual defendants caused the Company to fail to maintain adequate internal controls, and that Messrs. Le, Kang, Graham, and Rechan allegedly engaged in insider selling because they sold shares of the Company’s stock at various times from April 30, 2024 to April 4, 2025. The complaint sought money damages against the individual defendants, imposition of a constructive trust on damages allegedly caused and benefits allegedly received by the individual defendants as a result of their disputed conduct, punitive damages, attorneys’ fees, costs, and other relief. On August 4, 2025 this action was consolidated with the Parmar derivative action described above. On September 9, 2025, the parties jointly stipulated to the voluntary dismissal of the action. On September 10, 2025, the court endorsed the stipulation, ordering dismissal of the consolidated derivative cases.
•
Dodge Class Action. On July 21, 2025, David Dodge filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against the Company and the Company’s board of directors alleging violations of the Delaware General Corporation Law (the “DGCL”), and asserting a claim against the Company’s board of directors for breach of fiduciary duty in connection with the purported DGCL violation. Plaintiff Dodge purports to assert claims on behalf of himself and similarly situated holders of the Company’s common stock alleging that pursuant to Section 242 of the DGCL (“Section 242”), the holders of the Company’s common stock were entitled to vote on the STRK Amendment (as defined in Note 9, Redeemable Preferred Stock) the Company filed on July 7, 2025 with the Secretary of State of the State of Delaware. Refer to Note 9, Redeemable Preferred Stock, for additional information on the STRK Amendment. Plaintiff Dodge seeks, among other things, an order (i) finding, determining and declaring that the Company violated Section 242; (ii) finding, determining and declaring that the board of directors has breached its fiduciary duties; (iii) deeming the STRK Amendment ineffective and requiring that the Company file a certificate of correction with the Delaware Secretary of State invalidating the STRK Amendment; (iv) awarding unspecified damages to Plaintiff Dodge and the class, including interest; (v) awarding attorneys’ fees and costs; and (vi) granting other relief. At this time, the Company cannot predict the outcome or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

(7) Income Taxes

The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the nine months ended September 30, 2025, the Company recorded a provision for income tax of $3.35 billion on a pretax income of $11.93 billion, which resulted in an effective tax rate of 28.0%. For the nine months ended September 30, 2024, the Company recorded a benefit from income taxes of $411.8 million on a pretax loss of $907.6 million, which resulted in an effective tax rate of 45.4%. During the nine months ended September 30, 2025, the Company’s income taxes primarily related to the tax effect of the unrealized gain on digital assets. During the nine months ended September 30, 2024, the Company’s benefit from income taxes primarily related to (i) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units) and (ii) a tax benefit from an increase in the Company’s deferred tax asset related to the impairment on its bitcoin holdings.

As of September 30, 2025, the Company had a valuation allowance of $0.5 million primarily related to the Company’s deferred tax assets related to foreign tax credits in certain jurisdictions that, in the Company’s present estimation, more likely than not will not be realized. As of September 30, 2025, the Company had deferred tax liabilities with respect to the unrealized gain on its bitcoin holdings of approximately $7.43 billion. The Company’s deferred tax liabilities are partially offset by deferred tax assets, such as net operating losses and capitalized research and development costs. If the market value of bitcoin declines in future periods, the Company’s deferred tax liability with respect to the unrealized gain on its bitcoin holdings will decrease, and the Company may be required to establish additional valuation allowances against its deferred tax assets. The Company will continue to regularly assess the realizability of deferred tax assets.

The Company records liabilities related to its uncertain tax positions. As of September 30, 2025, the Company had gross unrecognized income tax benefits, including accrued interest, of $10.5 million, of which $3.1 million was recorded in “Other long-term liabilities” and $7.4 million was recorded in “Deferred tax liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2024, the Company had gross unrecognized income tax benefits of $10.2 million, including accrued interest, $2.9 million of which was recorded in “Other long-term liabilities” and $7.3 million of which was recorded in “Deferred tax assets, net” in the Company’s Consolidated Balance Sheet. During the second quarter of 2025, the Company was notified that it was selected for examination by the IRS for its 2022 federal income tax return.

On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., introducing several changes to corporate taxation. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense, accelerated fixed asset depreciation, and adjustments to the international tax framework. The legislation did not have a material impact on the Company’s income tax expense or effective tax rate for the quarter ended September 30, 2025 and the Company does not expect it will have a material impact on the Company’s 2025 financial statements.

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

The Company maintains the 2023 Equity Incentive Plan (as amended, the “2023 Equity Plan”) under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, performance stock units, and other stock-based awards. An aggregate of up to 19,327,030 shares of the Company’s class A common stock were authorized for issuance under the 2023 Equity Plan. As of September 30, 2025, there were 2,914,040 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan. The 2013 Equity Plan and the 2023 Equity Plan together are referred to herein as the “Stock Incentive Plans.”

Stock option awards

As of September 30, 2025, there were options to purchase 3,756,959 shares of class A common stock outstanding under the Stock Incentive Plans. The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the nine months ended September 30, 2025:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2025	4,956	$38.56
Granted	54	$301.19
Exercised	(1,016)	$36.84	$331,793
Forfeited/Expired	(238)	$45.81
Balance as of September 30, 2025	3,757	$42.36
Exercisable as of September 30, 2025	2,780	$38.26	$789,282	5.5
Expected to vest as of September 30, 2025	977	$54.05	$262,887	7.1
Total	3,757	$42.36	$1,052,169	5.9

Stock options outstanding as of September 30, 2025 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at September 30, 2025
		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual
Range of Exercise Prices per Share	Shares	Per Share	Term (Years)
$12.45 - $20.00	988	$15.53	4.3
$20.01 - $30.00	868	$24.48	7.1
$30.01 - $40.00	15	$30.16	7.7
$40.01 - $50.00	1,005	$41.11	6.3
$50.01 - $70.00	748	$69.12	5.4
$70.01 - $220.00	74	$159.65	8.5
$220.01 - $300.00	41	$261.29	9.4
$300.01 - $364.20	11	$364.20	9.2
$364.21 and over	7	$371.27	9.7
Total	3,757	$42.36	5.9

An aggregate of 1,311,010 stock options with an aggregate grant date fair value of $36.8 million vested during the nine months ended September 30, 2025. An aggregate of 1,609,650 stock options with an aggregate grant date fair value of $40.2 million vested during the nine months ended September 30, 2024. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $301.19 and $111.23 for each share subject to a stock option granted during the nine months ended September 30, 2025 and 2024, respectively, based on the following assumptions:

	Nine Months Ended
	September 30,
	2025	2024
Expected term of awards in years	5.5 - 6.3	5.5 - 6.3
Expected volatility	83.8% - 91.5%	75.1% - 82.8%
Risk-free interest rate	3.9% - 4.4%	4.2% - 4.5%
Expected dividend yield	0.0%	0.0%

For the three and nine months ended September 30, 2025, the Company recognized approximately $5.1 million and $16.9 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. For the three and nine months ended September 30, 2024, the Company recognized approximately $9.9 million and $30.0 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of September 30, 2025, there was approximately $25.2 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.3 years.

Share-settled restricted stock units

As of September 30, 2025, there were 809,449 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2025	1,231
Granted	149
Vested	(371)	$133,619
Forfeited	(200)
Balance as of September 30, 2025	809
Expected to vest as of September 30, 2025	809	$260,813

During the nine months ended September 30, 2025, 370,421 share-settled restricted stock units vested having an aggregate grant date fair value of $20.5 million. During the nine months ended September 30, 2024, 427,990 share-settled restricted stock units having an aggregate grant date fair value of $15.0 million vested, and 25,060 shares were withheld to satisfy tax obligations, resulting in 402,930 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the nine months ended September 30, 2025 and 2024 was $286.65 and $144.88, respectively, based on the fair value of the Company’s class A common stock.

For the three and nine months ended September 30, 2025, the Company recognized approximately $6.7 million and $19.0 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. For the three and nine months ended September 30, 2024, the Company recognized approximately $6.2 million and $18.3 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of September 30, 2025, there was approximately $66.5 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.9 years.

Share-settled performance stock units

As of September 30, 2025, there were 279,264 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
		Aggregate
	Units	Intrinsic Value
Balance as of January 1, 2025	307
Granted	24
Vested	0	$0
Forfeited	(52)
Balance as of September 30, 2025	279
Expected to vest as of September 30, 2025	279	$179,963

The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $445.66 and $307.13 for each performance stock unit granted during the nine months ended September 30, 2025 and 2024, respectively, based on the following assumptions:

	Nine Months Ended
	September 30,
	2025	2024
Expected term of awards in years	3.0	3.0
Expected volatility	99.2%	92.7%
Risk-free interest rate	3.9%	4.4%
Expected dividend yield	0.0%	0.0%

No performance stock units vested during the nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025, the Company recognized approximately $3.0 million and $6.4 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. For the three and nine months ended September 30, 2024, the Company recognized approximately $2.4 million and $5.9 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of September 30, 2025, there was approximately $18.9 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 1.9 years.

Other stock-based awards and cash-settled restricted stock units

From time to time the Company has granted “other stock-based awards” and “cash-settled restricted stock units” under the 2013 Equity Plan. Other stock-based awards are similar to stock options, and cash-settled restricted stock units are similar to the Company’s share-settled restricted stock units, except in each case these awards are settled in cash only and not in shares of the Company’s class A common stock. Due to their required cash settlement feature, these awards are classified as liabilities in the Company’s Consolidated Balance Sheets and the fair value of the awards is remeasured each quarterly reporting period. For the three and nine months ended September 30, 2025, the Company recognized zero expense and a reduction of approximately $1.1 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. For the three and nine months ended September 30, 2024, the Company recognized approximately $0.3 million and $2.2 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of September 30, 2025, there were no other stock-based awards or cash-settled restricted stock units outstanding and there was no unrecognized share-based compensation expense.

2021 ESPP

The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 1,000,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the nine months ended September 30, 2025, 38,806 shares of class A common stock were issued in connection with the 2021 ESPP. As of September 30, 2025, 463,596 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.

For the three and nine months ended September 30, 2025, the Company recognized approximately $0.7 million and $1.9 million, respectively, in share-based compensation expense related to the 2021 ESPP. For the three and nine months ended September 30, 2024, the Company recognized approximately $0.6 million and $1.4 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of September 30, 2025, there was approximately $1.5 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.4 years.

(9) Redeemable Preferred Stock

The STRF Stock, STRC Stock, STRK Stock and STRD Stock discussed in this note below are classified within mezzanine equity, as certain events that could cause such shares to become redeemable are not solely within the control of the Company. Issuances of the Preferred Stock are recognized based on proceeds received, net of issuance costs and are not accreted to its redemption value unless it is probable that the Preferred Stock will become redeemable. The Company has evaluated the probability of a redemption in connection with a Fundamental Change (defined below). Based on current facts and circumstances and the Company’s current and projected capital structure, management has determined that the occurrence of a Fundamental Change is remote. Accordingly, the Company concluded that accretion to the redemption value of the Preferred Stock is not required as of the reporting date.

On July 7, 2025, the Company filed a certificate of amendment (the “STRK Amendment”) with the Secretary of State of the State of Delaware to the STRK Stock certificate of designations so that, together with other conforming changes, the STRK Stock has a liquidation preference that is initially $100 per share; provided, however, that, effective immediately after the close of business on each business day on or after July 7, 2025 (and, on or after July 7, 2025, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of STRK Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the liquidation preference per share of STRK Stock will be adjusted to be the greatest of (i) the stated amount of $100 per share of STRK Stock; (ii) in the case of any business day on or after July 7, 2025 with respect to which Strategy has, on such business day or any business day during the ten trading day period preceding such business day, executed any sale transaction to be settled by the issuance of STRK Stock, an amount equal to the Last Reported Sale Price (as defined in the STRK Stock certificate of designations) per share of STRK Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the Last Reported Sale Prices per share of STRK Stock for each trading day of the ten consecutive trading days immediately preceding such business day; provided that, for purposes of the definition of liquidation preference, the execution of the STRK Amendment will be treated as an execution of a sale transaction settled by the issuance of STRK Stock. See Note 6, Commitments and Contingencies. The Company intends to seek common stockholder ratification of the STRK Amendment. Until such ratification has been completed, investors should treat the STRK Amendment as being subject to ratification.

The following table summarizes the key terms and provisions of each series of Preferred Stock, and information relating to each series of Preferred Stock as of September 30, 2025. The summaries below are qualified in their entirety by the full text of the applicable certificate of designations.

	STRF Stock	STRC Stock	STRK Stock	STRD Stock
Trading Symbol on NASDAQ	STRF	STRC	STRK	STRD
Initial Issuance Date	March 25, 2025	July 29, 2025	February 5, 2025	June 10, 2025
Initial Shares Issued	8,500,000	28,011,111	7,300,000	11,764,700
Initial Public Offering Price	$85.00 per share	$90.00 per share	$80.00 per share	$85.00 per share
Initial Net Proceeds (in thousands)	$710,873	$2,473,800	$563,226	$979,486
Initial Issuance Costs (in thousands)	$11,627	$47,200	$20,774	$20,514
Shares Issued as of September 30, 2025	11,948,292	28,011,111	13,605,866	12,322,141
Par Value Per Share	$0.001	$0.001	$0.001	$0.001
Liquidation Preference Per Share as of September 30, 2025 (1)	$111.49	$100.00	$100.00	$100.00
Stated Amount	$100.00	$100.00	n/a	$100.00
Dividend Rate Per Annum as of September 30, 2025 (2)	10%	10%	8%	10%
Cumulative Dividends	Yes	Yes	Yes	No
Dividend Payment Method	Cash	Cash	Cash, class A common stock, or a combination of both	Cash
Conversion Privilege	None	None	Convertible to class A common stock at any time	None
Initial Conversion Rate	n/a	n/a	0.1 shares of class A common stock per share of STRK Stock	n/a
Redemption Rights (3)	Yes	Yes	Yes	Yes
Repurchase Rights (4)	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change
Board Rights (5)	Yes	No	Yes	No

(1)
The liquidation preference per share of STRF Stock, STRC Stock and STRD Stock generally approximates to the greater of the trading price per share of the applicable series of Preferred Stock or $100 as set forth in the applicable certificate of designations. As of September 30, 2025, the liquidation preference per share of STRK Stock was $100.00. See Note 6, Commitments and Contingencies – Contingencies - Shareholder and Derivative Actions - Dodge Class Action for additional information.
(2)
Shares of STRC Stock accumulate cumulative dividends at a variable rate per annum on the stated amount thereof. The monthly regular dividend rate per annum on STRC Stock for the month ended September 30, 2025 was 10.00%. On September 30, 2025, the Company increased the monthly regular dividend rate per annum on STRC Stock from 10.00% to 10.25% effective for monthly periods commencing on or after October 1, 2025. See Note 14, Subsequent Events, for additional information.
(3)
As set forth in the applicable certificate of designations, upon the occurrence of certain events, the Company will have the right, at its election, to redeem all, and not less than all, of the applicable series of Preferred Stock for cash at a redemption price calculated in accordance with the applicable certificate of designations. The Company also has the right, to redeem (subject to certain limitations set forth in the STRC Stock certificate of designations) all or any whole number of issued and outstanding shares of STRC Stock at any time, and from time to time, on any redemption date, at a cash redemption price per share of $101 (or such higher amount as may be chosen in the Company’s sole discretion), plus accumulated and unpaid regular dividends, if any, thereon to, and including, the redemption date.
(4)
If a “Fundamental Change” (as defined in the applicable certificate of designations) occurs, then (subject to a limited exception in the case of STRK Stock), holders of each series of Preferred Stock will have the right to require the Company to repurchase some or all of their shares of the applicable series of Preferred Stock for cash at a repurchase price calculated in accordance with the applicable certificate of designations.
(5)
Holders of STRC Stock and STRD Stock do not have the right to elect any directors to the Company’s board of directors upon non-payment of regular dividends. However, with respect to STRK Stock and STRF Stock, if (in each case, subject to the applicable certificate of designations) less than the full amount of accumulated and unpaid regular dividends on the applicable series of Preferred Stock have been declared and paid by the following regular dividend payment date in respect of each of (i) four or more consecutive regular dividend payment dates; and (ii) eight or more consecutive regular dividend payment dates, then, in each case, subject to certain limitations, the authorized number of the Company’s directors will automatically increase by one (or the Company will vacate the office of one of its directors) and the holders of the applicable series of Preferred Stock, voting together as a single class with the holders of each class or series of “Voting Parity Stock” (as defined in the applicable certificate of designations) with similar voting rights that are then exercisable, will have the right to elect one director to fill such directorship at the Company’s next annual meeting of stockholders (or, if earlier, at a special meeting of the Company’s stockholders called for such purpose). If, thereafter, all accumulated and unpaid regular dividends on the outstanding shares of the applicable series of Preferred Stock have been paid in full, then this right will terminate. Upon the termination of such right with respect to the applicable series of Preferred Stock and all other outstanding Voting Parity Stock, if any, the term of office of each person then serving as a director pursuant to this right will immediately and automatically terminate (and, if the authorized number of the Company’s directors was increased by one or two, as applicable, in connection with such election, then the authorized number of the Company’s directors will automatically decrease by one or two, as applicable).

At-the-Market Offerings of Preferred Stock

As of September 30, 2025, the Company had established the following at-the-market offering programs with respect to its Preferred Stock:

•
STRF ATM: On May 22, 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC (“TD”), Barclays Capital Inc. (“Barclays”), and The Benchmark Company, LLC (“Benchmark”), as sales agents (the “Original STRF Sales Agreement”), pursuant to which the Company may issue and sell shares of STRF Stock having an aggregate offering price of up to $2.1 billion, from time to time through the sales agents under the sales agreement for this program (the “STRF ATM”). On July 7, 2025, the Company entered into an amendment (the “STRF Sales Agreement Amendment”) to the Original STRF Sales Agreement to add Morgan Stanley & Co. LLC (“Morgan Stanley”) as a sales agent. The Original STRF Sales Agreement, as amended by the STRF Sales Agreement Amendment, is herein referred to as the “STRF Sales Agreement”.
•
STRC ATM: On July 31, 2025, the Company entered into a Sales Agreement with TD, Barclays, Benchmark, Clear Street LLC (“Clear Street”), and Morgan Stanley, as sales agents (the “STRC Sales Agreement”), pursuant to which the Company may issue and sell shares of STRC Stock having an aggregate offering price of up to $4.2 billion, from time to time through the sales agents under the sales agreement for this program (the “STRC ATM”).
•
STRK ATM: On March 10, 2025, the Company entered into a Sales Agreement with TD, Barclays, Benchmark, BTIG, LLC (“BTIG”), Canaccord Genuity LLC (“CG”), Cantor Fitzgerald & Co. (“Cantor”), Compass Point Research & Trading, LLC, H.C. Wainwright & Co., LLC, Keefe, Bruyette & Woods, Inc., Mizuho Securities USA LLC (“Mizuho”), Santander US Capital Markets LLC (“Santander”) and SG Americas Securities, LLC (“SG”), as sales agents (the “STRK Sales Agreement”) pursuant to which the Company may issue and sell shares of STRK Stock having an aggregate offering price of up to $21 billion, from time to time through the sales agents under the sales agreement for this program (the “STRK ATM”).
•
STRD ATM: On July 7, 2025, the Company entered into a Sales Agreement with TD, Barclays, Benchmark, Clear Street and Morgan Stanley, as sales agents (the “STRD Sales Agreement”), pursuant to which the Company may issue and sell shares of STRD Stock having an aggregate offering price of up to $4.2 billion from time to time through the sales agents under the sales agreement for this program (the “STRD ATM”).

Refer to Note 11, At-the-Market Offerings – Preferred Stock ATM Offerings and Note 14, Subsequent Events, for additional information regarding the Company’s at-the-market offering programs with respect to the Preferred Stock.

Dividends on Preferred Stock

During the three months ended September 30, 2025, the Company declared and paid the following dividends to the applicable stockholders of record as of 5:00 p.m., New York City time, on the applicable record date:

Preferred Stock	Ticker	Period	Record Date	Dividend Payment Date	Dividend Rate Per Annum	Cash Dividend Per Share		Cash Dividends Paid (in millions)
STRF Stock	STRF	Quarter ended September 30, 2025	September 15, 2025	September 30, 2025	10.00%	$2.50		$29.18
STRC Stock	STRC	Month ended August 31, 2025	August 15, 2025	August 31, 2025	9.00%	$0.80	(1)	$22.41
STRC Stock	STRC	Month ended September 30, 2025	September 15, 2025	September 30, 2025	10.00%	$0.833333333		$23.34
STRK Stock	STRK	Quarter ended September 30, 2025	September 15, 2025	September 30, 2025	8.00%	$2.00		$27.21
STRD Stock	STRD	Quarter ended September 30, 2025	September 15, 2025	September 30, 2025	10.00%	$3.055555556	(2)	$37.64
					Total Cash Dividends Paid			$139.78
(1)
The calculation of the monthly dividend for shares of STRC Stock for the month ended August 31, 2025 took into account the dividend accrued from, and including, July 29, 2025, the initial issuance date of STRC Stock.
(2)
The calculation of the quarterly dividend for shares of STRD Stock for the quarter ended September 30, 2025 took into account the dividend accrued from, and including, June 10, 2025, the initial issuance date of STRD Stock.

On September 30, 2025, the Company announced that its board of directors increased the monthly regular dividend rate per annum on STRC Stock from 10.00% to 10.25% effective for monthly periods commencing on or after October 1, 2025 and declared a monthly cash dividend of $0.854166667 per share, payable on STRC Stock on October 31, 2025 to stockholders of record as of 5:00 p.m., New York City time, on October 15, 2025.

Refer to Note 14, Subsequent Events, for additional information on the STRC Stock monthly regular dividend rate per annum and dividend declarations.

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

As of September 30, 2025, the Company had four series of preferred stock outstanding: STRF Stock, STRC Stock, STRK Stock, and STRD Stock. Holders of the Preferred Stock do not have voting rights, except for rights to appoint a director to the Company’s board upon certain failures to pay dividends on preferred stock, and have rights to dividends and other rights as discussed in Note 9, Redeemable Preferred Stock, to the Consolidated Financial Statements. Additionally, each share of the STRK Stock is convertible at any time, at the option of the holder, into 0.1 shares of class A common stock.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$2,785,024	$(340,174)	$8,588,500	$(495,851)
Dividends on preferred stock	(139,898)	0	(198,040)	0
Net income (loss) attributable to common stockholders of Strategy - Basic	$2,645,126	$(340,174)	$8,390,460	$(495,851)
Effect of dilutive shares on net income (loss):
Interest expense on 2027 Convertible Notes, net of tax	0	0	286	0
Interest expense on 2028 Convertible Notes, net of tax	1,871	0	5,626	0
Interest expense on 2029 Convertible Notes, net of tax	1,296	0	3,899	0
Interest expense on 2030A Convertible Notes, net of tax	1,592	0	4,786	0
Interest expense on 2030B Convertible Notes, net of tax	890	0	2,154	0
Interest expense on 2031 Convertible Notes, net of tax	1,378	0	4,145	0
Interest expense on 2032 Convertible Notes, net of tax	3,685	0	11,086	0
Dividends on STRK Stock	0	0	0	0
Net income (loss) - Diluted	$2,655,838	$(340,174)	$8,422,442	$(495,851)

Denominator:
Weighted average common shares of class A common stock	264,736	177,633	252,503	163,055
Weighted average common shares of class B common stock	19,640	19,640	19,640	19,640
Total weighted average shares of common stock outstanding - Basic	284,376	197,273	272,143	182,695

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	3,419	0	3,704	0
Restricted stock units	655	0	769	0
Performance stock units	503	0	508	0
Employee stock purchase plan	0	0	2	0
Convertible preferred stock	0	0	0	0
2027 Convertible Notes	0	0	1,315	0
2028 Convertible Notes	5,513	0	5,513	0
2029 Convertible Notes	4,462	0	4,462	0
2030A Convertible Notes	5,342	0	5,342	0
2030B Convertible Notes	4,614	0	3,719	0
2031 Convertible Notes	2,594	0	2,594	0
2032 Convertible Notes	3,915	0	3,915	0
Total weighted average shares of common stock outstanding - Diluted	315,393	197,273	303,986	182,695

Income (loss) per share:
Basic income (loss) per share (1)	$9.30	$(1.72)	$30.83	$(2.71)
Diluted income (loss) per share (1)	$8.42	$(1.72)	$27.71	$(2.71)

(1) Basic and fully diluted earnings per common share for class A and class B common stock are the same.

For the three and nine months ended September 30, 2025 and 2024, the following weighted average shares of potential class A common stock were excluded from the diluted earnings (loss) per common share calculation because their impact would have been anti-dilutive (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	53	5,823	46	7,481
Restricted stock units	6	1,587	13	1,756
Performance stock units	0	606	0	576
Employee stock purchase plan	0	8	0	13
Convertible preferred stock	1,304	0	915	0
2025 Convertible Notes	0	0	0	6,664
2027 Convertible Notes	0	7,330	0	7,330
2028 Convertible Notes	0	719	0	240
2029 Convertible Notes	0	0	0	0
2030A Convertible Notes	0	5,342	0	4,031
2030B Convertible Notes	0	0	0	0
2031 Convertible Notes	0	2,594	0	1,863
2032 Convertible Notes	0	3,915	0	1,506
Total	1,363	27,924	974	31,460

(11) At-the-Market Offerings

Common Stock ATM Offerings

From time to time, the Company has entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its class A common stock through at-the-market equity offering programs (the “Common Stock ATMs”). Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the Common Stock ATMs and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights. The following table summarizes the terms and provisions of each sales agreement, and each Common Stock ATM that was active during the nine months ended September 30, 2025 and the year ended December 31, 2024. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each Common Stock ATM in the following table are reported in thousands.

	May 2025 Sales Agreement	October 2024 Sales Agreement	August 2024 Sales Agreement	November 2023 Sales Agreement
Agreement effective date	May 1, 2025	October 30, 2024	August 1, 2024	November 30, 2023
Maximum aggregate offering price	$21,000,000	$21,000,000	$2,000,000	$750,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%	2.0%	2.0%
Date terminated/substantially depleted	n/a	April 30, 2025	November 19, 2024	July 31, 2024
As of September 30, 2025:
Cumulative shares of class A common stock sold under such sales agreement	12,849,124	58,384,669	11,685,355	12,720,770
Cumulative net proceeds received from shares of class A common stock sold under such sales agreement	$5,084,637	$20,962,051	$1,993,273	$747,025
Maximum aggregate offering price remaining available for sale under such sales agreement (1)	$15,908,796	n/a	n/a	n/a

(1)
Refer to Note 14, Subsequent Events, for Common Stock ATM activity for the period from October 1, 2025 through October 30, 2025.

The following table summarizes the sales activity of each sales agreement that was active during 2025 or 2024 for the periods indicated. The net proceeds (less sales commissions and expenses) for each Common Stock ATM in the following table are reported in thousands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Number of shares of class A common stock sold under such sales agreement:
November 2023 Sales Agreement	0	0	0	1,951,620
August 2024 Sales Agreement	0	8,048,449	0	8,048,449
October 2024 Sales Agreement	0	n/a	19,713,132	n/a
May 2025 Sales Agreement	5,712,041	n/a	12,849,124	n/a
Total shares of class A common stock sold pursuant to Common Stock ATMs	5,712,041	8,048,449	32,562,256	10,000,069

Net proceeds received from shares of class A common stock sold under such sales agreement:
November 2023 Sales Agreement	$0	$0	$0	$137,152
August 2024 Sales Agreement	0	1,105,141	0	1,105,141
October 2024 Sales Agreement	0	n/a	6,762,620	n/a
May 2025 Sales Agreement	2,199,360	n/a	5,084,637	n/a
Total net proceeds received from shares of class A common stock sold pursuant to Common Stock ATMs	$2,199,360	$1,105,141	$11,847,257	$1,242,293

The sales commissions and expenses related to each of the above Common Stock ATMs are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the corresponding shares are issued and sold.

Preferred Stock ATM Offerings

As of September 30, 2025, the Company is party to four Preferred Stock at-the-market offering programs: the STRF ATM, STRC ATM, STRK ATM and STRD ATM (collectively, the “Preferred Stock ATMs”). Refer to Note 9, Redeemable Preferred Stock and Note 14, Subsequent Events, for additional information on the Preferred Stock ATMs. Pursuant to the applicable sales agreement governing each Preferred Stock ATM the Company agreed to pay the applicable sales agents commissions for their services in acting as agents with respect to the sale of shares through each Preferred Stock ATM and also agreed to provide the applicable sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights.

The following table summarizes the terms and provisions of each sales agreement, and each Preferred Stock ATM that was active during the nine months ended September 30, 2025. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each Preferred Stock ATM in the following table are reported in thousands.

	STRF Sales Agreement	STRC Sales Agreement	STRK Sales Agreement	STRD Sales Agreement
Agreement effective date	May 22, 2025	July 31, 2025	March 10, 2025	July 7, 2025
Amendment date	July 7, 2025	n/a	n/a	n/a
Maximum aggregate offering price	$2,100,000	$4,200,000	$21,000,000	$4,200,000
Maximum commissions payable to sales agents on gross proceeds from the sale of shares	2.0%	2.0%	2.0%	2.0%
As of September 30, 2025:
Cumulative shares of Preferred Stock sold under such sales agreement	3,448,292	0	6,305,866	557,441
Cumulative net proceeds received from shares of Preferred Stock sold under such sales agreement	$380,468	$0	$630,014	$48,462
Maximum aggregate offering price remaining available for sale under such sales agreement (1)	$1,718,794	$4,200,000	$20,368,825	$4,151,430

(1)
Refer to Note 14, Subsequent Events, for Preferred Stock ATM activity for the period from October 1, 2025 through October 30, 2025.

The following table summarizes the sales activity of each Preferred Stock ATM that was active during 2025 for the periods indicated. The net proceeds (less sales commissions and expenses) for each Preferred Stock ATM in the following table are reported in thousands.

	Three Months Ended	Nine Months Ended
	September 30,
	2025
Number of shares of Preferred Stock sold under such sales agreement:
STRF Sales Agreement	1,881,542	3,448,292
STRC Sales Agreement	0	0
STRK Sales Agreement	1,404,499	6,305,866
STRD Sales Agreement	557,441	577,441
Total shares of Preferred Stock sold pursuant to Preferred Stock ATM offerings (1)	3,843,482	10,331,599

Net proceeds received from shares of Preferred Stock sold under such sales agreement:
STRF Sales Agreement	$217,434	$380,468
STRC Sales Agreement	-	-
STRK Sales Agreement	152,824	630,014
STRD Sales Agreement	48,462	48,462
Total net proceeds received from shares of Preferred Stock sold pursuant to Preferred Stock ATM offerings (1)	$418,720	$1,058,944

(1)
Refer to Note 14, Subsequent Events, for Preferred Stock ATM activity for the period from October 1, 2025 through October 30, 2025.

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

	Three Months Ended September 30, 2025
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$128,691	$0	$128,691
Significant expenses (1)
Controllable
Sales and marketing	(24,656)	0	(24,656)
Maintenance	(6,971)	0	(6,971)
Consulting	(11,115)	0	(11,115)
Cloud	(19,172)	0	(19,172)
Technology	(20,945)	0	(20,945)
Corporate resources	(18,194)	(4,326)	(22,520)
Non-Controllable
Unrealized gain on digital assets	0	3,890,847	3,890,847
Digital asset custody fees	0	(5,342)	(5,342)
Share-based compensation expense	(10,832)	(4,651)	(15,483)
Payroll taxes on equity award exercises and vestings	(765)	(739)	(1,504)
Other segment items (2)	(1,704)	0	(1,704)
Interest income (expense), net (3)	109	(18,999)	(18,890)
Income tax benefit (expense) (4)	19,728	(1,105,940)	(1,086,212)
Net income	$34,174	$2,750,850	$2,785,024
Total assets, as of September 30, 2025 (5)	$413,313	$73,205,725	$73,619,038

	Three Months Ended September 30, 2024
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$116,071	$0	$116,071
Significant expenses (1)
Controllable
Sales and marketing	(28,459)	0	(28,459)
Maintenance	(7,553)	0	(7,553)
Consulting	(14,726)	0	(14,726)
Cloud	(11,549)	0	(11,549)
Technology	(30,069)	0	(30,069)
Corporate resources	(20,923)	0	(20,923)
Non-Controllable
Impairment losses on digital assets	0	(412,084)	(412,084)
Digital asset custody fees	0	(1,746)	(1,746)
Share-based compensation expense	(19,394)	0	(19,394)
Payroll taxes on equity award exercises and vestings	(498)	0	(498)
Other segment items (2)	(6,394)	(292)	(6,686)
Interest expense, net (3)	0	(18,129)	(18,129)
Gain (loss) on debt extinguishment	0	(22,933)	(22,933)
Income tax benefit (4)	6,266	132,238	138,504
Net income (loss)	$(17,228)	$(322,946)	$(340,174)
Total assets, as of September 30, 2024 (5)	$591,004	$7,752,576	$8,343,581

	Nine Months Ended September 30, 2025
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$354,245	$0	$354,245
Significant expenses (1)
Controllable
Sales and marketing	(74,540)	0	(74,540)
Maintenance	(20,705)	0	(20,705)
Consulting	(34,825)	0	(34,825)
Cloud	(49,774)	0	(49,774)
Technology	(67,244)	0	(67,244)
Corporate resources	(53,265)	(18,150)	(71,415)
Non-Controllable
Unrealized gain on digital assets	0	12,032,356	12,032,356
Digital asset custody fees	0	(14,346)	(14,346)
Share-based compensation expense	(32,037)	(11,007)	(43,044)
Payroll taxes on equity award exercises and vestings	(5,426)	(833)	(6,259)
Other segment items (2)	(15,952)	0	(15,952)
Interest income (expense), net (3)	283	(54,176)	(53,893)
Income tax benefit (expense) (4)	81,980	(3,428,084)	(3,346,104)
Net income	$82,740	$8,505,760	$8,588,500

	Nine Months Ended September 30, 2024
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$342,759	$0	$342,759
Significant expenses (1)	0
Controllable	0
Sales and marketing	(78,037)	0	(78,037)
Maintenance	(22,103)	0	(22,103)
Consulting	(42,676)	0	(42,676)
Cloud	(29,776)	0	(29,776)
Technology	(82,927)	0	(82,927)
Corporate resources	(65,137)	0	(65,137)
Non-Controllable	0
Impairment losses on digital assets	0	(783,807)	(783,807)
Digital asset custody fees	0	(3,843)	(3,843)
Share-based compensation expense	(57,806)	0	(57,806)
Payroll taxes on equity award exercises and vestings	(11,725)	0	(11,725)
Other segment items (2)	(3,298)	(826)	(4,124)
Interest expense, net (3)	0	(45,476)	(45,476)
Gain (loss) on debt extinguishment	0	(22,933)	(22,933)
Income tax benefit (4)	163,989	247,771	411,760
Net income (loss)	$113,263	$(609,114)	$(495,851)

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
(2)
Other segment items for the Software Business are primarily related to foreign currency transaction gains and losses, costs supporting the Company’s education function, one-time corporate initiatives, and certain expenses that are not easily allocable to specific functions. In 2024, other segment items for the Corporate & Other category are primarily related to third-party consulting and advisory fees.

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
(5)
Due to the adoption of ASU 2023-08, segment assets allocated to the Corporate & Other category as of September 30, 2025 included only the Company’s digital assets. As of September 30, 2025, segment assets included the Company’s digital assets and deferred tax assets primarily related to digital asset impairment losses and interest expense.

The following table presents total revenues and long-lived assets (in thousands) according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net. The Corporate & Other category disclosed above is included within the U.S. region.

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Total revenues
Three months ended September 30, 2025	$74,571	$42,257	$11,863	$128,691
Three months ended September 30, 2024	$63,958	$38,952	$13,161	$116,071
Nine months ended September 30, 2025	$203,346	$119,583	$31,316	$354,245
Nine months ended September 30, 2024	$192,115	$114,273	$36,371	$342,759
Long-lived assets
As of September 30, 2025	$68,691	$3,140	$7,354	$79,185
As of December 31, 2024	$69,767	$3,556	$7,564	$80,887

The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three and nine months ended September 30, 2025, Germany accounted for 10% or more of total consolidated revenues. For the three and nine months ended September 30, 2024, no country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2025 and 2024, no individual customer accounted for 10% or more of total consolidated revenues.

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

(14) Subsequent Events

Digital asset purchases

From October 1, 2025 through October 30, 2025, the Company has purchased approximately 1,137 bitcoins for $130.7 million, or approximately $114,995 per bitcoin.

At-the-market offerings

ATM Updates

During the period from October 1, 2025 through October 30, 2025, the Company engaged in the following activity under its at-the-market offering programs:

ATM Program	Shares Sold	Net Proceeds (in millions)	Available for Issuance and Sale as of October 30, 2025 (in millions)
STRF ATM	486,385 shares of STRF Stock	$54.8	$1,663.9
STRC ATM	0 shares of STRC Stock	$-	$4,200.0
STRK ATM	312,652 shares of STRK Stock	$28.2	$20,340.6
STRD ATM	217,542 shares of STRD Stock	$17.6	$4,133.8
Common Stock ATM	183,501 shares of class A common stock	$54.4	$15,854.4

Dividends on STRC Stock

On October 30, 2025, the Company announced that its board of directors increased the monthly regular dividend rate per annum on STRC Stock from 10.25% to 10.50% effective for monthly periods commencing on or after November 1, 2025 and declared a monthly cash dividend of $0.875 per share payable on STRC Stock on November 30, 2025 to stockholders of record as of 5:00 p.m., New York City time, on November 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under “III. Risk Factor Updates” in our Current Report on Form 8-K filed with the SEC on October 6, 2025 and “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Business Overview

Strategy is the world's first and largest Bitcoin Treasury Company. We are a publicly traded company that has adopted Bitcoin as our primary treasury reserve asset. By using proceeds from equity and debt financings, as well as cash flows from our operations, we strategically accumulate Bitcoin and advocate for its role as digital capital. Our treasury strategy is designed to provide investors varying degrees of economic exposure to Bitcoin by offering a range of securities, including equity and fixed-income instruments.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended, and stockholders do not have the protections associated with ownership of shares in a registered investment company, nor the protections afforded by the Commodity Exchange Act of 1936.

Our Enterprise Analytics Software Strategy

Strategy is a pioneer in AI-powered intelligence solutions delivering a comprehensive portfolio that addresses a wide spectrum of enterprise data challenges. We provide software and services designed to transform complex, fragmented data environments into unified, reliable information ecosystems that drive insight and action across organizations worldwide. Our vision is to drive growth and competitive advantage for our customers by delivering Intelligence Everywhere™.

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

Bitcoin Activity and Holdings

Bitcoin Acquisition Activity

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, bitcoin sales (if any), unrealized loss (gain) on digital assets, digital asset impairment losses, and cumulative effect adjustments within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2024 (before adoption of ASU 2023-08)		$27,968,248	$(4,058,875)	$23,909,373	447,470	$62,503
Cumulative effect upon adoption of ASU 2023-08		0	4,058,875	17,881,048	0	0
Balance immediately following adoption of ASU 2023-08		$27,968,248	$0	$41,790,421	$447,470	$62,503
Digital asset purchases	(a)	7,661,663	n/a	7,661,663	80,715	94,922
Unrealized loss on digital assets			n/a	(5,906,005)
Balance at March 31, 2025		$35,629,911	n/a	$43,546,079	528,185	$67,457
Digital asset purchases	(b)	6,769,205	n/a	6,769,205	69,140	97,906
Unrealized gain on digital assets			n/a	14,047,514
Balance at June 30, 2025		$42,399,116	n/a	$64,362,798	597,325	$70,982
Digital asset purchases	(c)	4,952,080	n/a	4,952,080	42,706	115,959
Unrealized gain on digital assets			n/a	3,890,847
Balance at September 30, 2025		$47,351,196	n/a	$73,205,725	640,031	$73,983

(a) In the first quarter of 2025, we purchased bitcoin using $4.37 billion of the net proceeds from sales under our Common Stock ATM then-in effect, $1.99 billion of the net proceeds from our issuance of the 2030B Convertible Notes, $593.7 million of the aggregate net proceeds from the initial public offering of our STRK Stock and sales under the STRK ATM, and $710.0 million of the net proceeds from the initial public offering of STRF Stock.

(b) In the second quarter of 2025, we purchased bitcoin using $5.19 billion of the net proceeds from sales under our Common Stock ATMs then-in effect, $979.7 million of the net proceeds from our initial public offering of STRD Stock, $163.0 million of the net proceeds from sales under the STRF ATM, and $438.0 million of the net proceeds from sales under the STRK ATM.

(c) In the third quarter of 2025, we purchased bitcoin using $209.5 million of the net proceeds from the STRF ATM, $153.1 million of the net proceeds from the STRK ATM, $48.5 million of the net proceeds from the STRD ATM, $2.07 billion of the net proceeds from the Common Stock ATM, and $2.47 billion of the net proceeds from the initial public offering of STRC Stock.

Our unrealized gains on digital assets for the three and nine months ended September 30, 2025 amounted to $3.89 billion and $12.03 billion, respectively, partially offset by $1.12 billion and $3.46 billion in deferred tax expense, respectively. See “Results of Operations – Bitcoin Impacts” additional information on unrealized gains and losses on digital assets.

Bitcoin Holdings The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market for bitcoin) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
December 31, 2024	447,470	$58,863.90	$26,339,829	$108,388.88	$48,500,772	$93,390.21	$41,789,317
March 31, 2025	528,185	$76,555.00	$40,435,222	$109,358.01	$57,761,287	$82,444.71	$43,546,079
June 30, 2025	597,325	$74,420.69	$44,453,357	$112,000.00	$66,900,427	$107,751.68	$64,362,798
September 30, 2025	640,031	$105,119.70	$67,279,817	$124,533.00	$79,704,922	$114,378.49	$73,205,725

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

The amounts reported as “Market Value” in the above table represent only a mathematical calculation consisting of the price for one bitcoin reported on the Coinbase exchange (our principal market for bitcoin) in each scenario defined above multiplied by the number of bitcoins held by us at the end of the applicable period. Bitcoin and bitcoin markets may be subject to manipulation and the spot price of bitcoin may be subject to fraud and manipulation. Accordingly, the Market Value amounts reported above may not accurately represent fair market value, and the actual fair market value of our bitcoin may be different from such amounts and such deviation may be material. Moreover, (i) the bitcoin market historically has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network and (ii) we may not be able to sell our bitcoins at the Market Value amounts indicated above, at the market price as reported on the Coinbase exchange (our principal market for bitcoin) on the date of sale, or at all.

As of October 30, 2025, we held approximately 641,167 bitcoins, all of which are unencumbered, and which had an aggregate market value of $68.28 billion as of October 30, 2025 (based on the market price of $106,490 of one bitcoin as reported on the Coinbase exchange as of October 30, 2025, 4:00 p.m. Eastern Time).

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. We continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians. See “III. Risk Factor Updates—Risks Related to Our Bitcoin Strategy and Holdings— We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin” in our Current Report on Form 8-K filed with the SEC on October 6, 2025. As of October 30, 2025, our bitcoin is held with the following custodians:

Custodian	Number of Bitcoin Custodied (1)	Bitcoin Custodied (%)
Coinbase Custody Trust Company, LLC	330,809	51.6%
Anchorage Digital Bank N.A.	223,278	34.8%
Fidelity Digital Asset Services, LLC	87,081	13.6%

(1) Amounts shown are rounded to the nearest bitcoin

Capital Markets Activity

Consistent with our Treasury Reserve Policy and bitcoin strategy, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire bitcoin. We fund our purchases of bitcoin primarily from proceeds of our offerings of our class A common stock and various preferred stock instruments. We have also previously used proceeds from offerings of convertible notes and senior secured notes, and a loan secured by bitcoin, to purchase bitcoin, and we may incur additional indebtedness in the future, including for the purpose of purchasing bitcoin.

We offer multiple types of securities to obtain broad access to equity and credit investors. We intentionally structure our preferred stock instruments to target investors interested in gaining economic exposure to bitcoin across a wide spectrum of yield, duration and risk tolerance preferences. For example, we believe we have designed each of our outstanding preferred stock instruments to appeal to a different type of investor as follows:

•
STRF Stock: income-focused investors with lower risk tolerance;
•
STRC Stock: income-focused investors seeking short duration;
•
STRK Stock: investors seeking yield with greater potential for price appreciation (due to the convertibility feature of STRK Stock); and
•
STRD Stock: investors seeking higher yields.

We may offer additional preferred stock instruments in the future that target other market participants.

We believe offering a range of securities, including equity and fixed income instruments, enables us to flexibly access a broad spectrum of investors, which in turn enables us to execute on our strategy of acquiring bitcoin in a manner we believe to be accretive to common stockholders on a per share basis.

The type and amount of securities that we may issue and sell from time to time depend on a variety of factors, many of which are outside our control, including market conditions and demand for our instruments, our overall level of indebtedness, and the amount and timing of interest and dividend payments that we expect to make. In evaluating our capital markets transactions, we consider numerous factors, including, but not limited to the following:

•
Accretion to common shareholders: We consider whether the contemplated issuance and related bitcoin purchases are expected to increase our bitcoin per share (“BPS”) key performance indicator (“KPI”) and support our BTC Yield (as defined below) KPI over relevant horizons after considering dilution (if any), cash obligations, fees and execution costs. For example, purchasing bitcoin using proceeds from offerings of class A common stock would be expected to generate a lower BTC Yield than purchasing bitcoin using proceeds from offerings of non-convertible preferred stock instruments at the outset, but we are not required to pay any dividends on our common stock;
•
Existing and potential market demand: For new issuances of preferred stock and other novel instruments, we assess investor demand and aim to structure instruments that we believe will appeal to target market segments. As noted above, we structured each of our current preferred stock instruments to target a different market segment, which we base in part on feedback received from market soundings and other investor communications;
•
Cost of capital: For instruments with dividend or interest obligations, we assess all‑in cost (cash and potential dilution). For example, we evaluate the all-in cost of offerings of preferred stock instruments to include our dividend obligations as we expect to pay those dividends with the proceeds from the issuance of additional securities;
•
Leverage and asset coverage: We assess the impact of our offerings on our leverage profile and capital structure. For example, STRF Stock is our most senior preferred stock instrument, and offerings of STRF Stock increase the aggregate claims to our assets on liquidation and payments of dividends of STRF Stock above more junior preferred stock instruments, while increasing the economic leverage of our class A common stock;
•
Valuation discipline: For common equity, among other factors, we calibrate issuance to valuation references with respect to our bitcoin holdings;

•
Market capacity: We assess demand and pacing (e.g., at-the-market offering capacity relative to trading volumes, or bookbuilding indications for underwritten transactions); and
•
Balance sheet resilience and flexibility: We evaluate capital markets transactions against long-term liquidity and stress scenarios.

We do not weigh these considerations uniformly, and not all are applicable to every offering. These considerations also vary across our instrument portfolio, market conditions, liquidity needs, and strategic considerations. There may also be other unforeseen considerations with respect to future offerings. In all cases, we have significant discretion in evaluating these and other considerations and executing on our capital markets transactions.

Equity Offerings

The following table sets forth total shares sold and total net proceeds received from shares sold under our initial public and at-the-market offerings for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024 (1)	2025	2024 (1)
Number of shares sold (2)
STRF Stock	1,881,542	n/a	11,948,292	n/a
STRC Stock	28,011,111	n/a	28,011,111	n/a
STRK Stock	1,404,499	n/a	13,605,866	n/a
STRD Stock	557,441	n/a	12,322,141	n/a
Class A common stock	5,712,041	8,048,449	32,562,256	10,000,069
Net proceeds received from shares sold (in thousands) (2)
STRF Stock	$217,434	n/a	$1,091,342	n/a
STRC Stock	2,473,800	n/a	2,473,800	n/a
STRK Stock	152,824	n/a	1,193,240	n/a
STRD Stock	48,462	n/a	1,027,948	n/a
Class A common stock	2,199,360	1,105,141	11,847,257	1,242,293
Total net proceeds	$5,091,880	$1,105,141	$17,633,587	$1,242,293

(1) On August 7, 2024, we completed a 10-for-1 stock split of our class A and class B common stock. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, for further information. As a result of the stock split, all applicable share and per share information presented in this table for the three and nine months ended September 30, 2024 have been retroactively adjusted to reflect the stock split.

(2) Includes shares sold and net proceeds received from shares sold under our initial public offerings of our Preferred Stock and at-the-market equity offerings of our class A common stock and Preferred Stock for the periods indicated. See Note 9, Redeemable Preferred Stock, for additional information on the initial public offerings of our Preferred Stock.

The following table sets forth total shares sold and total net proceeds received from shares sold under our at-the-market equity offering programs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024 (a)	2025	2024 (a)
Number of shares sold pursuant to at-the market offerings
STRF ATM	1,881,542	n/a	3,448,292	n/a
STRC ATM	-	n/a	-	n/a
STRK ATM	1,404,499	n/a	6,305,866	n/a
STRD ATM	557,441	n/a	557,441	n/a
Common Stock ATMs	5,712,041	8,048,449	32,562,256	10,000,069
Net proceeds received from shares sold pursuant to at-the-market offerings (in thousands)
STRF ATM	$217,434	n/a	$380,468	n/a
STRC ATM	0	n/a	0	n/a
STRK ATM	152,824	n/a	630,014	n/a
STRD ATM	48,462	n/a	48,462	n/a
Common Stock ATMs	2,199,360	1,105,141	11,847,257	1,242,293
Total net proceeds	$2,618,080	$1,105,141	$12,906,201	$1,242,293

(a) On August 7, 2024, we completed a 10-for-1 stock split of our class A and class B common stock. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, for further information. As a result of the stock split, all applicable share and per share information presented in this table for the three and nine months ended September 30, 2024 have been retroactively adjusted to reflect the stock split.

See Note 9, Redeemable Preferred Stock and Note 11, At-the-Market Offerings, to the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Refer to Note 14, Subsequent Events, for Preferred Stock ATM activity for the period from October 1, 2025 through October 30, 2025.

Debt Offerings

The following table sets forth the aggregate net proceeds (in thousands) from issuances of our Convertible Notes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net proceeds
2028 Convertible Notes	$0	$997,375	$0	$997,375
2030A Convertible Notes	0	0	0	782,000
2030B Convertible Notes	0	0	1,984,852	0
2031 Convertible Notes	0	0	0	592,567
2032 Convertible Notes	0	0	0	786,000
Total net proceeds	$0	$997,375	$1,984,852	$3,157,942

In addition, in June 2025, we entered into a loan agreement that provides for aggregate borrowings of up to $31.1 million, available in multiple tranches, and bearing interest, with respect to each tranche, at a variable rate equal to the one-year Secured Overnight Financing Rate plus 4.24%. The loan will mature in December 2026. As of September 30, 2025, the loan had a net carrying value of $20.8 million, and an outstanding principal balance of $21.1 million.

For additional information on our Convertible Notes, see Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Bitcoin KPIs

We seek to increase BPS by growing our bitcoin holdings faster than Assumed Diluted Shares Outstanding (defined below) through a combination of bitcoin acquisitions and disciplined use of equity and credit markets. To assess achievement of this strategy, we monitor and review the following KPIs:

•
Bitcoin Per Share (BPS) is a KPI that represents the ratio between our bitcoin holdings and Assumed Diluted Shares Outstanding, expressed in terms of Satoshis, where:

o
“Assumed Diluted Shares Outstanding” refers to the aggregate of our Basic Shares Outstanding as of the dates presented plus all additional shares that would result from the assumed conversion of all outstanding convertible notes and convertible preferred stock, exercise of all outstanding stock option awards, and settlement of all outstanding restricted stock units and performance stock units as of such dates. Assumed Diluted Shares Outstanding is not calculated using the treasury method and does not take into account any vesting conditions (in the case of equity awards), the exercise price of any stock option awards or any contractual conditions limiting convertibility of convertible debt instruments.
o
“Basic Shares Outstanding” reflects the actual class A common stock and class B common stock outstanding as of the dates presented. For purposes of this calculation, outstanding shares of such stock are deemed to include shares, if any, that (A) were sold under at-the-market equity offering programs, or (B) were to be issued pursuant to (i) options that had been exercised, (ii) restricted stock units that have vested or (iii) conversion requests received with respect to convertible securities, but which in each case were pending issuance as of the dates presented.
o
A “Satoshi” or a “Sat” is one one-hundred-millionth of one bitcoin, currently the smallest indivisible unit of a bitcoin.
•
BTC Yield represents the percentage change in BPS from the beginning of a period to the end of the period.
•
BTC Gain represents the number of bitcoins held by us at the beginning of a period multiplied by the BTC Yield for the period.
•
BTC $ Gain represents the dollar value of the BTC Gain calculated by multiplying the BTC Gain by the market price of bitcoin. For determining BTC $ Gain on a quarter-to-date or year-to-date basis, unless otherwise specified, we use the current market price of bitcoin. For determining BTC $ Gain for a past fiscal year or other past period, we use the market price of bitcoin as of 4:00pm ET as reported on the Coinbase exchange on the last day of the applicable period. We use these market prices of bitcoin for this calculation solely for the purpose of facilitating this illustrative calculation.

The following tables present our bitcoin holdings, Assumed Diluted Shares Outstanding, BPS and the price of bitcoin as of the dates indicated below, and the change in each for the three and nine month periods ended September 30, 2024 and 2025:

	As of June 30, 2025	Change (#)	As of September 30, 2025	As of June 30, 2024	Change (#)	As of September 30, 2024
Number of Bitcoin Held	597,325	42,705	640,031	226,331	25,889	252,220
Assumed Diluted Shares Outstanding (in thousands)	314,216	5,824	320,040	221,670	13,377	235,047
BPS	190,100	9,884	199,984	102,102	5,204	107,306
Bitcoin Price ($)	107,752	6,627	114,378	61,927	1,536	63,463

	As of December 31, 2024	Change (#)	As of September 30, 2025	As of December 31, 2023	Change (#)	As of September 30, 2024
Number of Bitcoin Held	447,470	192,560	640,031	189,150	63,070	252,220
Assumed Diluted Shares Outstanding (in thousands)	281,735	38,305	320,040	207,636	27,411	235,047
BPS	158,826	41,158	199,984	91,097	16,209	107,306
Bitcoin Price ($)	93,390	20,988	114,378	42,531	20,932	63,463

The following tables present our BTC Yield, BTC Gain, and BTC $ Gain for the three and nine month periods ended September 30, 2024 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change		2025	2024	% Change
BTC Yield	5.2%	5.1%	0.1%	(1)	25.9%	17.8%	8.1%	(1)
BTC Gain	31,058	11,535	169%		115,956	33,657	245%
BTC $ Gain (in millions, except percentages)	$3,552	$732	385%		$13,263	$2,136	521%

(1) Represents the absolute change between the periods presented.

•
BTC Yield: We achieved BTC Yield of 5.2% and 25.9% for the three and nine months ended September 30, 2025, respectively, as compared to 5.1% and 17.8% during the same periods in the prior year, as applicable, primarily due to an acceleration of our bitcoin acquisitions and a change in mix of dilutive versus non-dilutive capital markets activity compared to the same periods from the prior year.
o
Three-months ended September 30: We acquired 42,705 bitcoin (increasing our total holdings to 640,031) during the three months ended September 30, 2025, compared to 25,889 bitcoin during the three months ended September 30,

2024 (increasing our total holdings to 252,220). Of the approximately $5.1 billion we raised from capital markets activity during the three months ended September 30, 2025, approximately $2.3 billion was attributable to issuances under the STRK ATM and Common Stock ATMs, which resulted in an increase of approximately 5.8 million shares in Assumed Diluted Shares Outstanding (bringing our total Assumed Diluted Shares Outstanding to approximately 320.0 million as of September 30, 2025), while approximately $2.8 billion was attributable to issuances under the STRF ATM and STRD ATM and the initial public offering of STRC Stock, none of which increased Assumed Diluted Shares Outstanding. In comparison, the $2.1 billion we raised from capital markets activity during the three months ended September 30, 2024 was primarily attributable to issuances under our Common Stock ATMs and of our 2028 Convertible Notes, which resulted in an increase of approximately 13.4 million shares in Assumed Diluted Shares Outstanding (bringing our total Assumed Diluted Shares Outstanding to approximately 235.0 million as of September 30, 2024). Additionally, we used approximately $523.9 million of the proceeds from the offering of our 2028 Convertible Notes to repay the principal amount plus accrued and unpaid interest of our 2028 Senior Secured Notes, which increased Assumed Diluted Shares Outstanding without a corresponding increase to our bitcoin holdings during the three months ended September 30, 2024. We also utilized our Common Stock ATM to pay dividends on our preferred stock, which increased Assumed Diluted Shares Outstanding without a corresponding increase to our bitcoin holdings during the three months ended September 30, 2025. See “Liquidity and Capital Resources – Contractual and Other Obligations” for additional information.
o
Nine-months ended September 30: We acquired 192,561 bitcoin (increasing our total holdings to 640,031) during the nine months ended September 30, 2025, compared to 63,070 bitcoin during the nine months ended September 30, 2024 (increasing our total holdings to 252,220). Of the approximately $19.7 billion we raised from capital markets activity during the nine months ended September 30, 2025, approximately $15.0 billion was attributable to issuances under the STRK ATM and Common Stock ATMs, the issuance of the 2030B Convertible Notes and the initial public offering of STRK Stock, which resulted in an increase of approximately 38.3 million shares in Assumed Diluted Shares Outstanding (bringing our total Assumed Diluted Shares Outstanding to approximately 320.0 million as of September 30, 2025), while approximately $4.7 billion was attributable to issuances under the STRF ATM and STRD ATM and the initial public offerings of STRF Stock, STRC Stock and STRD Stock, which did not increase Assumed Diluted Shares Outstanding. In comparison, the $4.5 billion we raised from capital markets activity during the nine months ended September 30, 2024 was primarily attributable to issuances under our Common Stock ATMs and of our 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes, which resulted in an increase of approximately 27.4 million shares in Assumed Diluted Shares Outstanding (bringing our total Assumed Diluted Shares Outstanding to approximately 235.0 million Assumed Diluted Shares Outstanding as of September 30, 2024). Additionally, we used approximately $523.9 million of the proceeds from our offering of our 2028 Convertible Notes to repay the principal amount plus accrued and unpaid interest on our 2028 Senior Secured Notes, which increased Assumed Diluted Shares Outstanding without a corresponding increase to our bitcoin holdings during the nine months ended September 30, 2024. We also utilized our Common Stock ATMs to pay dividends on our preferred stock, which increased Assumed Diluted Shares Outstanding without a corresponding increase to our bitcoin holdings during the nine months ended September 30, 2025. See “Liquidity and Capital Resources –Contractual and Other Obligations” for additional information.
•
BTC Gain: We achieved BTC Gain of 31,058 and 115,956 for the three and nine months ended September 30, 2025, respectively, as compared to 11,535 and 33,657 during the same periods in the prior year, as applicable, primarily due to an increase in our bitcoin holdings as of the beginning of each applicable period in 2025 compared to the beginning of each applicable period in 2024 (as of June 30, 2025 and 2024, we held 597,325 and 226,331 bitcoin, respectively; as of December 31, 2023 and 2024, we held 189,150 and 447,470 bitcoin, respectively), as well as an increase in our BTC Yield for the nine months ended September 30, 2025 as compared to the prior year period, as set forth above.
•
BTC $ Gain: We achieved BTC $ Gain of approximately $3.552 billion and $13.263 billion for the three and nine months ended September 30, 2025, respectively, as compared to approximately $732.0 million and $2.136 billion during the same periods in the prior year, as applicable, primarily due to an increase in bitcoin price from $63,463 as of September 30, 2024 to $114,378 as of September 30, 2025, as well as an increase in BTC Gain compared to the same periods in the prior year, as set forth above.

See “Important Information about KPIs” for additional information about these KPIs, including their purposes and limitations and for the calculation of Assumed Diluted Shares Outstanding.

Factors Impacting Results

We believe the following key factors have previously had, and may continue to have, material impacts to our financial results and liquidity, and our ability to achieve our business objectives:

•
Bitcoin:
o
Financial results. Bitcoin is a highly volatile asset that has traded below $60,000 per bitcoin and above $120,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding September 30, 2025. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. Due to the volatility of bitcoin, and our substantial holdings of bitcoin, we expect changes in the market value of bitcoin to materially impact our results.
o
Bitcoin risks. Bitcoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding bitcoin does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of bitcoin has historically experienced significant price volatility, and a significant decrease in the price of bitcoin would adversely affect our financial condition and results of operations. Our strategy of acquiring and holding bitcoin also exposes us to counterparty risks with respect to the custody of our bitcoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, we are subject to the risk that, if our private keys with respect to our digital assets are lost or destroyed or other similar circumstances or events occur, we may lose some or all of our digital assets, which could materially adversely affect our financial condition and results of operations.
•
Capital markets activity and conditions:
o
Source of capital. We rely substantially on the availability of equity and debt capital markets to fund our preferred stock dividend obligations, interest expense, and other financial obligations. As such, we are subject to risks relating to the availability of capital to us on favorable terms or at all.
o
Preferred stock dividend obligations. Our outstanding preferred stock creates recurring and potentially variable cash obligations that can reduce funds available for operations, product investment, and debt service. In addition, any deferred dividends on certain of our preferred stock would accrue and compound, including at increasing rates in the case of STRF Stock, which could increase future cash outlays, while STRC Stock’s board-set variable rate can change monthly, introducing additional uncertainty to dividend expense.
•
Tax:
o
Deferred tax liability. Since adopting ASU 2023-08, we are no longer required to account for our bitcoin under a cost-less-impairment accounting model and we no longer record a deferred tax asset related to bitcoin impairment losses. Instead, we establish a deferred tax liability if the market value of bitcoin at the reporting date is greater than the average cost basis of our bitcoin holdings at such reporting date, and any subsequent increases or decreases in the market value of bitcoin will increase or decrease the deferred tax liability.
o
Legal and regulatory developments.
▪
CAMT: On September 30, 2025, the Treasury and the IRS issued the Interim Guidance which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing AFSI for purposes of determining whether it is subject to the 15% CAMT under the IRA. The Treasury and IRS intend to issue revised proposed regulations similar to this Interim Guidance. As previously disclosed, pursuant to the Interim Guidance, we plan to exclude our unrealized gains and losses on our bitcoin holdings from the calculation of our AFSI for purposes of determining whether we are subject to CAMT. As a result, we no longer expect to become subject to CAMT due to unrealized gains on our bitcoin holdings.
▪
OBBBA: On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., introducing several changes to corporate taxation. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense, accelerated fixed asset depreciation, and adjustments to the international tax framework. The legislation did not have a material impact to our income tax expense or effective tax rate for the three months ended September 30, 2025 and we do not expect it to have a material impact on our 2025 financial statements.
•
Software business:
o
On-premise to cloud subscription. The ongoing transition from on-premise perpetual licenses to cloud subscriptions has resulted, and is expected to continue to result, in shifts in payment patterns and revenue recognition from upfront to ratable, creating variability in reported revenue, operating results and cash flows. As part of this shift, although during the three months ended September 30, 2025, product license revenues increased primarily due to a settlement fee from a customer totaling $11 million for past usage and transition support resulting in us recognizing $9.3 million of this amount as license revenue during such period, product license revenues for the nine months ended September 30, 2025 declined and we expect them to continue to decline in future periods as we no longer market new perpetual licenses and product support revenues have decreased as customers migrate to cloud subscriptions in lieu of renewing legacy support contracts.

o
Deferred revenue and advance payments. Deferred revenue and advance payments represent amounts received or due from our customers before we transfer our software or services to the customer. For multi-year service contract arrangements, we generally invoice no more than one year in advance of services and record deferred revenue only for invoiced amounts. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer. The portions of multi-year contracts that will be invoiced in the future are not presented on the Consolidated Balance Sheets in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below.

See “III. Risk Factor Updates” in our Current Report on Form 8-K filed with the SEC on October 6, 2025 and “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q for information regarding the risks relating to our bitcoin holdings and strategy, bitcoin generally, our securities and capital markets activities, our operations, and other important risk factors, the materialization of any of which could materially impact our results and liquidity.

Results of Operations

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
Revenues:
Product licenses	$17,373	$11,087	56.7%	$31,820	$33,311	-4.5%
Subscription services	45,972	27,800	65.4%	123,899	74,846	65.5%
Total product licenses and subscription services	63,345	38,887	62.9%	155,719	108,157	44.0%
Product support	51,118	61,015	-16.2%	155,728	185,440	-16.0%
Other services	14,228	16,169	-12.0%	42,798	49,162	-12.9%
Total revenues	128,691	116,071	10.9%	354,245	342,759	3.4%
Cost of revenues:
Product licenses	632	769	-17.8%	2,765	2,130	29.8%
Subscription services	19,594	11,454	71.1%	49,929	29,618	68.6%
Total product licenses and subscription services	20,226	12,223	65.5%	52,694	31,748	66.0%
Product support	7,157	8,572	-16.5%	21,802	25,312	-13.9%
Other services	10,630	13,554	-21.6%	33,238	38,239	-13.1%
Total cost of revenues	38,013	34,349	10.7%	107,734	95,299	13.0%
Gross profit	90,678	81,722	11.0%	246,511	247,460	-0.4%
Operating expenses:
Sales and marketing	29,908	35,414	-15.5%	91,131	103,116	-11.6%
Research and development	22,602	33,301	-32.1%	71,096	92,795	-23.4%
General and administrative	38,173	33,505	13.9%	115,220	104,300	10.5%
Unrealized gain on digital assets	(3,890,847)	0	n/a	(12,032,356)	0	n/a
Digital asset impairment losses	0	412,084	n/a	0	783,807	n/a
Total operating expenses	(3,800,164)	514,304	NM	(11,754,909)	1,084,018	NM
Income (loss) from operations	$3,890,842	$(432,582)	NM	$12,001,420	$(836,558)	NM

For the results of operations we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (NM).

Bitcoin Impacts

Unrealized gains associated with digital assets and digital asset impairment losses

The following table sets forth the unrealized gains on our digital assets for the three and nine months ended September 30, 2025 and impairment losses on our digital assets for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2025	2024	Change	2025	2024	Change
Unrealized gain on digital assets	$(3,890,847)	$0	n/a	$(12,032,356)	$0	n/a
Digital asset impairment losses	$0	$412,084	n/a	$0	$783,807	n/a

Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. Due to the volatility of bitcoin, and our substantial holdings of bitcoin, we expect changes in the market value of bitcoin to materially impact our results.

We did not sell any of our digital assets during the three and nine months ended September 30, 2025 and 2024.

Software Business Impacts

Revenues

•
Product licenses revenues. Product license revenues are derived from fees earned for licensing our business intelligence software to customers on a term or perpetual basis, for installation either on-premises or in a customer-managed public cloud environment. Product license revenue is recognized at the point when control to the license is transferred to the customer. Product license revenues increased $6.3 million for the three months ended September 30, 2025, as compared to the same period in the prior year, primarily due to fees from a one-time settlement, partially offset by an overall decrease in the volume of deals as we continue to promote our cloud subscription services offerings to new and existing customers. Product license revenues decreased $1.5 million for the nine months ended September 30, 2025 as compared to the same period in the prior year, primarily due to a decrease in the volume of deals.
•
Subscription services revenues. Subscription services revenues are derived from our Cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased $18.2 million and $49.1 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers.
•
Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased $9.9 million and $29.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to existing customers converting from on-premises product licenses with support contracts to our Cloud subscription services offerings and non-renewals of existing support contracts.

Costs of Revenue

•
Cost of Revenues. Cost of revenues increased $3.7 million and $12.4 million for the three and nine months ended September 30, 2025, as compared to the same periods in the prior year, driven primarily by an increase in subscription services cost of revenues due to higher cloud‑hosting costs from increased customer and internal usage and subcontractor expenses, partially offset by lower personnel costs due to headcount reductions and forfeitures of certain equity incentive awards.

Operating Expenses

•
Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, and costs related to office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing expenses decreased $5.5 million and $12.0 million for the three and nine months ended September 30, 2025, respectively, as compared to the same period in the prior year primarily due to a decrease in personnel costs primarily attributable to a decrease in average staffing levels and forfeiture of certain equity incentive awards, partially offset by an increase in commissions.
•
Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. Research and development expenses decreased $10.7 million and $21.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to a decrease in personnel costs primarily attributable to a decrease in average staffing levels and forfeiture of certain equity incentive awards, partially offset by increased cloud-hosting costs used for internal development and testing.
•
General and administrative expenses. General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees, and third-party costs associated with our digital asset holdings. General and administrative expenses increased $4.7 million and $10.9 million for the three and nine months ended September 30, 2025, respectively, as compared to the same period in the prior year, primarily due to higher bitcoin custody fees, advocacy expenses, and public filing costs, partially offset by a reduction in personnel costs, primarily from lower payroll taxes related to stock option exercises, and decreased legal fees.

Interest Expense Impacts

Interest expense, net, primarily relates to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements. The following table sets forth interest expense, net (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense, net:
2025 Convertible Notes	$0	$38	$0	$3,865
2027 Convertible Notes	0	1,012	401	3,033
2028 Convertible Notes	2,627	320	7,874	320
2029 Convertible Notes	1,820	0	5,457	0
2030A Convertible Notes	2,236	2,224	6,699	5,013
2030B Convertible Notes	1,250	0	3,012	0
2031 Convertible Notes	1,936	1,929	5,802	4,133
2032 Convertible Notes	5,176	5,159	15,516	5,904
2028 Secured Notes	0	7,738	0	23,915
Other interest (income) expense, net	3,845	(291)	9,132	(707)
Total interest expense, net	$18,890	$18,129	$53,893	$45,476

Other (Expense) Income, Net

For the three and nine months ended September 30, 2025, other expense, net, of $0.7 million and $12.9 million, respectively, was comprised primarily of foreign currency transaction net losses. For the three and nine months ended September 30, 2024, other expense, net, of $5.0 million and $2.6 million, respectively, was comprised primarily of foreign currency transaction net losses.

Income Taxes

We recorded a provision for income taxes of $3.35 billion on a pretax income of $11.93 billion that resulted in an effective tax rate of 28.0% for the nine months ended September 30, 2025, as compared to a benefit from income taxes of $411.8 million on a pretax loss of $907.6 million that resulted in an effective tax rate of 45.4% for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, our provision for income taxes primarily related to the tax effect of the unrealized gain on digital assets. During the nine months ended September 30, 2024, our benefit from income taxes primarily related to (i) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units) and (ii) a tax benefit from an increase in our deferred tax asset related to the impairment on our bitcoin holdings.

As of September 30, 2025, we had a valuation allowance of $0.5 million primarily related to our deferred tax assets related to foreign tax credits in certain jurisdictions. As of September 30, 2025, we had deferred tax liabilities with respect to the unrealized gain on our bitcoin holdings of approximately $7.43 billion. Our deferred tax liabilities are partially offset by deferred tax assets, such as net operating losses and capitalized research and development costs. If the market value of bitcoin declines in future periods, our deferred tax liability with respect to the unrealized gain on our bitcoin holdings will decrease, and we may be required to establish additional valuation allowances against our deferred tax assets. Such increases in valuation allowances could materially and adversely affect net income in periods in which such charges are incurred. We routinely consider actions necessary to preserve or utilize tax attributes. We will continue to regularly assess the realizability of deferred tax assets.

Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings and losses, material discrete tax items, or a combination of these factors resulting from transactions or events.

See “Factors Impacting Results – Tax” for a for a discussion of tax factors which have had, and may continue to have, a significant impact on our results.

Deferred Revenue and Advance Payments

Total deferred revenue and advance payments. Total deferred revenue and advance payments decreased $38.9 million as of September 30, 2025, compared to December 31, 2024, primarily due to (i) a decrease in deferred product support revenue due to the timing of product support renewals and increased conversions from on-premises to subscription services contracts, partially offset by (ii) an increase in deferred subscription services revenue from new subscription service contracts with existing on-premises customer and new customers. Total deferred revenue and advance payments increased $13.3 million as of September 30, 2025, compared to September 30, 2024, primarily due to (i) an increase in deferred revenue from new subscription services contracts, partially offset by (ii) a decrease in deferred product support revenue from existing customers migrating from on-premises to subscription services contracts.

Current deferred revenue and advance payments decreased $37.3 million and increased $16.2 million as of September 30, 2025, compared to December 31, 2024, and September 30, 2024, respectively. Non-current deferred revenue and advance payments decreased $1.5 million and $2.9 million as of September 30, 2025, compared to December 31, 2024 and September 30, 2024, respectively.

Remaining performance obligation. Our remaining performance obligation represents contracted future revenue, including deferred revenue, advance payments, and non-cancellable billable amounts that will be invoiced and recognized in future periods. As of September 30, 2025, our remaining performance obligation was $462.4 million of which approximately $280.0 million is expected to be recognized as revenue over the next 12 months. The timing of revenue recognition may vary depending on our satisfaction of related performance obligations, and the amount of deferred revenue, advance payments, and remaining performance obligations at any date may not be indicative of future revenues.

Employees

As of September 30, 2025, we had a total of 1,546 employees, of whom 270 were based in the United States and 1,276 were based internationally. The following table summarizes employee headcount as of the dates indicated:

	September 30,	December 31,	September 30,
	2025	2024	2024
Subscription services	209	95	97
Product support	57	163	168
Consulting	249	275	305
Education	12	11	10
Sales and marketing	295	295	316
Research and development	486	498	529
General and administrative	238	197	212
Total headcount	1,546	1,534	1,637

Liquidity and Capital Resources

Liquidity

Principal and Potential Sources of Liquidity

Our principal sources of liquidity include:

•
Cash and cash equivalents: Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. As of September 30, 2025 and December 31, 2024, the amount of cash and cash equivalents held by our U.S. entities was $17.8 million and $8.8 million, respectively, and by our non-U.S. entities was $36.5 million and $29.3 million, respectively. We earn a significant amount of our revenues outside the United States. We did not repatriate any foreign earnings and profits during the three and nine months ended September 30, 2025 and 2024.
•
Accounts receivable: The primary sources of cash provided by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. As of September 30, 2025 and December 31, 2024, our accounts receivable, net of allowance for credit losses was $113.4 million and $181.2 million, respectively. See “Cash Flows” below for a discussion of our accounts receivables.

Our potential sources of liquidity include:

•
Bitcoin: As of September 30, 2025 and December 31, 2024, we held approximately 640,031 and 447,470 bitcoins, respectively, all of which are unencumbered. As of October 30, 2025, we held approximately 641,167 bitcoins, all of which are unencumbered, and which had an aggregate market value of $68.28 billion as of October 30, 2025 (based on the market price of $106,490 of one bitcoin as reported on the Coinbase exchange as of October 30, 2025, 4:00 p.m. Eastern Time). As discussed further below, although we do not anticipate needing to use our bitcoin to meet our liquidity needs in the next twelve months, we believe our substantial bitcoin holdings can serve as a source of liquidity, if necessary. See “Availability of Bitcoin for Liquidity” below.

•
ATM Offerings: As of September 30, 2025 and October 30, 2025, we had the following capacities available for issuance and sale under our ATM offering programs:

	September 30, 2025	October 30, 2025
	(millions)	(millions)
STRF ATM	$1,718.8	$1,663.9
STRC ATM	$4,200.0	$4,200.0
STRK ATM	$20,368.8	$20,340.6
STRD ATM	$4,151.4	$4,133.8
Common Stock ATM	$15,908.8	$15,854.4

Short-term and Long-term Liquidity Needs

As of September 30, 2025, our short-term and long-term liquidity needs include the following:

•
Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, dividend obligations on our STRK Stock to the extent that we do not pay such dividends in the form of shares of our class A common stock, dividend obligations on our STRF Stock and STRC Stock, regular dividends on our STRD Stock, interest payments on our Convertible Notes and contractual obligations due within the next twelve months.
•
Long-Term Liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our long-term debt and for payment of dividend obligations on our preferred stock. We also have long-term cash requirements for needs related to our operating leases, delivery of our new corporate aircraft, and our various purchase agreements primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations.

For further details regarding certain of our short-term and long-term liquidity needs, see “Contractual and Other Obligations” below.

Satisfying Liquidity Needs

We do not expect to generate cash and cash equivalents from operations and our cash and cash equivalents as of September 30, 2025 will not be sufficient to satisfy our short-term or long-term liquidity needs. However, we anticipate being able to use proceeds from equity or debt financings to meet our short-term liquidity needs. Although we do not anticipate needing to use our bitcoin to meet our short-term liquidity needs, to the extent necessary, we would seek to use proceeds from the sale of our bitcoin to meet such needs. Additionally, we would seek to satisfy our long-term liquidity needs, including our debt obligations, through various means that we expect to be available to us, such as refinancing our debt or generating cash from other sources, which may include proceeds from equity or debt financings, or the sale of our bitcoin.

Maturities and Holder Repurchase Rights.

The Convertible Notes mature and become subject to holder put option rights as follows:

Convertible Notes	Maturity Date	Put Option Date (1)
2028 Convertible Notes	September 15, 2028	September 15, 2027
2029 Convertible Notes	December 1, 2029	June 1, 2028
2030A Convertible Notes	March 15, 2030	September 15, 2028
2030B Convertible Notes	March 1, 2030	March 1, 2028
2031 Convertible Notes	March 15, 2031	September 15, 2028
2032 Convertible Notes	June 15, 2032	June 15, 2029

(1) Holders of the Convertible Notes may require us to repurchase for cash all or a portion of the Convertible Notes at 100% of principal plus accrued and unpaid interest on the dates indicated.

Conversion of Convertible Notes. If the conditional conversion features of the Convertible Notes are triggered, we may elect to settle the conversions of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

Availability of Equity and Debt Financing for Liquidity

Our ability to obtain equity and debt financing is subject to market conditions and other factors outside of our control, and we may not be able to obtain equity or debt financing in a timely manner, on favorable terms, or at all. See “Risks Related to Our Business in General—

A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs” under the caption “III. Risk Factor Updates” to our Current Report on Form 8-K filed with the SEC on October 6, 2025 for additional information.

Our ability to issue preferred stock and obtain debt financing, on terms we consider favorable, or at all, may also be affected in part by our corporate credit rating. On October 27, 2025, S&P Global Ratings assigned us a corporate credit rating of B-. This credit rating is not a recommendation by the rating agency to buy, sell, or hold our securities, is subject to revision or withdrawal at any time by the rating agency and should be evaluated independently of any other credit rating we may receive.

S&P Global Ratings and other credit rating agencies review their ratings periodically, and there is no guarantee our current corporate credit rating will remain the same as described above. If our corporate credit rating were to be lowered, or if we were to be assigned lower corporate credit ratings by other rating agencies, or if any of our securities were to be assigned lower credit ratings, our ability to access the preferred stock and debt markets, our cost of funds, and other terms for new issuances of preferred stock or debt could be adversely impacted.

Availability of Bitcoin for Liquidity

We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our liquidity needs, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Risks Related to Our Bitcoin Strategy and Holdings—Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents” under the caption “III. Risk Factor Updates” to our Current Report on Form 8-K filed with the SEC on October 6, 2025 for additional information.

Capital Plan

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

Capital Markets Transactions

Initial Public Offerings of Preferred Stock

We have completed four initial public offerings registered under the Securities Act of 1933, as amended (the “Securities Act”) of preferred stock during the nine months ended September 30, 2025. In connection with each offering, we have filed certificates of designations with the Secretary of State of Delaware designating the aggregate shares issued of, and establishing the terms of, each preferred stock instrument:

	Date	Shares Sold	Net Proceeds (millions) (1)
STRF Stock	March 25, 2025	8,500,000	$710.9
STRC Stock	July 29, 2025	28,011,111	$2,473.8
STRK Stock	February 5, 2025	7,300,000	$563.2
STRD Stock	June 10, 2025	11,764,700	$979.5

(1) After deducting the underwriting discounts and commissions and our offering expenses.

All net proceeds from these offerings were used for general corporate purposes, including the acquisition of bitcoin and for working capital.

At-the-Market Offerings

We have sold shares of class A common stock and shares of preferred stock pursuant to five at-the-market equity offerings registered under the Securities Act during 2025.See “Capital Markets Activity” for additional information about our at-the-market equity offering activity for the three and nine month periods ended September 30, 2025 and 2024 and Note 14 “Subsequent Events” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for our at-the-market activity from October 1, 2025 to October 30, 2025.

Debt Offerings

On February 21, 2025, we completed a $2.0 billion private offering of our 2030B Convertible Notes. The 2030B Convertible Notes mature March 1, 2030. The net proceeds totaled approximately $1.99 billion and the issuance costs to us were approximately $15.1 million. We used the net process from this offering for general corporate purposes, including the acquisition of bitcoin and for working capital. See Note 5 Long-term Debt to the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Contractual and Other Obligations

Our material contractual obligations and cash requirements as of September 30, 2025 consist of:

•
principal and interest payments related to our long-term debt, which includes:
o
principal due upon maturity of our long-term debt instruments in the aggregate of $8.24 billion;
o
$17.3 million in aggregate coupon interest due each semi-annual period for the Outstanding Convertible Notes; and
o
$0.23 million due monthly in principal and interest related to our other long-term secured debt.
•
payments under various purchase agreements, primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations, and a new corporate aircraft;
•
rent payments under noncancellable operating leases;
•
declared regular dividends, if any, on our Preferred Stock (in each case, to the extent declared by our board of directors or a duly authorized committee thereof). For additional information about our dividends declared and paid during the three and nine months ended September 30, 2025, and the dividends payable in the future as and if declared, see “Dividends” below.
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

Dividends

The following table sets forth the aggregate dividends paid for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
STRF Stock	$29,181,863	$54,703,613
STRC Stock	45,751,481	45,751,481
STRK Stock	27,211,732	59,831,595
STRD Stock	37,635,709	37,635,709
Total	$139,780,784	$197,922,398

We did not pay any dividends on our capital stock during the three or nine months ended September 30, 2024.

On September 30, 2025, we announced that our board of directors increased the monthly regular dividend rate per annum on STRC Stock from 10.00% to 10.25% effective for monthly periods commencing on or after October 1, 2025 and declared a monthly cash dividend of $0.854166667 per share payable on STRC Stock on October 31, 2025 to stockholders of record as of 5:00 p.m., New York City time, on October 15, 2025. For a discussion of the dividends paid and payable on, and other rights of the STRF Stock, STRC Stock, STRK Stock, and STRD Stock, see Note 9, Redeemable Preferred Stock and Note 14, Subsequent Events to the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our declared regular dividends, if any, on our Preferred Stock, (in each case, to the extent declared by our board of directors or a duly authorized committee thereof), which, based on the number of shares of Preferred Stock outstanding as of October 30, 2025 (except as set forth below), would include:

•
$31.1 million dividends payable each quarterly period on our STRF Stock;
•
$24.5 million dividends payable each monthly period on our STRC Stock (assuming the current dividend rate of 10.50% remains unchanged);
•
$27.8 million dividends payable each quarterly period on our STRK Stock; and
•
$31.3 million dividends payable each quarterly period on our STRD Stock.

Other than (i) our issuance of the 2030B Convertible Notes, (ii) the conversions and redemption of the 2027 Convertible Notes, (iii) the required dividends on our STRF Stock, STRC Stock, and STRK Stock, and (iv) the regular dividends on our STRD Stock, all of which are described more fully above and in Note 5, Long-term Debt, Note 9, Redeemable Preferred Stock, and Note 14, Subsequent Events, to the Consolidated Financial Statements included in this Quarterly Report, there have been no changes to our material contractual obligations and cash requirements since December 31, 2024.

Cash Flows

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	% change
	(unaudited)	(unaudited)
Net cash used in operating activities	$(45,612)	$(35,708)	27.7%
Net cash used in investing activities	(19,417,576)	(4,010,904)	384.1%
Net cash provided by financing activities	19,476,842	4,046,067	381.4%
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,649	77	3340.3%
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,303	(468)	3583.5%
Cash, cash equivalents, and restricted cash, beginning of period	39,897	48,673	-18.0%
Cash, cash equivalents, and restricted cash, end of period	$56,200	$48,205	16.6%

Net cash used in operating activities. The primary sources of cash provided by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. Non-cash items to further reconcile net income (loss) to net cash (used in) provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, unrealized loss or gain on digital assets, digital asset impairment losses, and amortization of the issuance costs on our long-term debt.

Net cash used in operating activities increased $9.9 million for the nine months ended September 30, 2025, as compared to the same period in the prior year, due to a $9.1 billion increase in net income offset by a $13.4 million increase from changes in operating assets and liabilities and a $9.1 billion increase in non-cash items. In particular, our cash from operations has been negatively impacted by our continued transition of customers to subscription services offerings, which has resulted in (i) reduced cash collections due to invoicing over multiple years, (ii) increased commissions and (iii) increased costs of our cloud infrastructure to support increased usage. We have also incurred additional bitcoin advocacy costs, custodial fees and personnel costs as we continue to pursue our bitcoin strategy. Our interest payments for the nine months ended September 30, 2025 have increased compared to the same period in the prior year primarily due to the issuances of the 2028 Convertible Notes and 2032 Convertible Notes.

Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets, advance deposits on a new corporate aircraft, and expenditures on property and equipment. Net cash used in investing activities increased $15.4 billion for the nine months ended September 30, 2025, as compared to the same period in the prior year, primarily due to a $15.4 billion increase in purchases of bitcoins and a $27.0 million deposit on a new corporate aircraft. During the nine months ended September 30, 2025, we purchased $19.38 billion of bitcoin using net proceeds from the issuances of our 2030B Convertible Notes; net proceeds from the initial public offerings of our STRF Stock, STRC Stock, STRK Stock and STRD Stock; net proceeds from the sale of class A common stock under our Common Stock ATMs; and net proceeds from the sale of STRF Stock, STRK Stock and STRD Stock under our STRF ATM, STRK ATM and STRD ATM, respectively; while during the nine months ended September 30, 2024, we purchased $4.01 billion of bitcoin using net proceeds from the issuances of our 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, net proceeds from the Common Stock ATMs, and Excess Cash. “Excess Cash” refers to cash in excess of the minimum Cash Assets that we are required to hold under our Treasury Reserve Policy, which may include cash generated by operating activities and cash from the proceeds of financing activities.

Net cash provided by financing activities. The changes in cash provided by financing activities primarily relate to the issuance and subsequent repayment of long-term debt; the sale of class A common stock under our Common Stock ATMs; the sale of STRF Stock, STRK Stock and STRD Stock under our STRF ATM, STRK ATM and STRD ATM, respectively; dividends paid on our STRF Stock, STRC Stock, STRK Stock and STRD Stock, net proceeds from the initial public offerings of our STRF Stock, STRC Stock STRK Stock, and STRD Stock; the exercise or vesting of certain awards under the Stock Incentive Plans, and the sales of class A common stock under the 2021 ESPP. Net cash provided by financing activities increased $15.4 billion for the nine months ended September 30, 2025, as compared to the same period in the prior year, primarily due to (i) a $10.6 billion increase in net proceeds from our sale of class A common stock under our Common Stock ATMs and (ii) $5.8 billion in aggregate net proceeds from the initial public offerings of our STRF Stock, STRC Stock, STRK Stock, STRD Stock, and sales of STRF Stock, STRK Stock and STRD Stock under our STRF ATM, STRK ATM and STRD ATM, respectively during the nine months ended September 30, 2025, partially offset by (iii) a $1.2 million decrease in long-term debt proceeds, net of issuance costs, during the nine months ended September 30, 2025, as compared to the same period in the prior year, (iv) a $120.8 million decrease in proceeds from the exercise of stock options under the Stock Incentive Plans in the nine months ended September 30, 2025, as compared to the same period in the prior year and (v) $198.0 million in dividends paid on our preferred stock during nine months ended September 30, 2025.

Long-term Debt

The terms of each of our long-term debt instruments and the interest payments we have made and are obligated to make on our long-term debt instruments are discussed more fully in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report as well as Note 8, Long-term Debt, to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Important Information about KPIs

The following table presents total bitcoin holding, basic shares outstanding, Assumed Diluted Shares Outstanding, Satoshis per basic shares outstanding, BPS, and bitcoin price for the periods as indicated. On August 7, 2024, we completed a 10-for-1 stock split of our class A and class B common stock. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements,

for further information. As a result of the stock split, all applicable share and per share information presented within the calculation of our KPIs in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock split for all periods presented.

	As of		As of		As of		As of
	June 30, 2024	September 30, 2024	June 30, 2025	September 30, 2025	December 31, 2023	September 30 2024	December 31, 2024	September 30, 2025
Total Bitcoin Holdings	226,331	252,220	597,325	640,031	189,150	252,220	447,470	640,031

Shares Outstanding (in thousands)
Class A Common Stock	171,030	183,000	261,318	267,468	149,041	183,000	226,138	267,468
Class B Common Stock	19,640	19,640	19,640	19,640	19,640	19,640	19,640	19,640
Basic Shares Outstanding	190,670	202,640	280,959	287,109	168,681	202,640	245,778	287,109

2025 Convertible Notes, convertible at $39.80	3,659	-	-	-	16,330	-	-	-
2027 Convertible Notes, convertible at $143.25	7,330	7,330	-	-	7,330	7,330	7,330	-
2028 Convertible Notes, convertible at $183.19	-	5,513	5,513	5,513	-	5,513	5,513	5,513
2029 Convertible Notes, convertible at $672.40	-	-	4,462	4,462	-	-	4,462	4,462
2030A Convertible Notes, convertible at $149.77	5,342	5,342	5,342	5,342	-	5,342	5,342	5,342
2030B Convertible Notes, convertible at $433.43			4,614	4,614				4,614
2031 Convertible Notes, convertible at $232.72	2,594	2,594	2,594	2,594	-	2,594	2,594	2,594
2032 Convertible Notes, convertible at $204.33	3,915	3,915	3,915	3,915	-	3,915	3,915	3,915
STRK Stock, convertible at $1,000.00	-	-	1,220	1,361	-	-	-	1,361
Options Outstanding	5,916	5,678	4,158	3,757	12,936	5,678	4,956	3,757
Restricted Stock Units and Performance Stock Units Unvested	2,244	2,034	1,439	1,374	2,359	2,034	1,845	1,374
Assumed Diluted Shares Outstanding (in thousands)	221,670	235,047	314,216	320,040	207,636	235,047	281,735	320,040

Satoshis per Basic Shares Outstanding	118,703	124,467	212,603	222,923	112,135	124,467	182,063	222,923

Bitcoin Per Share (BPS)	102,102	107,306	190,100	199,984	91,097	107,306	158,826	199,984
Bitcoin Price	$61,927	$63,463	$107,752	$114,378	$42,531	$63,463	$93,390	$114,378

Bitcoin Per Share (BPS) is a KPI that represents the ratio between our bitcoin holdings and Assumed Diluted Shares Outstanding, expressed in terms of Satoshis, where:

•
“Assumed Diluted Shares Outstanding” refers to the aggregate of our Basic Shares Outstanding as of the dates presented plus all additional shares that would result from the assumed conversion of all outstanding convertible notes and convertible preferred stock, exercise of all outstanding stock option awards, and settlement of all outstanding restricted stock units and performance stock units as of such dates. Assumed Diluted Shares Outstanding is not calculated using the treasury method and does not take into account any vesting conditions (in the case of equity awards), the exercise price of any stock option awards or any contractual conditions limiting convertibility of convertible debt instruments.
•
“Basic Shares Outstanding” reflects the actual class A common stock and class B common stock outstanding as of the dates presented. For purposes of this calculation, outstanding shares of such stock are deemed to include shares, if any, that (A) were sold under at-the-market equity offering programs, or (B) were to be issued pursuant to (i) options that had been exercised, (ii) restricted stock units that have vested or (iii) conversion requests received with respect to convertible securities, but which in each case were pending issuance as of the dates presented.
•
A “Satoshi” or a “Sat” is one one-hundred-millionth of one bitcoin, currently the smallest indivisible unit of a bitcoin.

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2025	September 20, 2024	September 30, 2025
BTC Yield	5.1%	5.2%	17.8%	25.9%
BTC Gain	11,535	31,058	33,657	115,956
BTC $ Gain (in millions)	$732	$3,552	$2,136	$13,263

BTC Yield is a KPI that represents the percentage change in BPS from the beginning of a period to the end of a period.

BTC Gain is a KPI that represents the number of bitcoins held by us at the beginning of a period multiplied by the BTC Yield for such period.

BTC $ Gain is a KPI that represents the dollar value of the BTC Gain calculated by multiplying the BTC Gain by the market price of bitcoin. For determining BTC $ Gain quarter to date or year to date, unless otherwise specified, we use the current market price of bitcoin. For determining BTC $ Gain for a past fiscal year or other past period, we use the market price of bitcoin as of 4:00pm ET as reported on the Coinbase exchange on the last day of the applicable period. We use these market prices of bitcoin for this calculation solely for the purpose of facilitating this illustrative calculation.

We use BPS, BTC Yield, BTC Gain and BTC $ Gain as KPIs to help assess the performance of our strategy of acquiring bitcoin in a manner we believe is accretive to shareholders. We believe these KPIs can supplement investors’ understanding of how we choose to fund bitcoin purchases and the value created in a period by:

•
in the case of BPS, measuring the ratio of our bitcoin holdings to Assumed Diluted Shares Outstanding, which provides investors a baseline with which to assess our achievement of our strategy of acquiring bitcoin in an accretive manner over a given period;
•
in the case of BTC Yield, measuring the percentage change in BPS from the beginning of a period to the end of a period, which helps investors assess how our achievement of our strategy of acquiring bitcoin in an accretive manner varies across periods;
•
in the case of BTC Gain, hypothetically expressing the percentage change reflected in the BTC Yield metric as if it reflected an increase in the amount of bitcoin held at the end of the applicable period as compared to the beginning of such period, which provides investors with visibility into the absolute change in our bitcoin holdings resulting from our BTC Yield; and
•
in the case of BTC $ Gain, further expressing that change as an illustrative dollar value by multiplying that bitcoin-denominated change by the market price of bitcoin at the end of the applicable period as described above.

When we use these KPIs, management takes into account the various limitations of these metrics, including that they

•
do not take into account that our assets, including our bitcoin, are subject to (i) all of our existing and future liabilities, including our debt, and (ii) the preferential rights of our preferred stockholders to dividends and our assets in a liquidation, and that all such claims rank to senior to those of our common equity; and
•
assume that all indebtedness will be refinanced or, in the case of our senior convertible debt instruments and convertible preferred stock, converted into shares of class A common stock in accordance with their respective terms.

BPS, BTC Yield, BTC Gain and BTC $ Gain are not, and should not be understood as, financial performance, valuation or liquidity measures. Specifically:

•
BPS does not represent (i) our ability to satisfy our financial obligations, or (ii) our book value per share. Ownership of a share of our common stock does not represent an ownership interest in the bitcoin held by us.
•
BTC Yield is not equivalent to “yield” in the traditional financial context. It is not a measure of the return on investment our shareholders may have achieved historically or can achieve in the future by purchasing our stock, or a measure of income generated by our operations or our bitcoin holdings, return on investment on our bitcoin holdings, or any other similar financial measure of the performance of our business or assets.
•
BTC Gain and BTC $ Gain are not equivalent to “gain” in the traditional financial context. They also are not measures of the return on investment our shareholders may have achieved historically or can achieve in the future by purchasing our stock, or measures of income generated by our operations or our bitcoin holdings, return on investment on our bitcoin holdings, or any other similar financial measure of the performance of our business or assets. It should also be understood that BTC $ Gain does not represent a fair value gain of our bitcoin holdings, and BTC $ Gain may be positive during periods when we have incurred fair value losses on our bitcoin holdings.

The trading price of our class A common stock is informed by numerous factors in addition to our bitcoin holdings and our actual or potential shares of class A common stock outstanding, and as a result, the trading price of our securities can deviate significantly from the market value of our bitcoin, and none of BPS, BTC Yield, BTC Gain or BTC $ Gain are indicative or predictive of the trading price of our securities.

Investors should rely on the financial statements and other disclosures contained in our SEC filings. In particular, we have adopted Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which requires that we measure our bitcoin at fair value in our statement of financial position as of the end of a reported period, and recognize gains losses from changes in the fair value in net income for the reported period. As a result, we may incur unrealized gain or loss on digital assets based on changes in the market price of bitcoin during a period, which would not be reflected in BPS, BTC Yield, BTC Gain or BTC $ Gain. For example, if we increase our bitcoin holdings relative to Assumed Diluted Shares Outstanding during a reported period, we would achieve increased BPS and positive BTC Yield, BTC Gain and BTC $ Gain even if we report significant unrealized loss on digital assets for the period. Similarly, if we increase Assumed Diluted Shares Outstanding at a faster rate than our bitcoin holdings, then we would experience decreased BPS and negative BTC Yield, BTC Gain, and BTC $ Gain, even if we report significant unrealized gain on digital assets for the period.

As noted above, these KPIs are narrow in their purpose and are used by management to assist it in assessing whether we are raising and deploying capital in a manner accretive to shareholders solely as it pertains to our bitcoin holdings.

In calculating these KPIs, we do not consider the source of capital used for the acquisition of our bitcoin. When we purchase bitcoin using proceeds from offerings of non-convertible notes or non-convertible preferred stock, or convertible notes or preferred stock that carry conversion prices above the current trading price of our common stock or conversion rights that are not then exercisable, such transactions have the effect of increasing the BPS, BTC Yield, BTC Gain and BTC $ Gain, while also increasing our indebtedness and senior claims of holders of instruments other than class A common stock with respect to dividends and to our assets, including our bitcoin, in a manner that is not reflected in these metrics.

If any of our convertible notes mature or are redeemed without being converted into common stock, or if we elect to redeem or repurchase our non-convertible instruments, we may be required to sell shares of our class A common stock or bitcoin to generate sufficient cash proceeds to satisfy those obligations, either of which would have the effect of decreasing BPS, BTC Yield, BTC Gain and BTC $ Gain, and adjustments for such decreases are not contemplated by the assumptions made in calculating these metrics. Accordingly, these metrics might overstate or understate the accretive nature of our use of capital to buy bitcoin because not all bitcoin is purchased using proceeds of issuances of class A common stock, and not all proceeds from issuances of class A common stock are used to purchase bitcoin.

In addition, we are required to pay dividends with respect to our perpetual preferred stock in perpetuity. We could pay these dividends with cash or, in the case of STRK Stock, by issuing shares of class A common stock. We have issued shares of class A common stock for cash to fund the payment of cash dividends, and we may in the future issue shares of class A common stock in lieu of paying dividends on STRK Stock. As a result, we have experienced, and may experience in the future, increases in Assumed Diluted Shares Outstanding without corresponding increases in our bitcoin holdings, resulting in decreases in BPS, BTC Yield, BTC Gain and BTC $ Gain for the applicable periods.

We have historically not paid any dividends on our shares of class A common stock, and by presenting these KPIs we make no suggestion that we intend to do so in the future. Ownership of our securities, including our class A common stock and preferred stock, does not represent an ownership interest in, or a redemption right with respect to, the bitcoin we hold.

We determine our KPI targets based on our history and future goals. Our ability to maintain any given level of BPS, or achieve positive BTC Yield, BTC Gain, or BTC $ Gain may depend on a variety of factors, including factors outside of our control, such as the price of bitcoin, and the availability of debt and equity financing on favorable terms. Past performance is not indicative of future results.

These KPIs are merely supplements, not substitutes to the financial statements and other disclosures contained in our SEC filings. They should be used only by sophisticated investors who understand their limited purpose and many limitations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of market price changes in bitcoin, foreign currency fluctuations and interest rate risk.

Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin. We account for our bitcoin as indefinite-lived intangible assets. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. As of September 30, 2025, we held approximately 640,031 bitcoins with a carrying value of $73.21 billion on our Consolidated Balance Sheet. Bitcoin is a highly volatile asset that has traded below $60,000 per bitcoin and above $120,000 per bitcoin in our principal market in the 12 months preceding September 30, 2025. A significant decrease in the price of bitcoin would have a material adverse effect on our earnings.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 42.1% and 44.9% of our total revenues for the three months ended September 30, 2025 and 2024, respectively, and 42.6% and 44.0% of our total revenues for the nine months ended September 30, 2025, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.

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

As of September 30, 2025 and December 31, 2024, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by 4.4% and 5.7%, respectively. If average exchange rates during the nine months ended September 30, 2025 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2025 would have decreased by 3.8%. During the nine months ended September 30, 2025, our revenues were not significantly impacted by changes in weighted average exchange rates, as compared to the same period in the prior year.

Interest Rate Risk. We are exposed to changes in interest rates primarily via our STRC Stock, which accumulates cumulative dividends, which we refer to in this Item 3 Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which was initially set at 9.00% per annum. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a requirement to declare a dividend equal to at least the monthly SOFR per annum rate, and we have increased regular dividends on STRC Stock, most recently on October 30, 2025, from 10.25% per annum to 10.50% per annum for the monthly period commencing on or after November 1, 2025. Our current intention (which is subject to change in our sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as we believe is designed to cause STRC Stock to trade at prices at or close to its stated amount of $100 per share.

As of October 30, 2025, if we determined to increase the regular dividend rate on our STRC Stock by 0.50%, STRC Stock’s monthly dividend accrual would increase by approximately $1.2 million. We do not believe our interest rate risk exposure via STRC Stock is material as of October 30, 2025.

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

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below and incorporated by reference into this Item before making an investment decision. The risks and uncertainties described herein and incorporated by reference into this Item are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impact us, our business, our bitcoin holdings, or our securities.

If any of such risks occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our class A common stock and our Preferred Stock could decline, and you may lose all or part of your investment.

The information set forth under the caption “Risk Factor Updates” in the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025 is incorporated herein by reference.

Downgrades in our credit ratings could reduce our access to funding sources in the credit and capital markets.

We are currently assigned a corporate credit rating from Standard & Poor’s based on its evaluation of our creditworthiness. Although our corporate credit rating from Standard & Poor’s is currently below investment grade, there can be no assurance that we will not be further downgraded. Credit rating reductions or other negative actions by one or more rating agencies could adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three months ended September 30, 2025, certain holders of the 2031 Convertible Notes elected to convert $2,000, in aggregate principal amount of the 2031 Convertible Notes and the Company elected to settle in $1,809.95 of shares of its class A common stock, together with $190.05 of cash in lieu of any fractional shares. The settlement provisions of the 2031 Convertible Notes provided for the settlement of such notes during the three months ended December 31, 2025. No shares of class A common stock were issued in respect of such conversions during the three months ended September 30, 2025.

Item 5. Other Information

Rule 10b5-1 Information

On July 11, 2025, Wei-Ming Shao, our Executive Vice President and General Counsel, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act with respect to the sale of up to 250,000 shares of our Class A common stock underlying employee stock options. This Rule 10b5-1 trading arrangement was entered into in accordance with our insider trading policy. Trading under the arrangement can commence on November 10, 2025, and the plan will expire on March 31, 2026, or such earlier date upon which all transactions are completed or expire without execution. As previously disclosed in the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2025, Mr. Shao informed the Company of his intention to retire effective December 31, 2025.

Except as set forth above, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report.

DGCL Section 204

On July 6, 2025, our board of directors adopted resolutions authorizing the sale of shares of our STRD Stock under the STRD ATM. Between August 22, 2025 and October 28, 2025, sales of an aggregate 444,634 shares of STRD Stock (the “Applicable STRD Shares”) were made under the STRD ATM outside the offering parameters previously established by our board of directors. Since the sales were not made within such parameters, those shares were not validly authorized and were not duly issued under Section 152 of the Delaware General Corporation Law (the “DGCL”). On November 1, 2025 (the “validation effective time”) the Pricing & Finance Committee of our board of directors, exercising the power duly delegated to them by the board of directors, adopted resolutions ratifying the issuances of the Applicable STRD Shares. Pursuant to Section 204 of the DGCL, from and after the validation effective time, all of the Applicable STRD Shares are duly authorized, validly issued, and non-assessable as of the initial date of issuance.

Please refer to Exhibit 99.2 in this Quarterly Report on Form 10-Q for a notice to our shareholders under Section 204 of the DGCL.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Second Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 000-24435)).

3.2

Certificate of Amendment to the registrant’s Second Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2025 (File No. 000-24435)).

3.3

Certificate of Amendment to the registrant’s Second Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2025 (File No. 001-42509))

3.4

Second Amended and Restated By-Laws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2025 (File No. 001-42509)).

3.5

Certificate of Designations of 8.00% Series A Perpetual Strike Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2025 (File No. 000-24435)).

3.6

Certificate of Designations of 10.00% Series A Perpetual Strife Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025 (File No. 001-42509)).

3.7

Certificate of Amendment to Certificate of Designations of 8.00% Series A Perpetual Strike Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2025 (File No. 001-42509)).

3.8

Certificate of Designations of 10.00% Series A Perpetual Stride Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2025 (File No. 001-42509)).

3.9

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

3.11

Certificate of Validation for 8.00% Series A Perpetual Strike Preferred Stock (incorporated herein by reference to Exhibit 3.10 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2025 (File No. 001-42509)).

3.12

Certificate of Increase for 10.00% Series A Perpetual Strife Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-42509)).

3.13

Certificate of Validation for 10.00% Series A Perpetual Strife Preferred Stock (incorporated herein by reference to Exhibit 3.14 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2025 (File No.001-42509)).

3.14

Certificate of Increase for 10.00% Series A Perpetual Stride Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-42509)).

3.15

Certificate of Validation for 10.00% Series A Perpetual Stride Preferred Stock (incorporated herein by reference to Exhibit 3.14 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2025 (File No. 001-42509)).

3.16

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

10.7	U.S. Form of Restricted Stock Unit Agreement (2025) under the registrant’s 2023 Equity Incentive Plan (as amended to date, the “2023 Plan”).

10.8	U.S. Form of Non Statutory Stock Option Agreement (2025) under the 2023 Plan.

10.9	U.S. Form of Restricted Stock Unit Agreement (Non-Employee Director) (2025) under the 2023 Plan.

10.10	U.S. Form of Non Statutory Stock Option Agreement (Non-Employee Director) (2025) under the 2023 Plan.

10.11	International Form of Restricted Stock Unit Agreement (2025) under the 2023 Plan.

10.12	International Form of Non Statutory Option Agreement (2025) under the 2023 Plan.

10.13	Amendments to existing Forms of Restricted Stock Unit Agreement and Option Agreements under the registrant’s 2013 Stock Incentive Plan and the 2023 Plan.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Notice to Stockholders under Section 204 of the Delaware General Corporation Law (incorporated herein by reference to Exhibit 99.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2025 (File No. 001-42509)).

99.2	Notice to Stockholders under Section 204 of the Delaware General Corporation Law

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGY INC

By:	/s/ Andrew Kang
Andrew Kang
Executive Vice President & Chief Financial Officer

By:	/s/ Jeanine Montgomery
Jeanine Montgomery
Vice President & Chief Accounting Officer

Date: November 3, 2025