Form 10-K
period 2025-12-31
Strategy Inc
filed 2026-02-19
CIK 1050446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to
Commission File Number 001-42509
____________________________________________________________________________________________________________
STRATEGY INC
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________________________________________________________

Delaware	1850 Towers Crescent Plaza,Tysons Corner, VA 22182	51-0323571
(State of Incorporation)	(Address of Principal Executive Offices) (Zip Code)	(I.R.S. Employer Identification No.)
Registrant’s Telephone Number, Including Area Code: (703) 848-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
10.00% Series A Perpetual Strife Preferred Stock, $0.001 par value per share	STRF	The Nasdaq Global Select Market
Variable Rate Series A Perpetual Stretch Preferred Stock, $0.001 par value per share	STRC	The Nasdaq Global Select Market
8.00% Series A Perpetual Strike Preferred Stock, $0.001 par value per share	STRK	The Nasdaq Global Select Market
10.00% Series A Perpetual Stride Preferred Stock, $0.001 par value per share	STRD	The Nasdaq Global Select Market
Class A common stock, $0.001 par value per share	MSTR	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: Not applicable
____________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2025 on the Nasdaq Global Select Market) was approximately $105.45 billion.
As of February 13, 2026, the registrant had 314,112,458 and 19,640,250 shares of class A common stock and class B common stock outstanding, respectively.
Documents incorporated by reference: Portions of the definitive proxy statement for the 2026 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	McLean, Virginia

STRATEGY INC

The trademarks and registered trademarks of Strategy Inc and its subsidiaries referred to herein include, but are not limited to, Strategy, MicroStrategy, Strategy One, Strategy Auto, Strategy Mosaic, Intelligence Everywhere, HyperIntelligence, Strategy Consulting, Strategy Education, Strategy Cloud, Enterprise Semantic Graph, Strategy Services, Strategy Professional Services, and Strategy Support. Third-party product and company names mentioned herein may be the trademarks of their respective owners.

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K (“Annual Report”) to Strategy Inc (“Strategy”, or the “Company”) “we,” “us,” and “our” refer to Strategy Inc and its consolidated subsidiaries (unless the context otherwise indicates).
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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained herein and presented elsewhere by management from time to time. These principal risks, uncertainties and other important factors are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to, the following:
•Our operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our securities;
•We may not be able to regain profitability in future periods;
•A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs;
•We may have exposure to greater than anticipated tax liabilities;
•Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin;
•Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market prices of our securities;
•Bitcoin and other digital assets are relatively novel assets, and are subject to significant uncertainties;
•Our historical financial statements prior to March 31, 2025 do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings;
•The recent increase in the availability of alternative ways to gain exposure to bitcoin and other digital assets may adversely affect the market price of our securities;
•Our bitcoin strategy subjects us to enhanced regulatory oversight;
•Bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes;
•The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin strategy;
•Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents;
•Security breaches, cyberattacks, a loss or destruction of private keys, or similar events could cause us to lose some or all of our bitcoin and materially adversely affect our financial condition and results of operations;
•We face risks relating to the custody of our bitcoin;
•Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and adversely affect the market price of bitcoin and our securities;

•We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers;
•Our bitcoin strategy exposes us to risk of non-performance by counterparties;
•We derive revenue from a single software platform and related services;
•Integration of artificial intelligence into our enterprise analytics product offerings and our use of artificial intelligence in our operations could result in adverse effects on our business;
•Third parties may claim we infringe their intellectual property rights;
•Changes in third-party software or systems or the emergence of new industry standards could materially adversely affect the operation of and demand for our existing software;
•Undetected errors, bugs, or security vulnerabilities in our software could cause problems with how the software performs and, in turn, reduce demand for our software, reduce our revenue, and lead to litigation;
•Business disruptions could materially affect our financial results or cause a material weakness in our internal controls;
•We face a variety of risks in doing business with U.S. and foreign federal, state, and local governments and government agencies;
•If we are unable to recruit or retain skilled personnel, or if we lose the services of Michael J. Saylor, our business, operating results, and financial condition could be materially adversely affected;
•Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, localization, or transmission of personal data, or any actual or perceived failure by us or our third-party service providers to comply with such laws and regulations, contractual obligations, or applicable privacy policies, could materially adversely affect our business;
•If we face a disruption via a cyber attack or security breach and unauthorized parties access our data, networks or other systems, we may incur significant liabilities, and our business could be materially adversely affected;
•The market price of our class A common stock has been and may continue to be volatile;
•We are subject to a class action lawsuit and other proceedings and may be subject to additional proceedings in the future, which could distract our management, harm our reputation and result in substantial costs or judgments;
•Because Michael J. Saylor controls a significant portion of our total voting power, Mr. Saylor has significant influence over matters that require stockholder approval and as a result could impede a third party acquisition or limit our other stockholders' influence over corporate matters;
•Future sales, or the perception of future sales, of securities by us could depress the price of our securities;
•In the event of our liquidation, dissolution or winding up, the distribution of assets to our debt and equity holders will be based upon their relative seniority and, depending on the securities you hold, your claim to our assets may be junior to other claims and you may lose some or all of your investment;
•We may not have sufficient funds to pay dividends in cash on our preferred stock, or we may choose not to do so, and regulatory and contractual restrictions or the terms of our preferred stock, may prevent us from declaring or paying dividends on some or all series of our preferred stock;
•Without the consent of any holder of our preferred stock or class A common stock, we may issue preferred stock that ranks equal to our 10.00% Series A Perpetual Strife Preferred Stock and equal with or senior to our other classes of preferred stock, which may adversely affect the rights of holders of our securities;
•The tax rules applicable to “fast-pay stock” could result in adverse consequences to preferred stock holders;
•Our level and terms of indebtedness could adversely affect our ability to raise additional capital;
•If we are unable to service our indebtedness, we could default and face bankruptcy or liquidation;
•We may be unable to fund cash settlements or repurchases of our outstanding convertible notes, and any future debt may limit our ability to engage in cash settled conversions or repurchases of convertible notes;
•Despite our current level of indebtedness, we may incur substantially more indebtedness and enter into other transactions in the future which could further exacerbate the risks related to our indebtedness.

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

PART I
Item 1.    Business
Our Company
Strategy is the world's first and largest Bitcoin Treasury Company. We pursue financial innovation strategies designed to generate value from our bitcoin holdings, including by developing and issuing novel fixed-income instruments that provide investors varying degrees of economic exposure to bitcoin. In addition, we are an industry leader in AI-powered enterprise analytics software, advancing our vision of Intelligence Everywhere™. We believe our combination of active bitcoin-focused capital management and a scaled operating software business positions us for long-term value creation across both digital asset and enterprise analytics markets.
On August 11, 2025, we changed our name from “MicroStrategy Incorporated” to “Strategy Inc”.
Bitcoin Strategy
Overview
We believe that bitcoin is a financial and technological innovation and represents a compelling long-term treasury reserve asset due to its scarcity, durability, and global liquidity. Through our bitcoin treasury operations, we execute on our bitcoin acquisitions, capital management and capital markets strategies, which are designed to enable us to accumulate bitcoin in a manner we believe to be accretive to our shareholders in the long term and to generate value from our bitcoin holdings.
We announced our first acquisition of bitcoin in August 2020. In September 2020, our board of directors adopted a Treasury Reserve Policy, under which our treasury reserve assets consist of:
•cash and cash equivalents and short-term investments (“Cash Assets”) in excess of working capital requirements; and
•bitcoin, which serves as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.
In the first quarter of 2021, we adopted, in addition to and in conjunction with our Treasury Reserve Policy, a corporate strategy of acquiring and holding bitcoin, including with the proceeds of capital raising transactions. Our capital markets strategy generally involves issuing Class A common stock and preferred securities through at-the-market equity offering programs (“ATMs”) when we deem advantageous. Prior to 2025, we primarily relied on proceeds from sales of class A common stock and senior convertible notes to purchase bitcoin. We also previously purchased bitcoin using cash flow from operations, and borrowings under senior secured notes and a collateralized term loan.
In 2025, we structured and issued five classes of Preferred Stock (defined below) instruments, which provide differentiated indirect economic exposure to our class A common stock and bitcoin holdings, which we collectively refer to as “digital credit.”
As used in this Annual Report, the term “Preferred Stock” refers to, collectively, our 10.00% Series A Perpetual Strife Preferred Stock (“STRF Stock”), Variable Rate Series A Perpetual Stretch Preferred Stock ("STRC Stock"), 10.00% Series A Perpetual Stream Preferred Stock (“STRE Stock”), 8.00% Series A Perpetual Strike Preferred Stock (“STRK Stock”) and 10.00% Series A Perpetual Stride Preferred Stock (“STRD Stock”).
In December 2025, as part of our capital management strategy, we established a US dollar reserve (“USD Reserve”) to support the payment of dividends on our preferred stock and interest on our outstanding indebtedness. As of February 13, 2026, the balance of the USD Reserve was $2.25 billion.
We evaluate our bitcoin strategy on an ongoing basis in light of market conditions, our capital structure, our contractual obligations, and our anticipated operating needs for cash resources.
We intend for our bitcoin strategy to remain adaptable. While our bitcoin strategy today includes developing and issuing novel “digital credit” instruments, we regularly evaluate other potential financial innovation opportunities that complement our bitcoin strategy. These opportunities may include, among others, additional financing structures and strategies intended to generate income streams or otherwise generate funds using our bitcoin holdings. There can be no assurance that any such opportunities will be available on attractive terms, or at all, or that we will pursue or successfully implement any particular strategy.

Bitcoin Holdings
We are the largest corporate holder of bitcoin globally. Our bitcoin holdings represent a core component of our balance sheet and capital structure and provide the economic backing for our equity and fixed income securities, which enables our capital markets strategy.
As of February 13, 2026, we held approximately 717,131 bitcoins that were acquired at an aggregate purchase price of $54.5 billion and an average purchase price of approximately $76,027 per bitcoin, inclusive of fees and expenses. As of February 13, 2026, at 4:00 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange (our principal market) was $68,734.
Our bitcoin holdings are managed in accordance with our Treasury Reserve Policy. We view our bitcoin holdings as long-term holdings and expect to continue to accumulate bitcoin. We have not established a specific target amount of bitcoin to hold and actively evaluate market conditions, financing opportunities, liquidity needs, and capital structure considerations on an ongoing basis.
Bitcoin Operations
Our bitcoin treasury operations are integral to our ability to execute on our business strategy of acquiring bitcoin in a manner we believe to be accretive to shareholders in the long term and to capitalize on opportunities to generate value from our bitcoin holdings. Our bitcoin treasury operations include:
•Capital Markets Management: We evaluate bitcoin acquisitions and financing decisions under our ATMs on an ongoing basis using internal metrics and a disciplined assessment of the cost of capital, asset coverage, and market conditions. We also manage execution of underwritten offerings, including offerings of debt and newly structured preferred stock instruments.
•Bitcoin Acquisition Processes: We actively monitor the trading prices of bitcoin and our securities and maintain bitcoin trade execution processes designed to achieve accretive acquisition of bitcoin in the long term.
•Capital and Liability Management: We engage in active capital management, balancing maintaining leveraged exposure to bitcoin with maintaining cash liquidity sufficient to satisfy our financial obligations, including payment of dividends on our preferred stock. We also manage principal maturities on our indebtedness, dividend and interest obligations, and asset coverage across our balance sheet and portfolio of digital credit instruments.
•Structuring Digital Credit: We actively and deliberately structure and issue novel digital credit instruments, which provide varying degrees of indirect economic exposure to our class A common stock and bitcoin. Our various digital credit instruments include a variety of features, including convertibility into shares of our class A common stock, varying degrees of seniority and governance rights, dividend rate adjustment, and similar features, designed to target investors across a spectrum of preferences and risk tolerances.
•Digital Credit Management: We set dividend rates on our STRC Stock based on internal interest rate frameworks, market conditions and other factors.
•Custody and Risk Management: We manage multiple relationships with leading bitcoin custodians, and engage in various enterprise risk management initiatives, including cybersecurity and due diligence, to manage our counterparty risk exposure.
•Advocacy and Education: We periodically engage in advocacy and educational activities regarding the continued acceptance and value of Bitcoin as an open, secure protocol for an internet-native digital capital asset.
Bitcoin Acquisition Strategy
We actively manage our bitcoin acquisitions with a focus on execution efficiency and market impact, while maintaining sufficient liquidity. Our bitcoin acquisition strategy generally involves acquiring bitcoin using proceeds from offerings of debt or equity securities or other capital raising transactions. We may also use cash flows from operations that exceed working capital requirements to acquire bitcoin.
We execute bitcoin acquisitions through trade execution partners affiliated with our bitcoin custodians. To reduce market risk, we work closely with our execution partners to execute bitcoin acquisitions close in time to our capital raising transactions. All bitcoin acquisitions are executed in accordance with our Treasury Reserve Policy and other internal policies and controls, including transaction authorization, counterparty diligence, and post-trade reconciliation to custodied balances.
Capital Management Strategy

We actively manage our bitcoin holdings and capital structure with a focus on long-term durability, liquidity, and flexibility. Our objective is to maintain a capital structure that supports continued bitcoin accumulation, enables us to generate value from our bitcoin holdings, positions us to satisfy our financial obligations and provides resilience across market cycles.
In December 2025, we established a U.S. dollar reserve (the "USD Reserve"), a management-designated portion of our liquidity intended to support the payment of dividends on our preferred stock and interest on our outstanding indebtedness. As of February 13, 2026, the balance of the USD Reserve was $2.25 billion, held in cash and cash equivalents. We may, in our sole and absolute discretion, increase, reduce, eliminate, adjust, or reallocate amounts designated as part of the USD Reserve from time to time based on market conditions, liquidity needs, risk considerations, and other factors. To optimize our cash management, we may also deploy assets designated as part of the USD Reserve into USD-denominated and/or USD-referenced assets, including instruments that do not constitute cash or cash equivalents.
Our capital management strategy also contemplates that we may:
•enter into additional capital raising transactions that are secured, directly or indirectly, by our assets, including bitcoin;
•pursue strategies intended to generate income streams or otherwise generate funds using our bitcoin holdings; and
•periodically sell bitcoin for general corporate purposes or in connection with transactions intended to generate tax, accounting, or balance-sheet benefits in accordance with applicable law, or to satisfy our financial obligations, such as payment of dividends on our preferred stock.
Capital Markets Strategy
We actively manage our capital markets activity with a focus on achieving accretive acquisitions of bitcoin in the long term, while managing our cost of capital, leverage, and financial obligations. We believe our bitcoin holdings enable our capital markets strategy, as they provide the substantial economic backing for our instruments, particularly our preferred stock “digital credit” instruments. Our current strategy focuses on funding our purchases of bitcoin primarily from proceeds of our offerings of our class A common stock and various preferred stock instruments pursuant to our ATM for these instruments. We have also previously used proceeds from offerings of convertible notes and senior secured notes, and a loan secured by bitcoin, to purchase bitcoin, and we may incur additional indebtedness in the future, including for the purpose of purchasing bitcoin.
We offer multiple types of securities to obtain broad access to equity and credit investors. We intentionally structure our various preferred stock instruments to appeal to investors interested in gaining economic exposure to bitcoin across a wide spectrum of yield, duration, and risk tolerance preferences. For example, we believe we have designed each of our outstanding Preferred Stock instruments to appeal to a different type of investor, as follows:
•STRF Stock: income-focused investors with lower risk tolerance;
•STRC Stock: income-focused investors seeking short duration;
•STRE Stock: income-focused investors seeking Euro-denominated yields;
•STRK Stock: investors seeking yield with greater potential for price appreciation (due to the convertibility feature of STRK Stock); and
•STRD Stock: investors seeking higher yields.
We regularly evaluate instrument design and issuance, and we may introduce additional instruments as markets evolve to broaden investor access and improve the efficiency and durability of our capital structure.
We believe offering a range of securities, including equity and fixed income instruments, enables us to flexibly access a broad spectrum of investors, which in turn enables us to execute on our strategy of acquiring bitcoin in a manner we believe to be accretive to common stockholders on a per share basis.
We also manage our USD Reserve and issuance of equity securities to manage our broader asset coverage, leverage, and liquidity needs.
The type and amount of securities that we may issue and sell from time to time depend on a variety of factors, many of which are outside our control, including market conditions and demand for our instruments, our overall level of indebtedness, and the amount and timing of interest and dividend payments that we expect to make. In evaluating our capital markets transactions, we consider numerous factors, including, but not limited to the following:

•Accretion to common shareholders: We consider whether the contemplated issuance and related bitcoin purchases are expected to be accretive to our shareholders over relevant horizons after considering dilution (if any), cash obligations, fees and execution costs;
•Existing and potential market demand: For new issuances of preferred stock and other novel instruments, we assess investor demand and aim to structure instruments that we believe will appeal to different market segments. As noted above, we have structured each of our current Preferred Stock instruments to appeal to a different market segment, which we based in part on feedback received from market soundings and other investor communications;
•Cost of capital: For instruments with dividend or interest obligations, we assess all‑in cost (cash and potential dilution). For example, we evaluate the all-in cost of offerings of preferred stock instruments to include our dividend obligations as we expect to pay those dividends with the proceeds from the issuance of additional securities and cash held in our USD Reserve;
•Leverage and asset coverage: We assess the impact of our offerings on our leverage profile and capital structure. For example, our STRF Stock is our most senior preferred stock instrument, and offerings of STRF Stock increase the aggregate claims to our assets on liquidation and payments of dividends of STRF Stock above our other Preferred Stock instruments, while increasing the economic leverage of our class A common stock;
•Valuation discipline: For common equity, among other factors, we calibrate issuance to valuation references with respect to our bitcoin holdings;
•Market capacity: We assess demand and pacing in determining the amounts of securities to be offered in our offerings (e.g., ATM capacity relative to trading volumes, or bookbuilding indications for underwritten transactions); and
•Balance sheet resilience and flexibility: We evaluate capital markets transactions against long-term liquidity and stress scenarios.
We do not weigh these considerations uniformly, and not all are applicable to every offering. The applicability and weighing of these considerations may also vary across our instrument portfolio, market conditions, liquidity needs, and strategic considerations. There may also be other unforeseen considerations with respect to future offerings. In all cases, we have significant discretion in evaluating these and other considerations and executing on our capital markets strategy.
Custody of Our Bitcoin
Overview of Custodial Arrangements
We hold substantially all of our bitcoin in custody accounts with U.S.-based custodians that have demonstrated records of regulatory compliance and information security. Our current custodians are Anchorage Digital Bank N.A. (“Anchorage”), Coinbase Custody Trust Company, LLC (“Coinbase”), and Fidelity Digital Assets, NA (f/k/a Fidelity Digital Asset Services, LLC) (“Fidelity”). The primary counterparty risk we are exposed to with respect to our bitcoin relates to these custodians’ performance of their obligations under our custody arrangements.
We custody our bitcoin across multiple custodians to diversify our exposure to any single custodian. Our custodial services contracts do not restrict our ability to reallocate bitcoin among custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. Given the significant amount of bitcoin we hold, we continually evaluate and seek to engage additional digital asset custodians to further diversify custody risk. We may also, in the future, discontinue or change the use of one or more third-party custodians or utilize alternative custody arrangements, including self-custody.
As of February 13, 2026, our bitcoin is held with the following custodians:

Custodian	Number of Bitcoin Custodied (1)	Bitcoin Custodied (%)
Coinbase Custody Trust Company, LLC	287,322	40%
Anchorage Digital Bank N.A.	262,194	37%
Fidelity Digital Assets, NA (f/k/a Fidelity Digital Asset Services, LLC)	167,615	23%
(1) Amounts shown are rounded to the nearest bitcoin
To our knowledge, none of our third-party custodians have appointed sub-custodians to hold any of our bitcoin, and none of our custodians are related parties of the Company.
Custodian Selection, Security Practices and Liability Limitations
We carefully select our custodians through a due diligence process designed to assess their operational capabilities, security controls, and regulatory posture. In evaluating custodians, we consider whether they can demonstrate, among other things:

•robust information security programs and internal controls;
•use of multifactor authentication and access controls;
•secure key-management practices; and
•the ability to custody private keys in offline or “cold” storage environments.
Our custodial services agreements generally provide that the private keys controlling our bitcoin are held in cold storage, which is intended to mitigate risks associated with internet connectivity, including unauthorized access and cyberattacks. We also negotiate contractual liability provisions under which our custodians are held responsible for a failure by them to safekeep our bitcoin, including losses of our bitcoin to the extent such losses are directly caused by the custodian’s material breach of the custody agreement or by its gross negligence, fraud, or willful misconduct under the applicable custody agreement, and would be required to return to the Company a quantity of bitcoin equal to the quantity of any such lost bitcoin. The contracts generally exclude liability for bitcoin losses arising from blockchain protocol failures, third-party attacks not resulting from the custodian’s breach of their contract, our errors in instructions or authorizations to the custodians, or certain other events outside of the custodians’ control. Additionally, the custodians are generally not liable for indirect, consequential, incidental, or punitive damages, such as lost profits or unrealized appreciation.
In addition to our custodial arrangements, we also utilize affiliates of our bitcoin custodians to execute bitcoin acquisition and disposition transactions on our behalf. We leverage the due diligence we conduct in connection with our custodial arrangements when conducting due diligence of these trade execution service providers.
Ongoing Monitoring
We conduct ongoing monitoring of our custodians throughout the custodial relationship, which includes:
•obtaining and reviewing annual Services Organization Controls (“SOC”) reports;
•exercising contractual rights to review relevant internal controls, such as through on-site audits; and
•performing supplemental due diligence reviews annually or more often when warranted by market conditions or other circumstances.
Insolvency and Legal Protections
We negotiate specific contractual terms and conditions with our custodians that we believe will help establish, under existing law, that our property interest in the bitcoin held by our custodians is not subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership, or similar insolvency proceedings.
All of our custodians are subject to regulatory regimes intended to protect customers in the event that a custodian enters bankruptcy, receivership, or similar insolvency proceedings. Anchorage and Fidelity are qualified custodians under the Investment Advisers Act of 1940 and chartered by the U.S. Office of the Comptroller of the Currency (“OCC”) to custody clients’ digital assets in trust on their behalf. Coinbase is a New York State limited-purpose trust company that is licensed by the New York Department of Financial Services and provides institutional digital asset custody services. It is treated as a qualified custodian under the Investment Advisers Act of 1940 for custody of digital assets, including bitcoin, and is authorized to custody digital assets in trust on behalf of clients.
Based on existing law and the terms and conditions of our contractual arrangements with our custodians, we believe that the bitcoin held on our behalf by our custodians would not be considered part of a custodian’s bankruptcy estate were one or more of our custodians to enter bankruptcy, receivership, or similar insolvency proceedings.
For a discussion of risks relating to the custody of our bitcoin, see “Item 1A. Risk Factors—Risks Related to Our Bitcoin Strategy and Holdings—Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin,” and “—Our bitcoin strategy exposes us to risk of non-performance by counterparties.”
Bitcoin Overview
Bitcoin Network and Technology
Bitcoin is a digital asset issued and transmitted through an open-source, decentralized protocol known as the Bitcoin protocol. Transactions are recorded on a public, distributed ledger known as the Bitcoin blockchain, which is maintained by a global peer-to-peer network of independent participants, or “nodes.” No single entity owns or controls the Bitcoin network.
Bitcoin balances are controlled through cryptographic “wallets” associated with public addresses and corresponding private keys. Control of bitcoin depends solely on possession of the applicable private keys.

Supply, Mining, and Network Security
The Bitcoin protocol limits the total supply of bitcoin to 21 million. New bitcoins are created through a process known as mining, in which network participants compete to validate transactions and add new blocks to the blockchain using computational power (“proof of work”). As of February 13, 2026, approximately 20.0 million bitcoins had been mined. Key characteristics of mining include:
•Blocks are added approximately every 10 minutes;
•Miners are rewarded with newly issued bitcoin and transaction fees;
•The block reward is reduced by half approximately every four years (“halving”); and
•The most recent halving occurred in April 2024, and the next is expected around 2028.
Mining plays a critical role in securing the Bitcoin network but is resource-intensive and competitive.
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
Bitcoin Opportunity
Bitcoin as Financial Innovation
We believe bitcoin represents a financial innovation that can function as “digital capital.” Unlike traditional monetary assets that are issued by sovereigns or financial institutions and may be subject to discretionary monetary policy, bitcoin is enabled by an open-source protocol that provides for intermediary-less custody and transfer, and a fixed maximum supply of 21 million bitcoins. Bitcoin consistently ranks among the most liquid traded assets globally, with substantial daily trading volume across spot and derivatives markets. We believe these characteristics differentiate bitcoin from many conventional financial assets and support its potential use as a long-duration treasury reserve asset and store of value.
We also believe that, as bitcoin becomes more broadly recognized as digital capital, the continued maturation of market infrastructure (e.g., custody, institutional trading, and regulated products) and broader adoption by individuals, institutions, and governments could support long-term demand for bitcoin and, as a result, potential value appreciation over time. For example, the Securities and Exchange Commission ("SEC") approved the first U.S. spot bitcoin exchange-traded products ("ETPs") in January 2024, expanding access through regulated investment vehicles. As of December 31, 2025, U.S. spot bitcoin ETPs have accumulated over 1.3 million bitcoins (approximately 6% of total supply) since approval, evidencing increasing participation through regulated products. In addition, institutional derivatives markets for bitcoin are active on regulated venues, which we view as further evidence of maturing market infrastructure. Our strategy of acquiring bitcoin with proceeds from equity and debt capital market transactions and maintaining a leveraged position on our bitcoin holdings is designed to position us to benefit from the broader adoption of bitcoin as digital capital.
Bitcoin as Technological Innovation
We believe bitcoin also represents a technological innovation. Bitcoin operates on a decentralized network designed to function without a central issuer or control by any single government or central bank. Transactions are recorded on a public, distributed ledger that is maintained by a global network of independent participants. We believe that continued development of the broader bitcoin ecosystem and technologies intended to enable additional functionality (such as second-layer technologies like the Lightning Network) may expand potential use cases over time. These developments could further support the long-term adoption and utility of bitcoin and may create opportunities for additional technological and financial innovation, although the pace, direction, and commercial impact of such developments are uncertain.
Potential Advantages and Disadvantages of Holding Bitcoin
We believe bitcoin has certain characteristics that make it an attractive asset and store of value, including:
•Bitcoin is supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy.

•The Bitcoin protocol caps total supply at 21 million bitcoins, which we believe supports its ability to function as a long-term store of value and, over time, can drive value appreciation.
•Bitcoin transactions are validated and recorded on a public, distributed ledger maintained by a globally distributed network of nodes and miners, which reduces reliance on any single system or intermediary and makes certain network-level attacks, such as “51% attacks,” difficult and costly to execute.
At the same time, holding bitcoin involves risks and limitations, including:
•Access to bitcoin depends on control of cryptographic private keys, which may be lost, destroyed, or compromised through phishing, malware, insider misconduct, or other security breaches. Loss or compromise of private keys can result in the permanent loss of access to the associated bitcoin.
•Bitcoin holdings are subject to risks inherent in digital systems and electronic data, including cyberattacks, power failures, data corruption, software vulnerabilities, communication disruptions, and human error. These risks may make bitcoin more susceptible to theft, destruction, or loss of value than traditional fiat currencies or conventional financial assets.
•The Bitcoin network relies on open-source developers to maintain and improve the Bitcoin protocol, which may give rise to protocol design limitations, disagreements among developers or network participants, competing or “forked” protocols, and other open source-specific risks that do not affect conventional proprietary software.
For additional discussion of risks related to bitcoin and our bitcoin holdings see “Item 1A. Risk Factors—Risks Related to Our Bitcoin Strategy and Holdings.”
Other Digital Assets
While bitcoin remains the largest digital asset by market capitalization as of the date of this Annual Report, numerous other digital assets exist and continue to develop rapidly. These alternative digital assets include:
•Blockchain networks that use consensus mechanisms other than proof-of-work, which many entities, including consortia and financial institutions, are actively developing and investing in. For example, the Ethereum network transitioned to a proof-of-stake protocol in 2022, which requires significantly less computational power than proof-of-work mining.
•Stablecoins, which are digital assets designed to maintain a relatively constant value because issuers hold high-quality liquid assets (such as U.S. dollar deposits or short-term U.S. Treasury securities) equal to the value of coins in circulation. Stablecoins have grown as an alternative to bitcoin for payments and trading, particularly on digital asset platforms. As of December 31, 2025, several of the largest digital assets by market capitalization were U.S. dollar-backed stablecoins.
•Digital forms of legal tender introduced or piloted by governments. For example, China’s central bank digital currency ("CBDC") was made available to consumers in 2022, and the United States, European Union, and other countries are exploring or piloting similar initiatives.
The emergence or growth of these and other digital assets, particularly those with substantial private or public sector support, could negatively impact the price of bitcoin and affect our business. For a discussion of risks relating to the emergence of other digital assets, see “Item 1A. Risk Factors – Risks Related to Our Bitcoin Strategy and Holdings—The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.”
Competition
Our bitcoin strategy generally involves from time to time, subject to market conditions, acquiring bitcoin using proceeds from offerings of debt or equity securities or other capital raising transactions. When we engage in such capital raising transactions, we compete for capital with, among others, ETPs, bitcoin miners, digital assets exchanges, other digital assets service providers, other companies that hold bitcoin or other digital assets as treasury reserve assets, private funds that invest in bitcoin and other digital assets, traditional financial firms that have entered the digital assets market, and other entities that pursue strategies to accumulate or gain exposure to bitcoin or other digital assets. An increase in the competition for sources of capital could adversely affect the availability and cost of financing for our bitcoin purchases, and thereby could adversely affect the market price of our listed securities.
Government Regulation

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
As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service ("IRS") and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.
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
The CFTC takes the position that Bitcoin, as well as some other digital assets, fall within the definition of a “commodity” under the Commodity Exchange Act (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.
The SEC and its staff have taken the position that certain other digital assets, including certain spot crypto assets, fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.
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
As noted above, activities involving bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On January 23, 2025, President Trump issued an executive order titled, Strengthening American Leadership in Digital Financial Technology. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in crypto regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. This working group released a report on July 30, 2025 that recommended regulatory and legislative proposals to advance the policies established in the executive order. The SEC also established a Crypto Task Force in furtherance of these objectives. Among other things, the Crypto Task Force is charged with helping to draw clear regulatory lines and to appropriately distinguish securities from non-securities. The work of the Crypto Task Force is in its early stages and it is not yet clear whether it will result in material changes to the existing regulatory framework of digital assets. In addition, Congress has considered legislation to establish additional regulation and oversight of the digital asset markets. The GENIUS Act (Guiding and Establishing National Innovation for US Stablecoins Act), which regulates payment stablecoins, was signed into law in July 2025. The Digital Asset Market Clarity Act of 2025 (H.R. 3633), which establishes a framework for digital assets, passed the U.S. House of Representatives in July 2025. This bill distinguishes between digital commodities and digital securities, and provides the CFTC with jurisdiction to oversee digital commodities, exchanges and brokers. As of January 2026, the U.S. Senate is considering its own legislation to establish a framework for digital asset markets.
Enterprise Analytics Software Strategy
Strategy is a pioneer in AI-powered solutions delivering a comprehensive portfolio of software and services that addresses a wide spectrum of enterprise data challenges. We provide solutions designed to transform complex, fragmented data environments into unified, reliable ecosystems that drive insight and action across organizations worldwide. Our vision is to drive growth and competitive advantage for our customers by delivering Intelligence Everywhere™.
Strategy One™, our cloud-native analytics platform, is used by enterprises across a wide range of industries to deliver business intelligence and analytics solutions. It delivers visualization, reporting, and embedded analytics capabilities across retail, banking, technology, manufacturing, insurance, consulting, healthcare, telecommunications, and the public sector. Complementing this, Strategy Mosaic™ is a universal data layer that enables organizations to achieve a single source of truth across their data. It provides enterprises with consistent definitions and governance across data sources, regardless of where that data resides or which tools access it. AI-powered data modeling hastens data product creation, while Mosaic’s intelligent architecture promotes accelerated performance for all workloads.
Integral to the Strategy portfolio are generative AI capabilities that are designed to automate and accelerate the deployment of AI-enabled applications across the enterprise. By making advanced analytics accessible through conversational AI, we provide non-technical users with timely, actionable insights for decision-making.
The Strategy One Platform
Strategy One is an AI-powered business intelligence platform that helps organizations build, explore, and act on data. It combines interactive dashboards, enterprise reports, AI agents, and embedded analytics into a single, unified platform. Designed for enterprise scale, Strategy One supports medium to large enterprise deployments and delivers real-time insights across web, mobile, and custom applications.
Key Capabilities and Competitive Differentiators:
Our key capabilities and competitive differentiators include the following:
1.Built for the cloud. Our cloud-native, containerized architecture has been optimized for all three hyperscalers – AWS, Azure, and GCP – giving our customers freedom of choice and making it easy to embed analytics into custom or third-party cloud and mobile applications.
2.Auto, the AI assistant. Our AI bot, Auto, simplifies and automates complex functions using a natural language interface, including SQL generation, dashboard creation, data discovery and advanced analytics like forecasting and key driver analysis. Auto is designed to make analytics accessible to non-technical users and extend data-driven decision making across the organization. With Auto, customers also can build their own fully customized bot for any application in a matter of minutes.
3.HyperIntelligence™. This innovative feature presents context-based, click-free insights to the user by hovering over keywords on the screen. It can be implemented on mobile, web, or custom applications to enrich understanding and streamline workflows.

4.Our Enterprise Semantic Graph™ is a powerful metadata layer that helps ensure data insights are trustworthy regardless of how far-reaching the applications and users of data may reside.
5.Flexible deployment. Customers can choose to deploy our platform on premises (pending end-of-support for on premises software), or through our cloud environments for commercial or government use.
6.Open and interoperable. Developers can leverage scripts, APIs, and over 100 connectors (local and cloud) to embed the platform or build predictive, machine learning-enhanced data models on top of a secure and trusted foundation.
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
Strategy Professional Services™
Strategy Support
Our global network of Strategy-certified technical support experts helps customers maintain system availability and resolve issues quickly. Standard support is included with every subscription, with premium options available for extended coverage and additional service.
Strategy Consulting and Education
Strategy Professional Services™ also supports customers through consulting and education offerings. Strategy consultants help design and implement AI-powered analytics solutions tailored to customers’ business intelligence needs. In addition, our education team offers a broad range of free and paid training programs, delivered worldwide in multiple languages and formats, to help teams adopt and effectively use Strategy solutions.
Sales and Marketing
Licensing Models
We offer our analytics platform in the form of an on-premises product license or a cloud subscription; however, as of January 2025, Strategy on-premises product licenses have entered an end-of-support cycle, with full support for such licenses ending December 31, 2026. Subscriptions for cloud-based deployments typically are for 36 months and include standard support. Premium support services are available for added fees.
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
Strategic Partnerships
Strategy has established strategic partnerships with a wide variety of third-party vendors, including cloud hosting providers (AWS, Microsoft, STACKIT, and Google), system integrators, consulting firms, value added resellers ("VARs"), managed service providers ("MSPs"), and independent software vendors ("ISVs"). These firms resell, support, or extend the Strategy platform for a variety of commercial purposes, and our agreements with them generally provide non-exclusive rights to our software, marketing materials, product training, and direct sales force for field-level assistance.
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
Marketing
Strategy’s marketing programs target the following principal audiences:
•technology and line-of-business executives across large, global enterprises and mid-size organizations;

•government technology buyers and vendors to the government community;
•ISVs that want to embed analytics technology in their applications; and
•system integrators that have technology relationships with large enterprises, governments, and information-intensive businesses.
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
There are a broad variety of data protection laws in the United States that are or may be applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. In the event of a security breach, we also may have obligations to notify our customers or other parties or individuals about this breach, and this can lead to significant costs and the risk of potential enforcement and/or litigation. There is also a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
Employees
As of December 31, 2025, we had a total of 1,539 employees, of whom 448 were based in the United States and 1,091 were based internationally. None of our employees in the United States are represented by a labor union; however, employees of certain of our foreign subsidiaries are members of trade or local unions. For example, in France, our employees are represented by a works council as required by local law. We have not experienced any work stoppages and generally consider our relations with our employees to be good.

We recognize and value the contribution of all our employees. Their dedication, hard work, loyalty, and commitment is critical to our success as a company. Our philosophy is to create an agile, evolving environment that allows all of our employees to grow and thrive, with initiatives and platforms that reward and recognize employees for their hard work and commitment to delivering personal excellence and creativity at Strategy.
Our human capital management objectives are to attract, retain, and develop leading talent to deliver on our business strategies. To accomplish these objectives, we constantly strive to understand the drivers of talent attraction, retention, and sustainable engagement with our employees in each of the geographies in which we operate. As part of this process, we regularly benchmark the benefits we offer our employees against those offered within our industry generally and the local markets in which we operate. During 2025, we continued to offer our equity compensation programs worldwide to provide our employees with greater opportunities to share in any appreciation of our class A common stock. In addition, we pride ourselves on preparing a highly skilled workforce through technical boot camps, regular training workshops, and a variety of other learning experiences. Our initiative-driven teams work with a modern technology stack, and they meet and learn from some of the most experienced innovators in their field. Through these efforts we seek to create an environment in which our employees can flourish, respond quickly to client demand and enhance their connections with colleagues and towards the communities they are a part of globally.
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
Risks Related to Our Business in General
Our operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our listed securities
For many reasons, including those described below, our operating results, revenues, and expenses have varied in the past and may vary significantly in the future from quarter to quarter and year to year. As a result, comparisons of our operating results from one period to the next are not a good indication of our future performance. These fluctuations could adversely affect the market price of our listed securities.
Fluctuations in Operating Results. Our operating results may fluctuate, in part, as a result of:
•fluctuations in the price of bitcoin, of which we have significant holdings and with respect to which we expect to continue to make significant future purchases, and potential related fair value changes;
•any sales by us of our bitcoin at prices above or below their carrying value, which would result in our recording gains or losses upon sale of our bitcoin;
•the incurrence of tax liabilities with respect to our bitcoin;
•regulatory, commercial, and technical developments related to bitcoin or the Bitcoin blockchain, or digital assets more generally;
•the incurrence of additional dividend obligations on our outstanding Preferred Stock or newly issued preferred stock or fixed interest charges on outstanding or additional indebtedness;
•the impact of war, terrorism, infectious diseases, natural disasters and other global events, and governmental responses to such events, on the global economy and the market for and price of bitcoin;
•significant changes to our software business, including significant changes in our software sales or operating expenses, or the timing of announcements of new offerings or research and development projects by us or our competitors; and
•our profitability and expectations for future profitability and their effect on our deferred tax balances and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made, as well as increases or decreases in our unrecognized tax benefits.
Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and our strategic objectives. Many of our expenses, such as dividend obligations on our outstanding Preferred Stock, interest expense on our debt, tax liabilities, office leases and certain personnel costs, are relatively fixed in the short term. We do not expect the cash generated by our software operations to be sufficient to cover such expenses, and we expect to use cash proceeds from sales of our class A common stock under our ATM, cash we hold in the USD Reserve and cash proceeds from additional equity or debt financings (including, but not limited to, ATMs of our STRC Stock, STRK Stock, or STRD Stock, as applicable) to pay our expenses and satisfy our liquidity needs that are in excess of our operating cash flows. If we deplete our USD Reserve and are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell bitcoin to satisfy our financial obligations. Such actions could cause significant variation in our operating results in any quarter.
Based on the above factors, we believe quarter-to-quarter and year-to-year comparisons of our operating results are not a good indication of our future performance. For example, during consecutive quarters in 2025 we experienced a quarter with gains on digital assets followed by a quarter with losses on digital assets, and vice versa. The price of bitcoin and our results have fluctuated similarly during other periods, and we expect they will continue to fluctuate significantly in future periods.
Additionally, for the reasons described above, it is possible that in one or more future quarters or years, our operating results may be below the expectations of public market analysts and investors. In that event, the market price of our listed securities may decline.
We may not be able to regain profitability in future periods
As of January 1, 2025, we have adopted ASU 2023-08, pursuant to which we are required to recognize increases or decreases in fair value of our digital assets as incurred in our Consolidated Statements of Operations. Our unrealized loss on digital assets for the fiscal year ended December 31, 2025 was $5.40 billion, partially offset by $1.55 billion in deferred tax benefit. We may not be able to regain profitability in future periods, particularly if we incur significant unrealized losses related to our digital assets, which will depend on the price of bitcoin at the end of the applicable period. As a result, our results of operations and financial condition may be materially adversely affected. Additionally, unrealized gains on digital assets do not generate cash. For example, we reported significant unrealized gains on digital assets during the six-month period ended June 30, 2025; however, we experienced negative cash flow for that period, and we may continue to experience significant negative cash flow notwithstanding future unrealized gains on digital assets unless we sell our bitcoin or otherwise generate cash from our bitcoin holdings.
As of December 31, 2025, we had deferred tax liabilities with respect to the unrealized gain on our bitcoin holdings of approximately $2.42 billion. Our deferred tax liabilities were partially offset by deferred tax assets, such as net operating losses and capitalized research and development costs. As of December 31, 2025, the cost basis of the bitcoin we held was less than its fair market value. However as of the date of this report, the cost basis of the bitcoin we hold exceeds its fair market value. If the fair market value of bitcoin declines as of the end of any future period from the end of the prior period, our deferred tax liability with respect to unrealized gains, if any, on our bitcoin holdings will decrease and we may be required to establish additional valuation allowances against our deferred tax assets. If the fair market value of bitcoin declines to the point where the cost basis of the bitcoin we hold exceeds its fair market value as of the end of any future period, the deferred tax liability with respect to the unrealized gains would be reversed and a deferred tax asset for the unrealized loss would be recorded and we would be required to establish a valuation allowance against all of our US federal and state deferred tax assets. Such increases in valuation allowances could materially and adversely affect net income in periods in which such charges are incurred.
A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs
For the fiscal year ended December 31, 2025, our enterprise analytics software business did not generate positive cash flow from operations, and we do not expect our enterprise analytics software business to generate sufficient cash flow from operations to satisfy our financial obligations or liquidity needs over the next twelve months. As of December 31, 2025, our outstanding indebtedness was $8.25 billion, and our annual contractual interest expense was $36.2 million. Additionally, as of February 13, 2026, we had outstanding $8.47 billion aggregate notional value of Preferred Stock. Our outstanding Preferred Stock accrues dividends payable, as and if declared by our board of directors, out of funds legally available for their payment: in the case of STRF Stock, STRE Stock and STRK Stock, quarterly in arrears on a cumulative basis; in the case of STRD Stock, quarterly in arrears on a non-cumulative basis; and in the case of STRC Stock, monthly in arrears on a cumulative basis. See the “Liquidity and Capital Resources” section under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding such dividend obligations. As part of our bitcoin strategy, we expect to incur or continue to incur additional indebtedness and fixed charges, and we expect to issue additional preferred stock. On December 1, 2025, we announced the establishment of the USD Reserve, a management-designated portion of our liquidity intended to support the payment of dividends on our preferred stock and interest on our outstanding indebtedness. As of February 13, 2026, we held $2.25 billion in our USD Reserve. We intend to satisfy our financial obligations and liquidity needs, including repayment of principal and payment of interest on our debt and cash dividends on our preferred stock, primarily through proceeds from proceeds from sales of our class A common stock under our ATM. We may also fund such dividends using cash we hold in the USD Reserve and cash proceeds from additional equity or debt financings, including, but not limited to, ATMs of our STRC Stock, STRK Stock, or STRD Stock, as applicable. Our ability to obtain equity or debt financing may depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the fair market value of our bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to maintain the USD Reserve at targeted levels and to satisfy our financial obligations and liquidity needs. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis.

Although the establishment of the USD Reserve is intended to reduce the likelihood that we will need to sell some of our bitcoin holdings to fund our financial obligations and liquidity needs, bitcoin continues to constitute the vast bulk of assets on our balance sheet. If we deplete our USD Reserve and we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell bitcoin to satisfy our financial obligations or liquidity needs, and we may be required to make such sales at prices below our cost basis or on terms that are otherwise unfavorable. Any such sale of bitcoin may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. If we are unable to raise equity or debt financing or sell our bitcoin to raise proceeds sufficient to satisfy our financial obligations or liquidity needs, including our debt service and cash dividend payments on our preferred stock, we could be in default under such obligations, which could have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” and “Risks Related to Our Preferred Stock” for additional details about the risks which may impact us if we are unable to satisfy our debt service and cash dividend obligations.
We may have exposure to greater than anticipated tax liabilities
We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income tax liability could be materially adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates, earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, changes in the valuation of our deferred tax assets and liabilities, changes in the amount of our unrecognized tax benefits, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, if we were to sell any of our bitcoin at prices greater than the cost basis of the bitcoin sold, we would incur a tax liability with respect to any gain recognized, and such tax liability could be material. Changes in the tax laws of foreign jurisdictions could arise, including as a result of the project undertaken by the Organisation for Economic Co-operation and Development (“OECD”) and the Group of Twenty (“G20”) to combat base erosion and profit shifting (“BEPS”), including the OECD/G20 Inclusive Framework on BEPS and the Two-Pillar Solution (such as the Pillar Two global minimum tax rules). The OECD/G20 Inclusive Framework, which represents a group of participating jurisdictions, has issued recommendations and related guidance that, in some cases, make substantial changes to numerous long-standing tax positions and principles. These changes, many of which have been adopted or are under active consideration by participating jurisdictions and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income regime (or the Net Controlled Foreign Corporation "CFC" Tested Income regime after enactment of the One Big Beautiful Bill Act of 2025). As used herein, "CFC" means controlled foreign corporation. Beginning in fiscal year 2026, the deduction allowable under the Net CFC Tested Income regime will decrease from 50% to 40%, which will increase the effective tax rate imposed on our income.
The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. The IRA imposes (i) a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations, and (ii) a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income (“AFSI”) for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 30, 2025, the Department of the Treasury (“Treasury”) and IRS issued interim guidance (“Interim Guidance”) which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing AFSI (if such assets are measured at fair value for financial statement income purposes but are not marked to market for regular tax purposes) for purposes of determining whether it is subject to the CAMT. The Treasury and IRS intend to issue revised proposed regulations similar to the Interim Guidance. Pursuant to the Interim Guidance, we plan to exclude any unrealized gains and losses on our bitcoin holdings from the calculation of our AFSI for purposes of determining whether we are subject to CAMT. As a result, we do not expect to become subject to CAMT due to unrealized gains on our bitcoin holdings, if any. However, if the Interim Guidance is revoked or if the proposed or final regulations, when published or adopted, do not provide for this or similar relief, we could become subject to the CAMT in the future if we have significant unrealized gains on our bitcoin holdings. If we become subject to these new taxes under the IRA, it could result in a material tax obligation, which we would need to satisfy in cash, which in turn could materially affect our financial condition, cash flow and results of operations. Further, other existing domestic or foreign tax laws, statutes, rules, regulations or ordinances, could be interpreted, changed, modified or applied in a manner that negatively impacts us.
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
Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $65,000 per bitcoin and above $120,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Annual Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.
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
Our bitcoin holdings significantly impact our financial results and the market price of our listed securities. Our bitcoin holdings have significantly affected our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our listed securities. For further details, see “Risks Related to Our Bitcoin Strategy and Holdings-Our historical financial statements prior to March 31, 2025 do not reflect the potential variability in earnings that we have experienced to date and may experience in the future relating to our bitcoin holdings.”
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
The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry in recent years have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized or with asset coverage provided by bitcoin, or create or expose additional counterparty risks.
Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard became effective for us on January 1, 2025, and we applied a cumulative-effect net increase to the opening balance of retained earnings as of January 1, 2025 of $12.75 billion. Due in particular to the volatility in the price of bitcoin, the adoption of ASU 2023-08 has materially impacted our financial results, increased the volatility of our financial results, and materially affected the carrying value of our bitcoin on our balance sheet, and we expect these impacts to continue. For example, we incurred an unrealized loss on digital assets of $5.91 billion for the quarter ended March 31, 2025, an unrealized gain on digital assets of $14.05 billion for the quarter ended June 30, 2025, an unrealized gain on digital assets of $3.89 billion for the quarter ended September 30, 2025, and an unrealized loss on digital assets of $17.44 billion for the quarter ended December 31, 2025. Significant variances in gains and losses could occur in future periods. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of January 1, 2025 and not permitting retrospective restatement of our historical financial statements, our results for the year ended December 31, 2025 are not, and for future periods will not be, comparable to results from periods prior to our adoption of the guidance.
The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.
Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our listed securities
The price of bitcoin has historically been, and may continue to be, highly volatile. Fluctuations in the price of bitcoin have in the past influenced, and are likely to continue to influence, our financial results and the market price of our listed securities. Our business, financial results, financial condition, and the market price of our listed securities, would be adversely affected, if the price of bitcoin declined substantially (as it has in the past, including during the fiscal year ended December 31, 2025), including as a result of:
•decreased user and investor confidence in bitcoin, including due to the various factors described herein;
•investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, other companies executing a bitcoin strategy similar to ours, miners and other investors; (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, such as (a) transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024 and are due to be completed by October 2026, (b) the transfer of 94,643 bitcoin to Bitfinex following proceedings related to a 2016 hack of its platform, and (c) potential sales of 69,370 bitcoin seized from the Silk Road marketplace by the U.S. Department of Justice; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin ETPs;
•negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, including, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high-profile actions against major participants in the bitcoin ecosystem, including the SEC’s previous enforcement action against Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process; and (v) activities relating to other cryptocurrencies, including “meme coins”;
•changes in consumer preferences and the perceived value or long-term prospects of bitcoin;
•developments affecting other companies pursuing a bitcoin strategy similar to ours, such as the abandonment of the strategy by such other companies, the failure by such other companies to satisfy their debt or other financial obligations, market concerns as to the viability or creditworthiness of such other companies, the loss or disposition of substantial bitcoin by such other companies, regulatory or legal judgments or actions against such other companies due to their adoption of a bitcoin strategy, or any other similar actions or negative outcomes impacting such other companies, whether due to any of the various risk factors described herein or for any other reason;
•competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or by reserves of fiat currencies, or that represent ownership or security interests in physical assets;
•a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange in bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
•the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;
•developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, changes to the amount of data that may be embedded into the bitcoin blockchain, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin;
•disruptions, failures, unavailability, or interruptions in services of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action previously brought against Binance Holdings Ltd. and others, which initially sought to freeze all assets on the Binance US platform during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;
•the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
•regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
•further reductions in mining rewards of bitcoin, including due to block reward halving events, which are programmed events that occur approximately every four years (the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the Bitcoin network;
•transaction congestion and fees associated with processing transactions on the Bitcoin network;

•macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
•developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
•changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.
Any of the foregoing factors, individually or in the aggregate, could result in significant volatility or a substantial decline in the price of bitcoin, which could in turn adversely affect our financial results, the market price of our listed securities, and our ability to implement our bitcoin strategy.
Bitcoin and other digital assets are relatively novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty
Bitcoin and other digital assets are relatively novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, any of which could adversely affect bitcoin’s price and our ability to hold or transact in bitcoin. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and regulators in the United States and in other countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin.
Governments and regulators in the United States and abroad may enact new laws and regulations, or enforce or interpret existing laws or regulations, in a manner that could impose material additional regulatory burdens and costs on us or other digital asset industry participants, which could materially affect the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, within the past several years:
•in September 2025, Nasdaq reportedly announced new informal interpretations of its rules that require certain Nasdaq-listed companies to obtain shareholder approval before engaging in certain transactions, such as private placements for the purpose of acquiring digital assets or accepting in-kind contributions of digital assets in exchange for equity;
•in July 2025, President Trump signed into law the Guiding and Establishing National Innovation for US Stablecoins Act (“GENIUS Act”), establishing a legislative framework for the regulation of payment stablecoins and marking the first federal legislation for the regulation of digital assets in the U.S.;
•in July 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), a comprehensive digital asset market structure and regulation bill. The CLARITY Act, and other digital asset market structure and regulation bills, remain under consideration and continue to evolve in the U.S. Senate;
•in January 2025, President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries and in July 2025, such working group published a report on strengthening American leadership in digital financial technology, which recommended several regulatory and legislative proposals to advance President Trump’s January 2025 executive order;
•in January 2025, the SEC announced the formation of a “Crypto Task Force,” which is intended to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;
•in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, alleging, among other things, that each was operating as an unregistered securities exchange, broker, dealer, and clearing agency;
•in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;
•in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, U.S. Commodity Futures Trading Commission (“CFTC”), the Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by those agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States;
•in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets;”
•in May 2023, the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin; and
•in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.
Although the complaints against Coinbase, Inc., Payward Inc., Payward Ventures Inc. and Binance Holdings Ltd. have been dismissed, the SEC, CFTC, foreign governments, states, or other regulatory agencies may initiate similar actions in the future, which could materially affect the price of bitcoin and our ability to own or transfer bitcoin.
It is not possible to predict whether or when new laws and regulations will change the legal framework governing digital assets or expand the authority of the SEC, the CFTC, or other regulators, or whether or when any other federal, state or foreign bodies will take similar actions.  For example, the proposed CLARITY Act discussed above could, if it became law, grant the CFTC additional regulatory and supervisory powers with respect to spot digital assets, including bitcoin, as “digital commodities” and potentially impose additional registration, disclosure, reporting, and business conduct requirements on us. In addition, we cannot predict the nature or market effects of any future laws or expansion of oversight, including the impacts to the functioning of digital asset markets, the willingness of financial and other institutions to provide services to the digital assets industry, or the value of digital assets generally and bitcoin specifically. The consequences of any new legal requirements relating to digital assets could adversely affect the market price of bitcoin and our ability to hold or transact in bitcoin, and in turn adversely affect our business, financial condition and results of operations, and the market price of our listed securities. Furthermore, as more companies adopt strategies with respect to bitcoin or digital assets similar to ours, governments and regulatory agencies may be prompted to enact new laws, regulations, or interpretations, which may adversely affect our bitcoin strategy.
Moreover, the risks of engaging in a bitcoin strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.
Growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, are highly uncertain and may also impact the price of bitcoin. The pace of growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, participation by traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a store of value or medium of exchange, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term or that any such growth will be sustained.
The liquidity and public perception of bitcoin may also suffer if financial institutions deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past reduced access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institutions to participate in markets for digital assets. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.
Bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain. As a result, factors such as malicious attacks by miners, inadequate mining fees to incentivize validation of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undermine the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin and, in turn, our business, financial condition, results of operations, and the trading price of our listed securities.
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
We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange (our principal market for bitcoin). Prior to our adoption of ASU 2023-08 on January 1, 2025, we performed an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicated that it was more likely than not that any of our bitcoin assets were impaired. In determining if an impairment had occurred, we considered the lowest price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. If the carrying value of a bitcoin exceeded that lowest price at any time during the quarter, an impairment loss was deemed to have occurred with respect to that bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of bitcoin did not affect the carrying value of our bitcoin. Gains (if any) were not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculated the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale. Due in part to the volatility of bitcoin, we incurred $4.06 billion of cumulative impairment on our bitcoin holdings through December 31, 2024, which losses were reflected in the financial statements for the respective periods in which the losses were incurred.
ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. As of January 1, 2025 we applied a cumulative-effect adjustment to the opening balance of retained earnings of $12.75 billion. ASU 2023-08 does not permit retrospective restatement of prior periods. For the fiscal year ended December 31, 2025, we incurred an unrealized loss on digital assets of $5.40 billion. Due to the application of a different accounting standard for the quarterly and annual periods during the year ended December 31, 2025 relative to the corresponding periods during the year ended December 31, 2024, and due to ASU 2023-08 not permitting retrospective restatement of prior periods, our results for the quarterly and annual periods during the year ended December 31, 2025 are not comparable to our results for the corresponding prior periods, and our future results will similarly not be comparable to results from periods prior to our adoption of the guidance.  Additionally, any unrealized gain on digital assets reflected in our financial results for a given period does not reflect cash actually earned by us during that period, and a significant increase in our digital assets included on our balance sheet is not associated with an actual increase in our liquidity.
As a result of our adoption of ASU 2023-08, we may incur greater losses during periods when we previously would have incurred smaller losses or no losses because we had already impaired the carrying value of our bitcoin to a low price observed during a prior period, and we may also record gains during periods when the fair market value of bitcoin rises, as compared to periods prior to January 1, 2025, when we would not have recorded any gains under similar circumstances. Accordingly, due in particular to the volatility in the price of bitcoin, the adoption of ASU 2023-08 has to date increased, and we expect will continue to impact, the volatility of our financial results. For further details see “Risks Related to Our Bitcoin Strategy and Holdings-Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin.” Because we intend to continue increasing our bitcoin holdings, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future, and we expect ASU 2023-08 to continue to significantly affect the carrying value of our bitcoin on our balance sheet. As a result, our earnings may be even more volatile in future periods than what we have experienced to date.
The recent increase in the availability of alternative ways to gain exposure to bitcoin and other digital assets may adversely affect the market price of our listed securities
Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain exposure to bitcoin through traditional investment channels, and instead generally were only able to hold bitcoin through digital wallets. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.
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
Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our class A common stock or other listed securities as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our class A common stock or other listed securities. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of class A common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our listed securities.
Additionally, other companies have recently adopted bitcoin strategies similar to ours, providing investors with further potential alternative means of gaining exposure to bitcoin. Fund sponsors also offer bitcoin futures exchange-traded funds (“ETFs”) and leveraged bitcoin futures ETFs, which offer different types of economic exposure to bitcoin. Based on how we are viewed in the market relative to ETPs, other companies that have adopted a strategy similar to ours with respect to bitcoin, bitcoin futures ETFs, leveraged bitcoin futures ETFs, and similar vehicles, any premium or discount in our class A common stock relative to the value of our bitcoin holdings may increase or decrease differently than that of such other vehicles in response to changes in market conditions. Although our listed securities also include preferred stocks, which provide investors with economic exposure to bitcoin and the opportunity to earn dollar- or Euro- denominated yield returns, to the extent that investors are seeking an investment with exposure to bitcoin and a dollar- or Euro- denominated yield return, investors may choose to allocate to certain funds that pursue yield-based strategies based on trading derivatives of our class A common stock or bitcoin rather than purchasing our preferred stocks, as the former may, from time to time, produce higher yields than our preferred stock.
Other companies have also recently adopted treasury strategies with exposure to digital assets other than bitcoin. Additionally, the SEC has approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain, and has published for comment and review exchange rule change notices with respect to spot ETPs for other digital assets. The current and potential future availability of investment options with respect to other digital assets could result in a decline in the price of bitcoin, which could in turn cause a decline in the price of our class A common stock and our other listed securities and such decline could be disproportionate to the decline in value of our bitcoin.
Any of the foregoing factors, including the availability of spot ETPs and futures-based ETFs for bitcoin, and funds that pursue yield-based strategies based on trading derivatives of our class A common stock, the availability and potential future availability of spot ETPs for Ethereum and other digital assets, and the adoption by other companies of strategies similar to ours with respect to bitcoin and other digital assets, could have a material adverse effect on the market price of our listed securities.
Our bitcoin strategy subjects us to enhanced regulatory oversight
As noted above, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings and our bitcoin strategy more generally.
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
Although our bitcoin holdings did not serve as collateral securing any of our outstanding indebtedness as of December 31, 2025, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.
Additional laws, guidance and policies may be issued by domestic and foreign regulators, including for example, in response to the failure of a major participant in the digital assets industry, such as the filing for Chapter 11 bankruptcy protection by FTX in November 2022. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.
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
In November 2025, we issued STRE Stock, which is a Euro-denominated preferred stock instrument listed for trading on the Official List of the Luxembourg Stock Exchange and the Euro MTF market of the Luxembourg Stock Exchange. As a result of such listing, we are subject to certain disclosure and other requirements under applicable EU regulations. We intend to continue to seek access to non-U.S. capital markets, list or admit our securities to trading on additional foreign exchanges, or otherwise expand the distribution of our securities in foreign jurisdictions, and we may become subject to additional regulatory oversight, disclosure obligations, conduct requirements and review of our bitcoin strategy and digital asset activities in those jurisdictions. Any such additional non-U.S. regulatory oversight could increase our compliance and reporting costs, constrain our flexibility in implementing our bitcoin strategy, or otherwise adversely affect our business, financial condition and results of operations.
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
Reports and academic studies have estimated that a substantial portion of trading volume reported by certain unregulated crypto-asset trading venues may be non-economic in nature (including wash trading), with a December 2022 study estimating wash trading averaged over 70% of reported volume on unregulated exchanges studied. The SEC also alleged as part of its June 2023 complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived wash trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin.
Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. Although these complaints were ultimately dismissed, the SEC or other regulatory agencies may initiate similar actions in the future. As the price of our listed securities is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our listed securities.
The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin strategy
As of February 13, 2026, we held approximately 717,131 bitcoins that were acquired at an aggregate purchase price of $54.5 billion and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of assets, which enhances the risks inherent in our bitcoin strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we had used our cash to purchase a more diverse portfolio of assets.
The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business
As a result of our bitcoin strategy, our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of December 31, 2025, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major update since then and may undertake additional updates in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.
Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the “GENIUS Act” was enacted, which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to bitcoin could expand further as a result of the GENIUS Act being enacted. As of December 31, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.
Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including Japan, the United Kingdom and the European Union have been discussing the potential creation of new CBDCs. Further, some countries, such as Sweden, Norway and Israel, are exploring cross-border interoperability of retail CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.
Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents
Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. In December 2025, we established the USD Reserve to support the payment of dividends on our preferred stock and interest on our outstanding indebtedness. As of February 13, 2026, the balance of the USD Reserve was $2.25 billion. If we deplete our USD Reserve and we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell bitcoin to satisfy our financial obligations or liquidity needs, and we may be required to make such sales at prices below our cost basis or on terms that are otherwise unfavorable. Additionally, during periods of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for bitcoin) has, to date, not done so. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
Further, the bitcoin that we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.
Additionally, we may be unable to enter into loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during periods of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions, including capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our financial obligations and liquidity needs, our business and financial condition could be negatively impacted.
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
•a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;
•harm to our reputation and brand;
•improper disclosure of data and violations of applicable data privacy and other laws; or
•significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.
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
Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. Emerging technologies, such as AI-driven cyberattacks and the potential for quantum computing, could introduce new vulnerabilities in our systems, potentially rendering traditional cryptographic techniques less effective and exposing us to more sophisticated forms of cyberattacks. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Novel methods, such as those utilizing AI or quantum computing, may be even more difficult to detect and defend against. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with geopolitical conflicts, such as the ongoing Russia-Ukraine conflict, including potential proliferation of malware into systems unrelated to such conflicts. As of the date of this Annual Report, neither we nor any of our service providers has experienced a security breach or cyberattack that has materially impacted our digital asset holdings, financial condition or operating results; however, any future breach of our operations or those of our service providers or others in the bitcoin industry could materially and adversely affect our business.
We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin
We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Although our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, our bitcoin holdings may be concentrated with a single custodian from time to time, which may enhance our risk of losses. In light of the significant amount of bitcoin we hold, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.
As of December 31, 2025, the insurance coverage available for losses of our bitcoin covers only a small fraction of the value of the entirety of our bitcoin holdings and there can be no assurance that we would recover the full value of our bitcoin lost under all circumstances. Based on information shared by our custodians, they currently maintain commercial insurance coverage of $320.0 million, $100.0 million, and in excess of $100.0 million at Coinbase, Anchorage, and Fidelity, respectively, in the aggregate and not per occurrence, to cover bitcoin losses as well as certain other losses, subject to the terms and provisions of the applicable insurance policies. The insurance policies maintained by our custodians are shared among all of such custodian’s customers and are not specific to us, and there can be no guarantee that such insurance will be maintained as part of the custodial services available to us, or that such coverage will be available or sufficient to cover losses with respect to our bitcoin. Additionally, we do not maintain separate insurance to cover our potential bitcoin losses. Furthermore, our custodians are not members of the Federal Deposit Insurance Corporation ("FDIC") or Securities Investor Protection Corporation ("SIPC") and, therefore, deposits held with or assets held by the custodians are not subject to protections available to depositors with FDIC or SIPC member institutions. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by the insurance coverage our custodians maintain related to our bitcoin.
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

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our listed securities
Our assets are concentrated in our bitcoin holdings. While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our bitcoin strategy, and our business and operations, and may also require us to substantially change the manner in which we conduct our business.
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
Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our bitcoin strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our board of directors, no shareholder or regulatory approval would be necessary. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin. Additionally, we are not a registered money market fund under the Investment Company Act of 1940, as amended, and we do not operate as a registered money market fund. Holders of our listed securities, including our STRC Stock, do not benefit from the protections available to holders of securities of a registered money market fund or similar instruments. Bitcoin does not have a similar risk profile to the assets required to be held by money market funds because, among other things, it is much more volatile and involves no principal protection. Unlike money market funds, we do not price our listed securities, including our STRC Stock, based on the net asset value of the pool of assets backing the securities. We are also not subject to any regulation requiring that we maintain any particular pricing or stable value, and we are not subject to the fee restrictions or liquidity requirements applicable to registered money market funds. Our listed securities, including STRC Stock, are not insured by any regulatory agency, nor can we provide any guarantee of returns, cash dividend, liquidity or future performance.
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
Our principal counterparty risk with respect to our bitcoin is the risk that our custodians may fail to perform their obligations under our custody arrangements. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital assets industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.
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
Risks Related to Our Enterprise Analytics Software Business Strategy
We derive revenue from a single software platform and related services, primarily through sales to our installed customer base
We derive revenue from sales of our analytics software platform and related services, primarily through our installed customer base. As a result, if our software business experiences a significant decline in demand for, or in the adoption or prices of, our platform and related services as a result of, among other factors, a significant decline in our installed customer base, any change in our pricing or packaging model, increased competition, maturation in the markets for our platform, or other risks, including but not limited to those described herein, we may not be able to generate revenue from other sources in excess of the expenses relating to our analytics software platform and related services.
As we continue to transition our customers from a product license model to a cloud subscription model, we could face higher future rates of attrition, and such a transition could continue to affect the timing of revenue recognition or reduce product licenses and product support revenues
We offer our analytics platform in the form of an on-premises product license or a cloud subscription; however, as of January 2025, Strategy on-premises product licenses have entered an end-of-support cycle, with full support for such licenses ending December 31, 2026. Given that customers could migrate on and off our cloud subscription platform, we could face higher future rates of attrition among our customers during this period.
In addition, the payment streams and revenue recognition timing for our product licenses are different from those for our cloud subscriptions. For on-premises product licenses, customers typically pay us a lump sum soon after entering into a license agreement, and we typically recognize product licenses revenue when control of the license is transferred to the customer. For cloud subscriptions, customers typically make periodic payments over the subscription period and we recognize subscription services revenues ratably over the subscription period. As a result, as we continue to scale back our support for on-premises product licenses and as our customers increasingly shift to, or new customers purchase, cloud subscriptions instead of on-premises product licenses, the resulting change in payment terms and revenue recognition has resulted in, and may in the future result in, our recognizing less revenue in the reporting period in which the sale transactions are consummated than has been the case in prior periods, with more revenue being recognized in future periods.
Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods
Our deferred revenue and advanced payments totaled $277.6 million as of December 31, 2025. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.
Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.
In addition, we had $310.5 million of other remaining performance obligations as of December 31, 2025, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period.

Integration of artificial intelligence into our enterprise analytics product offerings and our use of artificial intelligence in our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business
We have integrated, and plan to further integrate, AI capabilities into certain components of our enterprise analytics product offerings and we use certain AI tools in our operations. Such integration and use of AI may become more important in our product offerings and operations over time. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs and could result in delays in our software release cadence. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or contain biased information. If the AI tools we integrate into our products or use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.
Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident, whether related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. Additionally, in March 2024, the European Commission passed the Artificial Intelligence Act with several of its provisions now in force. Other jurisdictions, including certain U.S. states, have adopted or may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI.
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
•be time-consuming, costly, and/or result in litigation;
•divert management’s time and attention from developing our business;
•require us to pay monetary damages or enter into royalty or licensing agreements that we would normally find unacceptable;
•require us to stop selling certain of our offerings;
•require us to redesign certain of our offerings using alternative non-infringing technology or practices, which could require significant effort and expense;
•require us to rename certain of our offerings or entities; or
•require us to satisfy indemnification obligations to our customers or channel partners.
Additionally, while we monitor our use of third-party software, including open-source software, our processes for controlling such use in our offerings may not be fully effective. If we fail to comply with the terms or conditions associated with third-party software that we use, if we inadvertently embed certain types of third-party software into one or more of our offerings, or if third-party software that we license is found to infringe the intellectual property rights of others, we could become subject to infringement liability and be required to re-engineer our offerings, discontinue the sale of our offerings, or make available to certain third parties or generally available, in source code form, our proprietary code, any of which could materially adversely affect our business, operating results, and financial condition.
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
We may be unable to develop and release new software product offerings or enhancements to our existing offerings in a timely and cost-effective manner
Analytics applications, and applications that leverage the Bitcoin blockchain, can be complex, and research and development for these types of applications can be costly and time consuming. In the case of new or contemplated offerings, we may not be able to identify business use cases for such offerings, and we have in the past and may in the future cease, delay or reallocate resources away from further development of, or marketing efforts for, such offerings.  We cannot be sure that we will succeed in developing, marketing, and delivering, on a timely and cost-effective basis, new or enhanced offerings that will achieve market acceptance.
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

If we are unable to recruit or retain skilled personnel, or if we lose the services of Michael J. Saylor, our business, operating results, and financial condition could be materially adversely affected
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. There has historically been significant competition for qualified employees across technology and other industries, and such competition may be further amplified by evolving restrictions on immigration, travel, or availability and costs of visas for skilled workers. We may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future, particularly at times when we undergo significant headcount reductions. Our future success also depends in large part on the continued service of Michael J. Saylor, our Chairman of the Board of Directors and Executive Chairman. If we were unable to attract, train, assimilate, and retain the highly skilled personnel we need, or we were to lose the services of Mr. Saylor, our business, operating results, and financial condition could be materially adversely affected. These risks may be exacerbated if a shareholder or a group of affiliated shareholders (other than or not including Mr. Saylor) were to exercise majority voting control of the Company.
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
In addition to the provisions in certain international laws restricting the transfer of personal information to the United States, a new U.S. law also restricts the transfer of certain kinds of personal data in certain situations outside of the United States to “countries of concern,” including but not limited to China. On April 8, 2025, the U.S. Department of Justice’s National Security Division implemented the Data Security Program Rule under Executive Order 14117 and the International Emergency Economic Powers Act. This rule establishes restrictions on certain data-related transactions involving U.S. persons and entities, particularly those that may result in access to U.S. government-related data or bulk sensitive personal data of U.S. persons by foreign adversaries or entities under their control. The rule effectively imposes export control-like restrictions on the transfer, sale, or sharing of sensitive data-including genomic, geolocation, biometric, health, financial, and other personal data-to or with entities in countries of concern, as well as entities and persons associated with those countries. It also imposes additional due diligence obligations on U.S. companies concerning personal data they collect, store, or transmit. Failure to comply with the Data Security Program Rule could result in civil or criminal penalties, reputational harm, and restrictions on our ability to engage in certain business activities. Compliance may require us to modify our data handling practices, implement new controls, or terminate existing relationships with certain foreign vendors, customers, or partners. These changes could increase our operational costs, limit our market opportunities, and adversely affect our financial performance. Additionally, the scope and interpretation of the rule may evolve, and future guidance or enforcement actions could impose further obligations or restrictions.
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

Risks Related to Our Listed Securities Generally
The market price of our class A common stock has been and may continue to be volatile
The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $12.36 as of August 10, 2020, the last trading day before our announcement, to $133.88 as of February 13, 2026. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:
•fluctuations in the price of bitcoin, of which we have significant holdings and which we expect to continue to accumulate;
•announcements of significant transactions in bitcoin;
•changes to our bitcoin strategy;
•changes to or failure by us to meet our targets or published guidance for our bitcoin strategy, capital plan, and financial results;
•announcement of additional capital raising transactions;
•regulatory, commercial and technical developments related to bitcoin or the Bitcoin blockchain;
•quarterly variations in our results of operations or those of our competitors;
•announcements by us or our competitors about earnings that are not in line with analyst expectations;
•announcements by us or our competitors of acquisitions, dispositions, new offerings, significant contracts, commercial relationships, or capital commitments;
•our ability to develop, market, and deliver new and enhanced offerings on a timely basis;
•commencement of, or our involvement in, litigation;
•recommendations by securities analysts or changes in earnings estimates and our ability to meet those estimates;
•investor perception of our Company, including as compared to investment vehicles that are designed to track the price of bitcoin, such as spot bitcoin ETPs, and other companies that pursue strategies similar to ours of acquiring bitcoin or other digital assets;
•inclusion or removal of our class A common stock from major stock market indices;
•the volume of shares of our class A common stock and other listed securities available for public sale;
•failure by us to declare dividends on our Preferred Stock in expected amounts or at all;
•adjustments of the regular dividend rate on our STRC Stock in a manner unexpected by investors and analysts;
•sales or purchases of stock by us or by our stockholders and issuances of awards under our equity incentive plan; and
•general economic conditions and slow or negative growth of related markets, including as a result of war, terrorism, infectious diseases, natural disasters and other global events, and government responses to such events.
In addition, the stock market and the markets for both bitcoin-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, recent trading prices of our class A common stock may reflect market dynamics that are not connected to traditional software and business intelligence industry fundamentals, or to valuation methods commonly associated with operating companies in these industries or with companies engaged predominantly in passive investments in bitcoin or other commodities, such as exchange-traded funds. Our equity market capitalization as of December 31, 2025 is in excess of our stockholders’ equity calculated in accordance with U.S. GAAP, and in excess of valuations that might traditionally be expected based on our operating performance, cash flows and net assets. Investors may therefore be unable to assess the value our class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. Further, bitcoin is a highly volatile asset and, as a result, the relationship between our equity market capitalization and stockholders’ equity has fluctuated and may continue to fluctuate significantly. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of our listed securities, regardless of our actual operating performance.

We are currently subject to a class action lawsuit and other proceedings and may be subject to additional proceedings in the future, which could distract our management, harm our reputation and result in substantial costs or judgments against us
We are subject to a putative class action lawsuit (related to the certificate of amendment we filed on July 7, 2025 with the Secretary of State of Delaware to the STRK Stock certificate of designations) in which our board of directors are also defendants (the “Dodge Class Action”). See “Commitments and Contingencies – Shareholder Action” in Note 9 and Note 12, “Redeemable Preferred Stock”, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for additional information. If the Dodge Class Action is concluded in a manner adverse to us and we ultimately incur substantial costs or damages not covered by our directors’ and officers’ liability insurance, such an outcome could have a material adverse effect on our financial condition and business. We have also previously been subject to other stockholder actions alleging deficiencies in our disclosure with respect to the anticipated profitability of our bitcoin-focused investment strategy and treasury operations, and the various risks associated with bitcoin’s volatility, though such actions were voluntarily dismissed without the payment of any settlement amounts or any adverse judgments against us. The Dodge Class Action (and any other future stockholder litigation matters) could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of our bitcoin strategy, which could have a material adverse effect on our business.
Because of the rights of our two classes of common stock and because Michael J. Saylor, who beneficially owns the majority of our class B common stock, controls a significant portion of our total voting power, Mr. Saylor has significant influence over matters that require approval of our stockholders and as a result could impede a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters
We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of December 31, 2025, there were 19,640,250 shares of class B common stock outstanding, which accounted for approximately 40.2% of the total voting power of our outstanding common stock. As of December 31, 2025, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 19,616,680 shares of class B common stock, or 40.1% of the total voting power. Accordingly, Mr. Saylor has significant influence over matters that require approval of our stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms, elections of our directors, and amendments to our certificate of incorporation and by-laws.
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
Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other securities could depress the price of our listed securities
We may issue and sell additional shares of class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, between January 1, 2026 and February 13, 2026, we issued and sold:
•$0.5 billion of shares of STRC Stock;
•$3.4 million of shares of STRK Stock; and
•$3.6 billion of shares of class A common stock.
On November 4, 2025, we entered into the Omnibus Sales Agreement (the “Omnibus Sales Agreement”) with TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Clear Street LLC, Compass Point Research & Trading, LLC, H.C. Wainwright & Co., LLC, Keefe, Bruyette & Woods, Inc., Maxim Group LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Santander

US Capital Markets LLC, SG Americas Securities, LLC and TCBI Securities, Inc., doing business as Texas Capital Securities, as sales agents (each an “Agent” and collectively, the “Agents”), pursuant to which we may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by us from time to time in the future. The Omnibus Sales Agreement consolidated our previous ATMs for STRF Stock, STRC Stock, STRK Stock, STRD Stock and class A common stock into a single program. As of February 13, 2026, we may issue and sell up to the following amounts under the Omnibus Sales Agreement: $1.6 billion of STRF Stock; $3.5 billion of STRC Stock; $20.3 billion of STRK Stock; $4.0 billion of STRD Stock; and $7.9 billion of class A common stock. See Note 14, At-the-Market Offerings, to the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report, for additional information.
We cannot predict:
•the size of future issuances of equity securities;
•the size and terms of future issuances of convertible debt instruments or other convertible securities; or
•the effect, if any, that future issuances and sales of our securities will have on the market price of our listed securities.
Transactions involving newly issued convertible debt instruments, STRK Stock, class A common stock, other series of convertible preferred stock, or other convertible securities could result in possibly substantial dilution to holders of our class A common stock and securities convertible into our class A common stock, such as our STRK Stock.
Our amended and restated by-laws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, then any other state court located in the State of Delaware, or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for such disputes with us or our directors, officers or employees
Our amended and restated by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, then any other state court located in the State of Delaware, or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or the Company’s certificate of incorporation or by-laws (in each case, as they may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that falls within one or more of the categories enumerated in the choice of forum provision and asserts claims under the Securities Act of 1933, as amended (the "Securities Act"), inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
If our class A common stock is excluded from, or is otherwise limited in its inclusion or weighting in, major market indices, the trading price and liquidity of our class A common stock and other listed securities could be adversely affected.
Index providers and other benchmark administrators may adopt, modify or interpret eligibility criteria or methodology changes in ways that limit or exclude us from their published indices or benchmarks. Such changes may be made at their discretion and with little or no advance notice or opportunity for consultation. For example, in October 2025, MSCI, Inc. (“MSCI”) announced a proposal to exclude from the MSCI Global Investable Market Indexes ("MSCI Indexes") companies whose primary business involves bitcoin or other digital asset treasury activities and whose digital asset holdings represent 50% or more of their total assets, which could have included us. After holding consultations to gather market feedback on its proposal, on January 6, 2026, MSCI announced that it determined not to implement the proposal as part of the February 2026 Index Review, but that it intends to open a broader consultation on the identification and treatment of non-operating companies generally, and that it would apply limits to increases to the number of shares included in the MSCI Indexes for digital asset treasury companies in the interim. If MSCI or any other publisher of major market indices were to exclude us from their indices, or adopt other changes, such as deferring additions or limiting index-related adjustments, index funds, institutional investors, and other holders attempting to track the composition of that index may be required to sell our class A common stock, or acquire less of our class A common stock than they otherwise would, which could materially and adversely impact the price and liquidity of our class A common stock and other listed securities. Such adverse impacts could, in turn, materially and adversely affect our business, financial condition, and results of operations.
Downgrades in our credit ratings could reduce our access to funding sources in the credit and capital markets.
We are currently assigned a corporate credit rating of ‘B-’ from S&P Global Ratings based on its evaluation of our creditworthiness. Although our corporate credit rating from S&P Global Ratings is currently below investment grade, there can be no assurance that we will not be further downgraded. Credit rating reductions or other negative actions by one or more rating agencies could adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.
Risks Related to Our Preferred Stock
In the event of our liquidation, dissolution or winding up, the distribution of assets to our debt and equity holders will be based upon their relative seniority and, depending on the securities you hold, your claim to our assets may be junior to other claims and you may lose some or all of your investment.
If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available for distribution to our equity holders, including holders of our class A common stock and our Preferred Stock, only if all of our then outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights and priorities.
With respect to payments upon our liquidation, dissolution or winding up, our series of Preferred Stock rank, from highest to lowest, as follows: STRF Stock, STRC Stock, STRE Stock, STRK Stock, and STRD Stock, and subject to the availability of assets and the rights of any securities ranking senior, each series of Preferred Stock would be entitled to receive its applicable liquidation preference (and any unpaid accumulated dividends, if applicable), pro rata among holders of that series, in that order, before any payments are made to the class A common stock holders. If we issue any other series of preferred stock in the future that is senior to any existing series of Preferred Stock (any such stock, “liquidation senior stock”), any amounts payable upon our liquidation, dissolution or winding up to liquidation senior stock must be paid in full before any payments may be made to any other series of Preferred Stock that ranks junior to such liquidation senior stock or to the class A common stock. If there are insufficient remaining assets available to pay the full liquidation preference (and any unpaid accumulated dividends, if applicable) on any series of liquidation senior stock, holders of each series of stock that ranks junior to that series of liquidation senior stock will not receive any value for their shares.
As of December 31, 2025, excluding intercompany indebtedness, we had approximately $8.25 billion in aggregate principal amount of consolidated indebtedness outstanding, all of which ranks senior to our Preferred Stock and our common stock.
In addition, our subsidiaries have no obligation to pay any amounts on the Preferred Stock. If any of our subsidiaries liquidate, dissolve or wind up, whether voluntarily or involuntarily, then we, as a direct or indirect common equity owner of any such subsidiaries, will be subject to the prior claims of such subsidiaries’ creditors, including trade creditors and preferred equity holders, if any. As a result of this structural subordination, we may not receive any amounts from such subsidiaries, and the assets of such subsidiaries may never be available to make payments on the Preferred Stock.
We may not have sufficient funds to pay dividends in cash on our Preferred Stock, or we may choose not to pay dividends on our Preferred Stock. Additionally, regulatory and contractual restrictions, as well as the terms of our existing or future preferred stock, may prevent us from declaring or paying dividends on some or all series of our Preferred Stock
We currently intend to fund any dividends paid in cash on our Preferred Stock primarily through proceeds from sales of our class A common stock under our ATM. We may also fund such dividends using cash held in our USD Reserve or through additional capital raising activities, including, but not limited to, ATMs of our STRC Stock, STRK Stock, or STRD Stock,

as applicable, or other equity or debt financings. However, our ability to declare and pay cash dividends on our Preferred Stock will depend on many factors, including the following:
•our financial condition, including the amount of cash we have in our USD Reserve (which may fluctuate over time);
•the amount of cash, if any, generated by our operations and financing activities (including our ability to raise additional capital from the equity capital markets on favorable terms or at all);
•our anticipated financing needs, including the amounts needed to service our indebtedness or other obligations;
•the degree to which we decide to reinvest any cash generated by our operations or financing activities to fund our future operations;
•the ability of our subsidiaries to distribute funds to us;
•legal or regulatory restrictions on our ability to declare and pay dividends, including under the Delaware General Corporation Law;
•in the case of STRE Stock, prevailing USD-to-Euro currency exchange rates;
•our ability to sell equity securities under ATMs, including our class A common stock to maintain and grow our USD Reserve; and
•contractual restrictions on our ability to pay dividends.
In addition, subject to limited exceptions for each of our STRF Stock and STRK Stock set forth in the applicable certificate of designations, our board of directors or any duly authorized committee thereof may choose not to declare or pay dividends, as applicable, or may pay less than the full amount of dividends, on our Preferred Stock for any reason. If we fail to declare and pay dividends on any series of our Preferred Stock in full, then the value of that series or our other series of Preferred Stock, as well as our class A common stock, will likely decline.
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
If we issue any dividend senior stock in the future, such dividend senior stock could contain provisions that prohibit us from paying accumulated dividends on our Preferred Stock or common stock, or from purchasing, redeeming or acquiring our Preferred Stock or common stock until and unless we first pay accumulated dividends in full on such dividend senior stock.
Under the Delaware General Corporation Law, we may declare dividends on our Preferred Stock only out of our “surplus” (which generally means our total assets less total liabilities, each measured at their fair market values, less statutory capital), or, if there is no surplus, out of our net profits for the current or the immediately preceding fiscal year. We may not have sufficient surplus or net profits to declare and pay dividends on our Preferred Stock in cash, even if we have cash available in our USD Reserve. Additionally, under Delaware law, a corporation must have funds “legally available” for the payment of the dividends in addition to having the requisite surplus, meaning that the dividend will not cause the corporation to become insolvent or unable to continue as a going concern.
If we are unable or, if permitted, decide not to pay accumulated dividends on our STRK Stock in cash, then we may, but are not obligated, subject to a limited exception, to elect to pay dividends on our STRK Stock in shares of our class A common stock. However, the payment of dividends in shares of our class A common stock will cause dilution to holders of our class A common stock and exposes holders of our STRK Stock to dilution and the risk of fluctuations in the price of our class A common stock. Additionally, even if we choose to pay dividends on our STRK Stock in shares of class A common stock, the number of shares of class A common stock that we are permitted to deliver may be limited by the terms of the STRK Stock, the number of our authorized but unissued shares, stock exchange rules, or other legal or contractual constraints.
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

Our Preferred Stock has only limited voting rights
Our Preferred Stock confers no voting rights except with respect to certain dividend arrearages, certain amendments to the terms of our Preferred Stock, and certain other limited circumstances, and except as required by the Delaware General Corporation Law. For example, holders of our Preferred Stock, as such, do not have the right to vote in the general election of our directors, although holders of our STRF Stock and STRK Stock, as applicable, will have a limited right, voting together with holders of any voting parity stock, if any, with similar voting rights regarding the election of directors upon a failure to pay dividends on each of our STRF Stock and STRK Stock, as applicable, which similar voting rights are then exercisable, to elect one director upon the occurrence of each of the following events: (i) if less than the full amount of accumulated and unpaid regular dividends on the outstanding STRF Stock and STRK Stock, as applicable, have been declared and paid in respect of each of four or more consecutive regular dividend payment dates; and (ii) if less than the full amount of accumulated and unpaid regular dividends on the outstanding STRF Stock and STRK Stock, as applicable, have been declared and paid in respect of eight or more consecutive regular dividend payment dates. Our STRC Stock, STRE Stock and STRD Stock do not have any additional voting rights upon non-payment of dividends, such as the right to elect any directors. Accordingly, the voting provisions of our Preferred Stock may not afford meaningful protections. Additionally, holding STRK Stock does not confer the right to vote on an as-converted basis with holders of our class A common stock on matters on which our class A common stockholders are entitled to vote.
Without the consent of any holder of our Preferred Stock or class A common stock, we may issue preferred stock in the future that ranks equally with our STRF Stock and equally with or senior to our STRC Stock, STRE Stock, STRK Stock or STRD Stock with respect to dividends and liquidation rights, which may adversely affect the rights of holders of our existing series of Preferred Stock and our class A common stock
Without the consent of any holder of Preferred Stock or class A common stock, we may authorize and issue preferred stock (including additional STRF Stock) that ranks equally with STRF Stock with respect to the payment of dividends or the distribution of assets upon our liquidation, dissolution or winding up. In addition, without the consent of any holder of our STRC Stock, STRE Stock, STRK Stock, STRD Stock or class A common stock, we may authorize and issue preferred stock (including additional shares of our existing Preferred Stock) that ranks equally with or senior to our STRC Stock, STRE Stock, STRK Stock and STRD Stock with respect to the payment of dividends or the distribution of assets upon our liquidation, dissolution or winding up. If we issue any such preferred stock in the future, the rights of holders of our Preferred Stock and our class A common stock will be diluted and the value of our Preferred Stock and class A common stock may decline. For example, if we issue any preferred stock that is senior to STRC Stock, STRE Stock, STRK Stock or STRD Stock in the future, such preferred stock could contain provisions that prohibit us from paying dividends on our STRC Stock, STRE Stock, STRK Stock or STRD Stock or purchasing, redeeming or acquiring our STRC Stock, STRE Stock, STRK Stock or STRD Stock until and unless we first pay accumulated dividends in full on such preferred stock. The issuance of any preferred stock in the future would also have the effect of further subordinating our class A common stock.
Holders of our Preferred Stock may be treated as receiving deemed distributions and holders of STRK Stock may receive distributions paid in class A common stock, and consequently may be subject to tax with respect to our Preferred Stock under certain circumstances even though no corresponding distribution of cash has been made
Under Section 305 of the Internal Revenue Code of 1986, as amended (the “Code”), holders of our Preferred Stock may be treated as receiving a deemed distribution on our Preferred Stock under certain circumstances, including (i) an increase in the liquidation preference of our Preferred Stock, (ii) if our Preferred Stock is issued at a discount or (iii) in the case of STRC Stock, if we can call STRC Stock at a price above its issue price. The liquidation preference of the Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, which adjustments may give rise to a deemed distribution to holders of Preferred Stock. See “Commitments and Contingencies – Shareholder Action” in Note 9 and Note 12, “Redeemable Preferred Stock”, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for additional information. In addition, if our board of directors does not declare a dividend on our STRF Stock, STRC Stock, STRE Stock, or STRK Stock in respect of any dividend period before the related dividend payment date, the deferred dividend may be treated as an increase in the liquidation preference of our STRF Stock, STRC Stock, STRE Stock or STRK Stock that could give rise to a deemed dividend to holders of STRF Stock, STRC Stock, STRE Stock or STRK Stock. Although the matter is not entirely clear, we believe any deferred dividend on our STRF Stock, STRC Stock, STRE Stock or STRK Stock, any discount on our Preferred Stock, any adjustment of the liquidation preference of the Preferred Stock in accordance with their applicable terms, and, in the case of STRC Stock, any call premium, should not be treated as giving rise to a deemed distribution on our Preferred Stock. However, there is no assurance that the IRS or an applicable withholding agent will not take a contrary position.
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
U.S. holders of our Preferred Stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income and non-U.S. holders may be subject to U.S. federal withholding tax on dividends or deemed dividends on our Preferred Stock
Distributions paid to corporate U.S. holders of our Preferred Stock may be eligible for the dividends-received deduction and distributions paid to non-corporate U.S. holders of our Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes and certain holding period and other requirements are met. We do not have any current or accumulated earnings and profits, and do not expect to generate current earnings and profits in the current year or the foreseeable future. Accordingly, distributions on our Preferred Stock are generally not expected to qualify as dividends for U.S. federal income tax purposes in the current year or the foreseeable future.
Distributions to non-U.S. holders of our Preferred Stock that are not treated as being made out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, are potentially exempt from U.S. withholding tax, subject to backup withholding and the Foreign Account Tax Compliance Act rules. However, it is possible that a withholding agent may elect to withhold on the entire amount of such distributions, in which case any amounts withheld may be allowed as a refund or credit to the non-U.S. holder, provided the required information is timely furnished to the IRS. We do not have any accumulated earnings and profits, and do not expect to generate current earnings and profits in the current year or the foreseeable future. However, as described above, a withholding agent may still elect to withhold U.S. withholding tax. If a withholding agent withholds from distributions any U.S. withholding tax at a rate in excess of a rate for which a non-U.S. holder is otherwise eligible, the non-U.S. holder may be able to obtain a refund of or credit for any amounts withheld in excess of the applicable rate by timely filing a refund claim with the IRS. If any distributions on our Preferred Stock are not exempt from U.S. withholding tax because of any current or accumulated earnings and profits, the market value of our Preferred Stock may decline.
We intend to provide public notice to the holders of our Preferred Stock to the extent that the distributions on our Preferred Stock are not treated as being made out of our current or accumulated earnings and profits. However, our expectations on earnings and profits may change, and any such change could affect the U.S. federal income tax treatment of the distributions. Holders of our Preferred Stock are encouraged to consult with their tax advisors regarding the implications of our current or accumulated earnings and profits for U.S. federal income tax purposes.
The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our Preferred Stock
Under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”), if stock of a corporation is structured such that dividends paid with respect to the stock are economically (in whole or in part) a return of the stockholder’s investment (rather than a return on the stockholder’s investment), then the stock is characterized as “fast-pay stock” and is subject to adverse tax reporting requirements and potentially penalties, as described below. In addition, under the Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, stock is presumed to be fast-pay stock if it is structured to have a dividend that is reasonably expected to decline (as opposed to a dividend rate that is reasonably expected to fluctuate or remain constant) (for such purpose, the dividend rate may be viewed as reasonably expected to decline if we are reasonably expected to stop paying regular dividends on our Preferred Stock, if the maximum compounded dividend rate (as defined in the certificate of designations for STRF Stock, the “Compounded STRF Dividend Rate”) is in effect with respect to STRF Stock, if we are reasonably expected to reduce the monthly regular dividend rate over a meaningful time period with respect to STRC Stock or the maximum compounded dividend rate (as such term is defined in the certificate of designations for STRE Stock, the “Compounded STRE Dividend Rate”) is in effect with respect to STRE Stock) or is issued for an amount that exceeds (by more than a de minimis amount, as determined under applicable Treasury Regulations) the amount at which the stockholder can be compelled to dispose of the stock. It is not clear what amount would constitute “de minimis” in the case of stock with a perpetual term.
The determination of whether stock is fast-pay stock is based on all the facts and circumstances. To determine if it is fast-pay stock, stock is examined when issued, and, for stock that is not fast-pay stock when issued, when there is a significant modification in the terms of the stock or the related agreements or a significant change in the relevant facts and circumstances. The relevant tax regulations do not indicate the types of significant changes in facts and circumstances that are intended to give rise to such a determination, and therefore it is possible that such a change could arise when, for example, a Compounded STRF Dividend Rate becomes in effect with respect to STRF Stock or a Compounded STRE Dividend Rate becomes in effect with respect to STRE Stock or there is a change to the terms of our optional redemption right with respect to STRC Stock.
We do not believe that our previously issued Preferred Stock is fast-pay stock.
We may issue additional shares of our Preferred Stock (or resell any shares that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares for the purpose of analyzing the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. It is possible, however, that Additional Shares may be issued at a premium above their liquidation preference. As the liquidation preference of the Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, and based on the expected overall circumstances of an offering of Additional Shares of STRK Stock, it is generally not expected that the Additional Shares of Preferred Stock would be issued at such a level of premium above their liquidation preference at the time of sale of such Additional Shares so as to implicate the fast-pay stock rules. See “Commitments and Contingencies – Shareholder Action” in Note 9 and Note 12, “Redeemable Preferred Stock”, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information. In addition, with respect to STRC Stock, we do not intend to adjust its regular dividend rate in a manner that would cause STRC Stock to be treated as fast-pay stock. Any adjustment to STRC Stock’s regular dividend rate is expected to be consistent with our current intention to maintain STRC Stock’s trading price at or close to its stated amount of $100 per share, and therefore STRC Stock’s dividend rate is generally expected to fluctuate over time. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock.
Transactions involving fast-pay stock arrangements are treated as “listed transactions” for U.S. federal income tax purposes. Issuers and holders of any shares of fast-pay stock would be required to report their participation in the transaction on IRS Form 8886 on an annual basis with their U.S. federal income tax returns and would also be required to mail a copy of that form to the IRS Office of Tax Shelter Analysis. Failure to comply with those disclosure requirements could result in the assessment by the IRS of interest, additions to tax and onerous penalties. In addition, an accuracy-related penalty applies under the Code to any reportable transaction understatement attributable to a listed transaction if a significant purpose of the transaction is the avoidance or evasion of U.S. federal income tax. Furthermore, certain material advisors would also be required to file a disclosure statement with the IRS. If we determine that we are required to file an IRS Form 8886 (including a protective filing) in connection with the potential issuance of fast-pay stock with respect to our previously issued Preferred Stock or Additional Shares, we intend to provide public notice to the holders of our previously issued Preferred Stock or Additional Shares, as applicable, which notice may be by a press release, by publication on our investor relations website, or by filing a current report on Form 8-K with the SEC.
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
A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued Preferred Stock to adverse consequences
If we issue Additional Shares that have a different, and potentially adverse, tax profile or treatment for U.S. federal income tax purposes from our previously issued Preferred Stock, since such Additional Shares would trade under the same CUSIP (or, in the case of STRE Stock, ISIN) or other identifying number as that of our previously issued STRF Stock, STRC Stock, STRE Stock, STRK Stock or STRD Stock, as applicable, our previously issued Preferred Stock may be treated by subsequent purchasers, withholding agents and potentially the IRS as having the same profile or treatment as such Additional Shares if our previously issued Preferred Stock is not otherwise distinguishable from the Additional Shares.
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
Furthermore, if any Additional Shares are issued at a price that exceeds their liquidation preference, such Additional Shares would constitute “disqualified preferred stock” within the meaning of Section 1059(f)(2) of the Code and any corporate U.S. holder generally will be required to reduce its tax basis (but not below zero) in our Preferred Stock by the amount of any dividends-received deduction it receives. The liquidation preference of our Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, which adjustment may be taken into account for purposes of disqualified preferred stock determination. See “Commitments and Contingencies – Shareholder Action” in Note 9 and Note 12, “Redeemable Preferred Stock”, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information. If Additional Shares issued are considered disqualified preferred stock, our previously issued Preferred Stock could also be subject to the same treatment as a practical matter due to fungible trading.
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
In addition, accounting standards may change in the future. Accordingly, we may account for our Preferred Stock in a manner that is significantly different than described above.
Our right to unilaterally reduce the regular dividend rate of STRC Stock could cause STRC Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of STRC Stock to decrease, and could otherwise significantly harm investors
STRC Stock accumulates cumulative regular dividends on the stated amount thereof at a variable rate per annum equal to the monthly regular dividend rate per annum then in effect. The monthly regular dividend rate per annum was initially set at 9.00%. However, we have the right, in our sole and absolute discretion, to adjust the monthly regular dividend rate per annum that applies to each regular dividend period that begins after the first regular dividend period. For example, most recently, on January 31, 2026, we announced an increase to the monthly regular dividend rate per annum on STRC Stock from 11.00% to 11.25% effective for monthly periods commencing on or after February 1, 2026. Our right to adjust the monthly regular dividend rate per annum is subject to certain restrictions. For example, we are not permitted to reduce the monthly regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the monthly SOFR per annum on the first business day of such prior regular dividend period, over (y) the minimum of the monthly SOFR per annum rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a monthly regular dividend rate per annum that is less than the monthly SOFR per annum in effect on the business day before we provide notice of the next regular dividend rate. In addition, we are not entitled to reduce the monthly regular dividend rate per annum of STRC Stock unless, at the time we provide the related notice of the adjustment, all accumulated regular dividends, if any, on the STRC Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full (or have been declared in full and consideration in kind and amount that is sufficient, in accordance with the certificate of designations, to pay such accumulated regular dividends, is set aside for the benefit of the preferred stockholders entitled thereto).
Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the monthly regular dividend rate per annum in such a manner as we believe will maintain STRC Stock’s trading price at or close to its stated amount of $100 per share. We may, at any time in our sole and absolute discretion, and without the consent of any holder of STRC Stock, choose to reduce the monthly regular dividend rate per annum to the maximum extent permitted by the terms of STRC Stock, without regard to the impact that reduction may have on the trading price or value of STRC Stock. If we reduce the monthly regular dividend rate per annum, then the trading price or value of STRC Stock could decrease significantly. If you hold STRC Stock at the time of such a decrease, the value of your investment could materially depreciate, and you may not be able to resell your STRC Stock at favorable prices, if at all. Moreover, the mere existence of our right to unilaterally reduce the monthly regular dividend rate per annum could, in itself, and without any actual reduction in the monthly regular dividend rate per annum, cause STRC Stock to trade at prices below those that may otherwise be expected.
Notwithstanding the limitations on our ability to reduce the monthly regular dividend rate per annum, the trading price of STRC Stock could decline significantly if, for example, we reduce the dividend rate in successive regular dividend periods, or there is a market expectation that we do so. Further, consecutive monthly reductions of the regular dividends rate on STRC Stock may cause the regular dividend rate on STRC Stock to be viewed as reasonably expected to decline, which could result in adverse consequences to holders of STRC Stock. See “—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our Preferred Stock” above. If we reduce the monthly regular dividend rate per annum to the minimum dividend rate of the monthly SOFR per annum, and the monthly SOFR per annum thereafter increases, we will have no obligation to increase the monthly regular dividend rate per annum to the new monthly SOFR per annum. Moreover, SOFR has a limited history, and its future performance cannot be predicted.
Despite our current intention, which is to adjust the monthly regular dividend rate per annum in such a manner as we believe will maintain STRC Stock’s trading price at or close to its stated amount of $100 per share, since we are permitted to exercise our right to adjust the monthly regular dividend rate per annum for any reason, the trading price of STRC Stock could be significantly volatile. For example, we could choose to adjust the monthly regular dividend rate per annum for reasons not directly related to the fair market value of our bitcoin holdings, the credit spreads on our other debt and preferred stock instruments, or the interest rate environment. Accordingly, the trading profile of our STRC Stock could be significantly different than that of our other securities or other securities with variable dividend or interest rate features.

Increased volatility could harm investors by, for example, causing wide fluctuations in the implied yield of the STRC Stock and otherwise increasing the uncertainty regarding the price at which investors may resell their STRC Stock, if at all.
Certain provisions of STRC Stock are intended to protect investors in the event we fail to declare and pay regular dividends on STRC Stock. These provisions include restrictions on our ability to make payments on, or engage in certain other transactions relating to, other classes of our capital stock that rank junior to, or on parity with, STRC Stock. Our ability to reduce the monthly regular dividend rate per annum could cause these provisions to be inadequate to protect investors. For example, we could reduce the monthly regular dividend rate per annum to a sufficiently low rate that permits us to pay all accumulated regular dividends and avoid invoking the protective measures of these provisions.
We may be unsuccessful in achieving, or may abandon, our current intention of adjusting the regular dividend rate on our STRC Stock in such a manner as we believe (in our sole and absolute judgment) would be designed to cause STRC Stock to trade at prices, or otherwise have a value, near its stated amount of $100 per share
Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the monthly regular dividend rate per annum on our STRC Stock in such a manner as we believe will maintain STRC Stock’s trading price at or close to its stated amount of $100 per share. However, we have no obligation to do so, and even if we attempt to achieve our current stated intent, any adjustments we make to the monthly regular dividend rate per annum, or any other actions we take, may fail to achieve or maintain the trading price or value of STRC Stock near $100 per share. For example, if STRC Stock is trading at a price per share above $100 and we reduce the monthly regular dividend rate per annum with the goal of decreasing the trading price per share of STRC Stock to $100, such reduction may cause the trading price of STRC Stock to decrease by a greater amount than we anticipate, such that the trading price per share of STRC Stock may decrease below $100. Similarity, if STRC Stock is trading at a price per share below $100 and we increase the monthly regular dividend rate per annum with the goal of increasing the trading price per share of STRC Stock to $100, such increase may cause the trading price of STRC Stock to increase by a lesser amount than we anticipate, such that the trading price per share of STRC Stock may remain below $100.
Further, for any additional shares of STRC Stock that we issue under the ATM of STRC Stock, our current intention (which is subject to change in our sole and absolute discretion) is to issue any such shares of STRC Stock at a price per share not less than $99 or more than $101. However, we may issue any additional shares of STRC Stock at any price we choose.
Like any other security, the trading price or value of STRC Stock will depend on a wide range of factors, including those described elsewhere in Part I, Item IA "Risk Factors" of this Annual Report, many of which are beyond our control. While we expect that the dividend rate on STRC Stock will directly impact its trading price or value, there are many other factors that could have equal or more significant impacts. Any adjustment we make to the monthly regular dividend rate per annum of STRC Stock that is designed to achieve a specified trading price or value will, necessarily, be based on assumptions regarding those other factors. These assumptions will always be inaccurate or incomplete to some degree, and potentially to a material extent. Moreover, even if such an adjustment initially achieves a specified trading price or value, the trading price or value may fluctuate significantly throughout the relevant regular dividend period before we have an opportunity to adjust the monthly regular dividend rate per annum for the next regular dividend period.
Importantly, the mere existence of our right to unilaterally adjust the monthly regular dividend rate per annum will impact the trading price and value of STRC Stock. Specifically, we expect the trading price of STRC Stock at any time to reflect the market’s expectations at that time regarding how we will exercise this right in the foreseeable future. Comments we make regarding our intentions regarding the adjustment of the monthly regular dividend rate per annum could also impact the trading price and value of STRC Stock. Modeling the impact of market expectations on the trading price of STRC Stock may be impossible. For example, if we increase, or announce an intention to increase, the monthly regular dividend rate per annum, then the trading price of STRC Stock may in fact decrease if the market expected us to make a larger increase.
From time to time, we may publicly disclose our expected policies regarding adjustments to the monthly regular dividend rate per annum of STRC Stock. These disclosures may include specific numerical frameworks setting forth the amount of any change to the monthly regular dividend rate per annum that we intend to make based on the trading price of STRC Stock or other metrics. In all cases, these disclosures refer only to our current intent as of the time of the applicable disclosure; they are neither a guarantee that STRC Stock will trade at a specified price in response to any changes to the monthly regular dividend rate per annum, nor a guarantee that we will make any specific adjustment to the monthly regular dividend rate per annum. Moreover, we are free to abandon our stated intent, as described above, or any policies or frameworks that we may subsequently disclose publicly, at any time in our sole and absolute discretion and without the consent of any preferred stockholder. See “—Our right to unilaterally reduce the regular dividend rate of STRC Stock could cause STRC Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of STRC Stock to decrease, and could otherwise significantly harm investors” above.

Currency exchange rate fluctuations and Euro-related risks may adversely affect our ability to pay regular dividends on, and the value of, the STRE Stock
Subject to a limited exception (described in the certificate of designations of the STRE Stock), dividends and other payments on the STRE Stock, including any liquidation preference, will be made in Euros. We do not hold an “EUR Reserve” similar to our USD Reserve to pay dividends on the STRE Stock. Because we expect to convert U.S. dollar cash balances into Euros to make such payments, our ability to pay dividends on the STRE Stock depends on prevailing currency exchange rates, which have historically been volatile. An appreciation of the Euro against the U.S. dollar could significantly increase the cost of making payments on the STRE Stock and may limit our ability to declare and pay dividends in full.
In addition, if the Euro is unavailable to us due to the imposition of exchange controls or other circumstances beyond our control or ceases to be used by member states of the European Monetary Union that have adopted the Euro as their currency or for the settlement of transactions by public institutions of or within the international banking community, then all payments in respect of the STRE Stock will be made in U.S. dollars until the Euro is again available to us or so used. In such circumstances, amounts payable on the STRE Stock in Euros will be converted into U.S. Dollars on the basis of the then most recently available market exchange rate. Such rate may be materially less favorable than the rate in effect at the time the STRE Stock was issued or as would be determined by applicable law.
Further, investors whose functional currency is not the Euro are exposed to factors beyond our control which could reduce such investors’ returns or result in losses, including exchange rate fluctuations, foreign exchange controls, and related economic, financial, and political risks.
These risks could materially adversely affect the value of the STRE Stock, and investors may lose a significant portion of their investment.
Because the STRE Stock is held by or on behalf of Euroclear and Clearstream in book-entry form, holders of the STRE Stock must rely on their procedures for transfer, payment and communication with the issuer and to exercise their rights and remedies
The STRE Stock was issued in the form of one or more “global certificates” deposited with, or on behalf of a common depositary, and registered in the name of a nominee of the common depositary, for, and in respect of interests held through Euroclear and Clearstream (which we refer to collectively as the “ICSDs”). Beneficial interests in shares represented by global certificates are shown on, and transfers of global certificates are effected only through, the records maintained by the ICSDs. Except in limited circumstances, we do not issue physical certificates representing the STRE Stock.
Accordingly, beneficial owners of the STRE Stock may not be considered holders of record. Instead, the nominee of the common depositary for Euroclear and Clearstream will be the sole holder of record for beneficial interests in shares represented by global certificates. Payments of cash dividends and other cash amounts on global certificates will be made to the paying agent, who will remit the payments to Euroclear and Clearstream for distribution to their accountholders.
Furthermore, owners of beneficial interests in shares represented by global certificates will not have the direct right to act on our solicitations for consents or requests for waivers or other actions from holders of the STRE Stock. Such owners may act only through proxies from Euroclear and Clearstream or, if applicable, a Euroclear or Clearstream participant. Such proxy procedures may not be sufficient to enable owners of beneficial interests in shares represented by global certificates to exercise voting rights on a timely basis.
In addition, pursuant to SEC rules and regulations, Euroclear and Clearstream do not provide settlement services to any direct participant in the ICSDs having a U.S. residence, including, without limitation, U.S. banks, SEC- registered broker-dealer (even if such broker-dealer does not have a U.S. residence), and foreign branches of U.S. banks or U.S. registered broker-dealers. This restriction may limit the ability of certain investors to hold or transfer STRE Stock unless they can access a non-U.S. custody provider, which may have a negative impact on trading activity and limit liquidity in the STRE Stock.
The limited trading market for STRE Stock listed on the Luxembourg Stock Exchange’s Euro MTF may adversely affect its liquidity and trading price
STRE Stock is admitted to trading on the Luxembourg Stock Exchange’s Euro MTF, an exchange with limited trading volumes in equity securities compared to our other securities listed on Nasdaq. As a result, there is reduced liquidity and less extensive and timely price information available for investors transacting on the Euro MTF. As a result, the trading price of STRE Stock may deviate meaningfully from the prices at which other similar equity securities trade on Nasdaq or from the prices implied by broader market conditions.

Future sales or other dilution of our class A common stock, including other equity-related securities, could dilute our existing stockholders or otherwise depress the market price of our class A common stock and the value of our STRK Stock
Future sales of our class A common stock in the public market, or the perception that such sales could occur, or the issuance of class A common stock upon the conversion of our STRK Stock could negatively impact the market price of our class A common stock, and, accordingly, the value of our STRK Stock. The terms of our Preferred Stock do not restrict our ability to issue additional STRK Stock, class A common stock or other equity-related securities in the future. Future sales or issuances of class A common stock, STRK Stock or other equity-related securities could be dilutive to holders of our class A common stock and STRK Stock and could adversely affect their voting and other rights and economic interests. If we issue additional shares of our STRK Stock, shares of class A common stock (including as payment for regular dividends on our STRK Stock), or other equity-related securities, the price of our class A common stock and the value of our STRK Stock may decline. We cannot predict the size of future issuances of our class A common stock or other securities or the effect, if any, that the issuance of our STRK Stock, and future sales and issuances of our class A common stock and other securities would have on the market price of our class A common stock and the value of our STRK Stock.
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
•certain stock dividends, splits and combinations;
•the issuance of certain rights, options or warrants to holders of our class A common stock;
•certain distributions of assets, debt securities, capital stock or other property to holders of our class A common stock;
•cash dividends on our class A common stock; and
•certain tender or exchange offers.
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
Holders of STRD Stock may not receive dividends on STRD Stock, which are discretionary and non-cumulative
Dividends on STRD Stock are discretionary and not cumulative. If our board of directors or any duly authorized committee thereof does not declare a dividend on STRD Stock in respect of a dividend period, then no dividend will be deemed to have accrued for such dividend period, be payable on the applicable dividend payment date or be cumulative, and we will have no obligation to pay any dividend for that dividend period, whether or not our board of directors or any duly authorized committee thereof declares a dividend on STRD Stock, any other series of our Preferred Stock or our common stock for any future dividend period. Accordingly, holders of STRD Stock may not receive dividends on STRD Stock.
Risks Related to Our Outstanding and Potential Future Indebtedness
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities
As of December 31, 2025, we had $8.25 billion in aggregate indebtedness, consisting of $1.0 billion aggregate principal amount of 0.625% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”), $3.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”), $800.0 million aggregate principal amount of 0.625% Convertible Senior Notes due 2030 (the “2030A Convertible Notes”), $2.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030B Convertible Notes”), $603.7 million aggregate principal amount of 0.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”), $800.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2032 (the “2032 Convertible Notes” and, together with the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2030B Convertible Notes and 2031 Convertible Notes, the "Convertible Notes"), and $40.3 million of other long-term indebtedness. As of December 31, 2025, our annual contractual interest expense relating to our Convertible Notes was $36.2 million.
Our substantial indebtedness and interest expense could have important consequences to us, including:
•limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for acquisition of additional bitcoin, working capital, research and development, expanding our infrastructure, capital expenditures, and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest on and/or service our debt;

•limiting our ability to obtain additional financing in the future for acquisition of additional bitcoin, working capital, capital expenditures, debt service, acquisitions, execution of our strategy, and other expenses or investments planned by us;
•limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business, and our industry;
•increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;
•placing us at a competitive disadvantage as compared to our competitors that are less leveraged; and
•limiting our ability, or increasing the costs, to refinance indebtedness.
We may be unable to service our indebtedness, which could cause us to default on our debt obligations and could force us into bankruptcy or liquidation
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which is influenced, in part, by general economic, financial, competitive, legislative, regulatory, counterparty business, and other risks that are beyond our control, including the availability of financing in the U.S. banking and capital markets. If our cash flows and capital resources, including our USD Reserve, are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, including our bitcoin, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to refinance our indebtedness, or to fund our other liquidity needs. Even if refinancing indebtedness is available, any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, our bitcoin strategy anticipates that we may issue additional debt in future periods to finance additional purchases of bitcoin, but if we are unable to generate sufficient cash flow to service our debt and make necessary capital expenditures, we may be required to sell bitcoin. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or our financial covenants, which could cause us to default on our debt obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.
Upon the occurrence of an event of default under any of our indebtedness, the holders of the defaulted indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. Any of these events could in turn result in cross-defaults under our other indebtedness. We may not have sufficient funds available to pay the amounts due upon any such default, particularly in the event that there has been a decrease in the fair market value of our bitcoin holdings, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all. Any financing that we may undertake under such circumstances could result in substantial dilution of our existing stockholders, and in the absence of being able to obtain such financing, we could be forced into bankruptcy or liquidation.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes for cash upon a fundamental change or to repurchase the 2028 Convertible Notes on September 15, 2027, the 2029 Convertible Notes on June 1, 2028, the 2030A Convertible Notes or the 2031 Convertible Notes on September 15, 2028, the 2030B Convertible Notes on March 1, 2028, or the 2032 Convertible Notes on June 15, 2029, and any future debt may contain limitations on our ability to engage in cash-settled conversions or repurchases of Convertible Notes
In connection with any conversion of the Convertible Notes, unless we elect (or have previously irrevocably elected) to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, any future debt may contain limitations on our ability to (i) pay cash upon conversion or redemption of the Convertible Notes, which may require us to elect to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), or (ii) sell certain bitcoin to generate cash that can be used to make such cash payments.
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
In addition, holders of Convertible Notes have the right to require us to repurchase all or a portion of their notes on the following dates with respect to the following Convertible Notes: September 15, 2027 (2028 Convertible Notes), June 1, 2028 (2029 Convertible Notes), September 15, 2028 (2030A Convertible Notes and 2031 Convertible Notes), March 1, 2028 (2030B Convertible Notes), and June 15, 2029 (2032 Convertible Notes), in each case, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.
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
Despite our current level of indebtedness, we may incur substantially more indebtedness and enter into other transactions in the future which could further exacerbate the risks related to our indebtedness
Our bitcoin strategy includes acquiring bitcoin using proceeds from equity and debt financings and, if available, cash flows from operations. As such, despite our current level of indebtedness, we may incur substantially more indebtedness, and we may enter into other transactions in the future. Even if we were to enter into debt or other arrangements that contain restrictions on our ability to incur additional indebtedness, these restrictions may be subject to a number of qualifications and exceptions that would allow us to incur significant additional indebtedness. To the extent we incur additional indebtedness or other obligations, the risks described herein with respect to our indebtedness may increase significantly.
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
We administer our cybersecurity risk management framework separately from our other risk management systems and processes, under the oversight of the audit committee of our board of directors and senior management. Strategy's management, including our CTO and CISO, provides the audit committee with regular updates on cybersecurity outreach, education, efforts, priorities and initiatives, as well as cybersecurity incidents and emerging threats. The audit committee actively engages with management on the development and implementation of cybersecurity policies and practices, offering insights and guidance. Additionally, board members with significant experience in software technology, such as Michael J. Saylor, our Executive Chairman and Chairman of the Board, with over 30 years of software industry experience, and Phong Le, our President and Chief Executive Officer, contribute their expertise to our cybersecurity risk management.
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
Item 2.    Properties
As of December 31, 2025, we leased approximately 190,000 square feet of office space at a location in Northern Virginia that serves as our corporate headquarters. This lease provides for certain tenant allowances and incentives and will expire in December 2030.
In addition, we utilize offices in U.S. and foreign locations for our services and support, sales and marketing, research and development, and administrative personnel. As of December 31, 2025, we utilized approximately 20,000 square feet of office and other space in the United States, in addition to our corporate headquarters, and approximately 87,000 square feet of office space in various foreign locations.
Item 3.    Legal Proceedings
For information regarding material pending legal proceedings in which we are involved, see “Commitments and Contingencies – Shareholder Action” in Note 9 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report, which is incorporated herein by reference.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock is traded on the Nasdaq Global Select Market under the symbol “MSTR.” There is no established public trading market for our class B common stock. As of February 13, 2026, there were approximately 762 stockholders of record of our class A common stock and two stockholders of record of our class B common stock.
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
Our Preferred Stock accumulate dividends as follows:
•STRF Stock: cumulative dividends at a rate of 10.00% per annum on the stated amount thereof;
•STRC Stock: cumulative dividends at a variable rate (currently 11.25%) per annum on the stated amount thereof;
•STRE Stock: cumulative dividends at a rate of 10.00% per annum on the stated amount thereof;
•STRK Stock: cumulative dividends at a rate of 8.00% per annum on the liquidation preference thereof (see "Commitments and Contingencies - Shareholder Action" in Note 9 and Note 12, "Redeemable Preferred Stock" to the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report); and
•STRD Stock: non-cumulative dividends at a rate of 10.00% per annum on the stated amount thereof.
Dividends on our Preferred Stock are payable when, as and if declared by our board of directors, out of funds legally available for their payment:
•in the case of STRF Stock, STRE Stock, STRK Stock, and STRD Stock, quarterly in arrears on March 31, June 30, September 30 and December 31 of each year; and
•in the case of STRC Stock, monthly in arrears.
Dividends on our STRF Stock, STRC Stock, STRE Stock, and STRD Stock are payable in cash. Dividends on our STRK Stock are payable, at our election, in cash, shares of our class A common stock or a combination of both.
We expect to fund any dividends paid in cash on our Preferred Stock primarily through proceeds from sales of our class A common stock under our ATM. We may also fund such dividends using cash held in our USD Reserve or through additional capital raising activities, including, but not limited to, ATMs of our STRC Stock, STRK Stock, or STRD Stock, as applicable, or other equity or debt financings. Refer to Note 12, Redeemable Preferred Stock, to the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report and the “Liquidity and Capital Resources” section under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding Preferred Stock, including such dividends.
During the three months ended December 31, 2025, the Company settled $2,000 in aggregate principal amount of the 2031 Convertible Notes as a result of certain holders electing to convert such notes by issuing class A common stock. Eight shares of class A common stock were issued (together with a nominal amount of cash in lieu of fraction shares) in respect of all such conversions during the three months ended December 31, 2025. The shares of class A common stock issued upon conversion of each of the 2031 Convertible Notes were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act.
Performance Graph
The following graph compares the cumulative total stockholder return on our class A common stock from December 31, 2020 (the last trading day before the beginning of our fifth preceding fiscal year) to December 31, 2025 (the last trading day of the fiscal year ended December 31, 2025) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Composite Index”) and (ii) the Nasdaq Computer Index. The graph assumes the investment of $100.00 on December 31, 2020 in our class A common stock, the Nasdaq Composite Index, and the Nasdaq Computer Index, and assumes that any dividends on our class A common stock are reinvested. Measurement points are December 31, 2020, December 31, 2021, December 31, 2022, December 30, 2023, December 29, 2024, and December 31, 2025.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
$1,000.00
$750.00
$500.00
$250.00
$0.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Strategy Inc
NASDAQ Composite Index
NASDAQ Computer Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Strategy Inc	$100.00	$140.12	$36.43	$162.50	$745.01	$390.82
Nasdaq Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Nasdaq Computer Index	$100.00	$137.86	$88.54	$147.39	$200.98	$258.44
NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.
NOTE: Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our consolidated financial statements and related notes that are included elsewhere in this Annual Report. In addition to historical financial information, this discussion and analysis contains forward-looking statements that are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. See the section of this Annual Report entitled “Forward Looking Information and Risk Factor Summary.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Part I. Item 1A. Risk Factors” or elsewhere in this Annual Report.
10-for-1 stock split
On August 7, 2024, we completed a 10-for-1 stock split of our class A and class B common stock. See Note 2(a), Summary of Significant Accounting Policies – Basis of Presentation, to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report, for further information. As a result of the stock split, all applicable share and per share information presented within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been retroactively adjusted to reflect the stock split for all periods presented.
Management’s Discussion and Analysis for the Year Ended December 31, 2023
Management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023, including comparison of our results for the years ended December 31, 2024 and 2023, is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Business Overview
Strategy is the world's first and largest Bitcoin Treasury Company. We pursue financial innovation strategies designed to generate value from our bitcoin holdings, including by developing and issuing novel fixed-income instruments that provide investors varying degrees of economic exposure to bitcoin. In addition, we are an industry leader in AI-powered enterprise analytics software, advancing our vision of Intelligence Everywhere™. We believe our combination of active bitcoin-focused capital management and a scaled operating software business positions us for long-term value creation across both digital asset and enterprise analytics markets.
Bitcoin Strategy
We believe that bitcoin is a financial and technological innovation that represents a compelling long-term treasury reserve asset due to its scarcity, durability, and global liquidity. Through our bitcoin treasury operations, we execute on our bitcoin acquisitions, capital management and capital markets strategies, which are designed to enable us to accumulate bitcoin in a manner we believe to be accretive to our shareholders in the long term and to generate value from our bitcoin holdings.
We announced our first acquisition of bitcoin in August 2020. In September 2020, our board of directors adopted a Treasury Reserve Policy, under which our treasury reserve assets consist of:
•Cash Assets in excess of working capital requirements; and
•bitcoin, which serves as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.
In the first quarter of 2021, we adopted, in addition to and in conjunction with our Treasury Reserve Policy, a corporate strategy of acquiring and holding bitcoin, including with the proceeds of capital raising transactions. Our capital markets strategy generally involves issuing Class A common stock and preferred securities through ATMs when we deem advantageous. Prior to 2025, we primarily relied on proceeds from sales of class A common stock and senior convertible notes to purchase bitcoin. We also previously purchased bitcoin using cash flow from operations, and borrowings under senior secured notes and a collateralized term loan.
In 2025, we structured and issued five classes of Preferred Stock instruments, which provide differentiated indirect economic exposure to our class A common stock and bitcoin holdings, which we collectively refer to as “digital credit.”
In December 2025, as part of our capital management strategy, we established the USD Reserve to support the payment of dividends on our preferred stock and interest on our outstanding indebtedness. As of February 13, 2026, the balance of the USD Reserve was $2.25 billion, held in cash and cash equivalents. We may, in our sole and absolute discretion, increase, reduce, eliminate, adjust, or reallocate amounts designated as part of the USD Reserve from time to time based on market conditions, liquidity needs, risk considerations, and other factors. To optimize our cash management, we may also deploy assets designated as part of the USD Reserve into USD-denominated and/or USD-referenced assets, including instruments that do not constitute cash or cash equivalents.
We evaluate our bitcoin strategy on an ongoing basis in light of market conditions, our capital structure, our contractual obligations, and our anticipated operating needs for cash resources.
We intend for our bitcoin strategy to remain adaptable. While our bitcoin strategy today includes developing and issuing novel “digital credit” instruments, we regularly evaluate other potential financial innovation opportunities that complement our bitcoin strategy. These opportunities may include, among others, additional financing structures and strategies intended to generate income streams or otherwise generate funds using our bitcoin holdings. There can be no assurance that any such opportunities will be available on attractive terms, or at all, or that we will pursue or successfully implement any particular strategy.
We are not registered as an investment company under the Investment Company Act of 1940, as amended, and stockholders do not have the protections associated with ownership of shares in a registered investment company, nor the protections afforded by the Commodity Exchange Act of 1936.
Enterprise Analytics Software Strategy
Strategy is a pioneer in AI-powered solutions delivering a comprehensive portfolio of software and services that addresses a wide spectrum of enterprise data challenges. We provide solutions designed to transform complex, fragmented data environments into unified, reliable ecosystems that drive insight and action across organizations worldwide. Our vision is to drive growth and competitive advantage for our customers by delivering Intelligence Everywhere™.
Strategy One™, our cloud-native analytics platform, is used by enterprises across a wide range of industries to deliver business intelligence and analytics solutions. It delivers visualization, reporting, and embedded analytics capabilities across retail, banking, technology, manufacturing, insurance, consulting, healthcare, telecommunications, and the public sector. Complementing this, Strategy Mosaic™ is a universal data layer that enables organizations to achieve a single source of truth across their data. It provides enterprises with consistent definitions and governance across data sources, regardless of where that data resides or which tools access it. AI-powered data modeling hastens data product creation, while Mosaic’s intelligent architecture promotes accelerated performance for all workloads.
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
Bitcoin Activity and Holdings
Bitcoin Acquisition Activity
The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, bitcoin sales (if any), unrealized loss (gain) on digital assets, digital asset impairment losses, and cumulative effect adjustments within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Impairment Losses (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at December 31, 2023		$5,895,489	$(2,269,013)	$3,626,476	189,150	$31,168
Digital asset purchases	(a)	22,072,759		22,072,759	258,320	85,447
Digital asset impairment losses			(1,789,862)	(1,789,862)
Balance at December 31, 2024 (before adoption of ASU 2023-08)		$27,968,248	$(4,058,875)	$23,909,373	447,470	$62,503
Cumulative effect upon adoption of ASU 2023-08			4,058,875	17,881,048
Balance immediately following adoption of ASU 2023-08		$27,968,248	n/a	$41,790,421	447,470	$62,503
Digital asset purchases	(b)	22,467,083	n/a	22,467,083	225,030	99,840
Unrealized loss on digital assets			n/a	(5,403,476)
Balance at December 31, 2025		$50,435,331	n/a	$58,854,028	672,500	$74,997
(a)During 2024, we purchased bitcoin using $16.33 billion of the net proceeds from our sale of class A common stock under our ATMs, $2.97 billion of the net proceeds from our issuance of the 2029 Convertible Notes, $782.0 million of the net proceeds from our issuance of the 2030A Convertible Notes, $756.0 million of the net proceeds from our issuance of the 2032 Convertible Notes, $592.3 million of the net proceeds from our issuance of the 2031 Convertible Notes, $458.2 million of the net proceeds from our issuance of the 2028 Convertible Notes, and $179.7 million of Excess Cash.
(b)During 2025, we purchased bitcoin using $1.99 billion of the net proceeds from our issuance of the 2030B Convertible Notes, $1.18 billion of the net proceeds from the sale of STRF Stock under its initial public offering and our ATMs, $2.63 billion of the net proceeds from the sale of STRC Stock under its initial public offering and our ATMs, $699.0 million of the net proceeds from the sale of STRE Stock under its initial public offering, $1.22 billion of the net proceeds from the sale of STRK Stock under its initial public offering and our ATMs, $1.16 billion of the net proceeds from the sale of STRD Stock under its initial public offering and our ATMs, and $13.59 billion of the net proceeds from the sale of class A common stock under our ATMs.
"Excess Cash" refers to cash in excess of the minimum Cash Assets that we are required to hold under our Treasury Reserve Policy, which may include cash generated by operating activities and cash from the proceeds of financing activities.
Our unrealized loss on digital assets for the year ended December 31, 2025 amounted to $5.40 billion partially offset by $1.55 billion in deferred tax benefit, respectively. See “Results of Operations – Bitcoin Impacts” for additional information.
Bitcoin Holdings The following table shows the approximate number of bitcoins held at the end of each respective period, as well as fair market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices of one bitcoin on the Coinbase exchange (our principal market for bitcoin) for each respective year, as further defined below:

	Approximate Number of Bitcoins Held at End of Year	Lowest Market Price Per Bitcoin During Year (a)	Market Value of Bitcoin Held at End of Year Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Year (c)	Market Value of Bitcoin Held at End of Year Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Year (e)	Market Value of Bitcoin Held at End of Year Using Ending Market Price (in thousands) (f)
December 31, 2023	189,150	$16,490	$3,119,084	$45,000	$8,511,750	$42,531	$8,044,816
December 31, 2024	447,470	$38,501	$17,228,042	$108,389	$48,500,772	$93,390	$41,789,317
December 31, 2025	672,500	$74,421	$50,047,916	$126,296	$84,934,064	$87,515	$58,854,028
(a)The "Lowest Market Price Per Bitcoin During Year" represents the lowest market price for one bitcoin reported on the Coinbase exchange during the respective period, without regard to when we purchased any of our bitcoin.
(b)The "Market Value of Bitcoin Held at End of Year Using Lowest Market Price" represents a mathematical calculation consisting of the lowest market price for one bitcoin reported on the Coinbase exchange during the respective period multiplied by the number of bitcoins we held at the end of the applicable period.
(c)The "Highest Market Price Per Bitcoin During Year" represents the highest market price for one bitcoin reported on the Coinbase exchange during the respective period, without regard to when we purchased any of our bitcoin.
(d)The "Market Value of Bitcoin Held at End of Year Using Highest Market Price" represents a mathematical calculation consisting of the highest market price for one bitcoin reported on the Coinbase exchange during the respective period multiplied by the number of bitcoins we held at the end of the applicable period.
(e)The "Market Price Per Bitcoin at End of Year" represents the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective period.
(f)The "Market Value of Bitcoin Held at End of Year Using Ending Market Price" represents a mathematical calculation consisting of the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective period multiplied by the number of bitcoins we held at the end of the applicable period.
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
As of February 13, 2026, we held approximately 717,131 bitcoins, all of which were unencumbered, and which had an aggregate fair market value of $49.3 billion as of February 13, 2026 (based on the market price of $68,734 of one bitcoin as reported on the Coinbase exchange as of February 13, 2026, 4:00 p.m. Eastern Time).
Capital Markets Activity
Equity Offerings
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
The following table sets forth total shares sold and total net proceeds received from shares sold under our initial public and at-the-market offerings for the periods indicated:

	Year Ended December 31,
Number of shares sold:	2025	2024
STRF Stock	12,839,689	n/a
STRC Stock	29,587,063	n/a
STRE Stock	7,750,000	n/a
STRK Stock	13,981,948	n/a
STRD Stock	14,024,221	n/a
Class A common stock	57,331,466	52,308,512

Net proceeds received from shares sold (in thousands): (1)
STRF Stock	$1,191,128	n/a
STRC Stock	2,631,281	n/a
STRE Stock	707,069	n/a
STRK Stock	1,226,553	n/a
STRD Stock	1,163,483	n/a
Class A common stock	16,247,607	$16,329,857
Total	$23,167,121	$16,329,857
(1)Includes shares sold and net proceeds received from shares sold under our initial public offerings of our Preferred Stock and ATMs of our class A common stock and Preferred Stock, as applicable, for the periods indicated. See Note 12, Redeemable Preferred Stock, to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for additional information on the initial public offerings of our Preferred Stock.

The following table sets forth total shares sold and total net proceeds (net of sales commissions and expenses) received from shares sold under our ATMs for the periods indicated:

	Year Ended December 31,
Number of shares sold pursuant to at-the-market offerings:	2025	2024
STRF Stock ATMs	4,339,689	n/a
STRC Stock ATMs	1,575,952	n/a
STRK Stock ATMs	6,681,948	n/a
STRD Stock ATMs	2,259,521	n/a
Class A common stock ATMs	57,331,466	52,308,512

Net proceeds received from shares sold pursuant to at-the-market offerings (in thousands):
STRF Stock ATMs	$479,674	n/a
STRC Stock ATMs	157,221	n/a
STRK Stock ATMs	663,349	n/a
STRD Stock ATMs	183,998	n/a
Class A common stock ATMs	16,247,607	$16,329,857
Total	$17,731,849	$16,329,857
See Note 12, Redeemable Preferred Stock and Note 14, At-the-Market Offerings, to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for additional information.
Debt Offerings
The following table sets forth the aggregate net proceeds (in thousands) from issuances of our Convertible Notes for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net proceeds (in thousands)
2028 Convertible Notes	$—	$997,375
2029 Convertible Notes	—	2,974,250
2030A Convertible Notes	—	782,000
2030B Convertible Notes	1,984,852	—
2031 Convertible Notes	—	592,567
2032 Convertible Notes	—	786,000
Total net proceeds	$1,984,852	$6,132,192
In addition, in June 2025, we entered into a loan agreement that provides for aggregate borrowings of up to $31.1 million, available in multiple tranches, and bearing interest, with respect to each tranche, at a variable rate equal to the one-year Secured Overnight Financing Rate plus 4.24%. The loan will mature in December 2026. As of December 31, 2025, the loan had a net carrying value of $30.8 million, and an outstanding principal balance of $31.1 million.
For additional information on our Convertible Notes, see Note 8, Long-term Debt, to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.
Bitcoin KPIs
We seek to increase BPS (defined below) by growing our bitcoin holdings faster than Assumed Diluted Shares Outstanding (defined below) through a combination of bitcoin acquisitions and disciplined use of equity and credit markets. To assess achievement of this strategy, we monitor and review the following Key Performance Indicators ("KPIs"):
•Bitcoin Per Share (in Sats) ("BPS") is a KPI that represents the ratio between our bitcoin holdings and Assumed Diluted Shares Outstanding, expressed in terms of "Satoshis" or "Sats", where:
◦“Assumed Diluted Shares Outstanding” refers to the aggregate of our Basic Shares Outstanding as of the dates presented plus all additional shares that would result from the assumed conversion of all outstanding convertible notes and convertible preferred stock, exercise of all outstanding stock option awards, and settlement of all outstanding restricted stock units and performance stock units as of such dates. Assumed Diluted Shares Outstanding is not calculated using the treasury method, incorporates approximate forfeitures of awards in the current period which may be subject to future adjustment and does not take into account any vesting conditions (in the case of equity awards), the exercise price of any stock option awards or any contractual conditions limiting convertibility of convertible debt instruments.
◦“Basic Shares Outstanding” reflects the actual class A common stock and class B common stock outstanding as of the dates presented. For purposes of this calculation, outstanding shares of such stock are deemed to include shares, if any, that (A) were sold under ATMs, or (B) were to be issued pursuant to (i) options that had been exercised, (ii) restricted stock units that have vested or (iii) conversion requests received with respect to convertible securities, but which in each case were pending issuance as of the dates presented.
◦A “Satoshi” or a “Sat” is one one-hundred-millionth of one bitcoin, currently the smallest indivisible unit of a bitcoin.
•BTC Yield represents the percentage change in BPS from the beginning of a period to the end of the period.
•BTC Gain represents the number of bitcoins held by us at the beginning of a period multiplied by the BTC Yield for the period.
•BTC $ Gain represents the dollar value of the BTC Gain calculated by multiplying the BTC Gain by the market price of bitcoin. For determining BTC $ Gain on a quarter-to-date or year-to-date basis, unless otherwise specified, we use the current market price of bitcoin. For determining BTC $ Gain for a past fiscal year or other past period, we use the market price of bitcoin as of 4:00pm ET as reported on the Coinbase exchange on the last day of the applicable period. We use these market prices of bitcoin for this calculation solely for the purpose of facilitating this illustrative calculation.
The following table presents our bitcoin holdings, our Assumed Diluted Shares Outstanding, our BPS, and the price of bitcoin, each as of December 31, 2025, 2024 and 2023, as well as the changes in each between the periods shown:

	As of December 31, 2025	Change (#)	As of December 31, 2024	Change(#)	As of December 31, 2023
Number of Bitcoin Held	672,500	225,030	447,470	258,320	189,150
Assumed Diluted Shares Outstanding (in thousands)	344,897	63,162	281,735	74,099	207,636
BPS (in Sats)	194,986	36,160	158,826	67,730	91,097
Bitcoin Price ($)	$87,515	$(5,875)	$93,390	$50,859	$42,531
The following tables present our BTC Yield, BTC Gain, and BTC $ Gain for the years ended December 31, 2024 and 2025:

	Year Ended December 31,
	2025	2024	% Change
BTC Yield	22.8%	74.3%	(51.5%)	(1)
BTC Gain	101,873	140,631	(27.6)%
BTC $ Gain (in millions, except percentage)	$8,915	$13,134	(32.1)%
(1)Represents the absolute change between the periods presented.
•BTC Yield: We achieved BTC Yield of 22.8% for the year ended December 31, 2025, as compared to 74.3% in the prior year, primarily due to a decrease in the total number of bitcoin acquired, a change in mix of dilutive versus non-dilutive capital markets activity and an overall increase in dilutive issuances of class A common stock to fund our liquidity needs, including payments of dividends on our Preferred Stock and interest on our Convertible Notes, to establish the USD Reserve, and for other purposes other than the acquisition of bitcoin, compared to the prior year, partially offset by an increase in non-dilutive issuances of preferred stock to purchase bitcoin compared to the prior year.
◦We acquired 225,030 bitcoin (increasing our total holdings to 672,500) during the year ended December 31, 2025, compared to 258,320 bitcoin acquired (increasing our total holdings to 447,470) during the year ended December 31, 2024. Of the approximately $25.15 billion in net proceeds we raised from capital markets activity during the year ended December 31, 2025, approximately $19.46 billion was attributable to issuances under the STRK Stock and class A common stock under our ATMs, the issuance of the 2030B Convertible Notes and the initial public offering of STRK Stock, which resulted in an increase of approximately 63.2 million shares in Assumed Diluted Shares Outstanding (bringing our total Assumed Diluted Shares Outstanding to approximately 344.9 million as of December 31, 2025), while approximately $5.69 billion was attributable to issuances of STRF Stock, STRC Stock, and STRD Stock under our ATMs and the initial public offerings of STRF Stock, STRC Stock STRE Stock, and STRD Stock, which did not increase our Assumed Diluted Shares Outstanding. Further, we used proceeds from the issuance of class A common stock under our ATMs to pay dividends on our Preferred Stock and interest on our Convertible Notes, to establish our USD Reserve and for other general corporate purposes, each of which increased Assumed Diluted Shares Outstanding without a corresponding increase to our bitcoin holdings during the year ended December 31, 2025. See “Liquidity and Capital Resources ” for additional information. While issuances of STRF Stock, STRC Stock, STRE Stock and STRD Stock do not increase our Assumed Diluted Shares Outstanding, these securities, as well as STRK Stock and our Convertible Notes, rank senior to our class A common stock, and would entitle their holders to claims on our assets (including bitcoin) senior to those of holders of our common stock if we were to liquidate; as a result, additional bitcoin acquired using the proceeds from the sale of such instruments may not accrete to common shareholders. In comparison, the $22.5 billion we raised from capital markets activity during the year ended December 31, 2024 was primarily attributable to issuances of class A common stock under our ATMs and of our 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes, which resulted in an increase of approximately 74.1 million shares in Assumed Diluted Shares Outstanding (bringing our total Assumed Diluted Shares Outstanding to approximately 281.7 million Assumed Diluted Shares Outstanding as of December 31, 2024). This was partially offset by our issuances of class A common stock under our ATMs to pay interest on our Convertible Notes and use of approximately $523.9 million of the proceeds from our offering of our 2028 Convertible Notes to repay the principal amount plus accrued and unpaid interest on our 6.125% Senior Secured Notes due 2028, each of which increased our Assumed Diluted Shares Outstanding without a corresponding increase to our bitcoin holdings during the year ended December 31, 2024.
•BTC Gain: We achieved BTC Gain of 101,873 for the year ended December 31, 2025, as compared to 140,631 during the prior year, as applicable, primarily due to a decrease in our BTC Yield for the year ended December 31, 2025, as compared to the prior year, as set forth above, partially offset by an increase in our bitcoin holdings as of the beginning of 2025 compared to the beginning of 2024 (as of December 31, 2023 and 2024, we held 189,150 and 447,470 bitcoin, respectively).
•BTC $ Gain: We achieved BTC $ Gain of approximately $8.92 billion for the year ended December 31, 2025, as compared to approximately $13.13 billion during December 31, 2024, primarily due to an decrease in bitcoin price to $87,515 as of December 31, 2025 from $93,390 as of December 31, 2024, as well as a decrease in BTC Gain compared to the same period in the prior year, as set forth above.
See “Important Information about KPIs” below for additional information about these KPIs, including their purposes and limitations and for the calculation of Assumed Diluted Shares Outstanding.
Factors Impacting Results
We believe the following key factors have previously had, and may continue to have, material impacts to our financial results and liquidity, and our ability to achieve our business objectives:
•Bitcoin:
◦Financial results. Bitcoin is a highly volatile asset that has traded below $65,000 per bitcoin and above $120,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding the date of this Annual Report. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair market value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. Due to the volatility of bitcoin, and our substantial holdings of bitcoin, changes in the fair market value of bitcoin have materially impacted, and we expect will continue to materially impact, our results.
◦Bitcoin risks. Bitcoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding bitcoin does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of bitcoin has historically experienced significant price volatility, and a significant decrease in the price of bitcoin would adversely affect our financial condition and results of operations. Our strategy of acquiring and holding bitcoin also exposes us to counterparty risks with respect to the custody of our bitcoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, we are subject to the risk that, if our private keys with respect to our digital assets are lost or destroyed or other similar circumstances or events occur, we may lose some or all of our digital assets, which could materially adversely affect our financial condition and results of operations.
•Capital management:
◦Source of capital. We rely substantially on the availability of equity and debt capital markets to fund our preferred stock dividend obligations, interest expense, and other financial obligations as well as to maintain the USD Reserve at targeted levels. As such, we are subject to risks relating to the availability of capital to us on favorable terms or at all.
◦Preferred stock dividend obligations. Our outstanding Preferred Stock creates recurring and potentially variable cash obligations that can reduce funds available for operations, product investment, and debt service. In addition, any deferred dividends on certain of our Preferred Stock would accrue and compound, including at increasing rates in the case of STRF Stock, which could increase future cash outlays, while STRC Stock’s board-set variable rate can change monthly, introducing additional uncertainty to our dividend expense.
◦Interest on our USD Reserve. Cash equivalents held in our USD Reserve are generally invested in money market funds and other interest-bearing instruments. Interest income is affected by prevailing market interest rates and may decline in a falling-rate environment or increase in a rising-rate environment. Interest income is also affected by the size of our USD Reserve: to the extent we reduce the USD Reserve or increase it to scale with our interest and dividend obligations, the amount of interest income we earn would generally proportionately decrease or increase, respectively. Variations in interest rates and the size of our USD Reserve could materially impact our financial results.
•Tax:
◦Deferred tax liability. Since adopting ASU 2023-08, we are no longer required to account for our bitcoin under a cost-less-impairment accounting model and we no longer record a deferred tax asset related to bitcoin impairment losses. Instead, we establish a deferred tax liability if the fair market value of bitcoin at the reporting date is greater than the average cost basis of our bitcoin holdings at such reporting date, and any subsequent increases or decreases in the fair market value of bitcoin will increase or decrease the deferred tax liability. As of December 31, 2025, the cost basis of the bitcoin we held was less than its fair value. However, as of the date of this report, the fair market value of our bitcoin is less than the average cost basis of our bitcoin. If the fair market value of our bitcoin as of the end of any future period is below our average cost basis as of the end of the prior period, the deferred tax liability with respect to unrealized gains, if any, would be reversed and a deferred tax asset for the unrealized loss would be recorded and we would be required to establish a valuation allowance against all of our US federal and state deferred tax assets.
◦Legal and regulatory developments.
▪CAMT: On September 30, 2025, the Treasury and the IRS issued the Interim Guidance which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing AFSI for purposes of determining whether it is subject to the 15% CAMT under the IRA. The Treasury and IRS intend to issue revised proposed regulations similar to this Interim Guidance. As previously disclosed, pursuant to the Interim Guidance, we plan to exclude our unrealized gains and losses on our bitcoin holdings from the calculation of our AFSI for purposes of determining whether we are subject to CAMT. As a result, we no longer expect to become subject to CAMT due to unrealized gains on our bitcoin holdings, if any.
▪OBBBA: On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., introducing several changes to corporate taxation. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense, accelerated fixed asset depreciation, and adjustments to the international tax framework. The legislation did not have a material impact to our income tax expense or effective tax rate for the year ended December 31, 2025.
•Software business:
◦On-premise to cloud subscription. During the year ended December 31, 2025, we continued to migrate existing customers from on-premise perpetual licenses to cloud-based subscription offerings. This transition has resulted, and is expected to continue to result, in changes to payment patterns and revenue recognition, with a shift from upfront recognition to ratable recognition over the contract term, which has affected and may continue to affect our reported revenue, operating results, and cash flows. For the year ended December 31, 2025, we experienced growth in cloud subscription services revenue of $68.9 million, partially offset by declines in product license revenue and related product support revenue of $48.5 million in the aggregate. We expect product license revenue and related product support revenue to continue to decline in future periods, as we no longer actively market new perpetual licenses or associated product support offerings.
◦Deferred revenue and advance payments. Deferred revenue and advance payments represent amounts received or due from our customers before we transfer our software or services to the customer. For multi-year service contract arrangements, we generally invoice no more than one year in advance of services and record deferred revenue only for invoiced amounts. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer. The portions of multi-year contracts that will be invoiced in the future are not presented on the Consolidated Balance Sheets in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure below.
See Item 1A., Risk Factors, of Part I of this Annual Report for information regarding the risks relating to our bitcoin holdings and strategy, bitcoin generally, our securities and capital markets activities, our operations, and other important risk factors, the materialization of any of which could materially impact our results and liquidity.
Results of Operations
The following table sets forth certain operating highlights (in thousands) for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024		% Change
Revenues:
Product licenses	$39,674	$48,567		(18.3)%
Subscription services	175,657	106,776		64.5%
Total product licenses and subscription services	215,331	155,343		38.6%
Product support	204,225	243,805		(16.2)%
Other services	57,677	64,308		(10.3)%
Total revenues	477,233	463,456	—	3.0%
Cost of revenues:
Product licenses	3,956	3,060		29.3%
Subscription services	72,956	42,440		71.9%
Total product licenses and subscription services	76,912	45,500		69.0%
Product support	28,592	33,289		(14.1)%
Other services	43,913	50,679		(13.4)%
Total cost of revenues	149,417	129,468		15.4%
Gross profit	327,816	333,988		(1.8)%
Operating expenses:
Sales and marketing	122,956	138,081		(11.0)%
Research and development	93,860	118,486		(20.8)%
General and administrative	151,909	140,537		8.1%
Unrealized loss on digital assets	5,403,476	—		n/a
Digital asset impairment losses	—	1,789,862		n/a
Total operating expenses	5,772,201	2,186,966		NM
Loss from operations	$(5,444,385)	$(1,852,978)		NM
For the results of operations we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (NM).

Unrealized losses associated with digital assets and digital asset impairment losses
The following table sets forth the unrealized losses on our digital assets for the year ended December 31, 2025 and impairment losses on our digital assets for the year ended December 31, 2024 (in thousands):

	Year Ended December 31,		% Change
	2025	2024
Unrealized losses on digital assets	$5,403,476	—	n/a
Digital asset impairment losses	—	$1,789,862	n/a
Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair market value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end.
We recognized an unrealized loss on digital assets of approximately $5.4 billion for the year ended December 31, 2025, primarily due to a decrease in the fair market value of our bitcoin during the year ended December 31, 2025. Due to the volatility of bitcoin, and our substantial holdings of bitcoin, we expect changes in the fair market value of bitcoin to materially impact our results.
We did not sell any of our digital assets during the years ended December 31, 2025 and 2024.
Revenues
•Product licenses revenues. Product license revenues are derived from fees earned for licensing our business intelligence software to customers on a term or perpetual basis, for installation either on-premises or in a customer-managed public cloud environment. Product license revenue is recognized at the point when control to the license is transferred to the customer. Product license revenues decreased by $8.9 million for the year ended December 31, 2025, as compared to the same period in the prior year, primarily due to increased migration to our cloud subscription services offerings.
•Subscription services revenues. Subscription services revenues are derived from our Cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased by $68.9 million for the year ended December 31, 2025 as compared to the same periods in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers.
•Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased by $39.6 million for the year ended December 31, 2025, as compared to the same periods in the prior year, primarily due to existing customers converting from on-premises product licenses with support contracts to our Cloud subscription services offerings and non-renewals of existing support contracts.
•Other services revenues: Other services revenues are derived from providing consulting services and training and education services. Revenue from consulting services and certain education services is recognized over time as the services are delivered, and revenue from annual education subscriptions is recognized on a straight-line basis over the contract period. Other services revenues decreased by $6.6 million for the year ended December 31, 2025, as compared to the same periods in the prior year, primarily due to lower demand for consulting and training services.
Cost of Revenues
•Cost of Revenues. Cost of revenues increased by $19.9 million for the year ended December 31, 2025, as compared to the same period in the prior year, primarily due to a $32.5 million increase in subscription services cost of revenues driven by higher cloud service fees and related infrastructure costs associated with customer environments hosted in our cloud environment, as well as a $1.9 million increase in billable subcontractor expenses. These increases were partially offset by a $16.4 million decrease in personnel-related costs reflecting headcount reductions.
Operating Expenses
•Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, and costs related to office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing expenses decreased by $15.1 million for the year ended December 31, 2025, as compared to the same period in the prior year primarily due to a decrease in personnel costs primarily attributable to a decrease in average staffing levels and forfeiture of certain equity incentive awards, partially offset by an increase in commissions.
•Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. Research and development expenses decreased by $24.6 million for the year ended December 31, 2025, as compared to the same periods in the prior year, primarily due to a decrease in personnel costs primarily attributable to a decrease in average staffing levels and forfeiture of certain equity incentive awards, partially offset by increased cloud-hosting costs used for internal development and testing.
•General and administrative expenses. General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees, and third-party costs associated with our digital asset holdings. General and administrative expenses increased by $11.4 million for the year ended December 31, 2025, as compared to the same period in the prior year, primarily due to higher bitcoin custody fees, advocacy expenses, and public filing costs, partially offset by a reduction in personnel costs and decreased legal fees.
Interest Expense, Net
Interest expense, net, primarily relates to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements, as offset by interest income earned on interest-bearing cash equivalents held in our USD Reserve. The following table sets forth interest expense, net (in thousands) for the periods indicated:

	Year Ended December 31,
	2025	2024
Interest expense, net:
2025 Convertible Notes	$—	$3,865
2027 Convertible Notes	401	4,046
2028 Convertible Notes	10,505	2,939
2029 Convertible Notes	7,279	787
2030A Convertible Notes	8,937	7,241
2030B Convertible Notes	4,263	—
2031 Convertible Notes	7,739	6,063
2032 Convertible Notes	20,696	11,067
2028 Secured Notes	—	23,915
Other interest expense, net	5,148	2,018
Total interest expense, net	$64,968	$61,941
Other (Expense) Income, Net
Other expense, net, of $16.6 million in 2025 was comprised primarily of foreign currency transaction net losses. Other income, net of $3.5 million in 2024 was comprised primarily of foreign currency transaction net gains.
Income Taxes
We recorded a benefit from income taxes of $1.68 billion on a pretax loss of $5.53 billion that resulted in an effective tax rate of 30.4% for the year ended December 31, 2025, as compared to a benefit from income taxes of $767.7 million on a pre-tax loss of $1.93 billion that resulted in an effective tax rate of 39.7% for the year ended December 31, 2024. During the year ended December 31, 2025, our provision for income taxes primarily related to (i) the tax effect of the unrealized loss on digital assets and (ii) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units). During the year ended December 31, 2024, our benefit from income taxes primarily related to (i) a tax benefit from an increase in our deferred tax asset related to the impairment on our bitcoin holdings and (ii) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units).
As of December 31, 2025, we had a valuation allowance of $0.5 million primarily related to our deferred tax assets related to foreign tax credits in certain jurisdiction. As of December 31, 2025, we had deferred tax liabilities with respect to the unrealized gain on our bitcoin holdings of approximately $2.42 billion. Our deferred tax liabilities are partially offset by deferred tax assets, such as net operating losses and capitalized research and development costs. As of December 31, 2025, the cost basis of the bitcoin we held was less than its fair market value. However, as of the date of this report, the cost basis of the bitcoin we hold exceeds its fair market value. If the fair market value of bitcoin declines as of the end of any future period from the end of the prior period, our deferred tax liability with respect to the unrealized gain on our bitcoin holdings will decrease, and we may be required to establish additional valuation allowances against our deferred tax assets. If the fair market value of bitcoin declines to the point where the cost basis of the bitcoin the Company holds exceeds its fair market value, the deferred tax liability with respect to the unrealized gains would be reversed and a deferred tax asset for the unrealized loss would be recorded and we would be required to establish a valuation allowance against all of our US federal and state deferred tax assets. Such increases in valuation allowances could materially and adversely affect net income in periods in which such charges are incurred. We routinely consider actions necessary to preserve or utilize tax attributes. We will continue to regularly assess the realizability of deferred tax assets.
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
Total deferred revenue and advance payments. Total deferred revenue and advance payments increased by $34.6 million as of December 31, 2025, compared to December 31, 2024, primarily due to (i) an increase in deferred subscription services revenue from new subscription service contracts with existing on-premises customer and new customers, partially offset by (ii) a decrease in deferred product support revenue due to on-premises customers converting to subscription services contracts and timing of product support renewals.
Current deferred revenue and advance payments increased by $34.1 million as of December 31, 2025, compared to December 31, 2024. Non-current deferred revenue and advance payments increased by $0.5 million as of December 31, 2025, compared to December 31, 2024.
Remaining performance obligation. Our remaining performance obligation represents contracted future revenue, including deferred revenue, advance payments, and non-cancellable billable amounts that will be invoiced and recognized in future periods. As of December 31, 2025, our remaining performance obligation was $588.0 million of which approximately $344.2 million is expected to be recognized as revenue over the next 12 months. The timing of revenue recognition may vary depending on our satisfaction of related performance obligations, and the amount of deferred revenue, advance payments, and remaining performance obligations at any date may not be indicative of future revenues.
Liquidity and Capital Resources
Liquidity
Principal and Potential Sources of Liquidity
Our principal sources of liquidity include:
•Cash and cash equivalents: Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. As of December 31, 2025 and 2024, the amount of cash and cash equivalents held by our U.S. entities was $2.25 billion and $8.8 million, respectively, and by our non-U.S. entities was $50.0 million and $29.3 million, respectively. We earn a significant amount of our revenues outside the United States. We did not repatriate any foreign earnings and profits during the years ended December 31, 2025 and 2024. Integral to our cash and cash equivalents is our USD Reserve. As of February 13, 2026 and December 31, 2025, the balance of the USD Reserve was $2.25 billion. See “Availability of the USD Reserve” below for additional information.
•Accounts receivable: The primary sources of cash provided by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support services. As of December 31, 2025 and, 2024, our accounts receivable, net of allowance for credit losses was $205.8 million and $181.2 million, respectively. See “Cash Flows” below for a discussion of our accounts receivables.

Our potential sources of liquidity include:
•Bitcoin: As of December 31, 2025 and 2024, we held approximately 672,500 and 447,470 bitcoins, respectively, all of which were unencumbered. As of February 13, 2026, we held approximately 717,131 bitcoins, all of which were unencumbered, and which had an aggregate fair market value of $49.29 billion as of February 13, 2026 (based on the market price of $68,734 of one bitcoin as reported on the Coinbase exchange as of February 13, 2026, 4:00 p.m. Eastern Time). As discussed further below, although we do not anticipate needing to use our bitcoin to meet our liquidity needs in the next twelve months, we believe our substantial bitcoin holdings can serve as a source of liquidity, if necessary. See “Availability of Bitcoin for Liquidity” below.
•ATM Offerings: As of December 31, 2025 and February 13, 2026, we had the following capacities of the following securities available for issuance and sale under our ATM programs (in millions):

	December 31, 2025	February 13, 2026
STRF Stock	$1,619.3	$1,619.3
STRC Stock	$4,042.4	$3,542.8
STRK Stock	$20,335.0	$20,331.6
STRD Stock	$4,014.8	$4,014.8
Class A common stock	$11,502.8	$7,883.7

Short-term and Long-term Liquidity Needs
As of December 31, 2025, our short-term and long-term liquidity needs include the following:
•Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, dividend obligations on our STRK Stock to the extent that we do not pay such dividends in the form of shares of our class A common stock, dividend obligations on our STRF Stock, STRC Stock, and STRE Stock, regular dividends on our STRD Stock, interest payments on our Convertible Notes and contractual obligations due within the next twelve months.
•Long-Term Liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our long-term debt and for payment of dividend obligations on our Preferred Stock. We also have long-term cash requirements for needs related to our operating leases, delivery of our new corporate aircraft, and our various purchase agreements primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations.
For further details regarding certain of our short-term and long-term liquidity needs, see “Contractual and Other Obligations” below.
Maturities and Holder Repurchase Rights.
The Convertible Notes have scheduled maturity dates and become subject to holder put option rights as follows:

Convertible Notes	Outstanding Principal Amount as of December 31, 2025 (in thousands)	Maturity Date	Put Option Date (1)
2028 Convertible Notes	$1,010,000	September 15, 2028	September 15, 2027
2029 Convertible Notes	$3,000,000	December 1, 2029	June 1, 2028
2030A Convertible Notes	$800,000	March 15, 2030	September 15, 2028
2030B Convertible Notes	$2,000,000	March 1, 2030	March 1, 2028
2031 Convertible Notes	$603,659	March 15, 2031	September 15, 2028
2032 Convertible Notes	$800,000	June 15, 2032	June 15, 2029
(1)Holders of the Convertible Notes may require us to repurchase for cash all or a portion of the Convertible Notes at 100% of principal plus accrued and unpaid interest on the dates indicated.
Conversion of Convertible Notes. If the conditional conversion features of the Convertible Notes are triggered and holders of our Convertible Notes elect to convert their Convertible Notes, we may elect to settle the conversions of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Convertible Notes. None of our Convertible Notes are convertible at the option of holders during the three months ending March 31, 2026.
Satisfying Liquidity Needs
We do not expect cash and cash equivalents generated by our software operations to be sufficient to satisfy our short-term or long-term liquidity needs. However, we expect to be able to use cash proceeds from sales of our class A common stock under our ATM, cash we hold in the USD Reserve and cash proceeds from additional equity or debt financings (including, but not limited to, ATMs of our STRC Stock, STRK Stock, or STRD Stock, as applicable) to meet our short-term liquidity needs. Although the establishment of the USD Reserve is intended to reduce the likelihood that we will sell bitcoin to meet our short-term liquidity needs and we do not anticipate needing to use our bitcoin to do so, if and to the extent it should become necessary, we would seek to use proceeds from the sale of our bitcoin to meet such needs. Additionally, we would seek to satisfy our long-term liquidity needs, including our debt and dividend obligations, through various means that we expect to be available to us, such as cash we hold in our USD Reserve, refinancing our debt or generating cash from other sources, which may include proceeds from equity or debt financings or the sale of our bitcoin.
Availability of the USD Reserve for Liquidity
In December 2025, we established the USD Reserve, a management-designated portion of our liquidity intended to support the payment of dividends on our preferred stock and interest on our outstanding indebtedness. As of December 31, 2025, and February 13, 2026, we held $2.25 billion in our USD Reserve, held in cash and cash equivalents. To date, we have funded our USD Reserve by using the proceeds of the sale of class A common stock under our ATM. Our ability to maintain the USD Reserve at target levels is subject to market conditions and other factors outside of our control, including obtaining equity financing in a timely manner, on favorable terms, or at all. See “Risks Related to Our Business in General — A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs” in Part I, Item 1A, “Risk Factors” of this Annual Report for additional information.
The USD Reserve is maintained within our general treasury and cash management framework and is not held in a segregated account or subject to any contractual, board-approved, or other mandate requiring that it be maintained for the payment of dividends or interest, or for any other specified purpose. We may, in our sole and absolute discretion, increase, reduce, eliminate, adjust, or reallocate amounts designated as part of the USD Reserve from time to time based on market conditions, liquidity needs, risk considerations, and other factors. The designation of assets as part of the USD Reserve does not create any lien, security interest, or other priority right in favor of any holder of our securities or indebtedness. To optimize our cash management, we may also deploy assets designated as part of the USD Reserve into USD-denominated and/or USD-referenced assets, including instruments that do not constitute cash or cash equivalents.
Availability of Equity and Debt Financing for Liquidity
Our ability to obtain equity and debt financing is subject to market conditions and other factors outside of our control, and we may not be able to obtain equity or debt financing in a timely manner, on favorable terms, or at all. See “Risks Related to Our Business in General— A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs” in Part I, Item 1A, “Risk Factors” of this Annual Report for additional information.
Our ability to issue preferred stock and obtain debt financing, on terms we consider favorable, or at all, may also be affected in part by our corporate credit rating. On October 27, 2025, S&P Global Ratings assigned us a corporate credit rating of B-. S&P Global Ratings affirmed this rating in December 2025 following our establishment of the USD Reserve. This credit rating is not a recommendation by the rating agency to buy, sell, or hold our securities, is subject to revision or withdrawal at any time by the rating agency and should be evaluated independently of any other credit rating we may receive.
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
Availability of Bitcoin for Liquidity
We do not believe we will need to sell or engage in other transactions with respect to any of our bitcoins within the next twelve months to meet our liquidity needs, although we may from time to time sell or engage in other transactions with respect to our bitcoins as part of treasury management operations, as noted above. The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Risks Related to Our Bitcoin Strategy and Holdings—Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents” in Part I, Item 1A, “Risk Factors” of this Annual Report for additional information.
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
Capital Markets Transactions
Initial Public Offerings of Preferred Stock
We completed five initial public offerings of Preferred Stock during the year ended December 31, 2025. In connection with each offering, we have filed certificates of designations with the Secretary of State of Delaware designating the aggregate shares issued of, and establishing the terms of, each preferred stock instrument:

	Date	Shares Sold	Net Proceeds (millions) (1)
STRF Stock	March 25, 2025	8,500,000	$710.9
STRC Stock	July 29, 2025	28,011,111	$2,473.8
STRE Stock	November 13, 2025	7,750,000	€608.7	(2)
STRK Stock	February 5, 2025	7,300,000	$563.2
STRD Stock	June 10, 2025	11,764,700	$979.5
(1)After deducting the underwriting discounts and commissions and our offering expenses.
(2)Approximately $707.1 million U.S. dollars (based upon the Euro to U.S. dollar exchange rate of €1.00/$1.16).

All net proceeds from these offerings were used for general corporate purposes, including the acquisition of bitcoin and for working capital.
At-the-Market Offerings
As noted above, we sold shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock and class A common stock from time to time pursuant to our ATMs during 2025 and our class A common stock from time to time pursuant to our ATMs during 2024. See “Capital Markets Activity” for additional information about our ATM activity for the years ended December 31, 2025 and 2024 and "Liquidity and Capital Resources - Liquidity" for our ATM capacity as of February 13, 2026.
Debt Offerings
During the fiscal year ended December 31, 2025, we received net proceeds of approximately $1.98 billion from the issuance of our 2030B Convertible Notes. We used the net proceeds from this offering for general corporate purposes, including the acquisition of bitcoin and for working capital. During the year ended December 31, 2024, we received approximately $6.13 billion in aggregate net proceeds from the issuances of our 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes. We principally used the net proceeds from these Convertible Notes to acquire bitcoin, and we used a portion of the net proceeds from the 2028 Convertible Notes to redeem our 6.125% Senior Secured Notes due 2028.
See "Capital Markets Activity" above and Note 8, Long-term Debt to the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this of this Annual Report for additional information.

Contractual and Other Obligations
Our material contractual obligations and cash requirements as of December 31, 2025 consist of:
•Principal and interest payments related to our long-term debt, which includes:
◦Principal due upon maturity of our long-term debt instruments in the aggregate of $8.25 billion;
◦$17.3 million in aggregate coupon interest due each semi-annual period for the Outstanding Convertible Notes; and
◦$0.3 million due monthly in principal and interest related to our other long-term secured debt.
•Payments under various purchase agreements, primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations, and a new corporate aircraft;
•Rent payments under noncancellable operating leases;
•Declared regular dividends, if any, on our Preferred Stock (in each case, to the extent declared by our board of directors or a duly authorized committee thereof). For additional information about our dividends declared and paid during the year ended December 31, 2025, and the dividends payable in the future as and if declared, see “Dividends” below.
•Ongoing personnel-related expenditures and vendor payments.
The above items are explained in further detail in Note 8, Long-term Debt and Note 12, Redeemable Preferred Stock, to the Consolidated Financial Statements as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in this Annual Report.
Dividends
The following table sets forth the aggregate dividends paid for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
STRF Stock	$86,803
STRC Stock	122,071
STRE Stock (1)	12,002
STRK Stock	87,795
STRD Stock	72,696
Total	$381,367
(1) Reflects the Euro to USD exchange rate then in effect at the time of the applicable STRE Stock dividend payment.
We did not pay any dividends on our capital stock during the year ended December 31, 2025.
On December 31, 2025, we announced that our board of directors increased the monthly regular dividend rate per annum on STRC Stock from 10.75% to 11.00% effective for monthly periods commencing on or after January 1, 2026 and declared a monthly cash dividend of $0.916666667 per share payable on STRC Stock on January 31, 2026 to stockholders of record as of 5:00 p.m., New York City time, on January 15, 2026. For a discussion of the dividends paid and payable on, and other rights of the STRF Stock, STRC Stock, STRE Stock, STRK Stock, and STRD Stock, see Note 12, Redeemable Preferred Stock, and Note 18, Subsequent Events, to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.
Our declared regular dividends, if any, on our Preferred Stock, (in each case, to the extent declared by our board of directors or a duly authorized committee thereof), which, based on the number of shares of Preferred Stock outstanding as of February 13, 2026 (except as set forth below), would include:
•$32.1 million dividends payable each quarterly period on our STRF Stock;
•$32.4 million dividends payable each monthly period on our STRC Stock (assuming the current dividend rate of 11.25% remains unchanged);
•$23.0 million dividends payable each quarterly period on our STRE Stock (which is the Euro to U.S. dollar exchange rate displayed on the Bloomberg page “BFIX” as of 12:30 P.M. (New York City time) on February 13, 2026);
•$28.0 million dividends payable each quarterly period on our STRK Stock; and

•$35.1 million dividends payable each quarterly period on our STRD Stock.
Other than additional issuances of Preferred Stock and associated increases in the required dividends on our STRF Stock, STRC Stock, and STRK Stock, and the regular dividends on our STRD Stock, all of which are described more fully above, there have been no changes to our material contractual obligations and cash requirements since December 31, 2025.
Cash Flows
The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	2025	2024	% change
Net cash used in operating activities	$(67,241)	$(53,032)	26.8%
Net cash used in investing activities	(22,512,295)	(22,086,237)	1.9%
Net cash provided by financing activities	24,843,527	22,132,641	12.2%
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(544)	(2,148)	-74.7%
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,263,447	(8,776)	-25891.3%
Cash, cash equivalents, and restricted cash, beginning of period	39,897	48,673	-18.0%
Cash, cash equivalents, and restricted cash, end of period	$2,303,344	$39,897	5673.2%
Net cash used in operating activities. The primary sources of cash used by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. Non-cash items to further reconcile net income (loss) to net cash (used in) provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, unrealized loss or gain on digital assets, digital asset impairment losses, and amortization of the issuance costs on our long-term debt.
Net cash used in operating activities increased $14.2 million for the year ended December 31, 2025, as compared to the same period in the prior year, mainly due to a $2.68 billion increase in net loss and a $13.1 million increase from changes in operating assets and liabilities, offset by a $2.68 billion increase in non-cash items (principally related to unrealized losses on digital assets). In particular, our cash from operations has been negatively impacted by our continued transition of customers to subscription services offerings, which has resulted in (i) reduced cash collections due to invoicing over multiple years, (ii) increased commissions and (iii) increased costs of our cloud infrastructure to support increased usage. We have also incurred additional bitcoin advocacy costs, custodial fees and personnel costs as we continue to pursue our bitcoin strategy. Our interest payments for the year ended December 31, 2025 have increased compared to the same period in the prior year primarily due to the issuance of the 2028 Convertible Notes.
Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets, advance deposits on a new corporate aircraft, and expenditures on property and equipment. Net cash used in investing activities increased $426.1 million for the year ended December 31, 2025, as compared to the same period in the prior year, primarily due to a $394.3 million increase in purchases of bitcoins and a $26.5 million deposit on a new corporate aircraft. During the year ended December 31, 2025, we purchased $22.47 billion of bitcoin using net proceeds from the issuances of our 2030B Convertible Notes; net proceeds from the initial public offerings of our STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock; and net proceeds from the sale of STRF Stock, STRC Stock, STRK Stock, STRD Stock and class A common stock under our ATMs, respectively; while during the year ended December 31, 2024, we purchased $22.07 billion of bitcoin using net proceeds from the issuances of our 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes, net proceeds from the class A common stock ATMs, and Excess Cash. “Excess Cash” refers to cash in excess of the minimum Cash Assets that we are required to hold under our Treasury Reserve Policy, which may include cash generated by operating activities and cash from the proceeds of financing activities.
Net cash provided by financing activities. The changes in cash provided by financing activities primarily relate to the issuance and subsequent repayment of long-term debt; the sale of class A common stock under our ATMs; the sale of STRF Stock, STRC Stock, STRK Stock and STRD Stock under our ATMs; dividends paid on our STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock, net proceeds from the initial public offerings of our STRF Stock, STRC Stock, STRE Stock, STRK Stock, and STRD Stock; the exercise or vesting of certain awards under the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), and the 2023 Equity Incentive Plan (as amended, the “2023 Equity Plan,” and, together with the 2013 Equity Plan, the “Stock Incentive Plans”), and the sales of class A common stock under the 2021 Employee Stock Purchase Plan. Net cash provided by financing activities increased $2.71 billion for the year ended December 31, 2025, as compared to the same period in the prior year, primarily due to (i) $6.92 billion in aggregate net proceeds from the initial public offerings of our STRF Stock, STRC Stock, STRE Stock, STRK Stock, STRD Stock, and sales of STRF Stock, STRC Stock, STRK Stock and STRD Stock under our ATMs, respectively during the year ended December 31, 2025, partially offset by (ii) a $83.0 million decrease in net proceeds from our sale of class A common stock under our class A common stock ATMs and (iii) a $4.15 billion decrease in long-term debt proceeds, net of issuance costs, during the year ended December 31, 2025, as compared to the same period in the prior year; (iv) a $142.1 million decrease in proceeds from the exercise of stock options under the Stock Incentive Plans in the year ended December 31, 2025, as compared to the same period in the prior year and (v) $381.4 million in dividends paid on our Preferred Stock during the year ended December 31, 2025.
Long-term Debt
The terms of each of our long-term debt instruments and the interest payments we have made and are obligated to make on our long-term debt instruments are discussed more fully in Note 8, Long-term Debt, to the Consolidated Financial Statements included in this Annual Report.
We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also seek to prepay our outstanding indebtedness. The amounts involved in any such repurchase or prepayment may be material. We could seek to fund any such debt repurchases or prepayments using proceeds from equity offering programs that we may choose to undertake from time-to-time.
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
Critical accounting estimates are those that involve a high degree of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Although the application of our accounting policies requires the use of estimates and judgments, as of the date of this report, we have concluded that none of our accounting estimates meet the definition of critical accounting estimates.
Important Information about KPIs
The following table presents total bitcoin holding, basic shares outstanding, Assumed Diluted Shares Outstanding, Bitcoin per basic shares outstanding (in Sats), BPS (in Sats), and bitcoin price for the periods as indicated. On August 7, 2024, we completed a 10-for-1 stock split of our class A and class B common stock. See Note 2(a), Summary of Significant Accounting Policies, to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report, for further information. As a result of the stock split, all applicable share and per share information presented within the calculation of our KPIs in this Annual Report have been retroactively adjusted to reflect the stock split for all periods presented.

	As of December 31
	2025	2024	2023
Total Bitcoin Holdings	672,500	447,470	189,150

Shares Outstanding (in thousands)
Class A Common Stock	292,422	226,138	149,041
Class B Common Stock	19,640	19,640	19,640
Basic Shares Outstanding	312,062	245,778	168,681

2025 Convertible Notes, convertible at $39.80	—	—	16,330
2027 Convertible Notes, convertible at $143.25	—	7,330	7,330
2028 Convertible Notes, convertible at $183.19	5,513	5,513	—
2029 Convertible Notes, convertible at $672.40	4,462	4,462	—
2030A Convertible Notes, convertible at $149.77	5,342	5,342	—
2030B Convertible Notes, convertible at $433.43	4,614
2031 Convertible Notes, convertible at $232.72	2,594	2,594	—
2032 Convertible Notes, convertible at $204.33	3,915	3,915	—
STRK Stock, convertible at $1,000.00	1,398	—	—
Options Outstanding	3,662	4,956	12,936
Restricted Stock Units and Performance Stock Units Unvested	1,335	1,845	2,359
Assumed Diluted Shares Outstanding (in thousands)	344,897	281,735	207,636

Bitcoin Per Basic Shares Outstanding (in Sats)	215,502	182,063	112,135

Bitcoin Per Assumed Diluted Shares Outstanding Share (BPS) (in Sats)	194,986	158,826	91,097

Bitcoin Price	$87,515	$93,390	$42,531
Bitcoin Per Share (in Sats), or BPS, is a KPI that represents the ratio between our bitcoin holdings and Assumed Diluted Shares Outstanding, expressed in terms of Satoshis (or Sats), where:
•“Assumed Diluted Shares Outstanding” refers to the aggregate of our Basic Shares Outstanding as of the dates presented plus all additional shares that would result from the assumed conversion of all outstanding convertible notes and convertible preferred stock, exercise of all outstanding stock option awards, and settlement of all outstanding restricted stock units and performance stock units as of such dates. Assumed Diluted Shares Outstanding is not calculated using the treasury method, incorporates approximate forfeitures of awards in the current period which may be subject to future adjustment and does not take into account any vesting conditions (in the case of equity awards), the exercise price of any stock option awards or any contractual conditions limiting convertibility of convertible debt instruments.
•“Basic Shares Outstanding” reflects the actual class A common stock and class B common stock outstanding as of the dates presented. For purposes of this calculation, outstanding shares of such stock are deemed to include shares, if any, that (A) were sold under ATMs, or (B) were to be issued pursuant to (i) options that had been exercised, (ii) restricted stock units that have vested or (iii) conversion requests received with respect to convertible securities, but which in each case were pending issuance as of the dates presented.
•A “Satoshi” or a “Sat” is one one-hundred-millionth of one bitcoin, currently the smallest indivisible unit of a bitcoin.

	Year Ended December 31,
	2025	2024	% Change
BTC Yield	22.8%	74.3%	(51.5%)	(1)
BTC Gain	101,873	140,631	(27.6)%
BTC $ Gain (in millions, except percentage)	$8,915	$13,134	(32.1)%
(1) Represents the absolute change between the periods presented.
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
We use BPS, BTC Yield, BTC Gain and BTC $ Gain as KPIs to help assess the performance of our strategy of acquiring bitcoin in a manner we believe is accretive to shareholders. We also believe these KPIs can supplement investors’ understanding of how we choose to fund bitcoin purchases and the value created in a period:
•BPS measures the ratio of our bitcoin holdings to Assumed Diluted Shares Outstanding, which provides management and investors a baseline with which to assess our achievement of our strategy of acquiring bitcoin in an accretive manner over a given period. When evaluating a capital raise transaction, we review this metric and consider the impact such transaction will have on this ratio on a pro forma basis. This metric forms the baseline for our BTC Yield, BTC Gain and BTC $ Gain KPIs, which present changes in BPS from the beginning of a period to the end of the period in different formats, and which we review to assess the performance of our strategy of acquiring bitcoin in a manner we believe to be accretive to shareholders.
•BTC Yield measures the percentage change in BPS from the beginning of a period to the end of a period, which helps management and investors assess how our achievement of our strategy of acquiring bitcoin in an accretive manner varies across periods. We use BTC Yield to evaluate whether our capital markets activity and bitcoin acquisition strategy resulted in gross per-share accretion (or dilution) on an Assumed Diluted Shares Outstanding basis over an applicable period, and to compare the impact of our strategy across periods.
•BTC Gain hypothetically expresses the percentage change reflected in the BTC Yield metric as if it reflected an increase in the amount of bitcoin held at the end of the applicable period as compared to the beginning of such period, which provides management and investors with visibility into the absolute change in our bitcoin holdings resulting from our BTC Yield. We use BTC Gain to measure the accretive or dilutive impact of the change in BPS over an applicable period in absolute terms relative to our bitcoin holdings. This metric can be particularly helpful when comparing the execution of our capital markets strategy across periods, as BTC Yield may be lower when our bitcoin asset base is larger, but result in the same BTC Gain. For example, a 10% BTC Yield with a starting amount of 100,000 bitcoin will result in 10,000 BTC Gain, which is the same BTC Gain that would result from 5% BTC Yield with a starting amount of 200,000 bitcoin.
•BTC $ Gain further expresses the percentage change reflected in the BTC Yield metric as an illustrative dollar value by multiplying that bitcoin-denominated change by the market price of bitcoin at the end of the applicable period as described above. We refer to this metric for illustrative purposes to consider the magnitude of our BTC Gain for an applicable period with reference to the market price of bitcoin as of the end of an applicable period.
When we use these KPIs, management takes into account the various limitations of these metrics, including that:
•the KPIs do not take into account that our assets, including our bitcoin, are subject to (i) all of our existing and future liabilities, including our debt, and (ii) the preferential rights of our preferred stockholders to dividends and our assets in a liquidation, and that all such claims rank to senior to those of our common equity; therefore holders of such excluded instruments may have claims on our assets (including bitcoin) senior to those of holders of common stock in the event of our liquidation, and as a result the additional bitcoin acquired using proceeds from the sale of such instruments may not accrete to common stockholders; and

•the KPIs assume that all indebtedness will be refinanced or, in the case of our senior convertible debt instruments and convertible preferred stock, converted into shares of class A common stock in accordance with their respective terms.
BPS, BTC Yield, BTC Gain and BTC $ Gain are not, and should not be understood as, financial performance, valuation or liquidity measures. Specifically:
•BPS does not represent (i) our ability to satisfy our financial obligations, or (ii) our book value per share. Ownership of a share of our common stock does not represent an ownership interest in the bitcoin held by us.
•BTC Yield is not equivalent to “yield” in the traditional financial context. It is not a measure of the return on investment our shareholders may have achieved historically or can achieve in the future by purchasing our stock, or a measure of income generated by our operations or our bitcoin holdings, return on investment on our bitcoin holdings, or any other similar financial measure of the performance of our business or assets.
•BTC Gain and BTC $ Gain are not equivalent to “gain” in the traditional financial context. They also are not measures of the return on investment our shareholders may have achieved historically or can achieve in the future by purchasing our stock, or measures of income generated by our operations or our bitcoin holdings, return on investment on our bitcoin holdings, or any other similar financial measure of the performance of our business or assets. It should also be understood that BTC $ Gain does not represent a fair value gain of our bitcoin holdings, and BTC $ Gain may be positive during periods when we have incurred fair value losses on our bitcoin holdings.
The trading price of our class A common stock is informed by numerous factors in addition to our bitcoin holdings and our actual or potential shares of class A common stock outstanding, and as a result, the trading price of our securities can deviate significantly from the fair market value of our bitcoin, and none of BPS, BTC Yield, BTC Gain or BTC $ Gain are indicative or predictive of the trading price of our securities.
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
In calculating these KPIs, we do not consider the source of capital used for the acquisition of our bitcoin. When we purchase bitcoin using proceeds from offerings of non-convertible notes or non-convertible preferred stock, or convertible notes or preferred stock that carry conversion prices above the current trading price of our common stock or conversion rights that are not then exercisable, such transactions have the effect of increasing the BPS, BTC Yield, BTC Gain and BTC $ Gain, while also increasing our indebtedness and senior claims of holders of instruments other than class A common stock with respect to dividends and to our assets, including our bitcoin, if we were to liquidate, in a manner that is not reflected in these metrics.
If any of our convertible notes mature or are redeemed without being converted into common stock, or if we elect to redeem or repurchase our non-convertible instruments, we may be required to sell shares of our class A common stock or bitcoin to generate sufficient cash proceeds to satisfy those obligations, either of which would have the effect of decreasing BPS, BTC Yield, BTC Gain and BTC $ Gain, and adjustments for such decreases are not contemplated by the assumptions made in calculating these metrics. Accordingly, these metrics might overstate or understate the accretive nature of our use of capital to buy bitcoin because not all bitcoin is purchased using proceeds of issuances of class A common stock, instruments that are convertible into class A common stock may be forfeited or repaid with funds other than from the sale of class A common stock in the period in question rather than being exercised for or converted into class A common stock, and not all proceeds from issuances of class A common stock are used to purchase bitcoin.
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
Recent Accounting Standards
See Note 3, Recent Accounting Standards, to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for further information.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.
We are exposed to the impact of market price changes in bitcoin, foreign currency fluctuations and interest rate risks.
Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin. As discussed in Note 2(g), Summary of Significant Accounting Policies – Digital Assets, to the Consolidated Financial Statements, we account for our bitcoin as indefinite-lived intangible assets. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. As of December 31, 2025, we held approximately 672,500 bitcoins with a carrying value of $58.85 billion on our Consolidated Balance Sheet. Bitcoin is a highly volatile asset that has traded below $80,000 per bitcoin and above $120,000 per bitcoin in our principal market in the 12 months preceding December 31, 2025. A significant decrease in the price of bitcoin would have a material adverse effect on our earnings.
Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 43.0%, 44.0%, and 42.7% of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.
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
Additionally, absent limited circumstances, regular dividends and other payments on STRE Stock are paid in Euros. Because we expect to convert U.S. dollar cash balances into Euros to make regular dividends and other payments on the STRE Stock, our ability to make such payments depends on prevailing currency exchange rates, which have historically been volatile.
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
As of December 31, 2025, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by less than 1%. If average exchange rates during the year ended December 31, 2025 had changed unfavorably by 10%, our revenues for the year ended December 31, 2025 would have decreased by 3.8%. During the year ended December 31, 2025, our revenues were not significantly impacted by changes in weighted average exchange rates, as compared to the prior year.
Interest Rate Risk. We are exposed to changes in interest rates primarily via our STRC Stock and assets held within our USD Reserve.
Our STRC Stock accumulates cumulative dividends, which we refer to in this Item 7A Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which was initially set at 9.00% per annum. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a requirement to declare a dividend equal to at least the monthly SOFR per annum rate. Our current intention (which is subject to change in our sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as we believe is necessary to cause STRC Stock to trade at prices at or close to its stated amount of $100 per share. We have increased regular dividends on STRC Stock, most recently from 11.00% per annum to 11.25% per annum for the monthly period commencing on or after February 1, 2026.
As of December 31, 2025, if we determined to increase the regular dividend rate on our STRC Stock by 50 basis points, STRC Stock’s monthly dividend accrual would increase by approximately $1.2 million. We do not believe our interest rate risk exposure via STRC Stock is material as of December 31, 2025.
As of December 31, 2025, we had cash and cash equivalents of approximately $2.3 billion. Integral to our cash and cash equivalents is our USD Reserve, which is primarily invested in money market funds to earn interest income on short-term cash balances. Interest earned on such funds fluctuates with prevailing interest rates. As of December 31, 2025, the balance of our USD Reserve was $2.25 billion. Based on the foregoing, we do not believe that a hypothetical 50 basis point adverse change in interest rates would materially impact our results of operations as of December 31, 2025.
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
Under the oversight of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has determined that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Annual Discretionary Cash Bonus Targets for Certain Executive Officers
On February 18, 2026, the Company’s Compensation Committee established an annual discretionary cash bonus target for 2026 for the following executive officers of the Company in the amounts set forth opposite their names:

Phong Le	$1,300,000
Andrew Kang	$600,000
Thomas C. Chow	$450,000
Awards pursuant to the foregoing discretionary cash bonus target will be determined by the Company’s Compensation Committee based on its subjective evaluation of the performance of each of the executive officers in the context of general economic and industry conditions and the Company’s performance and achievement of its operational objectives during the year.
Rule 10b5-1 Information
On December, 5, 2025, Thomas C. Chow, our Executive Vice President, General Counsel and Secretary, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
This Rule 10b5-1 trading arrangement is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). This sell-to-cover arrangement applies to restricted stock units and performance stock units that have been granted or may be granted in the future to Mr. Chow (other than those that (a) by their terms require the Company to withhold shares for tax withholding obligations in connection with vesting and settlement or (b) from which the Company elects to withhold shares to satisfy tax withholding obligations in connection with vesting and settlement), and provide for the automatic sale of a number of shares of class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of such awards, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.
This arrangement will remain in effect indefinitely until terminated by Mr. Chow. The total number of shares of class A common stock that may be sold pursuant to this instruction is not determinable, and will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s class A common stock at the time of settlement, applicable tax rates and the potential future grant of additional equity awards subject to such arrangement.
Except as set forth above, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) during the fourth quarter of 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”).
Item 11.    Executive Compensation
The information required by this Item (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report,” and “Corporate Governance and the Board of Directors and its Committees – Compensation Committee” in the 2026 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation – Equity Compensation Plan Information” in the 2026 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2026 Proxy Statement.
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2026 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
(b)Exhibits
We hereby file as part of this Annual Report the exhibits listed in the Index to Exhibits.
(c)Financial Statement Schedule
The following financial statement schedule is filed herewith:
Schedule II—Valuation and Qualifying Accounts
All other items included in an Annual Report on Form 10‑K are omitted because they are not applicable or the answers thereto are none.
Item 16.    Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Strategy Inc (formerly MicroStrategy Incorporated):

Opinion on Internal Control Over Financial Reporting
We have audited Strategy Inc (formerly MicroStrategy Incorporated) and subsidiaries (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, mezzanine equity and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule, Schedule II, Valuation and Qualifying Accounts, (collectively, the consolidated financial statements), and our report dated February 19, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 19, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Strategy Inc (formerly MicroStrategy Incorporated):

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Strategy Inc (formerly MicroStrategy Incorporated) and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, mezzanine equity and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule, Schedule II, Valuation and Qualifying Accounts, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2(g) to the consolidated financial statements, the Company has changed its method of accounting for digital assets that are qualifying indefinite-lived intangible assets to fair value in the consolidated balance sheet, with changes in fair value recognized in the consolidated statement of operations as of January 1, 2025 due to the adoption of Accounting Standards Update No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.
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
Evaluation of audit evidence pertaining to the existence and control of the digital assets
As discussed in Notes 2(g) and 4 to the consolidated financial statements, the Company accounts for its digital assets as indefinite-lived intangible assets. The digital assets are recorded at fair value as of December 31, 2025, with changes in fair value recognized in the consolidated statement of operations. As of December 31, 2025, the carrying value of the Company’s digital assets was $58.85 billion.

We identified the evaluation of audit evidence pertaining to the existence of the digital assets and whether the Company controls the digital assets as a critical audit matter. Especially subjective auditor judgement was involved in determining the nature and extent of evidence required to assess the existence of the digital assets and whether the Company controls the digital assets, as control over the digital assets is provided through private cryptographic keys stored using third-party custodial services at multiple locations that are geographically dispersed. In addition, information technology (IT) professionals with specialized skills and knowledge in blockchain technology were needed to assist in the evaluation of the sufficiency of certain audit procedures.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to the custodial records. We involved IT professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the digital assets process performed at the custodial locations, related specifically to the generation of the private cryptographic keys, the storing of these keys, and the reconciliation of digital assets per the custodial service ledgers to the public blockchain. We obtained confirmation of the Company’s digital assets in custody as of December 31, 2025 and compared the total digital assets confirmed to the Company’s record of digital asset holdings. We also compared the Company’s record of digital asset transactions to the records on the public blockchain using a software audit tool. We applied auditor judgement in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
McLean, Virginia
February 19, 2026

STRATEGY INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,301,470	$38,117
Restricted cash	1,873	1,780
Accounts receivable, net	205,748	181,203
Prepaid expenses and other current assets	55,046	31,224
Total current assets	2,564,137	252,324
Digital assets	58,854,028	23,909,373
Property and equipment, net	28,858	26,327
Right-of-use assets	46,975	54,560
Deposits and other assets	142,577	75,794
Deferred tax assets	4,507	1,525,307
Total assets	$61,641,082	$25,843,685
Liabilities, Mezzanine Equity, and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$50,335	$52,982
Accrued compensation and employee benefits	69,986	58,362
Accrued interest	5,619	5,549
Preferred dividends payable	27,121	—
Current portion of long-term debt, net	31,313	517
Deferred revenue and advance payments	272,118	237,974
Total current liabilities	456,492	355,384
Long-term debt, net	8,158,842	7,191,158
Deferred revenue and advance payments	5,451	4,970
Operating lease liabilities	46,135	56,403
Other long-term liabilities	4,736	5,379
Deferred tax liabilities	1,926,454	407
Total liabilities	10,598,110	7,613,701
Commitments and Contingencies
Mezzanine Equity
10.00% Series A Perpetual Strife Preferred Stock, $0.001 par value; 33,200 shares authorized, 12,840 shares issued and outstanding at December 31, 2025; redemption value and liquidation preference of $1,363,151 at December 31, 2025	1,191,128	—
Variable Rate Series A Perpetual Stretch Preferred Stock,$0.001 par value; 70,435 shares authorized, 29,587 shares issued and outstanding at December 31, 2025; redemption value and liquidation preference of $2,958,706 at December 31, 2025	2,631,281	—
10.00% Series A Perpetual Stream Preferred Stock, $0.001 par value; 7,750 shares authorized, 7,750 shares issued and outstanding at December 31, 2025; redemption value and liquidation preference of $909,850 at December 31, 2025	707,069	—
8.00% Series A Perpetual Strike Preferred Stock, $0.001 par value; 269,800 shares authorized, 13,982 shares issued and outstanding at December 31, 2025; redemption value and liquidation preference of $1,398,195 at December 31, 2025	1,226,553	—
10.00% Series A Perpetual Stride Preferred Stock, $0.001 par value; 61,176 shares authorized, 14,024 shares issued and outstanding at December 31, 2025; redemption value and liquidation preference of $1,402,422 at December 31, 2025	1,163,483	—
Total mezzanine equity	6,919,514	—
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 562,639 and 5,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.001 par value; 10,330,000 and 330,000 shares authorized, 292,422 and 226,138 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	292	226
Class B common stock, $0.001 par value; 165,000 shares authorized, 19,640 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	37,806,554	20,411,998
Accumulated other comprehensive loss	(5,171)	(15,384)
Retained earnings (accumulated deficit)	6,321,763	(2,166,876)
Total stockholders’ equity	44,123,458	18,229,984
Total liabilities, mezzanine equity, and stockholders' equity	$61,641,082	$25,843,685
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Product licenses	$39,674	$48,567	$75,351
Subscription services	175,657	106,776	81,179
Total product licenses and subscription services	215,331	155,343	156,530
Product support	204,225	243,805	263,888
Other services	57,677	64,308	75,843
Total revenues	477,233	463,456	496,261
Cost of revenues:
Product licenses	3,956	3,060	1,929
Subscription services	72,956	42,440	31,776
Total product licenses and subscription services	76,912	45,500	33,705
Product support	28,592	33,289	22,434
Other services	43,913	50,679	53,805
Total cost of revenues	149,417	129,468	109,944
Gross profit	327,816	333,988	386,317
Operating expenses:
Sales and marketing	122,956	138,081	149,671
Research and development	93,860	118,486	120,530
General and administrative	151,909	140,537	115,312
Unrealized loss on digital assets	5,403,476	—	—
Digital asset impairment losses	—	1,789,862	115,851
Total operating expenses	5,772,201	2,186,966	501,364
Loss from operations	(5,444,385)	(1,852,978)	(115,047)
Interest expense, net	(64,968)	(61,941)	(48,960)
(Loss) gain on debt extinguishment	—	(22,933)	44,686
Other (expense) income, net	(16,601)	3,506	(5,204)
Loss before income taxes	(5,525,954)	(1,934,346)	(124,525)
Benefit from income taxes	(1,677,802)	(767,685)	(553,646)
Net (loss) income	(3,848,152)	(1,166,661)	429,121
Dividends on preferred stock	(381,367)	—	—
Net (loss) income attributable to common stockholders of Strategy	(4,229,519)	(1,166,661)	429,121
Basic (loss) earnings per share (1)	$(15.23)	$(6.06)	$3.14
Weighted average common shares outstanding - Basic	277,660	192,549	136,706
Diluted (loss) earnings per share (1)	$(15.23)	$(6.06)	$2.64
Weighted average common shares outstanding - Diluted	277,660	192,549	165,662
(1)For the years ended December 31, 2025 and 2024, basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(3,848,152)	$(1,166,661)	$429,121
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	10,213	(3,940)	2,357
Total other comprehensive income (loss)	10,213	(3,940)	2,357
Comprehensive (loss) income	$(3,837,939)	$(1,170,601)	$431,478
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(in thousands)

	Mezzanine Equity		Stockholders' Equity
	Perpetual Preferred Stock			Class A Common Stock		Class B Convertible Common Stock			Treasury Stock
	Shares	Amount	Total Stockholders ' Equity	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
Balance at January 1, 2023	—	$—	$(383,120)	104,532	$18	19,640	$2	$1,841,120	$(8,684)	$(782,104)	$(13,801)	$(1,428,355)
Net income	—	—	429,121	—	—	—	—	—	—	—	—	429,121
Other comprehensive income	—	—	2,357	—	—	—	—	—	—	—	2,357	—
Issuance of class A common stock upon exercise of stock options	—	—	30,519	1,756	1	—	—	30,518	—	—	—	—
Issuance of class A common stock under employee stock purchase plan	—	—	3,955	198	—	—	—	3,955	—	—	—	—
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	—	—	(4,344)	260	—	—	—	(4,344)	—	—	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	2,020,089	50,979	5	—	—	2,020,084	—	—	—	—
Share-based compensation expense	—	—	66,395	—	—	—	—	66,395	—	—	—	—
Balance at December 31, 2023	—	$—	$2,164,972	157,725	$24	19,640	$2	$3,957,728	$(8,684)	$(782,104)	$(11,444)	$(999,234)
Net loss	—	—	(1,166,661)	—	—	—	—	—	—	—	—	(1,166,661)
Other comprehensive loss	—	—	(3,940)	—	—	—	—	—	—	—	(3,940)	—
Par value adjustment for class A and B common stock issued upon stock split	—	—	—	—	157	—	18	(175)	—	—	—	—
Retirement of treasury stock	—	—	—	(8,684)	(9)	—	—	(781,114)	8,684	782,104	—	(981)
Issuance of class A common stock upon exercise of stock options	—	—	184,287	7,826	2	—	—	184,285	—	—	—	—
Issuance of class A common stock under employee stock purchase plan	—	—	4,304	94	—	—	—	4,304	—	—	—	—
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	—	—	(2,207)	545	—	—	—	(2,207)	—	—	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	16,329,857	52,309	50	—	—	16,329,807	—	—	—	—
Issuance of class A common stock upon conversions of convertible senior notes	—	—	645,164	16,323	2	—	—	645,162	—	—	—	—
Share-based compensation expense	—	—	74,208	—	—	—	—	74,208	—	—	—	—
Balance at December 31, 2024	—	$—	$18,229,984	226,138	$226	19,640	$20	$20,411,998	$—	$—	$(15,384)	$(2,166,876)
Opening balance adjustment due to the adoption of ASU 2023-08, net of tax	—	—	12,746,378	—	—	—	—	—	—	—	—	12,746,378
Other	—	—	(1,098)	—	—	—	—	—	—	—	—	(1,098)
Net income	—	—	(3,848,152)	—	—	—	—	—	—	—	—	(3,848,152)
Preferred stock cash dividends declared	—	—	(408,489)	—	—	—	—	—	—	—	—	(408,489)
Other comprehensive income	—	—	10,213	—	—	—	—	—	—	—	10,213	—
Issuance of class A common stock upon exercise of stock options	—	—	42,154	1,121	—	—	—	42,154	—	—	—	—
Issuance of class A common stock under employee stock purchase plan	—	—	5,435	39	—	—	—	5,435	—	—	—	—
Issuance of class A common stock upon vesting of restricted stock units, net of withholding taxes	—	—	—	418	—	—	—	—	—	—	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	16,247,607	57,332	58	—	—	16,247,549	—	—	—	—
Issuance of class A common stock upon conversions of convertible senior notes	—	—	1,045,222	7,374	8	—	—	1,045,214	—	—	—	—
Share-based compensation expense	—	—	54,204	—	—	—	—	54,204	—	—	—	—
Issuance of Series A Perpetual Strike Preferred Stock	13,982	1,226,553	—	—	—	—	—	—	—	—	—	—
Issuance of Series A Perpetual Strife Preferred Stock	12,840	1,191,128	—	—	—	—	—	—	—	—	—	—
Issuance of Series A Perpetual Stride Preferred Stock	14,024	1,163,483	—	—	—	—	—	—	—	—	—	—
Issuance of Series A Perpetual Stretch Preferred Stock	29,587	2,631,281	—	—	—	—	—	—	—	—	—	—
Issuance of Series A Perpetual Stream Preferred Stock	7,750	707,069	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2025	78,183	$6,919,514	$44,123,458	292,422	$292	19,640	$20	$37,806,554	$—	$—	$(5,171)	$6,321,763
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Operating activities:
Net income (loss)	$(3,848,152)	$(1,166,661)	$429,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,517	17,808	14,527
Reduction in carrying amount of right-of-use assets	9,068	8,475	8,643
Deferred taxes	(1,684,220)	(775,851)	(569,455)
Share-based compensation expense	53,369	77,124	69,571
Unrealized loss on digital assets	5,403,476	—	—
Digital asset impairment losses	—	1,789,862	115,851
Amortization of issuance costs on long-term debt	25,410	15,336	8,808
Other	3,484	—	—
Loss (gain) on debt extinguishment	—	22,933	(44,686)
Changes in operating assets and liabilities:
Accounts receivable	20,406	6,337	11,694
Prepaid expenses and other current assets	(28,892)	3,804	(11,358)
Deposits and other assets	10,980	(10,668)	(632)
Accounts payable and accrued expenses	6,561	1,141	(634)
Accrued compensation and employee benefits	(46,593)	(34,563)	(12,000)
Accrued interest	70	4,193	(1,336)
Deferred revenue and advance payments	(7,966)	1,049	2,362
Operating lease liabilities	(10,662)	(10,510)	(10,218)
Other long-term liabilities	903	(2,841)	2,454
Net cash provided by (used in) operating activities	(67,241)	(53,032)	12,712
Investing activities:
Purchases of digital assets	(22,467,083)	(22,072,759)	(1,902,299)
Advance deposits on purchases of property and equipment	(37,000)	(10,500)	—
Purchases of property and equipment	(8,212)	(2,978)	(2,938)
Net cash used in investing activities	(22,512,295)	(22,086,237)	(1,905,237)
Financing activities:
Proceeds from convertible senior notes	2,000,000	6,213,750	—
Issuance costs paid for convertible senior notes	(15,178)	(81,033)	—
Payments to settle conversions and redemption of convertible senior notes	(143)	(398)	—
Repayments of secured debt and third-party extinguishment costs	—	(515,414)	(160,033)
Proceeds from other long-term secured debt, net of lender fees	31,000	—	—
Principal payments of other long-term secured debt	(569)	(539)	(513)
Proceeds from sale of preferred stock under public offerings	7,036,110	—	—
Issuance costs paid related to sale of preferred stock under public offerings	(120,802)	—	—
Dividends paid on preferred stock	(381,367)	—	—
Proceeds from sale of common stock under public offerings	16,271,959	16,363,023	2,029,214
Issuance costs paid related to sale of common stock under public offerings	(25,072)	(33,166)	(9,141)
Proceeds from exercise of stock options	42,154	184,287	30,518
Proceeds from sales under employee stock purchase plan	5,435	4,304	3,955
Payment of withholding tax on vesting of restricted stock units	—	(2,173)	(4,114)
Net cash provided by financing activities	24,843,527	22,132,641	1,889,886
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(544)	(2,148)	444
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,263,447	(8,776)	(2,195)
Cash, cash equivalents, and restricted cash, beginning of period	39,897	48,673	50,868
Cash, cash equivalents, and restricted cash, end of period	$2,303,344	$39,897	$48,673

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$46,525	$44,571	$41,229
Cash paid during the year for income taxes, net of tax refunds	$13,132	$1,059	$30,318
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization
Strategy Inc (“Strategy,” or the “Company”) is the world's first and largest Bitcoin Treasury Company. Strategy pursues financial innovation strategies designed to generate value from its bitcoin holdings, including by developing and issuing novel fixed-income instruments that provide investors varying degrees of economic exposure to bitcoin. In addition, the Company is an industry leader in AI-powered enterprise analytics software, advancing its vision of Intelligence Everywhere™. Strategy believes its combination of active bitcoin-focused capital management and a scaled operating software business positions the Company for long-term value creation across both digital asset and enterprise analytics markets.
(2) Summary of Significant Accounting Policies
(a) Basis of Presentation
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
(b) Use of Estimates
The preparation of the Consolidated Financial Statements, in conformity with GAAP, requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, investments, fixed assets, digital assets, leases, debt, share-based compensation, income taxes, including the carrying value of deferred tax assets, and litigation and contingencies, including liabilities that the Company deems not probable of assertion.
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
(f) Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions to maintain safety and liquidity.
The Company sells its offerings to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2025 and 2024, no individual customer accounted for 10% or more of net accounts receivable, and for the years ended December 31, 2025, 2024, and 2023, no individual customer accounted for 10% or more of revenue.
(g) Digital Assets
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective January 1, 2025 on a prospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings. Prior periods were not restated. As a result, the Company’s financial results for the year ended December 31, 2025 are not directly comparable to the financial results for earlier periods. See Note 4, Digital Assets, to the Consolidated Financial Statements, for further information.

The adoption of ASU 2023-08 resulted in the following impacts as of January 1, 2025:

Consolidated Balance Sheet	December 31, 2024 As Reported	Effect of the Adoption of ASU 2023-08	January 1, 2025 As Adjusted
Digital assets	$23,909,373	$17,881,048	$41,790,421
Deferred tax assets	1,525,307	(1,165,605)	359,702
Deferred tax liabilities	407	3,969,065	3,969,472
(Accumulated deficit) retained earnings	$(2,166,876)	$12,746,378	$10,579,502
Although the Company continues to initially record its bitcoin purchases at cost, subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, any increases or decreases in fair value are recognized as incurred in the Company's Consolidated Statements of Operations, and the fair value of the Company’s bitcoin is reflected within the Company's Consolidated Balance Sheets at each reporting period-end. As a result of the adoption of ASU 2023-08, the Company no longer accounts for its bitcoin under a cost-less-impairment accounting model and no longer establishes a deferred tax asset related to bitcoin impairment losses. Instead, the Company establishes a deferred tax liability if the fair market value of bitcoin at the reporting date is greater than the average cost basis of the Company’s bitcoin holdings at such reporting date, and any subsequent increases or decreases in the fair market value of bitcoin increases or decreases the deferred tax liability. If the fair market value of bitcoin declines to the point where the Company's cost basis in bitcoin exceeds the fair market value, the deferred tax liability with respect to the unrealized gains reverses and a deferred tax asset for the unrealized loss would be recorded and the Company may be required to establish a valuation allowance against all of the Company's US federal and state deferred tax assets. In determining the gain (loss) to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific bitcoin sold immediately prior to sale.

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
Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include external direct material and service costs, employee payroll, and payroll-related costs. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization ceases and internal-use software development costs are then amortized using the straight-line method over the estimated useful life of the software, generally three years.
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
In a contract that contains a lease, a component is an item or activity that transfers a good or service to the lessee. Such contracts may be comprised of lease components, non-lease components, and elements that are not components. Each lease component represents a lessee’s right to use an underlying asset in the contract if the lessee can benefit from the right of use of the asset either on its own or together with other readily available resources and if the right of use is neither highly dependent nor highly interrelated with other rights of use. Non-lease components include items such as common area maintenance and utilities provided by the lessor. The Company has elected the practical expedient to not separate lease components from non-lease components for office space. For each lease within this asset class, the non-lease components and related lease components are accounted for as a single lease component. Items or activities that do not transfer goods or services to the lessee, such as administrative tasks to set up the contract and reimbursement or payment of lessor costs, are not components of the contract and therefore no contract consideration is allocated to such items or activities.
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
(j) Software Development Costs
The Company did not capitalize any software development costs during the years ended December 31, 2025, 2024, and 2023. Due to the pace of the Company's software development efforts and frequency of its software releases, the Company’s software development costs are expensed as incurred within “Research and development” in the Consolidated Statements of Operations.
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
(l) Deferred Revenue and Advance Payments
Deferred revenue and advance payments are contract liabilities that represent amounts received or due from customers in advance of the Company transferring its software or services to the customer under an enforceable contract. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer. Deferred revenue is comprised of deferred product licenses and subscription services, product support, and other services revenue based on the transaction price allocated to the specific performance obligation in the contract with the customer, and presented as either current or non-current in the Consolidated Balance Sheets, depending on whether the software or services are expected to be transferred to the customer within the next year.
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
(n) Redeemable Preferred Stock
As of December 31, 2025, the following series of preferred stock of the Company were outstanding: (i) 10.00% Series A Perpetual Strife Preferred Stock (“STRF Stock”), (ii) Variable Rate Series A Perpetual Stretch Preferred Stock (“STRC Stock”), (iii) 10.00% Series A Perpetual Stream Preferred Stock ("STRE Stock"), (iv) 8.00% Series A Perpetual Strike Preferred Stock (“STRK Stock”), and (v) 10.00% Series A Perpetual Stride Preferred Stock (“STRD Stock”). In these Notes to Consolidated Financial Statements, STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock are collectively referred to as “Preferred Stock.” In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, each series of Preferred Stock outstanding as of December 31, 2025 is classified within mezzanine equity, as certain events that could cause shares of each such series of Preferred Stock to become redeemable are not solely within the control of the Company. In each case, the carrying values of the shares are initially recognized based on proceeds received, net of issuance costs, and are not accreted to their redemption value unless it becomes probable that the shares will become redeemable. Refer to Note 12, Redeemable Preferred Stock, for further discussion.
(o) Revenue Recognition
The Company recognizes revenue using the five-step model:
(i)Identifying the contract(s) with a customer,
(ii)Identifying the performance obligation(s),
(iii)Determining the transaction price,
(iv)Allocating the transaction price to the performance obligations in the contract, and
(v)Recognizing revenue when, or as, the Company satisfies a performance obligation.
The Company has elected to exclude taxes assessed by government authorities in determining the transaction price, and therefore revenue is recognized net of taxes collected from customers. The Company enters into non-cancellable nonrefundable orders with customers and does not have a history of granting returns or refunds and therefore does not have a reserve for future returns.
Performance Obligations and Timing of Revenue Recognition
The Company primarily sells software and services that fall into the categories discussed below. Each category contains one or more performance obligations that are either (i) capable of being distinct (i.e., the customer can benefit from the software or service on its own or together with readily available resources, including those purchased separately from the Company) and distinct within the context of the contract (i.e., separately identifiable from other promises in the contract) or (ii) a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Aside from the Company’s term and perpetual product licenses, which are delivered at a point in time, the majority of the Company’s services are delivered over time.
On- Premises Product Licenses
The Company sells different types of business intelligence software licenses licensed on a term or perpetual basis for installation on premises by the customer; however, as of January 2025, Strategy on-premises product licenses have entered an end-of-support cycle, with full support for such licenses ending December 31, 2026. Although product licenses are sold with product support, the software is fully functional at the outset of the arrangement and is considered a distinct performance obligation. Revenue from product license sales is recognized when control of the license is transferred to the customer, which is the later of delivery or commencement of the license term.

Cloud Services Subscriptions
The Company also sells access to its software through fully managed cloud environments for commercial or government use, wherein customers access the software through a cloud environment that the Company manages on behalf of the customer. Cloud subscriptions are regularly sold on a standalone basis and include technical support, monitoring, backups, updates, and quarterly service reviews. Cloud subscriptions are generally considered a single performance obligation. Additionally, customers with existing on-premises software licenses may convert their installations to the Company's fully managed cloud environment, on or around the time such on-premises licenses are typically terminated and replaced by a new subscription to the Company's cloud service. At conversion, an analysis is performed for each contract to determine whether any revenue adjustments are necessary given that the contract modifications revoke previously transferred rights to perpetual on-premise software. Such revenue adjustments were not material for the years ended December 31, 2025, 2024, and 2023. Revenue related to cloud subscriptions is recognized on a straight-line basis over the contract period, which is the period over which the customer has continuous access to the software and services.
Product Support
In all on-premises product license transactions and cloud service subscription transactions, customers receive technical support, either purchased separately or as an included component. Customers may also purchase a premium product support package for a fixed annual fee. All such current support includes both technical support and when-and-if-available software upgrades, which are treated as a single performance obligation as they are considered a series of distinct services that are substantially the same and have the same duration and measure of progress. Revenue from product support is recognized on a straight-line basis over the contract period, which is the period over which the customer has continuous access to product support.
See Note 16, Segment Information, to the Consolidated Financial Statements for information regarding total revenues by geographic region.
Estimates and Judgments
The Company makes estimates and judgments to allocate the transaction price based on an observable or estimated Standalone Selling Prices (“SSP”). The Company also makes estimates and judgments with respect to capitalizing incremental costs to obtain a customer contract and determining the subsequent amortization period. These estimates and judgments are discussed further below.
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
Allocating the Transaction Price Based on Standalone Selling Prices (SSP)
The Company allocates the transaction price to each performance obligation in a contract based on its relative SSP, which is the price, or estimated price, of the software or service when sold on a standalone basis at contract inception. When SSP is not directly observable, the Company estimates SSP. The selling price of both subscription services and product licenses is highly variable. The Company estimates SSP using a residual approach after first determining the SSP of any other services included in the arrangement. SSP for standard product support is established as a percentage of the stated net license fee, consistent with normal pricing practices and historical standalone renewals at similar percentages. The Company routinely analyzes its SSP and concluded its methodology results in a reasonable allocation of the transaction price.
(p) Incremental Costs to Obtain Customer Contracts
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
As of December 31, 2025 and 2024, capitalized costs to obtain customer contracts, net of accumulated amortization, were $79.3 million and $48.3 million, respectively, and are presented within “Deposits and other assets” in the Consolidated

Balance Sheets. During the years ended December 31, 2025, 2024, and 2023, amortization expenses related to these capitalized costs were $24.6 million, $12.3 million, and $8.1 million, respectively, and are reflected within “Sales and marketing” in the Consolidated Statements of Operations.
(q) Share-based Compensation
The Company maintains the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), and the 2023 Equity Incentive Plan (as amended, the “2023 Equity Plan,” and, together with the 2013 Equity Plan, the “Stock Incentive Plans”). As of May 2023, no new awards will be granted under the 2013 Equity Plan, though awards previously granted under the 2013 Equity Plan remain outstanding in accordance with their terms. Under the Stock Incentive Plans, the Company’s employees, officers, directors, and other eligible participants may be (with respect to the 2023 Equity Plan) and have been (with respect to both the 2023 Equity Plan and the 2013 Equity Plan) awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards. Additionally, under the 2023 Equity Plan, awards may be and have been granted that are subject to the achievement of one or more performance measures established by the Company’s Board of Directors (the "Board") or a duly authorized committee thereof. In January 2025, the Company’s stockholders approved an amendment to the 2023 Equity Plan (the “2024 Plan Amendment”) that had been previously adopted by the Board in December 2024, subject to stockholder approval. The 2024 Plan Amendment amended the 2023 Equity Plan to provide that, beginning on December 20, 2024, each non-employee director who is newly appointed to the Board shall automatically receive, upon the date of such director’s initial appointment to the Board, equity awards having an aggregate fair value equal to $2,000,000, one-half of which ($1,000,000) will consist of non-statutory stock options and one-half of which ($1,000,000) will consist of restricted stock units, with each award vesting annually in equal installments over four years. During 2021, the Company adopted and the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), under which eligible employees of the Company and certain of its subsidiaries may be provided with opportunities to purchase shares of the Company’s class A common stock.
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
The Company recognizes share-based compensation expense for service-conditioned awards granted under the Stock Incentive Plans and the 2021 ESPP on a straight-line basis over the requisite service period (generally, the vesting period for service-conditioned awards under the Stock Incentive Plans and the offering period under the 2021 ESPP). The Company recognizes share-based compensation expense for market-conditioned performance stock units granted under the 2023 Equity Plan ratably over the performance period using an accelerated attribution cost recognition method. Share-based compensation expense is recorded in cost of revenues or operating expense line items in the Consolidated Statements of Operations corresponding to the respective participant’s role or function.
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
For deferred tax assets, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The Company provides a valuation allowance to reduce deferred tax assets to the amount more-likely-than-not to be realized.
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
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies are required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies are also required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The Company adopted ASU 2023-09 prospectively for its annual period ended December 31, 2025. The adoption of ASU 2023-09 did not have a material effect on the Company’s Consolidated Financial Statements or Notes to the Financial Statements. For further information, see Note 10, Income Taxes.
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
As of December 31, 2025, the Company had five series of preferred stock outstanding: STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock. Only STRK Stock is convertible into the Company’s class A common stock and, therefore, is the only series of Preferred Stock that impacts diluted earnings per common share. Each share of STRK Stock is convertible at any time, at the option of the holder, into 0.1 shares of class A common stock. None of the Company's other series of outstanding Preferred Stock are convertible into any class of the Company's common stock and therefore do not impact the Company's diluted earnings per common share. Refer to Note 12, Redeemable Preferred Stock, Redeemable Preferred Stock, to the Consolidated Financial Statements, for additional information on the dividend, voting, and other rights of the Company's outstanding preferred stock.
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
See Note 13, Basic and Diluted Earnings (Loss) per Common Share, to the Consolidated Financial Statements for further information regarding the calculation of Basic and Diluted earnings (loss) per share.
(t) Foreign Currency Translation
The functional currency of the Company’s international operations is generally the local currency. Accordingly, such assets and liabilities of international subsidiaries are translated using exchange rates in effect at the end of the period, and revenue and expenses are translated using average monthly exchange rates for the period in which the transactions occur. The related translation adjustments are reported in “Accumulated other comprehensive loss” in stockholders’ equity. In general, upon complete or substantially complete liquidation of an investment in an international subsidiary, the amount of accumulated translation adjustments attributable to that subsidiary is reclassified from stockholders’ equity to the consolidated statements of operations. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.
As of December 31, 2025, 2024, and 2023, the cumulative foreign currency translation adjustments were $5.2 million, $15.4 million, and $11.4 million, respectively. No taxes were recognized on the temporary differences resulting from foreign currency translation adjustments for the years ended December 31, 2025, 2024, and 2023.
Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net loss of $16.8 million in 2025, net gain of $2.9 million in 2024, and net loss of $5.6 million in 2023, respectively, and are included in “Other (expense) income, net” in the Consolidated Statements of Operations.
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
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles: Goodwill and Other‒Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40) (ASU 2025-06) to modernize the accounting for software costs under Subtopic 350-40, Intangibles‒Goodwill and Other‒Internal-Use Software (referred to as “internal-use software”). Upon adoption, the Company will be required to account for internal-use software under the updated capitalization criteria. The standard is effective for our interim and annual 2028 periods, with early adoption permitted. The standard can be applied either prospectively, retrospectively, or under a modified transition approach. The Company is currently evaluating the impact of this guidance.
(4) Digital Assets
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
The following table presents a reconciliation of the opening and closing balances of the Company’s digital assets, including purchases and unrealized gains or losses as calculated after the adoption of ASU 2023-08 on January 1, 2025, and digital asset impairment losses as calculated prior to the adoption of ASU 2023-08 (in thousands, except number of bitcoins) for the periods indicated.

	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held
Balance at December 31, 2022 (before the adoption of ASU 2023-08)	$1,840,028	132,500
Digital asset purchases	1,902,299	56,650
Digital asset impairment losses	(115,851)	n/a
Balance at December 31, 2023 (before the adoption of ASU 2023-08)	$3,626,476	189,150
Digital asset purchases	22,072,759	258,320
Digital asset impairment losses	(1,789,862)	n/a
Balance at December 31, 2024 (before the adoption of ASU 2023-08)	$23,909,373	447,470
Cumulative effect upon adoption of ASU 2023-08	17,881,048	n/a

Digital asset purchases	22,467,083	225,030
Unrealized loss on digital assets (1)	(5,403,476)	n/a
Balance at December 31, 2025	$58,854,028	672,500
(1) Unrealized loss on digital assets is included in Unrealized loss on digital assets on the Consolidated Statements of Operations.
The Company did not sell any of its bitcoins during the years ended December 31, 2025, 2024, or 2023.
The following table summarizes the Company’s digital asset holdings (in thousands, except number of bitcoins), as of the dates indicated.

	December 31
	2025	2024	2023
Digital asset cost basis	$50,435,331	$27,968,248	$5,895,489
Digital asset fair value	$58,854,028	n/a	n/a
Cumulative digital asset impairment losses	n/a	$4,058,875	$2,269,013
The carrying value on the Company’s Consolidated Balance Sheet at each period-end prior to the adoption of ASC 2023-08 represented the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoin at any time since their acquisition. Therefore, these fair value measurements were made during the period from their acquisition through December 31, 2024.
From time to time, the Company’s execution partners may extend short-term trade credits to the Company and to MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, to purchase bitcoin in advance of using cash funds in the respective trading accounts. Previously, the Company also made bitcoin purchases on a delayed settlement basis. Trade credits and delayed settlement payments, as applicable, are due and payable after the bitcoin purchases are completed. In 2025 and 2024, certain bitcoin of the Company and MacroStrategy were subject to a first priority security interest and lien in order to secure payments owed by the Company or MacroStrategy with respect to these arrangements. While trade credits or delayed settlements are outstanding, the Company may incur interest fees and be required to maintain minimum balances in its trading and custody accounts with such execution partners. As of December 31, 2025 and 2024, the Company had no outstanding trade credits payable or delayed settlement obligations.
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
Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2025	2024
Billed and billable	$209,094	$183,391
Less: allowance for credit losses	(3,346)	(2,188)
Accounts receivable, net	$205,748	$181,203

Changes in the allowance for credit losses were not material for the year ended December 31, 2025.
Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $9.7 million and $2.6 million, as of December 31, 2025 and 2024, respectively, related primarily to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. These true-up adjustments are generally not material. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $4.7 million and $6.8 million, as of December 31, 2025 and 2024, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the years ended December 31, 2025, 2024, and 2023, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.
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
Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2025	2024
Current:
Deferred product licenses revenue	$3,053	$1,777
Deferred subscription services revenue	165,971	107,119
Deferred product support revenue	98,607	124,684
Deferred other services revenue	4,487	4,394
Total current deferred revenue and advance payments	$272,118	$237,974

Non-current:
Deferred product licenses revenue	$91	$174
Deferred subscription services revenue	3,308	2,263
Deferred product support revenue	1,362	2,111
Deferred other services revenue	690	422
Total non-current deferred revenue and advance payments	$5,451	$4,970
During the years ended December 31, 2025, 2024, and 2023, the Company recognized revenues of $242.9 million, $225.4 million, and $215.9 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of the respective year. For the years ended December 31, 2025, 2024, and 2023, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.
The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligation disclosure. As of December 31, 2025, the Company had an aggregate transaction price of $588.0 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. The Company expects to recognize $344.2 million within the next 12 months and the remainder thereafter.

(6) Property and Equipment
Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2025	2024
Corporate aircraft and related equipment	$48,996	$48,645
Computer equipment and purchased software	47,679	61,828
Furniture and equipment	11,942	9,708
Leasehold improvements	31,989	29,547
Internally developed software	5,969	9,917
Property and equipment, gross	146,575	159,645
Less: accumulated depreciation and amortization	(117,717)	(133,318)
Property and equipment, net	$28,858	$26,327
Depreciation and amortization expenses related to property and equipment were $5.8 million, $5.6 million, and $6.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The Company’s ROU asset and total lease liability balances were $47.0 million and $57.4 million, respectively, as of December 31, 2025, and $54.6 million and $66.8 million, respectively, as of December 31, 2024. The Company’s most significant lease is for its corporate headquarters in Northern Virginia. The ROU asset and total lease liability balances related to the Company’s corporate headquarters lease were $37.1 million and $46.8 million, respectively, as of December 31, 2025, and $42.8 million and $54.6 million, respectively, as of December 31, 2024. The lease agreement for the Company’s corporate headquarters location is set to expire in December 2030, with an option for the Company to extend the term for an additional five or 10 consecutive years. The Company is currently not reasonably certain it will exercise this renewal option and therefore has not included the renewal option in the lease term. Several of the Company’s remaining leases contain options for renewal or options to terminate all or a portion of the leased space. The Company continually assesses the likelihood of exercising these options and recognizes an option as part of its ROU assets and lease liabilities if and when it is reasonably certain that it will exercise the option.

The following table presents the Company’s total lease cost and other lease details for the periods indicated (in thousands, except years and discount rates):

	Years Ended December 31,
	2025	2024	2023
Lease cost:
Operating lease cost	$12,574	$12,577	$13,081
Short-term lease cost	721	619	579
Variable lease cost	439	632	783
Total lease cost	$13,734	$13,828	$14,443
Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$14,434	$14,525	$9,862
ROU assets obtained in exchange for new operating lease liabilities	$1,110	$6,032	$6,183
Weighted average remaining lease term in years – operating leases	4.9	5.8	6.6
Weighted average discount rate – operating leases	6.0%	6.0%	6.0%
The following table presents the maturities of the Company’s operating lease liabilities as of December 31, 2025 (in thousands):

For the year ended December 31,
2026	$15,093
2027	14,293
2028	13,815
2029	12,942
2030	8,097
Thereafter	1,442
Total lease payments	65,682
Less: imputed interest	(8,240)
Total	$57,442

Reported as:
Current operating lease liabilities	$11,307
Non-current operating lease liabilities	46,135
Total	$57,442
(8) Long-term Debt
The net carrying value of the Company’s outstanding debt (in thousands) consisted of the following as of:

	December 31,
	2025	2024
2027 Convertible Notes	$—	$1,041,352
2028 Convertible Notes	1,002,736	998,543
2029 Convertible Notes	2,982,316	2,975,037
2030A Convertible Notes	789,109	785,172
2030B Convertible Notes	1,989,115	—
2031 Convertible Notes	596,843	594,476
2032 Convertible Notes	790,113	787,417
Other long-term secured debt	39,923	9,678
Total	$8,190,155	$7,191,675
Reported as:
Current portion of long-term debt, net	31,313	517
Long-term debt, net	8,158,842	7,191,158
Total	$8,190,155	$7,191,675
Convertible Senior Notes
As of December 31, 2025, the following convertible notes were outstanding (the “Outstanding Convertible Notes”):
•$1.01 billion aggregate principal amount of 0.625% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”);
•$3.00 billion aggregate principal amount of 0% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”);
•$800.0 million aggregate principal amount of 0.625% Convertible Senior Notes due 2030 (the “2030A Convertible Notes”);
•$2.00 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030B Convertible Notes”);
•$603.7 million aggregate principal amount of 0.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”); and
•$800.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”).
Additionally, the Company also previously issued, in February 2021, $1.05 billion aggregate principal amount of 0% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”, and together with the Outstanding Convertible Notes, the “Convertible Notes”). All of the 2027 Convertible Notes were redeemed or converted into the Company’s class A common stock during the first quarter of 2025.
Each of the Convertible Notes were issued in a private offering. The Outstanding Convertible Notes are, and the 2027 Convertible Notes were, senior unsecured obligations of the Company ranking senior in right of payment to any of the Company’s indebtedness expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries. The following table summarizes the key terms of each of the Convertible Notes (principal at inception, net proceeds, and issuance costs are each reported in thousands). The summaries below are qualified in their entirety by the full text of the applicable indenture:

	2027 Convertible Notes	2028 Convertible Notes	2029 Convertible Notes	2030A Convertible Notes	2030B Convertible Notes	2031 Convertible Notes	2032 Convertible Notes
Issuance Date	February 2021	September 2024	November 2024	March 2024	February 2025	March 2024	June 2024
Maturity Date (1)	February 15, 2027	September 15, 2028	December 1, 2029	March 15, 2030	March 1, 2030	March 15, 2031	June 15, 2032
Principal at Inception	$1,050,000	$1,010,000	$3,000,000	$800,000	$2,000,000	$603,750	$800,000
Stated Interest Rate (2)	0.000%	0.625%	0.000%	0.625%	0.000%	0.875%	2.250%
Interest Payment Dates (3)	February 15 & August 15	March 15 & September 15	June 1 & December 1	March 15 & September 15	March 1 & September 1	March 15 & September 15	June 15 & December 15
Net Proceeds	$1,025,830	$997,375	$2,974,250	$782,000	$1,984,852	$592,567	$786,000
Issuance Costs (4)	$24,170	$12,625	$25,750	$18,000	$15,148	$11,183	$14,000
Effective Interest Rate (4)	0.39%	1.05%	0.24%	1.14%	0.25%	1.30%	2.63%
Date of Holder Put Option (5)	n/a	September 15, 2027	June 1, 2028	September 15, 2028	March 1, 2028	September 15, 2028	June 15, 2029
Initial Conversion Rate (6)	6.98	5.46	1.49	6.68	2.31	4.30	4.89
Initial Conversion Price (7)	$143.25	$183.19	$672.40	$149.77	$433.43	$232.72	$204.33
Convertible at any time after the following date (8) (9)	January 24, 2025	March 15, 2028	June 1, 2029	September 15, 2029	December 3, 2029	September 15, 2030	December 15, 2031
Not redeemable by the Company prior to the following date (10)	February 20, 2024	December 20, 2027	December 4, 2026	March 22, 2027	March 5, 2027	March 22, 2028	June 20, 2029
Redemption Date (11)	February 24, 2025	n/a	n/a	n/a	n/a	n/a	n/a
(1)“Maturity Date” is the stated maturity date under each applicable indenture governing such notes, unless earlier converted, redeemed, or repurchased in accordance with their terms.
(2)Holders may receive additional or special interest under specified circumstances as outlined under each applicable indenture governing the Convertible Notes.
(3)The 2029 Convertible Notes and the 2030B Convertible Notes do not bear regular interest. Additionally, the 2027 Convertible Notes did not bear regular interest prior to their redemption.
(4)“Issuance Costs” reflect the customary offering expenses associated with each of the Convertible Notes. The Company accounts for these issuance costs as a reduction to the principal amount of the respective Convertible Notes and amortizes the issuance costs to interest expense from the respective debt issuance dates through the earlier of the “Maturity Date” or the “Date of Holder Put Option,” if applicable, at the “Effective Interest Rates” stated in the table.
(5)“Date of Holder Put Option” represents the respective dates upon which holders of the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2030B Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes each have a noncontingent right to require the Company to repurchase for cash all or any portion of their respective notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date.
(6)The “Initial Conversion Rate” is stated in the approximate number of shares of the Company’s class A common stock per $1,000 principal amount. The conversion rates are subject to customary anti-dilution adjustments. In addition, following certain events that may occur prior to the respective maturity dates or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its respective Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in each indenture governing the respective Convertible Notes.
(7)The “Initial Conversion Price” is stated in dollars per share of the Company’s class A common stock.

(8)On or after the stated dates until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert the Convertible Notes at any time. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s class A common stock, or a combination of cash and shares of class A common stock, at the Company’s election. For the 2027 Convertible Notes, the date presented is the date on which the Company delivered its notice of full redemption of the 2027 Convertible Notes, which resulted in the 2027 Convertible Notes being convertible at any time thereafter until 5:00pm New York City time, on February 20, 2025. See below under “Conversions and Redemption of Convertible Notes” for further information.
(9)Prior to the respective dates, the Convertible Notes are convertible only under the following circumstances:
a.during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Convertible Notes on each applicable trading day;
b.during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined under each applicable indenture governing the respective Convertible Notes) per $1,000 principal amount of the respective Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s class A common stock and the applicable conversion rate on each such trading day;
c.(a) in the case of the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes, the Company calls any or all of such Convertible Notes for redemption, then a holder may surrender all or any part of such of its Convertible Notes as called for redemption for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (b) in the case of the 2030B Convertible Notes, the Company calls any 2030B Convertible Notes for redemption, then the holders of such 2030B Convertible Note may convert such 2030B Convertible Notes at any time before the close of business on the second business day immediately before the related redemption date; and
d.upon occurrence of specified corporate events as described in each applicable indenture governing the respective Convertible Notes.
(10)The Company may redeem for cash all or a portion of the Convertible Notes at its option, on or after the stated dates, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the respective Convertible Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. See below “Conversions and Redemption of Convertible Notes” subsection for information regarding the Company’s notice of redemption of the 2027 Convertible Notes.
(11)“Redemption Date” for the 2027 Convertible Notes is the date on which the Company redeemed all outstanding 2027 Convertible Notes.
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

Conversions and Redemption of Convertible Notes
On January 24, 2025, the Company delivered a notice of full redemption (the "2027 Redemption Notice") to the trustee of the Company’s 2027 Convertible Notes for the redemption of all $1.05 billion in aggregate principal amount of the 2027 Convertible Notes then outstanding on February 24, 2025 (the “2027 Redemption Date”), at a redemption price equal to 100% of the principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to but excluding the 2027 Redemption Date, unless earlier converted. Due to the Company’s issuance of the 2027 Redemption Notice, the 2027 Convertible Notes became convertible at the option of the holders of such notes from the delivery of the 2027 Redemption Notice until 5:00 p.m., New York City time, on February 20, 2025. The Company elected to satisfy its conversion obligation with respect to the 2027 Convertible Notes by delivering solely shares of its class A common stock, together with cash in lieu of any fractional shares. Holders of the 2027 Convertible Notes requested to convert $1.05 billion in principal amount of the 2027 Convertible Notes for which the Company issued 7,373,528 shares of the Company’s class A common stock and paid a nominal amount of cash in lieu of fractional shares upon settlement of such conversion requests, in accordance with the terms and provisions of the indenture governing the 2027 Convertible Notes. There were no outstanding 2027 Convertible Notes as of December 31, 2025.
During the year ended December 31, 2025, the Company received from certain holders of the 2031 Convertible Notes requests to convert an immaterial principal amount of the 2031 Convertible Notes, which the Company settled in shares of class A common stock and a nominal amount of cash in lieu of fractional shares in accordance with the terms and provisions of the indenture governing the 2031 Convertible Notes.
During the year ended December 31, 2024 (and prior to the delivery of the 2025 Redemption Notice (defined below)), the Company received from certain holders of the Company’s 0.750% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) requests to convert an immaterial principal amount of the 2025 Convertible Notes, which the Company elected to settle in shares of class A common stock and cash in accordance with the terms and provisions of the indenture governing the 2025 Convertible Notes.
On June 13, 2024, the Company announced that it delivered a notice of redemption (the “2025 Redemption Notice”) to the trustee of the 2025 Convertible Notes for redemption of all $650.0 million in aggregate principal amount of the 2025 Convertible Notes then outstanding on July 15, 2024 (the “2025 Redemption Date”). Due to the Company’s issuance of the 2025 Redemption Notice, the 2025 Convertible Notes became convertible at the option of the holders of such notes from the delivery of the 2025 Redemption Notice until 5:00 p.m., New York City time, on July 11, 2024. The Company elected to satisfy its conversion obligation with respect to the 2025 Convertible Notes by delivering solely shares of its class A common stock, together with cash in lieu of any fractional shares. Holders of the 2025 Convertible Notes requested to convert $649.7 million in principal amount of the 2025 Convertible Notes prior to the 2025 Redemption Date, for which the Company issued 16,323,050 shares of the Company’s class A common stock and paid a nominal amount of cash in lieu of fractional shares upon settlement of such conversion requests, in accordance with the terms and provisions of the indenture governing the 2025 Convertible Notes. On the 2025 Redemption Date, the Company redeemed $0.3 million aggregate principal amount of 2025 Convertible Notes, constituting all of the 2025 Convertible Notes then outstanding, at an aggregate redemption price of $0.3 million in cash, equal to 100% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued and unpaid interest, to but excluding the 2025 Redemption Date. There were no outstanding 2025 Convertible Notes as of December 31, 2024.
Collective Convertible Notes Disclosures
As of December 31, 2025, the maximum number of shares into which the Convertible Notes could have been potentially converted if the conversion features were triggered at the conversion rates then in effect based on the Convertible Notes then outstanding on such date was:
•2028 Convertible Notes: 5,513,489 shares of class A common stock;
•2029 Convertible Notes: 4,461,600 shares of class A common stock;
•2030A Convertible Notes: 5,341,600 shares of class A common stock;
•2030B Convertible Notes: 4,614,400 shares of class A common stock;
•2031 Convertible Notes: 2,593,923 shares of class A common stock; and
•2032 Convertible Notes: 3,915,200 shares of class A common stock.
The 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes were convertible at the option of the holders during certain quarters of the year ended December 31, 2025. However, the Company did not receive any requests to convert the 2028 Convertible Notes, 2030A Convertible Notes, and 2032

Convertible Notes during such periods. See “Conversions and Redemption of Convertible Notes” above for additional information about conversions of the 2031 Convertible Notes.
The Outstanding Convertible Notes may be convertible in future periods if one or more of the conversion conditions are satisfied during future measurement periods. None of the Outstanding Convertible Notes are convertible at the option of holders during the three months ending March 31, 2026.
No conversions of the Outstanding Convertible Notes occurred during the years ended December 31, 2025, 2024, and 2023, except for the 2031 Convertible Notes as discussed above under the “Conversions and Redemption of Convertible Notes” subsection.
Other than the Company’s redemption of the 2027 Convertible Notes, the Company did not redeem any of the Convertible Notes during the year ended December 31, 2025.
As of December 31, 2025 and 2024, the net carrying value of the Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.
The following is a summary of the Company’s convertible debt instruments as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Outstanding Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Fair Value
				Amount	Leveling
2028 Convertible Notes	$1,010,000	$(7,264)	$1,002,736	$1,214,525	Level 2
2029 Convertible Notes	3,000,000	(17,684)	2,982,316	2,468,832	Level 2
2030A Convertible Notes	800,000	(10,891)	789,109	1,014,071	Level 2
2030B Convertible Notes	2,000,000	(10,885)	1,989,115	1,728,262	Level 2
2031 Convertible Notes	603,659	(6,816)	596,843	621,950	Level 2
2032 Convertible Notes	800,000	(9,887)	790,113	892,562	Level 2
Total	$8,213,659	$(63,427)	$8,150,232	$7,940,202

	December 31, 2024
	Outstanding Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Fair Value
				Amount	Leveling
2027 Convertible Notes	$1,050,000	$(8,648)	$1,041,352	$2,134,125	Level 2
2028 Convertible Notes	1,010,000	(11,457)	998,543	1,927,828	Level 2
2029 Convertible Notes	3,000,000	(24,963)	2,975,037	2,447,682	Level 2
2030A Convertible Notes	800,000	(14,828)	785,172	1,657,323	Level 2
2031 Convertible Notes	603,750	(9,274)	594,476	877,559	Level 2
2032 Convertible Notes	800,000	(12,583)	787,417	1,324,602	Level 2
Total	$7,263,750	$(81,753)	$7,181,997	$10,369,119
The fair value of the Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).

For the years ended December 31, 2025, 2024 and 2023, interest expense related to the Convertible Notes was as follows (in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Contractual Interest Expense	Amortization of Issuance Costs	Total	Contractual Interest Expense	Amortization of Issuance Costs	Total	Contractual Interest Expense	Amortization of Issuance Costs	Total
2025 Convertible Notes	$—	$—	$—	$2,371	$1,494	$3,865	$4,875	$3,043	$7,918
2027 Convertible Notes	—	401	401	—	4,046	4,046	—	4,029	4,029
2028 Convertible Notes	6,313	4,192	10,505	1,771	1,168	2,939	—	—	—
2029 Convertible Notes	—	7,279	7,279	—	787	787	—	—	—
2030A Convertible Notes	5,000	3,937	8,937	4,069	3,172	7,241	—	—	—
2030B Convertible Notes	—	4,263	4,263	—	—	—	—	—	—
2031 Convertible Notes	5,282	2,457	7,739	4,154	1,909	6,063	—	—	—
2032 Convertible Notes	18,000	2,696	20,696	9,650	1,417	11,067	—	—	—
Total	$34,595	$25,225	$59,820	$22,015	$13,993	$36,008	$4,875	$7,072	$11,947
The Company paid $34.5 million, $16.5 million and $4.9 million, respectively, in interest related to the Convertible Notes during the years ended December 31, 2025, 2024, and 2023. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.
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
No interest expense related to the 2028 Secured Notes was recognized after the debt was repaid in full during the third quarter of 2024. For the years ended December 31, 2024 and 2023, interest expense related to the 2028 Secured Notes was as follows (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Contractual Interest Expense	Amortization of Issuance Costs	Total	Contractual Interest Expense	Amortization of Issuance Costs	Total
2028 Secured Notes	$22,628	$1,287	$23,915	$30,625	$1,646	$32,271
The Company paid $23.9 million and $30.6 million respectively, in interest related to the 2028 Secured Notes during the years ended December 31, 2024 and 2023.
Other long-term secured debt
In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness. After monthly payments made under the terms of the agreement, the loan had a net carrying value of $9.2 million and $9.7 million as of December 31, 2025 and 2024, respectively, and an outstanding principal balance of $9.2 million and $9.8 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, $0.6 million and $0.5 million of the respective net carrying values were short-term and presented in "Current portion of long-term debt, net" in the Consolidated Balance Sheets.
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
After monthly payments made under the terms of these other long-term secured debt agreements, the other long-term secured debt had an aggregate net carrying value of $39.9 million and $9.7 million as of December 31, 2025 and 2024, respectively, and an aggregate outstanding principal balance of $40.3 million and $9.8 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, and 2024, $31.3 million and $0.5 million of the respective net carrying values were short-term and were presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheets.
Maturities
The following table shows the maturities of the Company’s debt instruments as of December 31, 2025 (in thousands). The principal payments related to the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2030B Convertible Notes, 2031 Convertible Notes, and 2032 Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the respective convertible notes on their respective Date of Holder Put Option.

Payments due by period ended December 31,	2028 Convertible Notes	2029 Convertible Notes	2030A Convertible Notes	2030B Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	Other long-term secured debt	Total
2026	$—	$—	$—	$—	$—	$—	$31,708	$31,708
2027	1,010,000	—	—	—	—	—	8,633	1,018,633
2028	—	3,000,000	800,000	2,000,000	603,659	—	—	6,403,659
2029	—	—	—	—	—	800,000	—	800,000
2030	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total	$1,010,000	$3,000,000	$800,000	$2,000,000	$603,659	$800,000	$40,341	$8,254,000
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
(9) Commitments and Contingencies
(a) Commitments
From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of December 31, 2025 or December 31, 2024.
The following table shows future minimum payments related to noncancelable purchase agreements with initial terms of greater than one year as of December 31, 2025 (in thousands):

Year	Purchase Obligations
2026	$69,000
2027	59,644
2028	27,473
2029	—
2030	—
Thereafter	—
$156,117
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
The Company’s Brazilian subsidiary voluntarily disclosed information from its 2018 internal review to Brazil’s General Superintendence of the Administrative Council for Economic Defense (“SG/CADE”), the Federal Comptroller General (“CGU”) and the Office of the Comptroller General of the State of São Paulo (“CGE-SP”). Following this voluntary disclosure and cooperation with these agencies, the Company’s Brazilian subsidiary signed leniency agreements with the SG/CADE in September 2020, with the CGU and the Federal General Attorney’s Office (“AGU”) in July 2024, and with the CGE-SP and the Office of the Attorney General of the State of São Paulo (“PGE-SP”) in April 2025.
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
Pursuant to its leniency agreement with the CGU and the AGU, the Brazilian subsidiary (i) paid approximately BRL6.16 million (equivalent to approximately $1.1 million) in July 2024, (ii) agreed to certain undertakings regarding its compliance program, and (iii) has been granted immunity from debarment and other sanctions. As a result of this leniency agreement, the CGU dismissed its pending administrative action against the Brazilian subsidiary over alleged procurement violations.
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
Pursuant to its leniency agreement with the CGE-SP and PGE-SP, the Brazilian subsidiary (i) paid approximately BRL2.38 million (equivalent to approximately $0.4 million) in April 2025, and (ii) has been granted immunity from debarment and other sanctions.
The Company’s Brazilian subsidiary continues to cooperate with requests from government authorities related to the above matters. As of December 31, 2025, the Company remained unable to reasonably estimate a range of loss beyond the payments described above.
Shareholder Action
On July 21, 2025, David Dodge filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against the Company and the Company’s Board alleging violations of the Delaware General Corporation Law (the “DGCL”), and asserting a claim against the Company’s Board for breach of fiduciary duty in connection with the purported DGCL violation. Plaintiff Dodge purports to assert claims on behalf of himself and similarly situated holders of the Company’s common stock alleging that pursuant to Section 242 of the DGCL (“Section 242”), the holders of the Company’s common stock were entitled to vote on the STRK Amendment (as defined in Note 12, Redeemable Preferred Stock) the Company filed on July 7, 2025 with the Secretary of State of the State of Delaware. Refer to Note 12, Redeemable Preferred Stock, for additional information on the STRK Amendment. Plaintiff Dodge seeks, among other things, an order (i) finding, determining and declaring that the Company violated Section 242; (ii) finding, determining and declaring that the Board has breached its fiduciary duties; (iii) deeming the STRK Amendment ineffective and requiring that the Company file a certificate of correction with the Delaware Secretary of State invalidating the STRK Amendment; (iv) awarding unspecified damages to Plaintiff Dodge and the class, including interest; (v) awarding attorneys’ fees and costs; and (vi) granting other relief. At this time, the Company cannot predict the outcome or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
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
(10) Income Taxes
Income before Income Tax Expense – Domestic and Foreign
U.S. and international components of (loss) income before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
U.S.	$(5,578,372)	$(1,966,444)	$(157,810)
Foreign	52,418	32,098	33,285
Total	$(5,525,954)	$(1,934,346)	$(124,525)

The (benefit from) provision for income taxes (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$24	$(5,202)	$2,774
State	708	72	3,376
Foreign	5,417	5,368	9,146
	$6,149	$238	$15,296

Deferred:
Federal	$(1,116,016)	$(505,359)	$(374,800)
State	(569,751)	(262,441)	(194,374)
Foreign	1,816	(123)	232
	$(1,683,951)	$(767,923)	$(568,942)

Total Income tax expense (benefit)
Federal	$(1,115,992)	$(510,561)	$(372,026)
State	(569,043)	(262,369)	(190,998)
Foreign	7,233	5,245	9,378
Total benefit	$(1,677,802)	$(767,685)	$(553,646)
Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate
The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss before income taxes as follows for the periods indicated.
Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands):

	December 31, 2025
	$	%
U.S. Federal Statutory Tax Rate	$(1,160,450)	21.0%
State and Local Income Tax, Net of Federal Income Tax Effect*	(449,659)	8.1%
Foreign Tax Effects
Other Foreign Jurisdictions	(3,912)	0.1%
Domestic U.S. Federal
Effect of Cross-Border Tax Laws	2,746	(0.1)%
Tax Credits	(8,710)	0.2%
Nontaxable or Nondeductible Items
Stock Compensation	(61,051)	1.1%
Other	2,291	—%
Changes in Unrecognized Tax Benefits	943	—%
Total tax benefit and effective income tax rate	$(1,677,802)	30.4%
* State taxes in Virginia made up the majority (greater than 50 percent) of the tax effect in this category.
During the year ended December 31, 2025, the Company's benefit from income taxes primarily related to (i) the tax effect of the unrealized loss on digital assets and (ii) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units).
Below is a reconciliation of the statutory federal income tax expense and the Company’s total income tax expense for the years ended December 31, 2024 and 2023:

	December 31, 2025
	2024	2023
Income tax expense at federal statutory rate	21.0%	21.0%
State taxes, net of federal tax effect	10.7%	8.4%
Other international components	(0.5)%	(3.4)%
Change in valuation allowance	—%	409.5%
Non-deductible officers compensation	(0.9)%	(5.5)%
Research and development tax credit	0.5%	2.7%
Share-based compensation	8.7%	3.4%
Rate changes, including states	(0.1)%	11.0%
Other permanent differences (1)	0.3%	(2.5)%
Effective income tax rate	39.7%	444.6%
(1)Included in the “Other permanent differences” category in the table above are other permanent items, each below the threshold required for separate presentation in the table.
During the year ended December 31, 2024, the Company's benefit from income taxes primarily related to (i) a tax benefit from an increase in the Company's deferred tax asset related to the impairment on its bitcoin holdings and (ii) a tax benefit related to share-based compensation (including the income tax effects of exercises of stock options and vesting of share-settled restricted stock units).
Income Tax Payments
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025 (in thousands):

Jurisdictions	Income Taxes Paid
Federal Taxes
U.S.	$7,931
State Taxes
Other State Jurisdictions	1,044
Foreign Taxes
Netherlands	1,047
Other Foreign Jurisdictions	3,110
Total	$13,132

Deferred tax assets and liabilities
Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows for the periods indicated:

	December 31,
	2025	2024
Deferred tax assets, net:
Net operating loss carryforwards	$327,200	$231,063
Tax credit carryforwards	14,270	6,287
Intangible assets, including capitalized R&D	112,430	88,362
Deferred revenue	1,021	902
Accrued compensation	5,264	5,204
Share-based compensation expense	12,340	14,042
Digital asset impairment losses	—	1,165,831
Interest expense carryforward	36,320	24,974
Lease liability	14,363	16,734
Other	6,719	1,854
Deferred tax assets before valuation allowance	529,927	1,555,253
Valuation allowance	(494)	(494)
Deferred tax assets, net of valuation allowance	529,433	1,554,759

Deferred tax liabilities:
Prepaid expenses and other	(14,078)	(8,278)
Digital assets	(2,417,297)	—
Property and equipment	—	(373)
Deferred tax on undistributed foreign earnings	(4,583)	(3,962)
Right of use asset	(15,422)	(17,246)
Total deferred tax liabilities	(2,451,380)	(29,859)
Total net deferred tax asset (liability)	$(1,921,947)	$1,524,900

Reported as:
Non-current deferred tax assets	4,507	1,525,307
Non-current deferred tax liabilities	(1,926,454)	(407)
Total net deferred tax asset (liability)	$(1,921,947)	$1,524,900
The Company had $1.10 billion of U.S. Net operating loss ("NOL") carryforwards as of December 31, 2025 that can be carried forward indefinitely and $775.9 million of U.S. NOL carryforwards as of December 31, 2024. In addition, as of December 31, 2025, the Company had $14.3 million of tax credits that will expire by 2045. The Company also had $7.6 million and $5.9 million of foreign NOL carryforwards as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company also had gross state NOLs of $1.77 billion of which $516.6 million will expire between 2034 and 2044, and the remainder can be carried forward indefinitely.
The Company’s valuation allowance of $0.5 million at both December 31, 2025 and 2024, primarily related to the Company’s deferred tax assets related to foreign tax credits in certain jurisdictions that, in the Company’s present estimation, more likely than not will not be realized.
Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. The Company’s ability to realize its remaining deferred tax assets as of December 31, 2025 was primarily dependent upon generating sufficient taxable income of the proper character in future years. Management has concluded that there was sufficient positive evidence to support the expected realization of these deferred tax assets primarily due to the fact that the excess of the fair market value of the Company’s bitcoin over the cost basis of the Company’s bitcoin as of December 31, 2025 resulted in a significant built-in gain for tax purposes and was therefore a source of future taxable income that was expected to allow all of the U.S. net deferred tax assets to be realized. As part of the assessment of the amount of the valuation allowance, the Company considered that it had the ability and intent to execute tax planning strategies if necessary, including selling bitcoin with a built-in gain.
After consideration of all available evidence, the Company concluded that, as of December 31, 2025, it was more likely than not that its deferred tax assets, with the exception of certain foreign tax credits for which a valuation allowance had been established, would be realized. If the fair market value of bitcoin declines in future periods, the Company would need to assess other sources of forecasted taxable income of proper character, which could result in additional valuation allowances being recorded. If the fair market value of bitcoin declines to the point where the Company's cost basis in its bitcoin exceeds the fair market value, the deferred tax liability with respect to the unrealized gains would be reversed and a deferred tax asset for the unrealized loss would be recorded and the Company may be required to establish a valuation allowance against all of the Company's US federal and state deferred tax assets.
As of December 31, 2025 and 2024, the Company had income taxes payable of $1.8 million and $9.5 million, respectively, recorded in "Accounts payable, accrued expenses, and operating lease liabilities" in the Company’s Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company had income taxes receivable of $4.5 million and $7.1 million, respectively, recorded in " Prepaid expenses and other current assets" in the Company's Consolidated Balance Sheets.
As of December 31, 2025, the Company had gross unrecognized income tax benefits of $13.4 million, including accrued interest, $3.0 million of which was recorded in “Other long-term liabilities” and $10.4 million of which was recorded in “Deferred tax liability” in the Company’s Consolidated Balance Sheets. The change in unrecognized income tax benefits (in thousands) is presented in the table below for the periods indicated:

	2025	2024	2023
Unrecognized income tax benefits at beginning of year	$10,053	$7,898	$5,811
Increase (decrease) related to positions taken in prior period	967	216	1458
Increase related to positions taken in current period	2,380	2,898	930
Decrease related to settlement with tax authorities	—	—	—
Decrease related to expiration of statute of limitations	(373)	(959)	(301)
Unrecognized income tax benefits at end of year	13,027	10,053	7,898
Accrued interest	348	195	352
Gross unrecognized income tax benefits at end of year	$13,375	$10,248	$8,250
If recognized, $13.4 million of the gross unrecognized income tax benefits as of December 31, 2025 would impact the Company’s effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the (benefit from) provision for income taxes. During the years ended December 31, 2025, 2024, and 2023, the Company released or recognized an immaterial amount of accrued interest. The amount of accumulated accrued interest related to the above unrecognized income tax benefits was approximately $0.3 million and $0.2 million as of December 31, 2025 and 2024, respectively.
The Company files tax returns in numerous foreign countries as well as in the United States, and its tax returns may be subject to audit by tax authorities in all jurisdictions in which it files. Each country has its own statute of limitations for assessing additional tax liabilities. As of December 31, 2025, the Company’s U.S. federal income tax return for tax year 2022 is under audit. The Company's U.S. federal income tax returns for tax years 2022 and forward remain subject to potential examination. However, due to the Company’s use of state NOL carryovers in the United States, state tax authorities may attempt to reduce or fully offset the amount of state NOL carryovers from tax years ended 2011 and forward that the Company utilized in later tax years. The Company’s major foreign tax jurisdictions and the tax years that remain subject to potential examination are Italy and Poland for tax years 2021 and forward; and Spain, Germany, and the United Kingdom for tax years 2022 and forward. To date there have been no material audit assessments related to any of the applicable foreign jurisdictions.
The Company previously disclosed that, given the potential magnitude of the unrealized gain on its digital assets, the Company expected that it could become subject to CAMT in future tax years. On September 30, 2025, the Treasury and IRS issued Interim Guidance which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing AFSI (if such assets are measured at fair value for financial statement income purposes but are not marked to market for regular tax purposes) for purposes of determining whether it is subject to the CAMT. The Treasury and IRS intend to issue revised proposed regulations similar to the Interim Guidance. Pursuant to the Interim Guidance, the Company plans to exclude any unrealized gains and losses on its bitcoin holdings from the calculation of its AFSI for purposes of determining whether the Company is subject to CAMT. As a result, the Company does not expect to become subject to CAMT due to unrealized gains on its bitcoin holdings, if any.

(11) Share-based Compensation
Stock Incentive Plans
On May 24, 2023, the Company’s stockholders approved the Company’s 2023 Equity Plan, which became effective as of such date. No awards may be granted under the 2023 Equity Plan more than 10 years after the 2023 Equity Plan’s effective date. No new awards will be granted under the Company’s 2013 Equity Plan, though awards previously granted under the 2013 Equity Plan remain outstanding in accordance with their terms. Under the Stock Incentive Plans, the Company’s employees, officers, directors, and other eligible participants may be (with respect to the 2023 Equity Plan) and have been (with respect to both the 2023 Equity Plan and the 2013 Equity Plan) awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, and other stock-based awards. Additionally, under the 2023 Equity Plan, awards may be and have been granted that are subject to the achievement of one or more performance measures established by the Company’s Board or a duly authorized committee thereof. Any shares issued under the Stock Incentive Plans may consist in whole or in part of authorized but unissued shares or treasury shares.
On January 21, 2025, the Company’s stockholders approved the 2024 Plan Amendment. The 2024 Plan Amendment amended the 2023 Equity Plan to provide that, beginning on December 20, 2024, each non-employee director who is newly appointed to the Board shall automatically receive, upon the date of such director’s initial appointment to the Board, equity awards having an aggregate fair value equal to $2,000,000, one-half of which ($1,000,000) will consist of a non-statutory stock option and one-half of which ($1,000,000) will consist of restricted stock units, with each award vesting annually in equal installments over four years.
An aggregate of up to 19,327,030 shares of the Company’s class A common stock were initially authorized for issuance under the 2023 Equity Plan, comprised of (i) 2,000,000 shares of the Company’s class A common stock authorized under the 2023 Equity Plan and (ii) up to an aggregate of 17,327,030 shares of the Company’s class A common stock consisting of: (a) the shares of class A common stock reserved for issuance under the 2013 Equity Plan that remained available for grant as of May 23, 2023, and (b) shares of class A common stock subject to awards granted under the 2013 Equity Plan that were outstanding as of May 23, 2023 and which subsequently expire, terminate or are otherwise surrendered, cancelled or forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, including shares subject to awards granted under the 2013 Equity Plan that are delivered (either by actual delivery, attestation or net exercise) to the Company by a participant to (x) purchase shares upon the exercise of such award or (y) satisfy tax withholding obligations with respect to such awards, including shares retained from the award creating the tax obligation, subject, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended. As of December 31, 2025, there were 3,142,799 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan.
In determining related share-based compensation expense for any award under the Stock Incentive Plans, the Company has made an accounting policy election to account for forfeitures of awards as they occur and therefore share-based compensation expense presented below has not been adjusted for any estimated forfeitures.
Stock option awards
Stock options granted under the Stock Incentive Plans must have an exercise price equal to at least the fair market value of the Company’s class A common stock on the date of grant, become exercisable as established by the Board or the Compensation Committee, and expire no later than 10 years following the date of grant. The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). With the exception of annual grants of stock option awards to non-employee members of the Company’s Board under the 2023 Equity Plan, which vest in full after one year, the stock option awards granted to date vest in equal annual installments over an approximately four-year vesting period (unless accelerated in connection with a change in control event under specified conditions or the death of the participant, in each case as set forth in the applicable option agreement or otherwise in accordance with provisions of the Stock Incentive Plans).
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
As of December 31, 2025, there were options to purchase 3,535,016 shares of class A common stock outstanding under the Stock Incentive Plans. The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the periods indicated:

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of January 1, 2023	15,769	$28.83
Granted	368	29.01
Exercised	(1,756)	17.38	$36,636
Forfeited/Expired	(1,445)	44.15
Balance as of December 31, 2023	12,936	28.68
Granted	97	163.16
Exercised	(7,826)	23.55	$807,096
Forfeited/Expired	(251)	45.58
Balance as of December 31, 2024	4,956	38.56
Granted	64	282.46
Exercised	(1,121)	37.61	$353,207
Forfeited/Expired	(364)	44.94
Balance as of December 31, 2025	3,535	$42.63
Exercisable as of December 31, 2025	2,744	$37.93	$313,658	4.8
Expected to vest as of December 31, 2025	791	$58.93	81,418	6.8
Total	3,535	$42.63	$395,076	5.2
Stock options outstanding as of December 31, 2025 are comprised of the following range of exercise prices per share (in thousands, except per share data and years):

	Stock Options Outstanding at December 31, 2025
Range of Exercise Prices per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
$12.45 - $20.00	909	$15.35	3.5
$20.01 - $30.00	868	$24.48	6.8
$30.01 - $40.00	15	$30.16	7.4
$40.01 - $50.00	894	$41.19	5.9
$50.01 - $70.00	718	$69.12	4.0
$70.01 -$220.00	77	$162.10	8.3
$220.01 - $300.00	36	$261.38	9.1
$300.01 - $364.20	11	$364.20	9.0
$364.21 and over	7	$371.27	9.5
Total	3,535	$42.63	5.2

An aggregate of 1,380,198, 1,727,360, and 2,606,250 stock options with an aggregate grant date fair value of $38.7 million, $41.3 million, and $51.6 million vested during the years ended December 31, 2025, 2024, and 2023, respectively.
The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $282.46, $114.18, and $19.49 for each share subject to a stock option granted during the years ended December 31, 2025, 2024, and 2023, respectively, based on the following assumptions:

	Years Ended December 31,
	2025	2024	2023
Expected term of awards in years	5.5 - 6.3	5.5 - 6.3	5.5 - 6.3
Expected volatility	83.8% - 91.5%	75.1%- 82.8%	70.6% - 74.1%
Risk-free interest rate	3.8% - 4.4%	4.2% - 4.5%	3.7% - 4.4%
Expected dividend yield	0.0%	0.0%	0.0%
The Company recognized approximately $20.4 million, $39.4 million, and $44.8 million in share-based compensation expense for the years ended December 31, 2025, 2024, and 2023, respectively, from stock options granted under the Stock Incentive Plans. As of December 31, 2025, there was approximately $19.3 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.4 years.
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
Share-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s class A common stock on the date of grant. The Company recognizes share-based compensation expense associated with such share-settled restricted stock unit awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). With the exception of annual grants of share-settled restricted stock unit awards to non-employee members of the Board under the 2023 Equity Plan, which vest in full after one year, the share-settled restricted stock unit awards granted to date vest in equal annual installments over a four-year period (unless accelerated in connection with a change in control event under specified conditions or the death of the participant, in each case as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the Stock Incentive Plan or applicable restricted stock unit agreement).
As of December 31, 2025, there were 731,178 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity (in thousands) for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
	Units	Aggregate Intrinsic Value
Balance as of January 1, 2023	1,196
Granted	1,229
Vested	(365)	$14,817
Forfeited	(208)
Balance as of December 31, 2023	1,852
Granted	328
Vested	(571)	$112,476
Forfeited	(378)
Balance as of December 31, 2024	1,231
Granted	176
Vested	(418)	$142,985
Forfeited	(258)
Balance as of December 31, 2025	731
Expected to vest as of December 31, 2025	731	$111,102
During the year ended December 31, 2025, the Company used a sell-to-cover method, under which all vested shares are issued and a portion is sold in the open market to satisfy employee payroll tax obligations. During the year ended December 31, 2025, 418,306 share-settled restricted stock units having an aggregate grant date fair value of of $23.4 million vested and were issued; of these issued shares, 136,608 shares were sold in the open market to satisfy employee tax obligations. During the year ended December 31, 2024, 570,980 share-settled restricted stock units having an aggregate grant date fair value of $19.0 million vested, and 25,060 shares were withheld to satisfy tax obligations, resulting in 545,920 issued shares. During the year ended December 31, 2023, 365,020 share-settled restricted stock units having an aggregate grant date fair value of $13.5 million vested, and 104,400 shares were withheld to satisfy tax obligations, resulting in 260,620 issued shares. The weighted average grant date fair value of share-settled restricted stock units granted during the years ended December 31, 2025, 2024, and 2023 was $271.72, $146.50 and $29.28, respectively, based on the fair value of the Company’s class A common stock. The Company recognized approximately $24.5 million , $24.2 million, and $17.4 million in share-based compensation expense for the years ended December 31, 2025, 2024, and 2023, respectively, from share-settled restricted stock units granted under the Stock Incentive Plans. As of December 31, 2025, there was approximately $59.6 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.8 years.
Share-settled performance stock units
During the years ended December 31, 2025, 2024, and 2023, the Company granted performance stock units under the 2023 Equity Plan. Performance stock units entitle recipients to receive a number of shares of the Company’s class A common stock at a specified date in the future based on achievement of one or more performance measures, as specified in the applicable performance stock unit agreement. Although the Company may in its sole discretion elect to pay fully or partially in cash in lieu of settling solely in shares, it does not currently intend to do so.
The vesting of each performance stock unit granted is subject to the Company’s achievement of a relative total shareholder return (“TSR”) performance goal over a three-year performance period with the number of performance stock units granted representing the number of performance stock units that would vest based on target performance. As more fully specified in the applicable grant agreements, the number of performance stock units that will vest will be based on the percentile ranking of the Company’s TSR over the three-year performance period as compared to the TSR of the members of the Nasdaq Composite Index over the same period (the “TSR Goal”), with the payout factor ranging from 0% to 200% of the number of performance stock units granted. The performance stock units, to the extent vested, will vest on the date the Compensation Committee of the Board certifies the level of achievement of the TSR Goal.
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

The TSR Goal is considered a “market condition” under ASC 718, Compensation—Stock Compensation. The Company uses a Monte Carlo simulation model to determine the grant date fair value of performance awards with a market condition. The Monte Carlo simulation takes into consideration the assumptions noted below, in addition to the probability that the market condition will be achieved based on predicted stock price paths compared to peer companies in the Nasdaq Composite Index. The Company did not grant any performance awards prior to 2024. The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $445.66 and $313.86 for each performance stock unit granted during the years ended December 31, 2025 and 2024, respectively, based on the following assumptions:

	Years ending December 31,
	2025	2024
Expected term of awards in years	3.0	3.0
Expected volatility	99.2%	92.67% - 95.50%
Risk-free interest rate	3.9%	4.1%-4.4%
Expected dividend yield	0.0%	0.0%
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
As of December 31, 2025, there were 238,508 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity (in thousands) for the period indicated:

	Share-Settled Performance Stock Units Outstanding
	Units	Aggregate Intrinsic Value
Balance as of January 1, 2023	—
Granted	267
Vested	—	$—
Forfeited	(13)
Balance as of December 31, 2023	254
Granted	60
Vested	—
Forfeited	(7)
Balance as of December 31, 2024	307
Granted	24
Vested	—	$—
Forfeited	(92)
Balance as of December 31, 2025	239
Expected to vest as of December 31, 2025	239	$67,831
No performance stock units vested during the years ended December 31, 2025 or 2024. For the years ended December 31, 2025 and 2024, the Company recognized approximately $6.6 million and $8.4 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of December 31, 2025, there was approximately $13.7 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 1.7 years.
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
The Company recognized a reduction of approximately $1.1 million and an expense of approximately $2.8 million, respectively, in share-based compensation expense from other stock-based awards and cash-settled restricted stock units for the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company recognized an expense of approximately $3.2 million in share-based compensation expense from other stock-based awards and cash-settled restricted stock units. As of December 31, 2025, there were no other stock-based awards or cash-settled restricted stock units outstanding and there was no unrecognized share-based compensation expense related to other stock-based awards and cash-settled restricted stock units.
2021 ESPP
The Company also maintains the 2021 ESPP. The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 1,000,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the years ended December 31, 2025, 2024, and 2023, 38,806 shares, 93,668 shares, and 198,560 shares, respectively, of class A common stock were issued in connection with the 2021 ESPP. As of December 31, 2025, 463,596 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.
Unless otherwise determined by the Board, shares are purchased at a price equal to 85% of the lesser of the closing price of the Company’s class A common stock on the first or last business day of the offering period, respectively. Share-based compensation expense is based on the grant date fair value, which consists of the intrinsic value of the 15% discounted share purchase rights and the fair value of the look-back provision using the Black-Scholes valuation model, recognized on a straight-line basis over the offering period. The grant date is the offering period commencement date.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized approximately $2.9 million, $2.2 million and $1.9 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of December 31, 2025, there was approximately $0.6 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.2 years.
Tax Benefits Related to Equity Plans
The following table summarizes the tax (benefit) expense related to the Company’s equity plans (in thousands) for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Tax (benefit) expense related to:
Share-based compensation expense	$(8,806)	$(15,652)	$(12,874)
Exercises of stock options and vesting of share-settled restricted stock units	(92,122)	(216,477)	(3,367)
Total tax benefit related to the Company's equity plans	$(100,928)	$(232,129)	$(16,241)
(12) Redeemable Preferred Stock
The STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock discussed in this note below are classified within mezzanine equity, as certain events that could cause such shares to become redeemable are not solely within the control of the Company. Issuances of the Preferred Stock are recognized based on proceeds received, net of issuance costs and are not accreted to its redemption value unless it is probable that the Preferred Stock will become redeemable. The Company has evaluated the probability of a redemption in connection with a Fundamental Change (defined below). Based on current facts and circumstances and the Company’s current and projected capital structure, management has determined that the occurrence of a Fundamental Change is remote. Accordingly, the Company concluded that accretion to the redemption value of the Preferred Stock is not required as of the reporting date.
On July 7, 2025, the Company filed a certificate of amendment (the “STRK Amendment”) with the Secretary of State of the State of Delaware to the STRK Stock certificate of designations so that, together with other conforming changes, the STRK Stock has a liquidation preference that is initially $100 per share; provided, however, that, effective immediately after the close of business on each business day on or after July 7, 2025 (and, on or after July 7, 2025, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of STRK Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the liquidation preference per share of STRK Stock will be adjusted to be the greatest of (i) the stated amount of $100 per share of STRK Stock; (ii) in the case of any business day on or after July 7, 2025 with respect to which Strategy has, on such business day or any business day during the ten trading day period preceding such business day, executed any sale transaction to be settled by the issuance of STRK Stock, an amount equal to the Last Reported Sale Price (as defined in the STRK Stock certificate of designations) per share of STRK Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the Last Reported Sale Prices per share of STRK Stock for each trading day of the ten consecutive trading days immediately preceding such business day; provided that, for purposes of the definition of liquidation preference, the execution of the STRK Amendment will be treated as an execution of a sale transaction settled by the issuance of STRK Stock. See Note 9, Commitments and Contingencies. The Company intends to seek common stockholder ratification of the STRK Amendment. Until such ratification has been completed, investors should treat the STRK Amendment as being subject to ratification.
The following table summarizes the key terms and provisions of each series of Preferred Stock, and information relating to each series of Preferred Stock as of December 31, 2025. The summaries below are qualified in their entirety by the full text of the applicable certificate of designations:

	STRF Stock	STRC Stock	STRE Stock	STRK Stock	STRD Stock
Trading Symbol	STRF	STRC	STRE	STRK	STRD
Stock Exchange	NASDAQ	NASDAQ	Luxembourg Stock Exchange	NASDAQ	NASDAQ
Initial Issuance Date	March 25, 2025	July 29, 2025	November 13, 2025	February 5, 2025	June 10, 2025
Initial Shares Issued	8,500,000	28,011,111	7,750,000	7,300,000	11,764,700
Initial Public Offering Price per share	$85.00	$90.00	€80.00	$80.00	$85.00
Initial Net Proceeds (in thousands)	$710,873	$2,473,800	€608,734	$563,226	$979,486
Initial Issuance Costs (in thousands)	$11,627	$47,200	€11,266	$20,774	$20,514
Shares Issued as of December 31,2025	12,839,689	29,587,063	7,750,000	13,981,948	14,024,221
Par Value Per Share	$0.001	$0.001	€0.001	$0.001	$0.001
Liquidation Preference Per Share as of December 31, 2025 (1)	$106.17	$100.00	€100.00	$100.00	$100.00
Stated Amount	$100.00	$100.00	€100.00	n/a	$100.00
Dividend Rate Per Annum as of December 31, 2025 (2)	10%	10.75%	10%	8%	10%
Cumulative Dividends	Yes	Yes	Yes	Yes	No
Dividend Payment Method	Cash	Cash	Cash	Cash, class A common stock, or a combination of both	Cash
Conversion Privilege	None	None	None	Convertible to class A common stock at any time	None
Initial Conversion Rate	n/a	n/a	n/a	0.1 shares of class A common stock per share of STRK Stock	n/a
Redemption Rights (3)	Yes	Yes	Yes	Yes	Yes
Repurchase Rights (4)	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change
Board Rights (5)	Yes	No	No	Yes	No
(1)The liquidation preference per share of STRF Stock, STRC Stock, STRE Stock and STRD Stock generally approximates to the greater of the trading price per share of the applicable series of Preferred Stock or $100 (or, in the case of STRE Stock, €100) as set forth in the applicable certificate of designations. As of December 31, 2025, the liquidation preference per share of STRK Stock was $100.00. See Note 9, Commitments and Contingencies – Contingencies - Shareholder Action, for additional information.
(2)Shares of STRC Stock accumulate cumulative dividends at a variable rate per annum on the stated amount thereof. The Company has the right, at its sole and absolute discretion, to adjust the regular dividend rate applicable to a regular dividend period in the manner set forth in the STRC Stock certificate of designations. The monthly regular dividend rate per annum on STRC Stock for the month ended December 31, 2025 was 10.75%. On December 31, 2025, the Company increased the monthly regular dividend rate per annum on STRC Stock from 10.75% to 11.00% effective for monthly periods commencing on or after January 1, 2026. See Note 18, Subsequent Events, for additional information.

(3)As set forth in the applicable certificate of designations, upon the occurrence of certain events, the Company will have the right, at its election, to redeem all, and not less than all, of the applicable series of Preferred Stock for cash at a redemption price calculated in accordance with the applicable certificate of designations. The Company also has the right, to redeem (subject to certain limitations set forth in the STRC Stock certificate of designations) all or any whole number of issued and outstanding shares of STRC Stock at any time, and from time to time, on any redemption date, at a cash redemption price per share of $101 (or such higher amount as may be chosen in the Company’s sole discretion), plus accumulated and unpaid regular dividends, if any, thereon to, and including, the redemption date.
(4)If a “Fundamental Change” (as defined in the applicable certificate of designations) occurs, then (subject to a limited exception in the case of STRK Stock), holders of each series of Preferred Stock will have the right to require the Company to repurchase some or all of their shares of the applicable series of Preferred Stock for cash at a repurchase price calculated in accordance with the applicable certificate of designations.
(5)Holders of STRC Stock, STRE Stock and STRD Stock do not have the right to elect any directors to the Company’s board of directors upon non-payment of regular dividends. However, with respect to STRK Stock and STRF Stock, if (in each case, subject to the applicable certificate of designations) less than the full amount of accumulated and unpaid regular dividends on the applicable series of Preferred Stock have been declared and paid by the following regular dividend payment date in respect of each of (i) four or more consecutive regular dividend payment dates; and (ii) eight or more consecutive regular dividend payment dates, then, in each case, subject to certain limitations, the authorized number of the Company’s directors will automatically increase by one (or the Company will vacate the office of one of its directors) and the holders of the applicable series of Preferred Stock, voting together as a single class with the holders of each class or series of “Voting Parity Stock” (as defined in the applicable certificate of designations) with similar voting rights that are then exercisable, will have the right to elect one director to fill such directorship at the Company’s next annual meeting of stockholders (or, if earlier, at a special meeting of the Company’s stockholders called for such purpose). If, thereafter, all accumulated and unpaid regular dividends on the outstanding shares of the applicable series of Preferred Stock have been paid in full, then this right will terminate. Upon the termination of such right with respect to the applicable series of Preferred Stock and all other outstanding Voting Parity Stock, if any, the term of office of each person then serving as a director pursuant to this right will immediately and automatically terminate (and, if the authorized number of the Company’s directors was increased by one or two, as applicable, in connection with such election, then the authorized number of the Company’s directors will automatically decrease by one or two, as applicable).
At-the-Market Offerings of Preferred Stock
The Company is party to a sales agreement (the “Omnibus Sales Agreement”) with TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Clear Street LLC, Compass Point Research & Trading, LLC, H.C. Wainwright & Co., LLC, Keefe, Bruyette & Woods, Inc., Maxim Group LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Santander US Capital Markets LLC, SG Americas Securities, LLC and TCBI Securities, Inc., doing business as Texas Capital Securities, as sales agents (each an “Agent” and collectively, the “Agents”), pursuant to which the Company may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by the Company from time to time in the future.
Refer to Note 14, At-the-Market Offerings, for additional information regarding the Company’s at-the-market offering programs with respect to the Preferred Stock.
Dividends on Preferred Stock
Dividends on the Company's Preferred Stock are payable when, as and if declared by the Board, out of funds legally available for their payment:
•in the case of STRF Stock, STRE Stock, STRK Stock, and STRD Stock, quarterly in arrears on March 31, June 30, September 30 and December 31 of each year; and
•in the case of STRC Stock, monthly in arrears.
During the year ended December 31, 2025, the Company declared and paid the following dividends:

Preferred Stock	Cash Dividends Paid (in millions)
STRF Stock	$86.8
STRC Stock	122.1
STRE Stock (1)	12.0
STRK Stock	87.8
STRD Stock	72.7
Total Cash Dividends Paid	$381.4
(1) Reflects the Euro to USD exchange rate in effect at the time of the applicable STRE Stock dividend payment.
On December 31, 2025, the Company’s board of directors declared a cash dividend of $0.916666667 per share, payable on January 31, 2026 (or, if such date is not a business day, the next succeeding business day) to stockholders of record as of 5:00 p.m., New York City time, on January 15, 2026. As of December 31, 2025, the Company recorded $27.1 million relating to these STRC dividends, which is reflected as Preferred dividends payable on the December 31, 2025 consolidated balance sheet.
Refer to Note 18, Subsequent Events, for additional information on the STRC Stock monthly regular dividend rate per annum and dividend declarations.
(13) Basic and Diluted (Loss) Earnings per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common stock outstanding during the respective period. Net income (loss) attributable to common stockholders is computed by deducting both the dividends declared in the period on the Company’s redeemable preferred stock and the dividends accrued for the period on the Company’s redeemable preferred stock, if any, from net income (loss).
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
As of December 31, 2025, the Company had five series of preferred stock outstanding: STRF Stock, STRC Stock, STRE Stock, STRK Stock, and STRD Stock. Holders of the Preferred Stock do not have voting rights, except for rights to appoint a director to the Company’s Board upon certain failures to pay dividends on STRF Stock and STRK Stock, and have rights to dividends and other rights as discussed in Note 12, Redeemable Preferred Stock, to the Consolidated Financial Statements. Additionally, each share of the STRK Stock is convertible at any time, at the option of the holder, into 0.1 shares of class A common stock.
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
The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net (loss) income - Basic	$(3,848,152)	$(1,166,661)	$429,121
Dividends on perpetual preferred stock	(381,367)	—	—
Net (loss) income attributable to common shareholders	$(4,229,519)	$(1,166,661)	$429,121

Effect of dilutive shares on net (loss) income:
Interest expense on 2025 Convertible Notes, net of tax	—	—	5,648
Interest expense on 2027 Convertible Notes, net of tax	—	—	2,874
Net (loss) income - Diluted	$(4,229,519)	$(1,166,661)	$437,643

Denominator:
Weighted average common shares of class A common stock	258,020	172,909	117,066
Weighted average common shares of class B common stock	19,640	19,640	19,640
Total weighted average shares of common stock outstanding - Basic	277,660	192,549	136,706

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	—	—	4,613
Restricted stock units	—	—	546
Performance stock units	—	—	130
Employee stock purchase plan	—	—	5
2025 Convertible Notes	—	—	16,332
2027 Convertible Notes	—	—	7,330
Total weighted average shares of common stock outstanding - Diluted	277,660	192,549	165,662

(Loss) earnings per share:
Basic (loss) earnings per share (1)	$(15.23)	$(6.06)	$3.14
Diluted (loss) earnings per share (1)	$(15.23)	$(6.06)	$2.64
(1)Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same in 2024 and 2025.

The following weighted average shares of potential class A common stock were excluded from the diluted (loss) earnings per share calculation because their impact would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2025	2024	2023
Stock options	4,186	6,926	5,896
Restricted stock units	968	1,647	297
Performance stock units	568	585	—
Employee stock purchase plan	18	16	52
2025 Convertible Notes	—	4,998	—
2027 Convertible Notes	709	7,330	—
2028 Convertible Notes	5,513	1,558	—
2029 Convertible Notes	4,462	497	—
2030A Convertible Notes	5,342	4,358	—
2030B Convertible Notes	3,961	—	—
2031 Convertible Notes	2,594	2,046	—
2032 Convertible Notes	3,915	2,108	—
Convertible preferred stock - STRK	1,041	—	—
Total	33,277	32,069	6,245
(14) At-the-Market Offerings
From time to time, the Company has entered into sales agreements with agents pursuant to which the Company could issue and sell shares of its Preferred Stock and class A common stock through at-the-market equity offering programs. Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the at-the-market equity offering programs and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights.
As of December 31, 2025, the Company entered into the Omnibus Sales Agreement, pursuant to which the Company may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by the Company from time to time in the future.
The following table sets forth total shares sold and net proceeds (net of sales commissions and expenses) received from shares sold under the Company's at-the-market equity offering programs for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Number of shares sold pursuant to at-the-market offerings:
STRF Stock ATMs	4,339,689	n/a	n/a
STRC Stock ATMs	1,575,952	n/a	n/a
STRK Stock ATMs	6,681,948	n/a	n/a
STRD Stock ATMs	2,259,521	n/a	n/a
Class A common stock ATMs	57,331,466	52,308,512	50,978,900

Net proceeds received from shares sold pursuant to at-the-market offerings (in thousands):
STRF Stock ATMs	$479,674	n/a	n/a
STRC Stock ATMs	157,221	n/a	n/a
STRK Stock ATMs	663,349	n/a	n/a
STRD Stock ATMs	183,998	n/a	n/a
Class A common stock ATMs	16,247,607	16,329,857	2,020,089
Total	$17,731,849	$16,329,857	$2,020,089
The sales commissions and expenses related to sales of class A common stock described above are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the corresponding shares are issued and sold.
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
The Company made contributions to the 401(k) Plan totaling $1.6 million, $2.3 million, and $2.8 million during the years ended December 31, 2025, 2024, and 2023, respectively.
(16) Segment Information
The Company has one reportable operating segment, the “Software Business,” which is engaged in the design, development, marketing, and sales of the Company’s enterprise analytics software platform through cloud subscriptions and licensing arrangements and related services (i.e., product support, consulting, and education). The “Corporate & Other” category presented in the following tables is not considered an operating segment. It consists primarily of costs and expenses related to executing the Company’s bitcoin strategy and includes the unrealized losses, impairment charges and other third-party costs associated with the Company’s bitcoin holdings, net interest expense primarily related to long-term debt obligations (the net proceeds of which were primarily used to purchase bitcoin), and income tax effects generated from the Company’s bitcoin holdings and related debt issuances. Beginning in 2025, the Company has dedicated certain corporate resources to its bitcoin strategy. These costs, including related Share-based compensation expense are included within the “Corporate resources” and the “Share-based compensation expense” segment expense line items to better align with their activities and utilization.
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

	Year-Ended December 31, 2025
	Software Business	Corporate & Other (6)	Total Consolidated
Total revenues	$477,233	—	$477,233
Significant expenses (1)
Controllable
Sales and marketing	(100,665)	—	(100,665)
Maintenance	(27,264)	—	(27,264)
Consulting	(47,513)	—	(47,513)
Cloud	(72,973)	—	(72,973)
Technology	(88,361)	—	(88,361)
Corporate resources	(72,648)	(26,702)	(99,350)
Non-Controllable
Unrealized loss on digital assets	—	(5,403,476)	(5,403,476)
Digital asset custody fees	—	(17,375)	(17,375)
Share-based compensation expense	(40,176)	(13,193)	(53,369)
Payroll taxes on equity award exercises and vestings	(5,838)	(983)	(6,821)
Other segment items (2)	(17,568)	(3,484)	(21,052)
Interest expense, net (3)	332	(65,300)	(64,968)
Income tax benefit (4)	86,097	1,591,705	1,677,802
Net income (loss)	$90,656	$(3,938,808)	$(3,848,152)
Total assets, as of December 31, 2025 (5)	$537,054	$61,104,028	$61,641,082

	Year-Ended December 31, 2024
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$463,456	—	$463,456
Significant expenses (1)
Controllable
Sales and marketing	(105,782)	—	(105,782)
Maintenance	(28,739)	—	(28,739)
Consulting	(56,472)	—	(56,472)
Cloud	(42,731)	—	(42,731)
Technology	(105,140)	—	(105,140)
Corporate resources	(85,479)	—	(85,479)
Non-Controllable
Digital asset impairment losses	—	(1,789,862)	(1,789,862)
Digital asset custody fees	—	(5,956)	(5,956)
Share-based compensation expense	(77,124)	—	(77,124)
Payroll taxes on equity award exercises and vestings	(13,723)	—	(13,723)
Other segment items (2)	(167)	(1,753)	(1,920)
Interest expense, net (3)	—	(61,941)	(61,941)
Loss on debt extinguishment	—	(22,933)	(22,933)
Income tax benefit (4)	226,961	540,724	767,685
Net income (loss)	$175,060	$(1,341,721)	$(1,166,661)
Total assets, as of December 31, 2024	$743,190	$25,100,495	$25,843,685

	Year Ended December 31, 2023
	Software Business	Corporate & Other	Total Consolidated
Total revenues	$496,261	—	$496,261
Significant expenses (1)
Controllable
Sales and marketing	(112,408)	—	(112,408)
Maintenance	(20,058)	—	(20,058)
Consulting	(61,019)	—	(61,019)
Cloud	(31,466)	—	(31,466)
Technology	(106,901)	—	(106,901)
Corporate resources	(84,947)	—	(84,947)
Non-Controllable
Digital asset impairment losses	—	(115,851)	(115,851)
Digital asset custody fees	—	(1,572)	(1,572)
Share-based compensation expense	(69,571)	—	(69,571)
Payroll taxes on equity award exercises and vestings	(820)	—	(820)
Other segment items (2)	(10,717)	(1,182)	(11,899)
Interest expense, net (3)	—	(48,960)	(48,960)
Gain on debt extinguishment	—	44,686	44,686
Income tax benefit (4)	10,553	543,093	553,646
Net income	$8,907	$420,214	$429,121
Total assets, as of December 31, 2023	$470,353	$4,292,175	$4,762,528
(1)Significant expenses regularly provided to the CODM include both: (i) costs that the CODM considers to be “controllable”, for which the Company can manage future expense via the budgeting process (e.g. salaries, commissions, travel and entertainment expenses, third party-service provider fees, etc.), and that support each specific function of the Software Business (i.e. sales and marketing, maintenance, consulting, cloud, technology, and corporate resources) and (ii) costs that the CODM considers to be “non-controllable”, for which future expenses are primarily outside the Company’s control, such as digital asset impairment and custody fees, share-based compensation expense, and employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans.
(2)Other segment items for the Software Business are primarily related to foreign currency transaction gains and losses, costs supporting the Company’s education function, one-time corporate initiatives, and certain expenses that are not easily allocable to specific functions. Other segment items for the Corporate & Other category are primarily related to third-party consulting and advisory fees.
(3)Interest income (expense), net is substantially related to interest expense on the Company’s long-term debt arrangements, the proceeds from which were primarily used to purchase bitcoin. All of the Company’s interest income and expense are presented in the Corporate & Other category for the years ended December 31, 2024 and 2023.
(4)Income tax effects allocated to the Corporate & Other category are related solely to transactions involving the Company’s bitcoin or debt, including unrealized gains or losses on digital assets, digital asset impairment losses, interest expense, gains and losses on debt extinguishments, share-based compensation expense, corporate resources (including personnel costs), and other third-party expenses. The income tax benefit in the Software Business category mainly relates to the tax benefit of the share-based compensation for employees.
(5)Due to the adoption of ASU 2023-08, segment assets allocated to the Corporate & Other category as of December 31, 2025 included only the Company’s digital assets. As of December 31, 2025, segment assets included the Company’s digital assets and deferred tax assets primarily related to unrealized losses on digital assets.
(6)Beginning in 2025, certain personnel costs for employees involved in the Company’s bitcoin strategy are allocated and reported within Corporate resources in the Corporate & Other category. Non‑Controllable costs include bitcoin fair value adjustments, bitcoin custody fees, and stock‑based compensation.

Depreciation and amortization are included in net income (loss), but are not regularly reported to the CODM. All remaining depreciation and amortization is related to the Software Business, and separately presented in the Company’s Consolidated Statements of Cash Flows. Significant non-cash items include unrealized gain or loss on digital assets post adoption of ASU 2023-08, digital asset impairment, share-based compensation, and gains and losses on debt extinguishments and are presented in the table above and in the Company’s Consolidated Statements of Operations and/or Statements of Cash Flows. The Company does not regularly report capital expenditures on long-lived assets to the CODM.
The following table presents total revenues and long-lived assets (in thousands) according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net. The Corporate & Other category disclosed above is included within the U.S. region.

Geographic regions:	U.S.	EMEA	Other Regions	Consolidated
Total revenues
Year ended December 31, 2025	$272,218	$162,661	$42,354	$477,233
Year ended December 31, 2024	$259,582	$155,923	$47,951	$463,456
Year ended December 31, 2023	$284,174	$155,914	$56,173	$496,261
Long-lived assets
As of December 31, 2025	$66,022	$2,908	$6,903	$75,833
As of December 31, 2024	$69,767	$3,556	$7,564	$80,887
The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the year ended December 31, 2025, Germany accounted for 10% or more of total consolidated revenues. For the years ended December 31, 2024 and 2023, no individual foreign country accounted for 10% or more of total consolidated revenues.
For the years ended December 31, 2025, 2024, and 2023, no individual customer accounted for 10% or more of total consolidated revenues.
As of December 31, 2025 and 2024, no individual foreign country accounted for 10% or more of total consolidated assets.
(17) Related Party Transactions
Saylor Indemnification Agreements
Commencing in June 2021, Michael J. Saylor, the Company’s Chairman of the Board and Executive Chairman, provided indemnification coverage to the Company’s directors and officers (“D&Os”) through a series of indemnification agreements. These agreements were initially executed for applicable periods in which the Company determined not to obtain commercial D&O insurance policies and later to cover claims not insured under the Company’s commercial D&O liability policies. The Company determined that having indemnity coverage from Mr. Saylor was in the best interest of the Company.
In June 2023, the Company bound new commercial D&O liability insurance policies (the “2023 Commercial Policies”) providing $40 million in aggregate coverage for a one-year term, but those policies excluded (i) claims previously noticed to and accepted by an earlier D&O insurer, (ii) claims related to acts or omissions giving rise to such claims, and demands, investigations, suits or other proceedings entered against an insured prior to June 24, 2022, and (iii) future interrelated wrongful acts (collectively, the “Excluded Claims”). Concurrently, the Company entered into a new indemnification agreement with Mr. Saylor (the “2023 Tail Agreement”), pursuant to which he agreed to cover the Excluded Claims for $157,000 for an initial one-year term, with options to extend for additional one-year periods. The Company elected to extend the 2023 Tail Agreement for an additional one-year term in June 2024 and paid Mr. Saylor $157,000 for that coverage period.
In June 2025, the Company bound new commercial D&O liability insurance policies (the “2025 Commercial Policies”) providing $120 million in aggregate coverage for a one-year term. The Company has determined that the 2025 Commercial Policies provide sufficient coverage and, accordingly, the 2023 Tail Agreement was not extended beyond its June 2025 expiration.
Allocation Agreements
On August 31, 2022, the District of Columbia (the “District”), through its Office of the Attorney General, filed a civil complaint in the Superior Court of the District of Columbia naming as defendants (i) Michael J. Saylor, the Chairman of the Company’s Board and the Company’s Executive Chairman, in his personal capacity, and (ii) the Company. The District sought, among other relief, monetary damages under the District’s False Claims Act for the alleged failure of Mr. Saylor to pay personal income taxes to the District over a number of years together with penalties, interest, and treble damages. The complaint alleged in the sole claim against the Company that it violated the District’s False Claims Act by conspiring to assist Mr. Saylor’s alleged failure to pay personal income taxes. On May 31, 2024, the District, Mr. Saylor, and the Company stipulated to the entry of a Consent Order and Judgment (“Consent Order”) with the court pursuant to which the District, upon receipt of all amounts due under the Consent Order, released Mr. Saylor and the Company from all claims and liabilities that the District asserted, could have asserted, or may assert in the future based on the conduct described in the complaints filed in the case.
In connection with the Consent Order, on May 31, 2024, the Company and Mr. Saylor entered into an agreement pursuant to which Mr. Saylor and the Company agreed that Mr. Saylor would pay $40,000,000 due to the District to settle the case and resolve the litigation with the District. Pursuant to a separate agreement between Mr. Saylor and the Company, Mr. Saylor paid this settlement amount to the District in full and the Company was not obligated to make any contribution to the settlement payment. On July 15, 2024, Mr. Saylor and the Company entered into a separate agreement with counsel to Tributum, LLC, the relator in the case (the "Relator"), to resolve the amount due to such counsel in satisfaction of Relator’s claims for statutory expenses, attorneys’ fees and costs. Pursuant to a separate agreement between Mr. Saylor and the Company, Mr. Saylor paid this settlement amount in full and the Company was not obligated to make any contribution to this settlement payment.
(18) Subsequent Events
Dividends on Preferred Stock
On February 2, 2026, the Company paid an aggregate $30.9 million of cash dividends on STRC Stock, representing a cash dividend per share of $0.916666667 and a dividend rate of 11.00% per annum.
On January 31, 2026, the Company declared a monthly cash dividend of $0.9375 per share payable on STRC Stock on February 28, 2026 (or, if such day is not a business day, the next business day) to stockholders of record as of 5:00 p.m., New York City time, on February 15, 2026. The cash dividend for the month ending February 28, 2026 represents a dividend rate of 11.25% per annum.
Bitcoin Holdings
As of February 13, 2026, the Company held approximately 717,131 bitcoins with an aggregate fair market value of $49.3 billion (based on the market price of $68,734 of one bitcoin as reported on the Coinbase exchange as of February 13, 2026, 4:00 p.m. Eastern Time).

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Second Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 000-24435)).

3.2
Certificate of Amendment to the registrant's Second Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2025 (File No. 000-24435)).

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

3.17
Certificate of Designations of 10.00% Series A Perpetual Stream Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2025 (File No. 001-42509)).

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

4.7
Indenture, dated as of June 17, 2024, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024 (File No. 000-24435)).

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

4.13
Indenture, dated as of February 21, 2025, by and between the registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2025 (File No. 001-42509)).

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

4.16
Form of Certificate of 10.00% Series A Perpetual Strife Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025 (File No. 001-42509)).

4.17
Form of Certificate of 10.00% Series A Perpetual Stride Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2025 (File No. 001-42509)).

4.18
Form of Certificate of Variable Rate Series A Perpetual Stretch Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-42509)).

4.19
Form of Certificate of 10.00% Series A Perpetual Stream Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2025 (File No. 001-42509)).

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

10.15†
Strategy Inc 2023 Equity Incentive Plan (the “2023 Plan”) (incorporated herein by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 000-24435)).

10.16†	Amendment No. 1 to the 2023 Plan (incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 2024 (File No. 001-42509)).

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

10.37†
U.S. Form of RSU Agreement (2025) under the 2023 Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (File No. 001-42509)).

10.38†
U.S. Form of Non Statutory Stock Option Agreement (2025) under the 2023 Plan (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (File No. 001-42509)).

10.39†
U.S. Form of RSU Agreement (Non-Employee Director) (2025) under the 2023 Plan (incorporated herein by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (File No. 001-42509)).

10.40†
U.S. Form of Non Statutory Stock Option Agreement (Non-Employee Director) (2025) under the 2023 Plan (incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (File No. 001-42509)).

10.41†
International Form of RSU Agreement (2025) under the 2023 Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (File No. 001-42509)).

10.42†
International Form of Non Statutory Option Agreement (2025) under the 2023 Plan (incorporated herein by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (File No. 001-42509)).

10.43†
Amendments to existing Forms of RSU Agreement and Option Agreements under the registrant’s 2013 Stock Incentive Plan and the 2023 Plan (incorporated herein by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (File No. 001-42509)).

10.44†	Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers.

10.45†	Summary of Director Fees, Equity Grants, Perquisites, and Associated Other Compensation Arrangements for Non-Employee Directors.

10.46†
Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC (incorporated herein by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-24435)).

10.47†
Summary of Designated Company Vehicles Policy (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 000-24435)).

10.48†
Summary of Cash Bonus and Salary Determinations for Certain Executive Officers (incorporated herein by reference to Item 9B to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-42509)).

10.49†
Summary of Certain Provisions of CFO Offer Letter (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (File No. 000-24435)).

10.50†
MicroStrategy Incorporated 2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on February 1, 2021 (File No. 333-252608)).

10.51†	Summary of Certain Provisions of General Counsel Offer Letter.

10.52
Omnibus Sales Agreement, dated as of November 4, 2025, by and among the registrant and TD Securities (USA) LLC, Barclays Capital Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Clear Street LLC, Compass Point Research & Trading, LLC, H.C. Wainwright & Co., LLC, Keefe, Bruyette & Woods, Inc., Maxim Group LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Santander US Capital Markets LLC, SG Americas Securities, LLC and TCBI Securities, Inc., doing business as Texas Capital Securities (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2025 (File No. 001-42509)).

19	Strategy Inc Insider Trading Policy.

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
_________________________________________________________________________
† Management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGY INC
(Registrant)

By:	/s/ Phong Le
	Name:	Phong Le
	Title:	President & Chief Executive Officer

Date: February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/S/ PHONG LE	President & Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
Phong Le

/S/ ANDREW KANG	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 19, 2026
Andrew Kang

/S/ JEANINE MONTGOMERY	Vice President & Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026
Jeanine Montgomery

/S/ MICHAEL J. SAYLOR	Chairman of the Board of Directors & Executive Chairman	February 19, 2026
Michael J. Saylor

/S/ PETER L. BRIGER	Director	February 19, 2026
Peter L. Briger

/S/ BRIAN BROOKS	Director	February 19, 2026
Brian Brooks

/S/ JANE DIETZE	Director	February 19, 2026
Jane Dietze

/S/ STEPHEN X. GRAHAM	Director	February 19, 2026
Stephen X. Graham

/S/ JARROD M. PATTEN	Director	February 19, 2026
Jarrod M. Patten

/S/ CARL J. RICKERTSEN	Director	February 19, 2026
Carl J. Rickertsen

/S/ GREGG WINIARSKI	Director	February 19, 2026
Gregg Winiarski

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2025, 2024, and 2023
(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period
Allowance for credit losses:
December 31, 2025	$2,188	1,437	(279)	$3,346
December 31, 2024	$3,069	722	(1603)	$2,188
December 31, 2023	$2,564	797	(292)	$3,069
Deferred tax valuation allowance:
December 31, 2025	$494	—	—	$494
December 31, 2024	$1,427	—	(933)	$494
December 31, 2023	$511,412	193	(510,178)	$1,427
(1)Reductions in/charges to revenues and expenses.