Form 10-Q
period 2026-03-31
Strategy Inc
filed 2026-05-06
CIK 1050446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 26, 2026, the registrant had 330,807,622 and 19,640,250 shares of class A common stock and class B common stock outstanding, respectively.

STRATEGY INC
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGY INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,207,219	$2,301,470
Restricted cash	2,026	1,873
Accounts receivable, net	122,257	205,748
Prepaid expenses and other current assets	59,722	55,046
Total current assets	2,391,224	2,564,137
Digital assets	51,649,675	58,854,028
Property and equipment, net	28,275	28,858
Right-of-use assets	58,270	46,975
Deposits and other assets	136,263	142,577
Deferred tax assets	5,043	4,507
Total assets	$54,268,750	$61,641,082
Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$44,660	$50,335
Accrued compensation and employee benefits	33,654	69,986
Accrued interest	5,970	5,619
Preferred dividends payable	48,153	27,121
Current portion of long-term debt, net	31,402	31,313
Deferred revenue and advance payments	231,218	272,118
Total current liabilities	395,057	456,492
Long-term debt, net	8,165,122	8,158,842
Deferred revenue and advance payments	5,224	5,451
Operating lease liabilities	60,861	46,135
Other long-term liabilities	4,822	4,736
Deferred tax liabilities	1,379	1,926,454
Total liabilities	8,632,465	10,598,110
Commitments and Contingencies
Mezzanine Equity
Series A Perpetual Preferred Stock,$0.001 par value; 424,953 and 442,361 shares authorized; 98,881 and 78,183 issued and outstanding at March 31, 2026 and December 31, 2025, respectively; redemption value and liquidation preference of $10,004,676 and $8,032,324 at March 31, 2026 and December 31, 2025, respectively	8,984,928	6,919,514
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 580,047 and 562,639 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.001 par value; 10,330,000 and 10,330,000 shares authorized, 326,286 and 292,422 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	326	292
Class B common stock, $0.001 par value; 165,000 shares authorized, 19,640 shares issued and outstanding at both March 31, 2026 and December 31, 2025	20	20
Additional paid-in capital	43,130,389	37,806,554
Accumulated other comprehensive loss	(7,913)	(5,171)
(Accumulated deficit) retained earnings	(6,471,465)	6,321,763
Total stockholders’ equity	36,651,357	44,123,458
Total liabilities, mezzanine equity and stockholders' equity	$54,268,750	$61,641,082
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Revenues:
Product licenses	$5,501	$7,270
Subscription services	58,879	37,103
Total product licenses and subscription services	64,380	44,373
Product support	44,190	52,529
Other services	15,730	14,164
Total revenues	124,300	111,066
Cost of revenues:
Product licenses	1,196	964
Subscription services	22,471	14,429
Total product licenses and subscription services	23,667	15,393
Product support	6,187	7,354
Other services	11,092	11,224
Total cost of revenues	40,946	33,971
Gross profit	83,354	77,095
Operating expenses:
Sales and marketing	36,272	27,532
Research and development	24,665	24,423
General and administrative	37,357	40,547
Unrealized loss on digital assets	14,455,479	5,906,005
Total operating expenses	14,553,773	5,998,507
Loss from operations	(14,470,419)	(5,921,412)
Interest income (expense), net	1,824	(17,106)
Other income (expense), net	3,116	(3,936)
Loss before income taxes	(14,465,479)	(5,942,454)
Benefit from income taxes	(1,922,809)	(1,725,084)
Net loss	(12,542,670)	(4,217,370)
Dividends on preferred stock	(229,527)	(10,648)
Net loss attributable to common stockholders of Strategy	$(12,772,197)	$(4,228,018)
Basic loss per common share (1)	$(38.25)	$(16.49)
Weighted average common shares outstanding - Basic	333,913	256,473
Diluted loss per common share (1)	$(38.25)	$(16.49)
Weighted average common shares outstanding - Diluted	333,913	256,473
(1)Basic and fully diluted loss per common share for class A and class B common stock are the same.
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Net loss	$(12,542,670)	$(4,217,370)
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(2,742)	3,417
Total other comprehensive (loss) income	(2,742)	3,417
Comprehensive loss	$(12,545,412)	$(4,213,953)
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual		Total	Class A		Class B Convertible		Additional	Accumulated Other	Retained Earnings
	Preferred Stock		Stockholders'	Common Stock		Common Stock		Paid-in Capital	Comprehensive	(Accumulated Deficit)
	Shares	Amount	Equity	Shares	Amount	Shares	Amount		Loss
Balance at January 1, 2025	—	$—	$30,976,362	226,138	$226	19,640	$20	$20,411,998	$(15,384)	$10,579,502
Net loss	—	—	(4,217,370)	—	—	—	—	—	—	(4,217,370)
Other	—	—	(1,097)	—	—	—	—	—	—	(1,097)
Other comprehensive income	—	—	3,417	—	—	—	—	—	3,417	—
Preferred stock cash dividends declared	—	—	(9,188)	—	—	—	—	—	—	(9,188)
Issuance of class A common stock under stock incentive plans	—	—	12,121	401	—	—	—	12,121	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	4,399,205	12,625	13	—	—	4,399,192	—	—
Issuance of class A common stock upon conversions of convertible senior notes	—	—	1,045,132	7,373	8	—	—	1,045,124	—	—
Share-based compensation expense	—	—	12,654	—	—	—	—	12,654	—	—
Issuance of preferred stock	16,150	1,304,497	—	—	—	—	—	—	—	—
Balance at March 31, 2025	16,150	$1,304,497	$32,221,236	246,537	$247	19,640	$20	$25,881,089	$(11,967)	$6,351,847

STRATEGY INC
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual		Total	Class A		Class B Convertible		Additional	Accumulated Other	Retained Earnings
	Preferred Stock		Stockholders'	Common Stock		Common Stock		Paid-in Capital	Comprehensive	(Accumulated Deficit)
	Shares	Amount	Equity	Shares	Amount	Shares	Amount		Loss
Balance at January 1, 2026	78,183	$6,919,514	$44,123,458	292,422	$292	19,640	$20	$37,806,554	$(5,171)	$6,321,763
Net loss	—	—	(12,542,670)	—	—	—	—	—	—	(12,542,670)
Other comprehensive income	—	—	(2,742)	—	—	—	—	—	(2,742)	—
Preferred stock cash dividends declared	—	—	(250,558)	—	—	—	—	—	—	(250,558)
Issuance of class A common stock under stock incentive plans	—	—	18,484	395	—	—	—	18,484	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	5,292,212	33,469	34	—	—	5,292,178	—	—
Share-based compensation expense	—	—	13,173	—	—	—	—	13,173	—	—
Issuance of preferred stock	20,698	2,065,414	—	—	—	—	—	—	—	—
Balance at March 31, 2026	98,881	$8,984,928	$36,651,357	326,286	$326	19,640	$20	$43,130,389	$(7,913)	$(6,471,465)
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(12,542,670)	$(4,217,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,785	6,575
Reduction in carrying amount of right-of-use assets	1,527	2,240
Deferred taxes	(1,925,628)	(1,728,363)
Share-based compensation expense	13,173	11,819
Unrealized loss on digital assets	14,455,479	5,906,005
Amortization of issuance costs on long-term debt	6,516	6,048
Other	492	—
Changes in operating assets and liabilities:
Accounts receivable	1,206	10,542
Prepaid expenses and other current assets	(5,982)	(7,835)
Deposits and other assets	428	(1,519)
Accounts payable and accrued expenses	(802)	(1,431)
Accrued compensation and employee benefits	(38,027)	(30,385)
Accrued interest	351	421
Deferred revenue and advance payments	41,958	43,289
Operating lease liabilities and long-term liabilities	(2,817)	(2,425)
Net cash provided by (used in) operating activities	13,989	(2,389)
Investing activities:
Purchases of digital assets	(7,251,126)	(7,661,663)
Advance deposits on purchases of property and equipment	—	(6,000)
Purchases of property and equipment	(952)	(2,737)
Net cash used in investing activities	(7,252,078)	(7,670,400)
Financing activities:
Proceeds from sale of common stock under public offerings	5,298,581	4,407,093
Issuance costs paid related to sale of common stock under public offerings	(6,369)	(7,129)
Proceeds from sale of preferred stock under public offerings	2,069,957	1,336,938
Issuance costs paid related to sale of preferred stock under public offerings	(4,543)	(31,113)
Dividends paid on preferred stock	(229,527)	(9,188)
Proceeds from exercise of stock options	15,438	9,418
Proceeds from sales under employee stock purchase plan	3,046	2,703
Other financing outflows	(149)	(141)
Proceeds from convertible senior notes	—	2,000,000
Issuance costs paid for convertible senior notes	—	(14,133)
Payments to settle conversions and redemption of convertible senior notes	—	(143)
Net cash provided by financing activities	7,146,434	7,694,305
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,443)	845
Net (decrease) increase in cash, cash equivalents, and restricted cash	(94,098)	22,361
Cash, cash equivalents, and restricted cash, beginning of period	2,303,343	39,897
Cash, cash equivalents, and restricted cash, end of period	$2,209,245	$62,258
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Summary of Significant Accounting Policies
(a) Basis of Presentation
The accompanying Consolidated Financial Statements of Strategy Inc (“Strategy,” or the “Company”) are unaudited.
The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes in the Company’s accounting policies since December 31, 2025.
Certain prior period amounts have been reclassified and aggregated to conform to the current period presentation. These changes did not have a material impact on the Company’s Consolidated Financial Statements and no underlying accounting policies or measurement bases have changed.
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

(b) Digital Assets
The Company initially records its bitcoin purchases at cost and any increases or decreases in fair value are recognized as incurred in the Company's Consolidated Statements of Operations, and the fair value of the Company’s bitcoin is reflected within the Company's Consolidated Balance Sheet each reporting period-end. The Company establishes a deferred tax liability when the fair value of bitcoin at the reporting date exceeds the average cost basis of the Company’s bitcoin holdings at that date. Subsequent increases or decreases in the fair value of bitcoin result in corresponding increases or decreases to the deferred tax liability. If the fair value of bitcoin declines below the Company’s cost basis, the deferred tax liability related to unrealized gains is reversed, and a deferred tax asset is recognized for the resulting unrealized loss. The Company evaluates the realizability of deferred tax assets each reporting period and records a valuation allowance against its U.S. federal and state deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.
(c) Redeemable Preferred Stock
As of March 31, 2026, the following series of preferred stock of the Company were outstanding:
•10.00% Series A Perpetual Strife Preferred Stock (“STRF Stock”);
•Variable Rate Series A Perpetual Stretch Preferred Stock (“STRC Stock”);
•10.00% Series A Perpetual Stream Preferred Stock ("STRE Stock");
•8.00% Series A Perpetual Strike Preferred Stock (“STRK Stock”); and
•10.00% Series A Perpetual Stride Preferred Stock (“STRD Stock”).
In these Notes to Consolidated Financial Statements, STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock are collectively referred to as “Preferred Stock.” In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, each series of Preferred Stock outstanding as of March 31, 2026 is classified within mezzanine equity, as certain events that could cause shares of each such series of Preferred Stock to become redeemable are not solely within the control of the Company. In each case, the carrying values of the shares are initially recognized based on proceeds received, net of issuance costs, and are not accreted to their redemption value unless it becomes probable that the shares will become redeemable. Refer to Note 9, Redeemable Preferred Stock for further discussion.

(2) Recent Accounting Standards
The following Accounting Standards Updates (“ASU”) were issued by the FASB but have not yet been adopted:
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires further disaggregation of specific expense captions in the notes to consolidated financial statements. The guidance is effective for the Company’s 2027 annual and 2028 interim periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on its disclosures and does not expect the adoption to have a material impact on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). Upon adoption, the Company will be required to account for internal-use software under the updated capitalization criteria. The standard is effective for the Company's interim and annual 2028 periods, with early adoption permitted. The standard can be applied either prospectively, retrospectively, or under a modified transition approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements as well as its method of adoption.
(3) Digital Assets
The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. The Company’s digital assets are initially recorded at cost. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, bitcoin assets are measured at fair value as of each reporting period. The Company determines the fair value of its bitcoin in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred in the Company's Consolidated Statements of Operations, within “Unrealized gain (loss) on digital assets”, within operating expenses in the Company’s Consolidated Statement of Operations.
The following table summarizes the Company’s digital asset holdings as of:

(in thousands, except number of bitcoins)	March 31, 2026	December 31, 2025
Approximate number of bitcoins held	762,099	672,500
Digital asset cost basis	$57,686,457	$50,435,331
Digital asset fair value	$51,649,675	$58,854,028
The following table summarizes the Company’s digital asset purchases and unrealized losses on digital assets as calculated after the adoption of ASU 2023-08 on January 1, 2025 for the periods indicated. The Company did not sell any of its bitcoins during the three months ended March 31, 2026 or 2025, respectively.

	Three Months Ended March 31,
(in thousands, except number of bitcoins)	2026	2025
Approximate number of bitcoins purchased	89,599	80,715
Digital asset purchases	$7,251,126	$7,661,663
Unrealized loss on digital assets	$14,455,479	$5,906,005
From time to time, the Company’s execution partners may extend short-term trade credits to the Company and to MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, to purchase bitcoin in advance of using cash funds in their respective trading accounts. Trade credits are due and payable after the bitcoin purchases are completed. During the three months ended March 31, 2026 and 2025, certain bitcoin of the Company and MacroStrategy were subject to a first priority security interest and lien in order to secure payments owed by the Company or MacroStrategy with respect to these arrangements. While trade credits are outstanding, the Company and MacroStrategy may incur interest fees and be required to maintain minimum balances in its trading and custody accounts with such execution partners. As of March 31, 2026, neither the Company nor MacroStrategy had any outstanding trade credits payable.
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
Accounts receivable consisted of the following, as of:

(in thousands)	March 31, 2026	December 31, 2025
Billed and billable	$125,327	$209,094
Less: allowance for credit losses	(3,070)	(3,346)
Accounts receivable, net	$122,257	$205,748
Changes in the allowance for credit losses were not material for the three months ended March 31, 2026.
Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $11.8 million and $9.7 million, as of March 31, 2026 and December 31, 2025, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $6.9 million and $4.7 million, as of March 31, 2026 and December 31, 2025, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three months ended March 31, 2026 and 2025, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.
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
During the three months ended March 31, 2026 and 2025, the Company recognized revenues of $96.7 million and $85.4 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of the respective year. For the three months ended March 31, 2026 and 2025, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.
The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligations disclosure. As of March 31, 2026, the Company had an aggregate transaction price of $577.7 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. The Company expects to recognize $334.7 million within the next 12 months and the remainder thereafter.

(5) Long-term Debt
The net carrying value of the Company’s outstanding debt consisted of the following, as of:

(in thousands)	March 31, 2026	December 31, 2025
2028 Convertible Notes	$1,003,791	$1,002,736
2029 Convertible Notes	2,984,138	2,982,316
2030A Convertible Notes	790,101	789,109
2030B Convertible Notes	1,990,366	1,989,115
2031 Convertible Notes	597,462	596,843
2032 Convertible Notes	790,798	790,113
Other long-term secured debt	39,868	39,923
Total	$8,196,524	$8,190,155
Reported as:
Current portion of long-term debt, net	31,402	31,313
Long-term debt, net	8,165,122	8,158,842
Total	$8,196,524	$8,190,155
Convertible Senior Notes
As of March 31, 2026, the following convertible notes were outstanding (the “Outstanding Convertible Notes”):
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

The following table summarizes the key terms of each of the Convertible Notes (principal at inception, net proceeds, and issuance costs are each reported in thousands). The summaries below are qualified in their entirety by the full text of the applicable indenture governing the respective Convertible Notes:

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
(3)"Interest Payment Date" represent the dates on which regular interest is payable on the 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes under the applicable indenture. Since the 2029 Convertible Notes and the 2030B Convertible Notes do not bear, and the 2027 Convertible Notes prior to their redemption did not bear, regular interest, "Interest Payment Dates" for such notes represent the dates on which special interest and/or additional interest, if any, is payable under the applicable indenture.
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
(5)“Date of Holder Put Option” represents the respective dates upon which holders of the Outstanding Convertible Notes each have a noncontingent right to require the Company to repurchase for cash all or any portion of their respective notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
(6)The “Initial Conversion Rate” is stated in shares of the Company’s class A common stock per $1,000 principal amount. The conversion rates are subject to customary anti-dilution adjustments. In addition, following certain events that may occur prior to the respective maturity dates or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its respective Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in each indenture governing the respective Convertible Notes.
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
(9)Prior to the respective dates, the Convertible Notes are convertible only under the following circumstances:
i.during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Convertible Notes on each applicable trading day;
ii.during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined under each applicable indenture governing the respective Convertible Notes) per $1,000 principal amount of the respective Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s class A common stock and the applicable conversion rate on each such trading day;
iii.(a) in the case of the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes, the Company calls any or all of such Convertible Notes for redemption, then a holder may surrender all or any part of such of its Convertible Notes as called for redemption for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (b) in the case of the 2030B Convertible Notes, the Company calls any 2030B Convertible Notes for redemption, then the holders of such 2030B Convertible Note may convert such 2030B Convertible Notes at any time before the close of business on the second business day immediately before the related redemption date; and
iv.upon occurrence of specified corporate events as described in each applicable indenture governing the respective Convertible Notes.
(10)The Company may redeem for cash all or a portion of the Outstanding Convertible Notes at its option, on or after the stated dates, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the respective Convertible Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. See below “Conversions and Redemption of Convertible Notes” subsection for information regarding the Company’s redemption of the 2027 Convertible Notes.
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
The respective indentures governing the Convertible Notes contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the applicable trustee of the respective Convertible Notes or the holders of at least 25% in principal amount outstanding of the respective Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on all the respective Convertible Notes to be due and payable.

Although the Convertible Notes contain embedded conversion features, the Company accounts for the Convertible Notes in their entirety as a liability because the conversion features are indexed to the Company’s class A common stock and meet the criteria for classification in stockholders’ equity and therefore do not qualify for separate derivative accounting.
Conversions and Redemption of Convertible Notes
During the three months ended March 31, 2025, the full $1.05 billion aggregate principal amount of the 2027 Convertible Notes were converted or redeemed. Upon settlement of the notes that were converted, the Company issued 7,373,528 shares of its class A common stock and paid a nominal amount of cash in lieu of fractional shares. During the three months ended March 31, 2025, the Company received from certain holders of the 2031 Convertible Notes requests to convert an immaterial principal amount of the 2031 Convertible Notes, which the Company settled in shares of class A common stock and cash in accordance with the terms and provisions of the indenture governing the 2031 Convertible Notes.
During three months ended March 31, 2026, the Outstanding Convertible Notes were not convertible and the Company did not receive any conversion requests.
Collective Convertible Notes Disclosures
As of March 31, 2026, the maximum number of shares into which the Outstanding Convertible Notes could have been potentially converted if the conversion features were triggered at the conversion rates then in effect based on the Outstanding Convertible Notes then outstanding on such date was:
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
None of the Outstanding Convertible Notes were convertible at the option of the holders during the three months ended March 31, 2026. See "Conversions and Redemptions of Convertible Notes" above for additional information about conversions during the three months ended March 31, 2025.
The Outstanding Convertible Notes may be convertible in future periods if one or more of the conversion conditions are satisfied during future measurement periods. See "Convertible Senior Notes" above for additional information. None of the Company's Outstanding Convertible Notes are convertible at the option of the holders of the respective Convertible Notes during the three months ended June 30, 2026.
As of March 31, 2026, and December 31, 2025, the net carrying value of the Outstanding Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.
The following table presents the net carrying value and fair value of the Company’s Outstanding Convertible Notes as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Outstanding Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Leveling
2028 Convertible Notes	$1,010,000	$(6,209)	$1,003,791	$1,111,909	Level 2
2029 Convertible Notes	3,000,000	(15,862)	2,984,138	2,516,940	Level 2
2030A Convertible Notes	800,000	(9,899)	790,101	925,656	Level 2
2030B Convertible Notes	2,000,000	(9,634)	1,990,366	1,745,920	Level 2
2031 Convertible Notes	603,659	(6,197)	597,462	583,340	Level 2
2032 Convertible Notes	800,000	(9,202)	790,798	804,624	Level 2
Total	$8,213,659	$(57,003)	$8,156,656	$7,688,389

	December 31, 2025
	Outstanding Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Leveling
2028 Convertible Notes	$1,010,000	$(7,264)	$1,002,736	$1,214,525	Level 2
2029 Convertible Notes	3,000,000	(17,684)	2,982,316	2,468,832	Level 2
2030A Convertible Notes	800,000	(10,891)	789,109	1,014,071	Level 2
2030B Convertible Notes	2,000,000	(10,885)	1,989,115	1,728,262	Level 2
2031 Convertible Notes	603,659	(6,816)	596,843	621,950	Level 2
2032 Convertible Notes	800,000	(9,887)	790,113	892,562	Level 2
Total	$8,213,659	$(63,427)	$8,150,232	$7,940,202
The fair value of the Outstanding Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).
For the three months ended March 31, 2026 and 2025 interest expense related to the Convertible Notes was as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in thousands)	Contractual Interest Expense	Amortization of Issuance Costs	Total	Contractual Interest Expense	Amortization of Issuance Costs	Total
2027 Convertible Notes	$—	$—	$—	$—	$401	$401
2028 Convertible Notes	1,578	1,055	2,633	1,578	1,044	2,622
2029 Convertible Notes	—	1,822	1,822	—	1,818	1,818
2030A Convertible Notes	1,250	991	2,241	1,250	980	2,230
2030B Convertible Notes	—	1,251	1,251	—	513	513
2031 Convertible Notes	1,321	619	1,940	1,321	611	1,932
2032 Convertible Notes	4,500	685	5,185	4,500	668	5,168
Total	$8,649	$6,423	$15,072	$8,649	$6,035	$14,684
For the three months ended March 31, 2026 and 2025, the Company paid $8.3 million and $8.2 million, respectively, in interest related to the Convertible Notes. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.
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
After monthly payments made under the terms of these other long-term secured debt agreements, the other long-term secured debt had an aggregate net carrying value of $39.9 million as of both March 31, 2026 and December 31, 2025, respectively, and an aggregate outstanding principal balance of $40.2 million and $40.3 million as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, $31.4 million and $31.3 million of the respective net carrying values were short-term and were presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheets.
Maturities
The following table shows the maturities of the Company’s debt instruments outstanding as of March 31, 2026. The principal payments related to the Outstanding Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the respective convertible notes on their respective Date of Holder Put Option.

Payments due by period ending March 31, (in thousands)	2028 Convertible Notes	2029 Convertible Notes	2030A Convertible Notes	2030B Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	Other long- term secured debt	Total
2027	$—	$—	$—	$—	$—	$—	$31,716	$31,716
2028	1,010,000	—	—	2,000,000	—	—	8,477	3,018,477
2029	—	3,000,000	800,000	—	603,659	—	—	4,403,659
2030	—	—	—	—	—	800,000	—	800,000
Total	$1,010,000	$3,000,000	$800,000	$2,000,000	$603,659	$800,000	$40,193	$8,253,852
(6) Commitments and Contingencies
(a)Commitments
From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement or death, bodily harm, or damage to tangible personal property due to the Company’s personnel's gross negligence or willful misconduct in providing contracted services, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of March 31, 2026 or December 31, 2025.
(b)Contingencies
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
In 2023, the SG/CADE launched a public administrative proceeding to investigate potentially anticompetitive conduct by various entities and individuals in Brazil based in part on the information voluntarily disclosed by the Company’s Brazilian subsidiary, which is also one of the defendants in the proceeding. In February 2026, SG/CADE issued its final Technical Opinion in the proceeding. SG/CADE recommended, among other things, that leniency be confirmed for the Company’s Brazilian subsidiary and no fines be imposed against it. The case will now be referred to CADE’s Tribunal. If, after its review, the Tribunal confirms that the Brazilian subsidiary’s obligations under the leniency agreement it signed with SG/CADE have been fulfilled, the Brazilian subsidiary will receive full immunity from fines.
Pursuant to its leniency agreement with the CGU and the AGU, the Brazilian subsidiary (i) paid approximately BRL 6.2 million (equivalent to approximately $1.1 million) in July 2024, (ii) agreed to certain undertakings regarding its compliance program, and (iii) has been granted immunity from debarment and other sanctions. As a result of this leniency agreement, the CGU dismissed its pending administrative action against the Brazilian subsidiary over alleged procurement violations.
Pursuant to its leniency agreement with the CGE-SP and PGE-SP, the Brazilian subsidiary (i) paid approximately BRL 2.4 million (equivalent to approximately $0.4 million) in April 2025, and (ii) has been granted immunity from debarment and other sanctions.

The Company’s Brazilian subsidiary continues to cooperate with requests from government authorities related to the above matters. As of March 31, 2026, the Company remained unable to reasonably estimate a range of loss beyond the payments described above.
Shareholder Action
On July 21, 2025, David Dodge (“Plaintiff”) filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against the Company and the Company’s board of directors alleging violations of the Delaware General Corporation Law (the “DGCL”), and asserting a claim against the Company’s board of directors for breach of fiduciary duty in connection with the purported DGCL violation. Plaintiff purported to assert claims on behalf of himself and similarly situated holders of the Company’s common stock alleging that pursuant to Section 242 of the DGCL (“Section 242”), the holders of the Company’s common stock were entitled to vote on the STRK Amendment (as defined in Note 9, Redeemable Preferred Stock) the Company filed on July 7, 2025 with the Secretary of State of the State of Delaware. Refer to Note 9, Redeemable Preferred Stock, for additional information on the STRK Amendment. Plaintiff sought, among other things, an order (i) finding, determining and declaring that the Company violated Section 242; (ii) finding, determining and declaring that the Company's board of directors has breached its fiduciary duties; (iii) deeming the STRK Amendment ineffective and requiring that the Company file a certificate of correction with the Delaware Secretary of State invalidating the STRK Amendment; (iv) awarding unspecified damages to Plaintiff and the class, including interest; (v) awarding attorneys’ fees and costs; and (vi) granting other relief. On March 12, 2026, counsel for the parties entered into and filed with the Court of Chancery a Stipulation and [Proposed] Order Dismissing the Action as Moot (the “Stipulation”) (brackets in original), which provided for the dismissal of the action as moot with prejudice as to Plaintiff and without prejudice as to any claims belonging to any other actual or potential members of the putative class, and that the Company would pay Plaintiff's attorneys' fees and expenses in the amount of $550,000. Under the Stipulation, the Company agreed to, among other things, seek stockholder approval of a proposal to ratify the STRK Amendment pursuant to Section 204 of the DGCL at the Company's 2026 annual meeting of stockholders. On March 27, 2026, the Court of Chancery approved the Stipulation in all respects material to the Company and dismissed the case. The Court did not pass, and will not pass, judgment on any entitlement to attorneys’ fees or the amount thereof.
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
(7) Income Taxes
The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax ordinary income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences and the impact of any valuation allowances. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.
For the three months ended March 31, 2026, the Company recorded a provision for income tax benefit of $1.92 billion on a pretax loss of $14.47 billion, which resulted in an effective tax rate of 13.3%. For the three months ended March 31, 2025, the Company recorded a benefit from income taxes of $1.73 billion on a pretax loss of $5.94 billion, which resulted in an effective tax rate of 29.0%. During the three months ended March 31, 2026, the Company’s benefit from income taxes primarily related to (i) the tax effect of the unrealized losses on digital assets as offset by (ii) the establishment of a full valuation allowance on domestic net deferred tax assets. During the three months ended March 31, 2025, the Company’s benefit from income taxes primarily related to the tax effect of the unrealized loss on digital assets.
As of March 31, 2026, the fair market value of bitcoin declined to the point where the cost basis of the bitcoin holdings exceeded their fair market value, requiring the Company to (i) reverse the deferred tax liability of $2.42 billion on the unrealized gain on bitcoin holdings that existed as of December 31, 2025, (ii) record a deferred tax asset for the unrealized loss on bitcoin holdings of $1.73 billion, and (iii) establish a valuation allowance against all domestic net deferred tax assets of $2.23 billion that, in the Company’s present estimation, more likely than not will not be realized. If, in future periods, the fair market value of bitcoin increases and exceeds the cost basis of the Company's bitcoin holdings, the deferred tax asset with respect to unrealized loss would be reversed and the valuation allowance on domestic net deferred tax assets could be released. The Company will continue to regularly assess the realizability of deferred tax assets.
The Company records liabilities related to its uncertain tax positions. As of March 31, 2026, the Company had gross unrecognized income tax benefits, including accrued interest, of $13.2 million, of which $3.1 million was recorded in “Other long-term liabilities” and $10.1 million was recorded in “Deferred tax assets” in the Company’s Consolidated Balance Sheet. As of December 31, 2025, the Company had gross unrecognized income tax benefits of $13.4 million, including accrued interest, $3.0 million of which was recorded in “Other long-term liabilities” and $10.4 million of which was recorded in “Deferred tax liability” in the Company’s Consolidated Balance Sheet.
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
The Company maintains the 2023 Equity Incentive Plan (as amended, the “2023 Equity Plan”) under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock, restricted stock units, performance stock units, and other stock-based awards. On January 21, 2025, the Company's stockholders approved an amendment to the 2023 Equity Plan (the “2024 Plan Amendment”). The 2024 Plan Amendment amended the 2023 Equity Plan to provide that, beginning on December 20, 2024, each non-employee director who is newly appointed to the Company's board of directors shall automatically receive, upon the date of such director’s initial appointment to the Company's board of directors, equity awards having an aggregate fair value equal to $2,000,000, one-half of which ($1,000,000) will consist of a non-statutory stock option and one-half of which ($1,000,000) will consist of restricted stock units, with each award vesting annually in equal installments over four years.
An aggregate of up to 19,327,030 shares of the Company’s class A common stock were authorized for issuance under the 2023 Equity Plan. As of March 31, 2026, there were 2,751,074 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan. The 2013 Equity Plan and the 2023 Equity Plan together are referred to herein as the “Stock Incentive Plans.”
Stock option awards
As of March 31, 2026, there were options to purchase 3,314,993 shares of class A common stock outstanding under the Stock Incentive Plans. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026:

	Stock Options Outstanding
(in thousands, except per share data and years)	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of January 1, 2026	3,535	$42.63
Granted	59	$150.28
Exercised	(277)	$55.60	$28,532
Forfeited/Expired	(2)	$159.93
Balance as of March 31, 2026	3,315	$43.42
Exercisable as of March 31, 2026	2,827	$37.76	$249,075	5.1
Expected to vest as of March 31, 2026	488	$76.19	$34,318	7.4
Total	3,315	$43.42	$283,393	5.4

Stock options outstanding as of March 31, 2026 are comprised of the following range of exercise prices per share:

	Stock Options Outstanding
(in thousands, except per share data and years) Range of Exercise Prices per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
$12.45 - $20.00	857	$15.22	3.4
$20.01 - $30.00	868	$24.48	6.6
$30.01 - $40.00	15	$30.16	7.2
$40.01 - $50.00	853	$41.23	5.8
$50.01 - $70.00	535	$69.12	4.9
$70.01 - $220.00	133	$156.89	9.0
$220.01 - $300.00	36	$261.38	8.9
$300.01 - $364.20	11	$364.20	8.7
$364.21 and over	7	$371.27	9.2
Total	3,315	$43.42	5.4
An aggregate of 362,693 stock options with an aggregate grant date fair value of $11.1 million vested during the three months ended March 31, 2026. An aggregate of 958,570 stock options with an aggregate grant date fair value of $30.2 million vested during the three months ended March 31, 2025. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $150.28 and $221.70 for each share subject to a stock option granted during the three months ended March 31, 2026 and 2025, respectively, based on the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term of awards in years	6.25	6.25
Expected volatility	89.4%	83.8% - 84.9%
Risk-free interest rate	3.9%	4.1% - 4.4%
Expected dividend yield	0.0%	0.0%
For the three months ended March 31, 2026 and 2025, the Company recognized approximately $3.7 million and $6.6 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of March 31, 2026, there was approximately $22.5 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.9 years.
Share-settled restricted stock units
As of March 31, 2026, there were 870,307 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
(in thousands)	Units	Aggregate Intrinsic Value
Balance as of January 1, 2026	731
Granted	255
Vested	(91)	$12,337
Forfeited	(25)
Balance as of March 31, 2026	870
Expected to vest as of March 31, 2026	870	$108,614
During the year ended December 31, 2025, and all interim periods presented, the Company used a sell-to-cover method, under which all vested shares are issued and a portion is sold in the open market to satisfy employee payroll tax obligations. During the three months ended March 31, 2026, 90,769 share-settled restricted stock units having an aggregate grant date fair value of $14.3 million vested, resulting in the issuance of 90,769 shares of class A common stock; of these issued shares, 32,515 shares were sold in the open market to satisfy employee payroll tax withholding obligations. During the three months ended March 31, 2025, 104,170 share-settled restricted stock units having an aggregate grant date fair value of $11.4 million vested, resulting in the issuance of 104,170 shares of class A common stock; of these issued shares 35,704 shares were sold in the open market to satisfy employee payroll tax withholding obligations. The weighted average grant date fair value of share-settled restricted stock units granted during the three months ended March 31, 2026 and 2025 was $149.63 and $272.08, respectively, based on the fair value of the Company’s class A common stock.
For the three months ended March 31, 2026, and 2025, the Company recognized approximately $6.1 million and $5.2 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of March 31, 2026, there was approximately $89.3 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 3.2 years.
Share-settled performance stock units
As of March 31, 2026, there were 290,489 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
(in thousands)	Units	Aggregate Intrinsic Value
Balance as of January 1, 2026	239
Granted	51
Vested	—
Forfeited	—
Balance as of March 31, 2026	290
Expected to vest as of March 31, 2026	290	$53,672
The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $267.03 and $445.66 for each performance stock unit granted during the three months ended March 31, 2026 and 2025, respectively, based on the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term of awards in years	3.0	3.0
Expected volatility	87.2%	99.2%
Risk-free interest rate	3.7%	3.9%
Expected dividend yield	0.0%	0.0%
No performance stock units vested during the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, and 2025, the Company recognized approximately $2.7 million and $0.7 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of March 31, 2026, there was approximately $24.8 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.3 years.
2021 ESPP
The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 1,000,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the three months ended March 31, 2026, 27,679 shares of class A common stock were issued in connection with the 2021 ESPP. As of March 31, 2026, 435,917 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.
For the three months ended March 31, 2026 and 2025, the Company recognized approximately $0.7 million and $0.4 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of March 31, 2026, there was approximately $0.7 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.4 years.
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
On July 7, 2025, the Company filed a certificate of amendment (the “STRK Amendment”) with the Secretary of State of the State of Delaware to the STRK Stock certificate of designations so that, together with other conforming changes, the STRK Stock has a liquidation preference that is initially $100 per share; provided, however, that, effective immediately after the close of business on each business day on or after July 7, 2025 (and, on or after July 7, 2025, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of STRK Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the liquidation preference per share of STRK Stock will be adjusted to be the greatest of (i) the stated amount of $100 per share of STRK Stock; (ii) in the case of any business day on or after July 7, 2025 with respect to which Strategy has, on such business day or any business day during the ten trading day period preceding such business day, executed any sale transaction to be settled by the issuance of STRK Stock, an amount equal to the Last Reported Sale Price (as defined in the STRK Stock certificate of designations) per share of STRK Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the Last Reported Sale Prices per share of STRK Stock for each trading day of the ten consecutive trading days immediately preceding such business day; provided that, for purposes of the definition of liquidation preference, the execution of the STRK Amendment will be treated as an execution of a sale transaction settled by the issuance of STRK Stock. See Note 6, Commitments and Contingencies, for additional information. Until the STRK Amendment's ratification has been completed, investors should treat the STRK Amendment as being subject to ratification.
The following table summarizes the key terms and provisions of each series of Preferred Stock, and information relating to each series of Preferred Stock as of March 31, 2026. The summaries below are qualified in their entirety by the full text of the applicable certificate of designations.

	STRF Stock	STRC Stock	STRE Stock	STRK Stock	STRD Stock
Trading Symbol	STRF	STRC	STRE	STRK	STRD
Stock Exchange	NASDAQ	NASDAQ	Luxembourg Stock Exchange	NASDAQ	NASDAQ
Initial Issuance Date	March 25, 2025	July 29, 2025	November 13, 2025	February 5, 2025	June 10, 2025
Initial Shares Issued	8,500,000	28,011,111	7,750,000	7,300,000	11,764,700
Initial Public Offering Price per share	$85.00	$90.00	€80.00	$80.00	$85.00
Initial Net Proceeds (in thousands)	$710,873	$2,473,800	€608,734	$563,226	$979,486
Initial Issuance Costs (in thousands)	$11,627	$47,200	€11,266	$20,774	$20,514
Shares Issued as of March 31, 2026	12,839,689	50,246,513	7,750,000	14,020,744	14,024,221
Par Value Per Share	$0.001	$0.001	€0.001	$0.001	$0.001
Liquidation Preference Per Share as of March 31, 2026 (1)	$100.00	$100.00	€100.00	$100.00	$100.00
Aggregate Liquidation Preference as of March 31, 2026 (1) (in thousands)	$1,283,969	$5,024,651	$891,560	$1,402,074	$1,402,422
Stated Amount	$100.00	$100.00	€100.00	n/a	$100.00
Dividend Rate Per Annum as of March 31, 2026 (2)	10%	11.50%	10%	8%	10%
Cumulative Dividends	Yes	Yes	Yes	Yes	No
Dividend Payment Method	Cash	Cash	Cash	Cash, class A common stock, or a combination of both	Cash
Conversion Privilege	None	None	None	Convertible to class A common stock at any time	None
Initial Conversion Rate	n/a	n/a	n/a	0.1 shares of class A common stock per share of STRK Stock	n/a
Redemption Rights (3)	Yes	Yes	Yes	Yes	Yes
Repurchase Rights (4)	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change
Board Rights (5)	Yes	No	No	Yes	No
(1)The liquidation preference per share of STRF Stock, STRC Stock, STRE Stock and STRD Stock generally approximates to the greater of the trading price per share of the applicable series of Preferred Stock or $100 (or, in the case of STRE Stock, €100) as set forth in the applicable certificate of designations. As of March 31, 2026, the liquidation preference per share of STRK Stock was $100. See Note 6, Commitments and Contingencies – Contingencies - Shareholder Action, for additional information.
(2)Shares of STRC Stock accumulate cumulative dividends at a variable rate per annum on the stated amount thereof. The Company has the right, at its sole and absolute discretion, to adjust the regular dividend rate applicable to a regular dividend period in the manner set forth in the STRC Stock certificate of designations. The monthly regular dividend rate per annum on STRC Stock for the month ended March 31, 2026 was 11.50%.
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
At-the-Market Offerings of Preferred Stock
The Company is party to a sales agreement (as amended and supplemented to date, the “Omnibus Sales Agreement”) with TD Securities (USA) LLC, The Benchmark Company, LLC, StoneX Financial Inc., A.G.P./Alliance Global Partners, Barclays Capital Inc., BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Clear Street LLC, Compass Point Research & Trading, LLC, H.C. Wainwright & Co., LLC, Keefe, Bruyette & Woods, Inc., Maxim Group LLC, Mizuho Securities USA LLC, Moelis & Company LLC, Morgan Stanley & Co. LLC, Santander US Capital Markets LLC, SG Americas Securities, LLC, and TCBI Securities, Inc., doing business as Texas Capital Securities, as sales agents (each an “Agent” and collectively, the “Agents”), pursuant to which the Company may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by the Company from time to time in the future.
Refer to Note 11, At-the-Market Offerings – Preferred Stock ATM Offerings, for additional information regarding the Company’s at-the-market equity offering programs ("ATMs") with respect to certain of our Preferred Stock.
Dividends on Preferred Stock
As of March 31, 2026, dividends on the Company's Preferred Stock are payable when, as and if declared by the Company's board of directors, out of funds legally available for their payment:
•in the case of STRF Stock, STRE Stock, STRK Stock, and STRD Stock, quarterly in arrears on March 31, June 30, September 30 and December 31 of each year; and
•in the case of STRC Stock, monthly in arrears.
During the three months ended March 31, 2026 and March 31, 2025, the Company declared and paid the following dividends:

	Three Months Ended March 31,
Cash Dividends Paid (in thousands)	2026	2025
STRF Stock	$32,099	$—
STRC Stock	111,431	—
STRE Stock (1)	22,895	—
STRK Stock	28,041	9,188
STRD Stock	35,061	—
Total Cash Dividends Paid	$229,527	$9,188
(1) Reflects the Euro to USD exchange rate in effect at the time of the applicable STRE Stock dividend payment.
(10) Basic and Diluted Loss per Common Share
Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average common stock outstanding during the respective period. Net loss attributable to common stockholders is computed by deducting the dividends declared related to the current financial reporting period.

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
As of March 31, 2026, the Company had five series of Preferred Stock outstanding: STRF Stock, STRC Stock, STRE Stock, STRK Stock, and STRD Stock. Only STRK Stock is convertible into the Company’s class A common stock and, therefore, is the only series of Preferred Stock that impacts diluted earnings per common share. Each share of the STRK Stock is convertible at any time, at the option of the holder, into 0.1 shares of class A common stock. Refer to Note 9, Redeemable Preferred Stock, to the Consolidated Financial Statements, for additional information on the dividend, voting, and other rights of the Company's outstanding Preferred Stock.
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
The following table sets forth the computation of basic and diluted loss per common share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator - Basic and Diluted:
Net loss	$(12,542,670)	$(4,217,370)
Dividends on preferred stock	(229,527)	(10,648)
Net loss attributable to common stockholders of Strategy	$(12,772,197)	$(4,228,018)

Denominator - Basic and Diluted:
Weighted average common shares of class A common stock	314,273	236,833
Weighted average common shares of class B common stock	19,640	19,640
Total weighted average shares of common stock outstanding	333,913	256,473

Loss per common share:
Basic loss per share (1)	$(38.25)	$(16.49)
Diluted loss per share (1)	$(38.25)	$(16.49)
(1)Basic and fully diluted loss per common share for class A and class B common stock are the same.

For the three months ended March 31, 2026 and 2025, the following weighted average shares of potential class A common stock were excluded from the diluted loss per common share calculation because their impact would have been anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock options	3,356	4,770
Restricted stock units	745	1,181
Performance stock units	486	590
Employee stock purchase plan	5	4
Convertible preferred stock	1,401	450
2027 Convertible Notes	—	2,977
2028 Convertible Notes	5,513	5,513
2029 Convertible Notes	4,462	4,462
2030A Convertible Notes	5,342	5,342
2030B Convertible Notes	4,614	2,000
2031 Convertible Notes	2,594	2,594
2032 Convertible Notes	3,915	3,915
Total	32,433	33,798
(11) At-the-Market Offerings
From time to time, the Company has entered into sales agreements with agents pursuant to which the Company could issue and sell shares of certain series of its Preferred Stock and class A common stock through ATMs. Pursuant to these agreements, the Company agreed to pay the sales agents commissions for their services in acting as agents with respect to the sale of shares through the at-the-market equity offering programs and also agreed to provide the sales agents with reimbursement for certain incurred expenses and customary indemnification and contribution rights.
As of March 31, 2026, the Company is party to the Omnibus Sales Agreement, pursuant to which the Company may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by the Company from time to time in the future.
The following table sets forth total shares sold and net proceeds (net of sales commissions and expenses) received from shares sold under the Company's ATMs for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Number of shares sold pursuant to at-the-market offerings:
STRF Stock ATMs	—	—
STRC Stock ATMs	20,659,450	—
STRK Stock ATMs	38,796	349,907
STRD Stock ATMs	—	—
Class A common stock ATMs	33,468,730	12,624,595

Net proceeds received from shares sold pursuant to at-the-market offerings (in thousands):
STRF Stock ATMs	$—	$—
STRC Stock ATMs	2,062,677	—
STRK Stock ATMs	2,968	30,398
STRD Stock ATMs	—	—
Class A common stock ATMs	5,292,212	4,399,205
Total	$7,357,857	$4,429,603
Issuance cost adjustments related to STRF and STRD Stock ATMs (in thousands):	$(303)	$—
The sales commissions and expenses related to sales of class A common stock described above are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the corresponding shares are issued and sold.

(12) Segment Information
The Company has one reportable operating segment, the “Software Business,” which is engaged in the design, development, marketing, and sales of the Company’s enterprise analytics software platform through cloud subscriptions and licensing arrangements and related services (i.e., product support, consulting and education). The “Corporate & Other” category presented in the following tables is not considered an operating segment. It consists primarily of costs and expenses related to executing the Company’s bitcoin strategy and includes the unrealized losses, and other third-party costs associated with the Company’s bitcoin holdings, net interest expense primarily related to long-term debt obligations (the net proceeds of which were primarily used to purchase bitcoin), and income tax effects generated from the Company’s bitcoin holdings and related debt issuances. Beginning in 2025, the Company has dedicated certain corporate resources to its bitcoin strategy. These costs, including related share-based compensation expense, are included within the “Corporate resources” and the “Share-based compensation expense” segment expense line items to better align with their activities and utilization.
The Company’s chief operating decision maker (“CODM”), is the Company’s Chief Executive Officer, who manages the entity on a consolidated basis. The CODM uses “net income (loss)” to assess the profitability of the software business by comparing actual to budgeted results on a monthly basis. In doing so, he focuses on “controllable costs” across main functions of the Software Business and allocates personnel and budget accordingly to maximize potential profitability. The CODM also uses “net income (loss)” to understand the impact from income taxes and debt-related items for general tax and liquidity planning purposes.
The following tables present (for each of the Software Business segment and Corporate & Other category, and on a consolidated basis) the Company’s revenues and significant expenses regularly provided to the CODM, reconciled to net income (loss) for each of the periods presented.

	Three Months Ended March 31, 2026
(in thousands)	Software Business	Corporate & Other (6)	Total Consolidated
Total revenues	$124,300	$—	$124,300
Significant expenses (1)
Controllable
Sales and marketing	(31,298)	—	(31,298)
Maintenance	(6,141)	—	(6,141)
Consulting	(11,282)	—	(11,282)
Cloud	(22,552)	—	(22,552)
Technology	(23,059)	—	(23,059)
Corporate resources	(15,813)	(9,693)	(25,506)
Non-Controllable
Unrealized loss on digital assets	—	(14,455,479)	(14,455,479)
Digital asset custody fees	—	(3,908)	(3,908)
Share-based compensation expense	(9,282)	(3,891)	(13,173)
Payroll taxes on equity award exercises and vestings	(460)	(202)	(662)
Other segment items (2)	902	555	1,457
Interest income, net (3)	92	1,732	1,824
Income tax benefit (expense) (4)	(494,830)	2,417,639	1,922,809
Net loss	$(489,423)	$(12,053,247)	$(12,542,670)
Total assets, as of March 31, 2026 (5)	$476,051	$53,792,699	$54,268,750

	Three Months Ended March 31, 2025
(in thousands)	Software Business	Corporate & Other (6)	Total Consolidated
Total revenues	$111,066	$—	$111,066
Significant expenses (1)
Controllable
Sales and marketing	(23,648)	—	(23,648)
Maintenance	(6,764)	—	(6,764)
Consulting	(11,614)	—	(11,614)
Cloud	(14,558)	—	(14,558)
Technology	(24,702)	—	(24,702)
Corporate resources	(18,666)	(7,704)	(26,370)
Non-Controllable
Unrealized loss on digital assets	—	(5,906,005)	(5,906,005)
Digital asset custody fees	—	(4,122)	(4,122)
Share-based compensation expense	(8,662)	(3,157)	(11,819)
Payroll taxes on equity award exercises and vestings	(2,041)	(31)	(2,072)
Other segment items (2)	(4,740)	—	(4,740)
Interest income (expense), net (3)	98	(17,204)	(17,106)
Income tax benefit (4)	22,359	1,702,725	1,725,084
Net income (loss)	$18,128	$(4,235,498)	$(4,217,370)
Total assets, as of March 31, 2025 (5)	$373,681	$43,546,079	$43,919,760
(1)Significant expenses regularly provided to the CODM include both: (i) costs that the CODM considers to be “controllable”, for which the Company can manage future expense via the budgeting process (e.g. salaries, commissions, travel and entertainment expenses, third party-service provider fees, etc.), and that support each specific function of the Software Business (i.e. sales and marketing, maintenance, consulting, cloud, technology, and corporate resources) and (ii) costs that the CODM considers to be “non-controllable”, for which future expenses are primarily outside the Company’s control, such as unrealized gain or loss on digital assets, custody fees, share-based compensation expense, and employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans.
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
(3)Interest income, net for the three months ended March 31, 2026 is substantially related to interest income on the Company's U.S. dollar reserve (the "USD Reserve"), established in December 2025, partially offset by interest expense on the Company’s long-term debt arrangements, the proceeds from which were primarily used to purchase bitcoin. For the three months ended March 31, 2025, Interest expense, net amounts primarily reflect interest expense on such debt.
(4)Income tax effects allocated to the Corporate & Other category related solely to transactions involving the Company’s bitcoin or debt, including unrealized gains or losses on digital assets, interest expense, share-based compensation expense, corporate resources (including personnel costs), and other third-party expenses. These income tax effects also reflect the establishment and release of valuation allowances against deferred tax assets, primarily related to unrealized losses on digital assets, based on the Company’s assessment of the realizability of such deferred tax assets each reporting period. Income tax effects allocated to the Software Business category primarily relate to the tax benefit of share-based compensation for employees and also reflect the impact of the establishment and release of valuation allowances against deferred tax assets.
(5)Segment assets allocated to the Corporate & Other category as of March 31, 2026 include the Company’s digital assets and the USD Reserve, while segment assets as of March 31, 2025 included only the Company's digital assets.

(6) Certain personnel costs for employees involved in the Company’s bitcoin strategy are allocated and reported within Corporate resources in the Corporate & Other category. Non‑Controllable costs include bitcoin fair value adjustments, bitcoin custody fees, and stock‑based compensation.
Depreciation and amortization are included in net income (loss), but are not regularly reported to the CODM. All remaining depreciation and amortization is related to the Software Business, and separately presented in the Company’s Consolidated Statements of Cash Flows. Significant non-cash items include unrealized gain or loss on digital assets and share-based compensation and are presented in the table above and in the Company’s Consolidated Statements of Operations and/or Statements of Cash Flows. The Company does not regularly report capital expenditures on long-lived assets to the CODM.
The following table presents total revenues and long-lived assets according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net. The Corporate & Other category disclosed above is included within the U.S. region.

Geographic regions: (in thousands)	U.S.	EMEA	Other Regions	Consolidated
Total revenues
Three months ended March 31, 2026	$69,276	$44,213	$10,811	$124,300
Three months ended March 31, 2025	$63,460	$37,882	$9,724	$111,066
Long-lived assets
As of March 31, 2026	$77,216	$2,626	$6,703	$86,545
As of December 31, 2025	$66,022	$2,908	$6,903	$75,833
The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three months ended March 31, 2026 and 2025, Germany accounted for 10% or more of total consolidated revenues.
For the three months ended March 31, 2026 and 2025, no individual customer accounted for 10% or more of total consolidated revenues.
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
(14) Subsequent Events
Bitcoin Holdings
As of April 26, 2026, the Company held approximately 818,334 bitcoins with an aggregate fair market value of $64.04 billion (based on the market price of $78,258 of one bitcoin as reported on the Coinbase exchange as of April 26, 2026, 4:00 p.m. Eastern Time).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under Part II, "Item 1A. Risk Factors” of this Quarterly Report, which are incorporated by reference herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.
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
Bitcoin Strategy
We believe that bitcoin is a financial and technological innovation and represents a compelling long-term treasury reserve asset due to its scarcity, durability, and global liquidity. Through our bitcoin treasury operations, we execute on our bitcoin acquisition, capital markets and capital management strategies, which are designed to enable us to accumulate bitcoin in a manner we believe to be accretive to our shareholders in the long term and to generate value from our bitcoin holdings.
Under our Treasury Reserve Policy, our treasury reserve assets consist of:
•cash and cash equivalents and short-term investments (“Cash Assets”) in excess of working capital requirements; and
•bitcoin, which serves as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.
In addition to and in conjunction with our Treasury Reserve Policy, we pursue a corporate strategy of acquiring and holding bitcoin, including with the proceeds of capital raising transactions. Our capital markets strategy generally involves issuing class A common stock and preferred securities, which we collectively refer to as “digital credit,” through at-the-market equity offering programs (“ATMs”) when we deem advantageous.
As part of our capital management strategy, we maintain a U.S. dollar reserve (the "USD Reserve"), which is a management-designated portion of our liquidity intended to support the payment of dividends on our Preferred Stock and interest on our outstanding indebtedness. Our capital management strategy also contemplates that we may (i) enter into additional capital raising transactions that are secured, directly or indirectly, by our assets, including bitcoin, (ii) pursue strategies intended to generate income streams or otherwise generate funds using our bitcoin holdings; and (iii) periodically sell bitcoin for general corporate purposes, such as satisfying liquidity needs and financial obligations.
"Preferred Stock" refers to, collectively, our STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock.
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
Bitcoin Activity and Holdings
Bitcoin Acquisition Activity
The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, bitcoin sales (if any), and unrealized gain or loss on digital assets within the respective periods:

	Source of Capital Used to Purchase Bitcoin	Digital Asset Original Cost Basis (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase Price Per Bitcoin
Balance at January 1, 2025 (after adoption of ASU 2023-08)		$27,968,248	$41,790,421	447,470	$62,503
Digital asset purchases	(a)	7,661,663	7,661,663	80,715	94,922
Unrealized loss on digital assets		—	(5,906,005)	—	—
Balance at March 31, 2025		$35,629,911	$43,546,079	528,185	$67,457

Balance at January 1, 2026		$50,435,331	$58,854,028	672,500	$74,997
Digital asset purchases	(b)	7,251,126	7,251,126	89,599	80,929
Unrealized loss on digital assets		—	(14,455,479)	—	—
Balance at March 31, 2026		$57,686,457	$51,649,675	762,099	$75,694
(a)In the first quarter of 2025, we purchased bitcoin using $4.37 billion of the net proceeds from ATM sales of class A common stock, $1.99 billion of the net proceeds from our issuance of the 2030B Convertible Notes, $593.7 million of the aggregate net proceeds from the initial public offering and ATM sales of STRK Stock, and $710.0 million of the net proceeds from the initial public offering of STRF Stock.
(b)In the first quarter of 2026, we purchased bitcoin using $2.06 billion of the net proceeds from ATM sales of STRC Stock, $3.3 million of the net proceeds from ATM sales of STRK Stock and $5.19 billion of the net proceeds from ATM sales of class A common stock.
Our unrealized loss on digital assets for the three months ended March 31, 2026 and 2025 amounted to $14.46 billion and $5.91 billion, respectively, partially offset by $2.42 billion and $1.69 billion in deferred tax benefit respectively. See “Results of Operations – Bitcoin Impacts” additional information.
Bitcoin Holdings
The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices (rounded to the nearest dollar) of one bitcoin on the Coinbase exchange (our principal market for bitcoin) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
March 31, 2025	528,185	$76,555	$40,435,222	$109,358	$57,761,287	$82,445	$43,546,079
December 31, 2025	672,500	$74,421	$50,047,916	$126,296	$84,934,064	$87,515	$58,854,028
March 31, 2026	762,099	$60,001	$45,726,702	$97,964	$74,657,977	$67,773	$51,649,675
(a)The "Lowest Market Price Per Bitcoin During Quarter" represents the lowest market price for one bitcoin reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our bitcoin.
(b)The "Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price" represents a mathematical calculation consisting of the lowest market price for one bitcoin reported on the Coinbase exchange during the respective quarter multiplied by the number of bitcoins we held at the end of the applicable period.
(c)The "Highest Market Price Per Bitcoin During Quarter" represents the highest market price for one bitcoin reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our bitcoin.
(d)The "Market Value of Bitcoin Held at End of Quarter Using Highest Market Price" represents a mathematical calculation consisting of the highest market price for one bitcoin reported on the Coinbase exchange during the respective quarter multiplied by the number of bitcoins we held at the end of the applicable period.
(e)The "Market Price Per Bitcoin at End of Quarter" represents the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective quarter.
(f)The "Market Value of Bitcoin Held at End of Quarter Using Ending Market Price" represents a mathematical calculation consisting of the market price of one bitcoin on the Coinbase exchange at 4:00 p.m. Eastern Time on the last day of the respective quarter multiplied by the number of bitcoins we held at the end of the applicable period.
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
As of April 26, 2026, we held approximately 818,334 bitcoins, which had an aggregate market value of $64.04 billion as of April 26, 2026 (based on the market price of $78,258 of one bitcoin as reported on the Coinbase exchange as of April 26, 2026, 4:00 p.m. Eastern Time).
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
We custody our bitcoin across multiple custodians to diversify our exposure to any single custodian. Our custodial services contracts do not restrict our ability to reallocate bitcoin among custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. Given the significant amount of bitcoin we hold, we continually evaluate and seek to engage additional digital asset custodians to further diversify custody risk. We may also, in the future, discontinue or change the use of one or more third-party custodians or utilize alternative custody arrangements, including self-custody. For a discussion of risks relating to the custody of our bitcoin, see Part II, Item 1A. Risk Factors "—Risks Related to Our Bitcoin Strategy and Holdings—Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin", "—We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin" and "—Our bitcoin strategy exposes us to risk of non-performance by counterparties."
As of April 26, 2026, our bitcoin is held with the following custodians:

Custodian	Number of Bitcoin Custodied (1)	Bitcoin Custodied (%)
Coinbase Custody Trust Company, LLC	336,800	41%
Anchorage Digital Bank N.A.	313,919	38%
Fidelity Digital Assets, NA (f/k/a Fidelity Digital Asset Services, LLC)	167,615	21%
Total	818,334	100%
(1) Amounts shown are rounded to the nearest bitcoin
To our knowledge, none of our third-party custodians have appointed sub-custodians to hold any of our bitcoin, and none of our custodians are related parties of the Company.
Capital Markets Activity
Equity Offerings
Consistent with our Treasury Reserve Policy and bitcoin strategy, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire bitcoin. We fund our purchases of bitcoin primarily from proceeds of our offerings of our class A common stock and Preferred Stock instruments. We have also previously used proceeds from offerings of convertible notes and senior secured notes, and a loan secured by bitcoin, to purchase bitcoin, and we may incur additional indebtedness in the future, including for the purpose of purchasing bitcoin.
The following table sets forth total shares sold and total net proceeds received from shares sold under our initial public and at-the-market offerings for the periods indicated. For the three months ended March 31, 2026, the amounts presented reflect only shares sold under our at-the-market offerings. For the three months ended March 31, 2025, the amounts include shares sold under both our initial public offerings and ATMs.

	Three Months Ended March 31,
	2026	2025
Number of shares sold:
STRF Stock	—	8,500,000
STRC Stock	20,659,450	—
STRK Stock	38,796	7,649,907
STRD Stock	—	—
Class A common stock	33,468,730	12,624,595

Net proceeds received from shares sold (in thousands): (1)
STRF Stock	$—	$710,873
STRC Stock	2,062,677	—
STRK Stock	2,968	593,624
STRD Stock	—	—
Class A common stock	5,292,212	4,399,205
Total	$7,357,857	$5,703,702
Issuance cost adjustments related to STRF and STRD ATMs (in thousands):	$(303)	$—
(1)Includes shares sold and net proceeds received from shares sold under our initial public offerings of our Preferred Stock and ATMs of our class A common stock and certain series of our Preferred Stock for the periods indicated. See Note 9, Redeemable Preferred Stock, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information on the initial public offerings of our Preferred Stock.

The following table sets forth total shares sold and total net proceeds (net of sales commissions and expenses) received from shares sold under our ATMs for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Number of shares sold pursuant to at-the-market offerings:
STRF Stock ATMs	—	—
STRC Stock ATMs	20,659,450	—
STRK Stock ATMs	38,796	349,907
STRD Stock ATMs	—	—
Class A common stock ATMs	33,468,730	12,624,595

Net proceeds received from shares sold pursuant to at-the-market offerings (in thousands):
STRF Stock ATMs	$—	$—
STRC Stock ATMs	2,062,677	—
STRK Stock ATMs	2,968	30,398
STRD Stock ATMs	—	—
Class A common stock ATMs	5,292,212	4,399,205
Total	$7,357,857	$4,429,603
Issuance cost adjustments related to STRF and STRD Stock ATMs (in thousands):	$(303)	$—
As of March 31, 2026, we had the following capacities available for issuance and sale under our ATM:

(in millions)	Available for Issuance and Sale (2)
STRF Stock	$1,619.3
STRC Stock (1)	$22,748.2
STRK Stock	$2,100.0
STRD Stock	$4,014.8
Class A Common Stock (1)	$27,168.2
(1) Excludes proceeds from shares sold during the period but not yet settled as of March 31, 2026.
(2) On March 23, 2026, we announced the following updates to our ATM: (i) a new $21.0 billion offering of STRC Stock (the “STRC Increase”), (ii) a new $21.0 billion offering of MSTR Stock (the “MSTR Increase”), (iii) the termination of our prior offering of STRK Stock and (iv) a new $2.1 billion offering of STRK Stock. The STRC Stock and MSTR Stock amounts reflect the aggregate remaining capacity of such securities as of March 31, 2026 under the then-existing offering and the respective increases. Sales under the STRC Increase and MSTR Increase begin once capacity under the then-existing offerings is substantially depleted.
From April 1, 2026 to April 26, 2026, we issued and sold 35.1 million additional shares of STRC Stock and 4.5 million additional shares of class A common stock under our ATM for total net proceeds (net of sales commissions and expenses) of approximately $4.24 billion.
See Note 9, Redeemable Preferred Stock and Note 11, At-the-Market Offerings, to the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, for additional information.
Debt Offerings
During the three months ended March 31, 2026, we did not complete any new debt offerings. During the three months ended March 31, 2025, we received net proceeds of approximately $1.98 billion from the issuance of our 2030B Convertible Notes. We used the net proceeds from this offering for general corporate purposes, including the acquisition of bitcoin and for working capital.
For additional information on our Convertible Notes, see Note 5, Long-term Debt, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

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
•BTC Yield is a KPI that represents the percentage change in BPS from the beginning of a period to the end of the period.
•BTC Gain is a KPI that represents the number of bitcoins held by us at the beginning of a period multiplied by the BTC Yield for the period.
•BTC $ Gain is a KPI that represents the dollar value of the BTC Gain calculated by multiplying the BTC Gain by the market price of bitcoin. For determining BTC $ Gain on a quarter-to-date or year-to-date basis, unless otherwise specified, we use the current market price of bitcoin. For determining BTC $ Gain for a past fiscal year or other past period, we use the market price of bitcoin as of 4:00pm ET as reported on the Coinbase exchange on the last day of the applicable period. We use these market prices of bitcoin for this calculation solely for the purpose of facilitating this illustrative calculation.
When we present these KPIs for any period (a "Measurement Period") that is a subdivision of a longer specified period (the "reference period"), (i) BTC Yield is calculated as the BTC Yield for the period from the beginning of the reference period to the end of the Measurement Period, less the BTC Yield for the period from the beginning of the reference period to the beginning of the Measurement Period, (ii) BTC Gain is calculated using the BTC Yield for the Measurement Period and our bitcoin holdings at the beginning of the reference period rather than at the beginning of the Measurement Period, and (iii) BTC $ Gain is calculated by multiplying such revised BTC Gain by the market price of bitcoin at the end of the Measurement Period. When we present these metrics for an interim period within a fiscal year (e.g., a monthly, quarterly, or quarter-to-date period), then the reference period is that fiscal year, unless stated otherwise.
For example, if BPS is 100 at the beginning of a fiscal year (the reference period), 110 at the end of the first quarter and 125 at the end of the second quarter, the BTC Yield for the second quarter (the Measurement Period) is calculated as (125/100 − 1) less (110/100 − 1), or 15%—reflecting the 15-point BPS increase from 110 to 125 expressed against the reference period starting BPS of 100. The sum of the first quarter BTC Yield (10%) and the second quarter BTC Yield (15%) equals the year-to-date BTC Yield of 25% (125/100 − 1). See "Important Information about KPIs" for additional information.
The following table presents our bitcoin holdings, our Assumed Diluted Shares Outstanding, our BPS, and the price of bitcoin, each as of March 31, 2026 and 2025, as well as the changes in each between the periods shown:

	As of March 31, 2026	Change	As of December 31, 2025
Number of Bitcoin Held	762,099	89,599	672,500
Assumed Diluted Shares Outstanding (in thousands)	378,834	33,937	344,897
BPS (in Sats)	201,170	6,184	194,986
Bitcoin Price ($)	$67,773	$(19,742)	$87,515

	As of March 31, 2025	Change	As of December 31, 2024
Number of Bitcoin Held	528,185	80,715	447,470
Assumed Diluted Shares Outstanding (in thousands)	299,652	17,917	281,735
BPS (in Sats)	176,266	17,440	158,826
Bitcoin Price ($)	$82,445	$(10,945)	$93,390
The following tables present our BTC Yield, BTC Gain, and BTC $ Gain for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
BTC Yield	3.2%	11.0%	(7.8)%	(1)
BTC Gain	21,329	49,132	(56.6)%
BTC $ Gain (in millions, except percentages)	$1,446	$4,051	(64.3)%
(1) Represents the absolute change between the periods presented.
•BTC Yield: We achieved BTC Yield of 3.2% for the three months ended March 31, 2026, as compared to 11.0% during the same period in the prior year. This decrease was primarily due to (i) a substantially larger bitcoin balance as of December 31, 2025 compared to December 31, 2024, which increased the denominator in the BTC Yield calculation and made higher yield percentages more difficult to achieve and (ii) our class A common stock trading at a lower premium relative to the value of our underlying bitcoin holdings during the three months ended March 31, 2026 as compared to prior year period, which reduced the BTC Yield attributable to class A common stock issuances used to purchase bitcoin. Such factors were partially offset by a change in mix of dilutive versus non-dilutive issuances to acquire bitcoin compared to the prior year period and an increase in total bitcoin acquired during the quarter compared to the prior year period.
◦We acquired 89,599 bitcoin (increasing our total holdings to 762,099) during the three months ended March 31, 2026, compared to 80,715 bitcoin acquired (increasing our total holdings to 528,185) during the three months ended March 31, 2025. Of the approximately $7.36 billion in net proceeds we raised from capital markets activity during the three months ended March 31, 2026, approximately $5.30 billion was attributable to issuances of class A common stock and STRK Stock under our ATM, which resulted in an increase of approximately 33.8 million shares in Assumed Diluted Shares Outstanding (bringing our total Assumed Diluted Shares Outstanding to approximately 378.8 million as of March 31, 2026), while approximately $2.06 billion was attributable to issuances of the STRC Stock under our ATM, which did not increase our Assumed Diluted Shares Outstanding. In comparison, the $7.69 billion in net proceeds we raised from capital markets activity during the three months ended March 31, 2025, was primarily attributable to approximately $4.40 billion from issuances of class A common stock under our then-existing class A common stock ATM, $563.2 million from the initial public offering of the STRK Stock, $30.4 million from the issuances of STRK Stock under our then-existing STRK Stock ATM, and $1.98 billion of net proceeds from the issuance of our 2030B Convertible Notes, which resulted in an increase of approximately 18.0 million shares in Assumed Diluted Shares Outstanding (bringing our total Assumed Diluted Shares Outstanding to approximately 299.7 million as of March 31, 2025), while approximately $710.9 million was attributable to the initial public offering of STRF Stock and which did not increase our Assumed Diluted Shares Outstanding. Further, we used proceeds from the issuance of class A common stock under our ATM to pay $220.3 million and $17.4 million of dividends on our Preferred Stock and interest on our Convertible Notes, collectively, during the three months ended March 31, 2026 and 2025, respectively. Such issuances increased Assumed Diluted Shares Outstanding without a corresponding increase to our bitcoin holdings, thereby offsetting BTC Yield in such period. See “Liquidity and Capital Resources” for additional information. While issuances of STRF Stock, STRC Stock, STRE Stock and STRD Stock do not increase our Assumed Diluted Shares Outstanding, these securities, as well as STRK Stock and our Outstanding Convertible Notes, rank senior to our class

A common stock, and would entitle their holders to claims on our assets (including bitcoin) senior to those of holders of our common stock if we were to liquidate; as a result, additional bitcoin acquired using the proceeds from the sale of such instruments may not accrete to common shareholders.
•BTC Gain: We achieved BTC Gain of 21,329 for the three months ended March 31, 2026, as compared to 49,132 during the same period in the prior year, as applicable, primarily due to a decrease in our BTC Yield for the three months ended March 31, 2026, as compared to the same period in the prior year, as set forth above, partially offset by an increase in our bitcoin holdings as of the beginning of 2026 compared to the beginning of 2025 (as of December 31, 2025 and 2024, we held 672,500 and 447,470 bitcoin, respectively).
•BTC $ Gain: We achieved BTC $ Gain of approximately $1.45 billion for the three months ended March 31, 2026, as compared to approximately $4.05 billion during the same period in the prior year, primarily due to a decrease in bitcoin price to $67,773 as of March 31, 2026 from $82,445 as of March 31, 2025, as well as a decrease in BTC Gain compared to the same period in the prior year, as set forth above.
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
Factors Impacting Results
We believe the following key factors have previously had, and may continue to have, material impacts to our financial results and liquidity, and our ability to achieve our business objectives:
•Bitcoin:
◦Financial results. Bitcoin is a highly volatile asset that has traded below $65,000 per bitcoin and above $120,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding March 31, 2026. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair market value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. Due to the volatility of bitcoin, and our substantial holdings of bitcoin, changes in the fair market value of bitcoin have materially impacted, and we expect will continue to materially impact, our results.
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
•Capital management:
◦Source of capital. We rely substantially on the availability of equity and debt capital markets to fund our preferred stock dividend obligations, interest expense, and other financial obligations as well as to maintain the USD Reserve at current levels. As such, we are subject to risks relating to the availability of capital to us on favorable terms or at all.
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
•Tax:
◦Deferred taxes. Since adopting ASU 2023-08, we are no longer required to account for our bitcoin under a cost-less-impairment accounting model and no longer record deferred tax assets related to bitcoin impairment losses. Instead, we establish a deferred tax liability if the fair market value of bitcoin at the reporting date exceeds the average cost basis of our bitcoin holdings at such reporting date, and subsequent increases or decreases in the fair market value of bitcoin increase or decrease the deferred tax liability. If the fair market value of our bitcoin as of the end of any reporting period is below its average cost basis as of the end of the prior period, the deferred tax liability with respect to unrealized gains, if any, would be reversed, a deferred tax asset for the unrealized loss would be recorded, and we would be required to establish a valuation allowance against our U.S. federal and state deferred tax assets. As of March 31, 2026, the market value of bitcoin had declined to the point where the cost basis of our bitcoin holdings exceeded their fair market value. During the three months ended March 31, 2026, the deferred tax liability recognized as of December 31, 2025 was reversed, a deferred tax asset related to unrealized losses on bitcoin holdings was recorded, and a full valuation allowance on all of our domestic net deferred tax assets was established. See Note 7, Income Taxes, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information.
◦Legal and regulatory developments.
▪CAMT: On September 30, 2025, the Department of Treasury (the "Treasury") and the Internal Revenue Service (the "IRS") issued interim guidance ("Interim Guidance") which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing average annual adjusted financial statement income ("AFSI") for purposes of determining whether it is subject to the 15% corporate alternative minimum tax ("CAMT") under the Inflation Reduction Act of 2022 (the "IRA"). The Treasury and IRS intend to issue revised proposed regulations similar to this Interim Guidance. As previously disclosed, pursuant to the Interim Guidance, we plan to exclude our unrealized gains and losses on our bitcoin holdings from the calculation of our AFSI for purposes of determining whether we are subject to CAMT. As a result, we do not expect to become subject to CAMT due to unrealized gains on our bitcoin holdings, if any.
▪OBBBA: On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., introducing several changes to corporate taxation. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense, accelerated fixed asset depreciation, and adjustments to the international tax framework. The legislation did not have a material impact to our income tax expense or effective tax rate for the three months ended March 31, 2026.
•Software business:
◦On-premise to cloud subscription. During the three months ended March 31, 2026, we continued to migrate existing customers from on-premise perpetual licenses to cloud-based subscription offerings. This transition has resulted, and is expected to continue to result, in changes to payment patterns and revenue recognition, with a shift from upfront recognition to ratable recognition over the contract term, which has affected and may continue to affect our reported revenue, operating results, and cash flows. For the three months ended March 31, 2026, we experienced growth in cloud subscription services revenue of $21.8 million, partially offset by declines in product license revenue and related product support revenue of $10.1 million in the aggregate. We expect product license revenue and related product support revenue to continue to decline in future periods, as we no longer actively market new perpetual licenses or associated product support offerings.
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
See Part II, Item 1A of this Quarterly Report for information regarding risks relating to our bitcoin holdings and strategy, bitcoin generally, our securities and capital markets activities, our software business and operations, and other important risk factors, the materialization of any of which could materially impact our results and liquidity.

Results of Operations
The following table sets forth certain operating highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025	% Change
Revenues:
Product licenses	$5,501	$7,270	(24.3)%
Subscription services	58,879	37,103	58.7%
Total product licenses and subscription services	64,380	44,373	45.1%
Product support	44,190	52,529	(15.9)%
Other services	15,730	14,164	11.1%
Total revenues	124,300	111,066	11.9%
Cost of revenues:
Product licenses	1,196	964	24.1%
Subscription services	22,471	14,429	55.7%
Total product licenses and subscription services	23,667	15,393	53.8%
Product support	6,187	7,354	(15.9)%
Other services	11,092	11,224	(1.2)%
Total cost of revenues	40,946	33,971	20.5%
Gross profit	83,354	77,095	8.1%
Operating expenses:
Sales and marketing	36,272	27,532	31.7%
Research and development	24,665	24,423	1.0%
General and administrative	37,357	40,547	(7.9)%
Unrealized loss on digital assets	14,455,479	5,906,005	144.8%
Total operating expenses	14,553,773	5,998,507	142.6%
Loss from operations	$(14,470,419)	$(5,921,412)	144.4%
Unrealized losses associated with digital assets
We recognized an unrealized loss on digital assets of approximately $14.46 billion and $5.91 billion for the three months ended March 31, 2026 and 2025, respectively, primarily due to a decrease in the fair market value of our bitcoin. Due to the volatility of bitcoin, and our substantial holdings of bitcoin, we expect changes in the fair market value of bitcoin to materially impact our results.
We did not sell any of our digital assets during the three months ended March 31, 2026 and 2025.
Software Business Impacts
Revenues
•Product licenses revenues. Product license revenues are derived from fees earned for licensing our business intelligence software to customers on a term or perpetual basis for installation on-premises. Product license revenue is recognized at the point when control to the license is transferred to the customer. Product license revenues decreased by $1.8 million for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to increased migration to our cloud subscription services offerings.
•Subscription services revenues. Subscription services revenues are derived from our Cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased by $21.8 million for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers.
•Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased by $8.3 million for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to existing customers converting from on-premises product licenses with support contracts to our Cloud subscription services offerings and non-renewals of existing support contracts.
•Other services revenues. Other services revenues are derived from providing consulting services and training and education services. Revenue from consulting services and certain education services is recognized over time as the services are delivered, and revenue from annual education subscriptions is recognized on a straight-line basis over the contract period. Other services revenues increased by $1.6 million for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to higher demand for consulting services.
Costs of Revenue
•Cost of Revenues. Cost of revenues increased by $7.0 million for the three months ended March 31, 2026, as compared to the same period in the prior year, driven primarily by an increase in subscription services cost of revenues due to higher cloud‑hosting costs from increased customer and internal usage.
Operating Expenses
•Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, and costs related to office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing expenses increased by $8.7 million for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily driven by increased commission expense, as well as higher promotional event costs associated with the timing of our annual Strategy World conference, which occurred in the first quarter of 2026 as compared to the second quarter of 2025.
•Research and development expenses. Research and development expenses consist of the personnel costs for our software engineering personnel and related overhead costs. Research and development expenses increased by $0.2 million for the three months ended March 31, 2026, as compared to the same period in the prior year, reflecting higher cloud-hosting costs for internal development and testing, partially offset by lower personnel costs attributable to a shift in the geographic mix of our workforce.
•General and administrative expenses. General and administrative expenses consist of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees, and third-party costs associated with our digital asset holdings. General and administrative expenses decreased by $3.2 million for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to decreases in bitcoin advocacy costs for the current quarter, costs related to our special meeting of shareholders held in first quarter 2025 and share-based compensation expense, offset by increased professional fees.

Interest Income (Expense) Impacts
Interest income (expense), net, primarily relates to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements, as offset by interest income earned on interest-bearing cash equivalents held in our USD Reserve. The following table sets forth interest expense, net for the periods indicated:

	Three Months Ended March 31
(in thousands)	2026	2025
Interest expense, net:
2027 Convertible Notes	$—	$401
2028 Convertible Notes	2,633	2,622
2029 Convertible Notes	1,822	1,818
2030A Convertible Notes	2,241	2,230
2030B Convertible Notes	1,251	513
2031 Convertible Notes	1,940	1,932
2032 Convertible Notes	5,185	5,168
Other interest (income) expense, net	(16,896)	2,422
Total interest (income) expense, net	$(1,824)	$17,106
Other Income (Expense), Net
For the three months ended March 31, 2026, other income, net, of $3.1 million was comprised primarily of foreign currency transaction net gains. For the three months ended March 31, 2025, other expense net, of $3.9 million was comprised primarily of foreign currency transaction net losses.
Income Taxes
We recorded a benefit from income taxes of $1.92 billion on a pretax loss of $14.47 billion that resulted in an effective tax rate of 13.3% for the three months ended March 31, 2026, as compared to a benefit from income taxes of $1.73 billion on a pretax loss of $5.94 billion that resulted in an effective tax rate of 29.0% for the three months ended March 31, 2025. During the three months ended March 31, 2026, our provision for income taxes primarily related to (i) the tax effect of the unrealized losses on digital assets as offset by (ii) the establishment of a full valuation allowance on domestic net deferred tax assets. During the three months ended March 31, 2025, our benefit from income taxes primarily related to the tax effect of the unrealized loss on digital assets.

As of March 31, 2026, the market value of bitcoin had declined to the point where the cost basis of bitcoin holdings exceeded their fair market value, requiring us to (i) reverse the deferred tax liability of $2.42 billion on the unrealized gain on bitcoin holdings that existed as of December 31, 2025, (ii) record a deferred tax asset for the unrealized loss on bitcoin holdings of $1.73 billion, and (iii) establish a valuation allowance against all domestic net deferred tax assets of $2.23 billion that, in our present estimation, more likely than not will not be realized. If, in future periods, the fair market value of our bitcoin holdings increases and exceeds the cost basis of our bitcoin holdings, the deferred tax asset with respect to unrealized loss would be reversed and the valuation allowance on domestic net deferred tax assets could be released. We will continue to regularly assess the realizability of deferred tax assets.
Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings and losses, material discrete tax items, or a combination of these factors resulting from transactions or events.
See “Factors Impacting Results – Tax” for a discussion of tax factors which have had, and may continue to have, a significant impact on our results.
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
Total deferred revenue and advance payments. Total deferred revenue and advance payments decreased by $41.1 million as of March 31, 2026, compared to December 31, 2025, primarily due to a decrease in deferred subscriptions services revenue and product support revenue due to the timing of renewals and increased conversions from on-premises to subscription services contracts. Total deferred revenue and advance payments increased $16.8 million as of March 31, 2026 compared to March 31, 2025, primarily due to (i) an increase in deferred revenue from new subscription services contracts, partially offset by (ii) a decrease in deferred product support revenue from existing customers migrating from on-premises to subscription services contracts.
Current deferred revenue and advance payments decreased by $40.9 million and increased by $15.5 million as of March 31, 2026, compared to December 31, 2025, and March 31, 2025, respectively. Non-current deferred revenue and advance payments decreased by $0.2 million and increased by $1.2 million as of March 31, 2026, compared to December 31, 2025 and March 31, 2025, respectively.
Remaining performance obligation. Our remaining performance obligation represents contracted future revenue, including deferred revenue, advance payments, and non-cancellable billable amounts that will be invoiced and recognized in future periods. As of March 31, 2026, our remaining performance obligation was $577.7 million of which approximately $334.7 million is expected to be recognized as revenue over the next 12 months. The timing of revenue recognition may vary depending on our satisfaction of related performance obligations, and the amount of deferred revenue, advance payments, and remaining performance obligations at any date may not be indicative of future revenues.
Employees
As of March 31, 2026, we had a total of 1,511 employees, of whom 428 were based in the United States and 1,083 were based internationally.
Liquidity and Capital Resources
Liquidity
Sources of Liquidity
We evaluate all available sources of liquidity and determine which source or combination of sources to use based on our liquidity needs, market conditions, and our subjective assessment of the relative attractiveness of available alternatives, including our equity securities, debt securities, cash reserves, bitcoin and accounts receivable.
Our sources of liquidity include:
•Cash and cash equivalents: Cash and cash equivalents may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. As of March 31, 2026 and December 31, 2025, the amount of cash and cash equivalents held by our U.S. entities was $2.16 billion and $2.25 billion, respectively, and by our non-U.S. entities was $45.4 million and $50.0 million, respectively. We earn a significant amount of our revenues outside the United States. We did not repatriate any foreign earnings and profits during the three months ended March 31, 2026 and 2025. Integral to our cash and cash equivalents is our USD Reserve. See “Availability of the USD Reserve” below for additional information.
•Bitcoin: As of March 31, 2026 and December 31, 2025, we held approximately 762,099 and 672,500 bitcoins, respectively, all of which were unencumbered as of such dates. As of April 26, 2026, we held approximately 818,334 bitcoins, which had an aggregate market value of $64.04 billion (based on the market price of $78,258 of one bitcoin as reported on the Coinbase exchange as of April 26, 2026, 4:00 p.m. Eastern Time). Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. See “Availability of Bitcoin for Liquidity” below.
•Accounts receivable: The primary sources of cash provided by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. As of March 31, 2026 and December 31, 2025, our accounts receivable, net of allowance for credit losses was $122.3 million and $205.7 million, respectively. See “Cash Flows” below for a discussion of our accounts receivable.
In addition to the foregoing, also available as a source of liquidity is our ATM, under which we may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by the Company from time to time in the future. See "Capital Markets Activity" above for additional information regarding our ATM, including our activity for the three months ended March 31, 2026 and 2025 and the period from April 1, 2026 to April 26, 2026, as well as our ATM capacities as of March 31, 2026. We intend to use proceeds from sales of our securities under our ATM to acquire bitcoin in a manner we believe to be accretive to our class A common stockholders. We may also use proceeds from sales of our securities to fund liquidity needs, including dividends on our Preferred Stock or for other corporate purposes if we determine doing so is more favorable than utilizing our other sources of liquidity for such purposes.
Liquidity Needs
As of March 31, 2026, our short-term and long-term liquidity needs include the following:
•Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, dividend obligations on our STRF Stock, STRC Stock, and STRE Stock, dividend obligations on our STRK Stock to the extent that we do not pay such dividends in the form of shares of our class A common stock, regular dividends on our STRD Stock, near-term payments due prior to and upon delivery of our new corporate aircraft, interest payments on our Outstanding Convertible Notes, various purchase agreements primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations and contractual obligations due within the next twelve months.
•Long-Term Liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our long-term debt and for payment of dividend obligations on our Preferred Stock. We also have long-term cash requirements for needs related to our operating leases and various purchase agreements primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations.
For further details regarding certain of our short-term and long-term liquidity needs, see “Contractual and Other Obligations” below.
Maturities and Holder Repurchase Rights.
The Convertible Notes have scheduled maturity dates and become subject to holder put option rights as follows:

Convertible Notes	Outstanding Principal Amount as of March 31, 2026 (in thousands)	Maturity Date	Put Option Date (1)
2028 Convertible Notes	$1,010,000	September 15, 2028	September 15, 2027
2029 Convertible Notes	$3,000,000	December 1, 2029	June 1, 2028
2030A Convertible Notes	$800,000	March 15, 2030	September 15, 2028
2030B Convertible Notes	$2,000,000	March 1, 2030	March 1, 2028
2031 Convertible Notes	$603,659	March 15, 2031	September 15, 2028
2032 Convertible Notes	$800,000	June 15, 2032	June 15, 2029
(1)Holders of the Convertible Notes may require us to repurchase for cash all or a portion of the Convertible Notes at 100% of principal plus accrued and unpaid interest on the dates indicated.
Conversion of Convertible Notes. If the conditional conversion features of the Convertible Notes are triggered and holders of our Convertible Notes elect to convert their Convertible Notes, we may elect to settle the conversions of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Convertible Notes. None of our Convertible Notes were convertible at the option of holders during the three months ended March 31, 2026.
Satisfying Liquidity Needs
We do not expect cash and cash equivalents generated by our software operations to be sufficient to satisfy our short-term or long-term liquidity needs. However, we expect to be able to satisfy such needs through one or more available sources, including cash and cash equivalents we hold in the USD Reserve, proceeds from the sale of bitcoin, proceeds from sales of our class A common stock and preferred stock under our ATM and proceeds from additional equity or debt financings.
We expect to determine which source of liquidity or combination of sources of liquidity to use from time to time based on our liquidity needs and our subjective assessment of the relative attractiveness of available alternatives, including market conditions, the trading prices and liquidity of our class A common stock and Preferred Stock, the market price and liquidity of bitcoin, the availability and cost of debt financing, availability of our cash reserves, dilution, tax considerations, timing, execution considerations, and other factors we consider relevant.
We may sell bitcoin to satisfy our short-term or long-term liquidity needs, and we may do so even when other sources of liquidity are available to us, if we determine that selling bitcoin is more favorable than utilizing those other sources of liquidity. See “Availability of Bitcoin for Liquidity” below.
Availability of the USD Reserve for Liquidity

In December 2025, we established the USD Reserve, a management-designated portion of our liquidity intended to support the payment of dividends on our preferred stock and interest on our outstanding indebtedness. As of March 31, 2026 and April 26, 2026, we held $2.14 billion and $2.25 billion, respectively, in cash and cash equivalents in our USD Reserve. To date, we have funded our USD Reserve by using the proceeds of the sale of class A common stock under our ATM. We may in the future use other sources of liquidity, including proceeds from sales of preferred stock under our ATM or from the sale of bitcoin, to fund our USD Reserve. Our ability to maintain the USD Reserve at current levels is subject to market conditions and other factors outside of our control, including obtaining equity financing in a timely manner, on favorable terms, or at all. See “Risks Related to Our Business in General — A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs” in Part II, Item 1A, Risk Factors of this Quarterly Report for additional information.
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
Availability of Bitcoin for Liquidity
Our bitcoin holdings are less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
The bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currency markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Risks Related to Our Bitcoin Strategy and Holdings—Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents” in Part II, Item 1A, Risk Factors in this Quarterly Report for additional information.
Availability of Equity and Debt Financing for Liquidity
Our ability to obtain equity and debt financing is subject to market conditions and other factors outside of our control, and we may not be able to obtain equity or debt financing in a timely manner, on favorable terms, or at all. See “Risks Related to Our Business in General— A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs” in Part II, Item 1A, Risk Factors of this Quarterly Report for additional information.
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
Capital Markets Transactions
Initial Public Offerings of Preferred Stock
We did not complete any initial public offerings of preferred stock during the three months ended March 31, 2026. We completed the initial public offerings of our STRF Stock and STRK Stock during the three months ended March 31, 2025. See “Capital Markets Activity” for additional information about our initial public offerings of preferred stock activity for the three months ended March 31, 2025. The net proceeds from these offerings were used for general corporate purposes, including the acquisition of bitcoin and for working capital.
At-the-Market Offerings
See “Capital Markets Activity” for additional information about our ATM activity for the three months ended March 31, 2026 and 2025 and the period from April 1, 2026 to April 26, 2026, as well as our ATM capacities as of March 31, 2026.
Debt Offerings
During the three months ended March 31, 2026, we did not complete any new debt offerings. During the three months ended March 31, 2025, we completed a $2.00 billion private offering of our 2030B Convertible Notes, generating net proceeds of approximately $1.98 billion after $15.1 million of issuance costs. We used the net proceeds from this offering for general corporate purposes, including the acquisition of bitcoin and for working capital. See Note 5, Long-term Debt, to the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for additional information.
Contractual and Other Obligations
Our material contractual obligations and cash requirements as of March 31, 2026 consist of:
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
•declared regular dividends, if any, on our Preferred Stock (in each case, to the extent declared by our board of directors or a duly authorized committee thereof). For additional information about our Preferred Stock outstanding as of March 31, 2026, and the dividends declared and paid during the three months ended March 31, 2026, see “Preferred Stock” below.
•ongoing personnel-related expenditures and vendor payments.
See Note 5, Long-term Debt and Note 9 - Redeemable Preferred Stock, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, as well as “Liquidity and Capital Resources” above, for additional information.
Preferred Stock
The following table sets forth the outstanding shares, notional values, and dividend rates for the Preferred Stock as of March 31, 2026:

Preferred Stock	Shares Outstanding (in thousands)	Notional Value (in thousands)	Dividend Rate
STRF Stock	12,840	$1,283,969	10.00%
STRC Stock	50,247	$5,024,651	11.50%
STRE Stock	7,750	€775,000	10.00%
STRK Stock	14,021	$1,402,074	8.00%
STRD Stock	14,024	$1,402,422	10.00%
See "Capital Markets Activity" above for additional information regarding our issuance and sale of STRC Stock under our ATM from April 1, 2026 to April 26, 2026. Immediately following such issuances, there were approximately 85.4 million shares of STRC Stock outstanding having a total aggregate notional value of $8.54 billion.
See Note 9, Redeemable Preferred Stock, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information about the terms of our Preferred Stock.

The following table sets forth the aggregate dividends paid for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Cash Dividends Paid (in thousands)	2026	2025
STRF Stock	$32,099	$—
STRC Stock	111,431	—
STRE Stock (1)	22,895	—
STRK Stock	28,041	9,188
STRD Stock	35,061	—
Total Cash Dividends Paid	$229,527	$9,188
(1) Reflects the Euro to USD exchange rate in effect at the time of the applicable STRE Stock dividend payment.
On March 31, 2026, we announced that our board of directors maintained the monthly regular dividend rate per annum on STRC Stock at 11.50% for monthly periods commencing on or after April 1, 2026. Also on March 31, 2026, our board of directors declared a monthly cash dividend of $0.958333333 per share payable on STRC Stock on April 30, 2026 (or, if such day is not a business day, the next business day) to stockholders of record as of 5:00 p.m., New York City time, on April 15, 2026.
In April 2026, our board of directors approved, subject to shareholder approval at our 2026 annual meeting of shareholders (scheduled to be held on June 8, 2026), an amendment and restatement to the certificate of designations of our STRC Stock to provide for scheduled dividend payments twice a month, instead of once. If approved, we expect our first bi-monthly dividend to be payable in July 2026. Also in April 2026, our board of directors approved, subject to shareholder approval at our 2026 annual meeting of shareholders, the ratification of the filing and effectiveness of the STRK Amendment which, if approved, would cause STRK Stock's liquidation preference to generally approximate to the greater of the trading price per share or a fixed floor of $100. The foregoing description of the STRK Amendment is qualified in its entirety to the full text of the STRK Amendment included as Exhibit 3.7 to this Quarterly Report and incorporated herein by reference.
See "Capital Markets Activity" and "Liquidity and Capital Resources - Liquidity" above for additional information on our equity issuances from April 1, 2026 to April 26, 2026. Other than such additional issuances of preferred stock and associated increases in our dividend obligations, there have been no changes to our material contractual obligations and cash requirements since March 31, 2026.
Cash Flows
The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended March 31,
	2026	2025	% change
(in thousands)	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$13,989	$(2,389)	(685.6)%
Net cash used in investing activities	(7,252,078)	(7,670,400)	(5.5)%
Net cash provided by financing activities	7,146,434	7,694,305	(7.1)%
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,443)	845	(389.1)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	(94,098)	22,361	(520.8)%
Cash, cash equivalents, and restricted cash, beginning of period	2,303,343	39,897	5673.2%
Cash, cash equivalents, and restricted cash, end of period	$2,209,245	$62,258	3448.5%
Net cash provided by (used in) operating activities. The primary sources of cash provided by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services, product support, consulting and education services and interest income earned on the USD Reserve. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. Non-cash items to further reconcile net income (loss) to net cash (used in) provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, unrealized loss or gain on digital assets, and amortization of the issuance costs on our long-term debt.
Net cash provided by operating activities increased by $16.4 million for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily reflecting an $18.9 million increase in interest income, net, mainly attributable to interest earned on the USD Reserve. The impact of this increase is not readily apparent in net loss, which increased by $8.33 billion as compared to the same period in the prior year, primarily driven by a significant increase in unrealized losses on digital assets of $8.55 billion.
Net cash used in investing activities. The changes in net cash used in investing activities primarily relate to purchases of digital assets. Net cash used in investing activities decreased by $0.42 billion for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to a $0.41 billion decrease in purchases of bitcoin. During the three months ended March 31, 2026, we purchased $7.25 billion of bitcoin using net proceeds from the sale of STRC Stock, STRK Stock, and class A common stock under our ATM, while during the three months ended March 31, 2025, we purchased $7.66 billion of bitcoin using net proceeds from the issuances of our 2030B Convertible Notes, the initial public offerings of our STRF Stock and STRK Stock, and ATM sales of STRK Stock and class A common stock. The decrease in aggregate purchase price was also caused by a decrease in average cost per bitcoin acquired, partially offset by an increase in total bitcoin acquired, in each case as compared to the prior quarterly period.
Net cash provided by financing activities. The changes in cash provided by financing activities primarily relate to the sale of class A common stock and preferred stock under our ATM, additional offerings (such as initial public offerings) of new or existing preferred stock, dividends paid on our preferred stock, the exercise or vesting of certain awards under the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), and the 2023 Equity Incentive Plan (as amended, the “2023 Equity Plan,” and, together with the 2013 Equity Plan, the “Stock Incentive Plans”), and the sales of class A common stock under the 2021 Employee Stock Purchase Plan.
Net cash provided by financing activities decreased by $0.55 billion for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to (i) a $1.99 billion decrease in long-term debt proceeds, net of issuance costs, as we did not complete any new debt offerings during the three months ended March 31, 2026, and (ii) a $220.3 million increase in dividends paid on our Preferred Stock compared to the prior year period, partially offset by (iii) a $0.89 billion increase in net proceeds from ATM sales of class A common stock as compared to the prior year period, (iv) a $0.76 billion increase in net proceeds from ATM sales of STRC Stock and STRK Stock as compared to the prior year period.
Long-term Debt
The terms of each of our long-term debt instruments and the interest payments we have made and are obligated to make on our long-term debt instruments are discussed more fully in Note 5, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report.
We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also seek to prepay our outstanding indebtedness. The amounts involved in any such repurchase or prepayment may be material. We could seek to fund any such debt repurchases or prepayments using proceeds from equity offerings that we may choose to undertake from time to time.
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
Critical accounting estimates are those that involve a high degree of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Although the application of our accounting policies requires the use of estimates and judgments, as of the date of this Quarterly Report, we have concluded that none of our accounting estimates meet the definition of critical accounting estimates.

Important Information about KPIs
The following table presents total bitcoin holding, basic shares outstanding, Assumed Diluted Shares Outstanding, Bitcoin per basic shares outstanding (in Sats), BPS (in Sats), and bitcoin price for the periods as indicated.

	2026		2025
	12/31/2025	3/31/2026(1)	12/31/2024	3/31/2025
Total Bitcoin Holdings	672,500	762,099	447,470	528,185

Shares Outstanding (in thousands)
Class A Common Stock	292,422	326,582	226,138	246,537
Class B Common Stock	19,640	19,640	19,640	19,640
Basic Shares Outstanding	312,062	346,222	245,778	266,177

2027 Convertible Notes, convertible at $143.25	—	—	7,330	—
2028 Convertible Notes, convertible at $183.19	5,513	5,513	5,513	5,513
2029 Convertible Notes, convertible at $672.40	4,462	4,462	4,462	4,462
2030A Convertible Notes, convertible at $149.77	5,342	5,342	5,342	5,342
2030B Convertible Notes, convertible at $433.43	4,614	4,614	—	4,614
2031 Convertible Notes, convertible at $232.72	2,594	2,594	2,594	2,594
2032 Convertible Notes, convertible at $204.33	3,915	3,915	3,915	3,915
STRK Stock, convertible at $1,000.00	1,398	1,402	—	765
Equity Incentive Awards	4,997	4,770	6,801	6,270
Assumed Diluted Shares Outstanding (in thousands)	344,897	378,834	281,735	299,652

Bitcoin Per Basic Shares Outstanding (in Sats)	215,502	220,118	182,063	198,434

Bitcoin Per Assumed Diluted Shares Outstanding Share (BPS) (in Sats)	194,986	201,170	158,826	176,266

Bitcoin Price	$87,515	$67,773	$93,390	$82,445
(1) Includes shares sold but not yet settled as of March 31, 2026.
Bitcoin Per Share (in Sats) or BPS is a KPI that represents the ratio between our bitcoin holdings and Assumed Diluted Shares Outstanding, expressed in terms of Satoshis (or Sats), where:
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
•A “Satoshi” or a “Sat” is one one-hundred-millionth of one bitcoin, currently the smallest indivisible unit of a bitcoin.

	Three Months Ended March 31,
	2026	2025	Change
BTC Yield	3.2%	11.0%	(7.8)%	(1)
BTC Gain	21,329	49,132	(56.6)%
BTC $ Gain (in millions, except percentages)	$1,446	$4,051	(64.3)%
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
•BTC Yield measures the percentage change in BPS from the beginning of a period to the end of a period, which helps management and investors assess how our achievement of our strategy of acquiring bitcoin in an accretive manner varies across periods We use BTC Yield to evaluate whether our capital markets activity and bitcoin acquisition strategy resulted in gross per-share accretion (or dilution) on an Assumed Diluted Shares Outstanding basis over an applicable period, and to compare the impact of our strategy across periods.
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
When we present these KPIs for any period (a "Measurement Period") that is a subdivision of a longer specified period (the "reference period"), (i) BTC Yield is calculated as the BTC Yield for the period from the beginning of the reference period to the end of the Measurement Period, less the BTC Yield for the period from the beginning of the reference period to the beginning of the Measurement Period, (ii) BTC Gain is calculated using the BTC Yield for the Measurement Period and our bitcoin holdings at the beginning of the reference period rather than at the beginning of the Measurement Period, and (iii) BTC $ Gain is calculated by multiplying such revised BTC Gain by the market price of bitcoin at the end of the Measurement Period. When we present these metrics for an interim period within a fiscal year (e.g., a monthly, quarterly, or quarter-to-date period), then the reference period is that fiscal year, unless stated otherwise.

For example, if BPS is 100 at the beginning of a fiscal year (the reference period), 110 at the end of the first quarter and 125 at the end of the second quarter, the BTC Yield for the second quarter (the Measurement Period) is calculated as (125/100 − 1) less (110/100 − 1), or 15%—reflecting the 15-point BPS increase from 110 to 125 expressed against the reference period starting BPS of 100. The sum of the first quarter BTC Yield (10%) and the second quarter BTC Yield (15%) equals the year-to-date BTC Yield of 25% (125/100 − 1).

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
If any of our convertible notes mature or are redeemed without being converted into common stock, or if we elect to redeem or repurchase our non-convertible instruments, we may be required to sell shares of our class A common stock or bitcoin to generate sufficient cash proceeds to satisfy those obligations, either of which would have the effect of decreasing BPS, BTC Yield, BTC Gain and BTC $ Gain, and adjustments for such decreases are not contemplated by the assumptions made in calculating these metrics. Accordingly, these metrics might overstate or understate the accretive nature of our use of capital to buy bitcoin because not all bitcoin is purchased using proceeds of issuances of class A common stock, instruments that are convertible into class A common stock may be forfeited or repaid with funds other than from the sale of class A common stock in the period in question rather than being exercised for or converted into class A common stock and not all proceeds from issuances of class A common stock are used to purchase bitcoin.
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
Change in Method of Calculating KPIs for Interim Periods
Effective January 1, 2026, we changed the method by which we calculate BTC Yield, BTC Gain and BTC $ Gain when presenting such KPIs for any period that is a subdivision of a longer specified period (the “Methodology Change”), and such KPI metrics for such periods are therefore not directly comparable to those previously reported.
Nature of the Change. Under the prior methodology, BTC Yield used BPS at the beginning of the Measurement Period as the denominator, and BTC Gain used bitcoin holdings at the beginning of the Measurement Period as the multiplier. Under the updated methodology described above, BTC Yield uses BPS at the beginning of the reference period as the denominator, reduced by the BTC Yield for the period from the beginning of the reference period to the beginning of the Measurement Period, with BTC Gain and BTC $ Gain calculated consistently therewith.
Reason for the Change. The change improves comparability of KPI metrics across Measurement Periods within a reference period. Because each Measurement Period’s BTC Yield now reflects our per-share bitcoin accretion against a consistent baseline — BPS at the beginning of the reference period — BTC Yields for all Measurement Periods within a reference period are additive and sum to the BTC Yield for the reference period, providing investors with a more intuitive view of period-to-period execution of our bitcoin strategy.
Effect on Previously Reported Figures. The effect of the Methodology Change on KPI figures from a prior period will be presented when such period next appears as a period-over-period comparative period. Annual KPI figures, year-to-date KPI figures, as well as KPI figures for the three months ended March 31, 2026 and March 31, 2025, are unaffected.
Other Differences Relevant to Understanding Our Performance. Investors should note: (i) when BPS is increasing, the updated methodology will generally produce higher BTC Yield figures for subsequent Measurement Periods within a reference period, because the denominator does not reset to reflect per-share gains from earlier Measurement Periods in the reference period; and conversely, when BPS is declining, it may produce lower (more negative) figures for later Measurement Periods; (ii) BTC Yields under the updated methodology sum to reference period BTC Yield, whereas they did not under the prior methodology; and (iii) BTC $ Gain, because it applies each Measurement Period-end bitcoin price rather than reference period-end price, will not arithmetically sum to reference period BTC $ Gain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.
We are exposed to the impact of market price changes in bitcoin, foreign currency fluctuations and interest rate risks.
Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin. As discussed in Note 1(b), Summary of Significant Accounting Policies – Digital Assets, to the Consolidated Financial Statements, we account for our bitcoin as indefinite-lived intangible assets. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. As of March 31, 2026, we held approximately 762,099 bitcoins with a carrying value of $51.65 billion on our Consolidated Balance Sheet. Bitcoin is a highly volatile asset that has traded below $65,000 per bitcoin and above $120,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding March 31, 2026. A significant decrease in the price of bitcoin would have a material adverse effect on our earnings.
Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 44.3% and 42.9% of our total revenues for the three months ended March 31, 2026 and 2025, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.
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
As of March 31, 2026 and December 31, 2025, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by less than 1%. As of March 31, 2026, a 10% unfavorable change in the euro-to-U.S. dollar exchange rate would increase our U.S. dollar-equivalent dividend payment obligation on STRE Stock by approximately $2.2 million. If average exchange rates during the three months ended March 31, 2026 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2026 would have decreased by 3.9%. During the three months ended March 31, 2026, our revenues were not significantly impacted by changes in weighted average exchange rates, as compared to the prior year.
Interest Rate Risk. We are exposed to changes in interest rates primarily via our STRC Stock and assets held within our USD Reserve.
Our STRC Stock accumulates cumulative dividends, which we refer to in this Item 3 Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which was initially set at 9.00% per annum. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a requirement to declare a dividend equal to at least the monthly SOFR per annum rate. Our current intention (which is subject to change in our sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as we believe is necessary with the objective, which may not be achieved, of STRC Stock trading at prices at or close to the stated amount of $100 per share. We have increased the regular monthly dividend rate per annum on STRC Stock from time to time, most recently to 11.50%.

As of March 31, 2026, the regular monthly dividend rate per annum on STRC Stock was 11.50%, and if we determined to increase the regular dividend rate on our STRC Stock by 50 basis points, STRC Stock’s monthly dividend accrual would increase by approximately $2.1 million. We do not believe our interest rate risk exposure via STRC Stock is material as of March 31, 2026.
As of March 31, 2026, we had cash and cash equivalents of approximately $2.21 billion. Integral to our cash and cash equivalents is our USD Reserve, which is primarily invested in money market funds to earn interest income on short-term cash balances. Interest earned on such funds fluctuates with prevailing interest rates. As of March 31, 2026, the balance of our USD Reserve was $2.14 billion. Based on the foregoing, we do not believe that a hypothetical 50 basis point adverse change in interest rates would materially impact our results of operations as of March 31, 2026.
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
Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding material legal proceedings in which we were involved during the period covered by this report, see Commitments and Contingencies – Contingencies – Shareholder Action in Note 6 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A. Risk Factors
You should carefully consider the following risk factors, together with the other information included in this Quarterly Report, before making an investment decision. The risks and uncertainties described below are those that we currently believe could materially adversely affect the Company, our business, our bitcoin holdings and our securities. However, these risks and uncertainties are not the only ones we face. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial may also materially and adversely impact us. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
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
•the incurrence of additional dividend obligations on our outstanding or any newly issued series of preferred stock or fixed interest charges on outstanding or additional indebtedness;
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
Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and our strategic objectives. Many of our expenses, such as financial obligations associated with dividends on our outstanding Preferred Stock, interest expense on our debt, tax liabilities, office leases and certain personnel costs, are relatively fixed in the short term. We do not expect the cash generated by our software operations to be sufficient to cover such expenses. Therefore, we expect to use one or more available sources of liquidity, including cash and cash equivalents we hold in the USD

Reserve, proceeds from the sale of bitcoin, proceeds from sales of class A common stock and preferred stock under our ATM, and proceeds from additional equity or debt financings to pay our expenses and satisfy our liquidity needs. We may sell bitcoin or raise capital at inopportune times or on unfavorable terms to meet these fixed obligations, which could result in significant variations in our operating results and dilution of shareholder value.
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
We may not be able to regain profitability in future periods
As of January 1, 2025, we have adopted ASU 2023-08, pursuant to which we are required to recognize increases or decreases in fair value of our digital assets as incurred in our Consolidated Statements of Operations. For the three months ended March 31, 2026, we recognized an unrealized loss on digital assets, partially offset by a deferred tax benefit. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information. We may not be able to regain profitability in future periods, particularly if we incur significant unrealized losses related to our digital assets, which will depend on the price of bitcoin at the end of the applicable period. As a result, our results of operations and financial condition may be materially adversely affected. Additionally, unrealized gains on digital assets do not generate cash, and we have in the past and may in the future experience significant negative cash flow even in periods in which we recognize unrealized gain on digital assets unless we sell our bitcoin or otherwise generate cash from our bitcoin holdings.
As discussed in Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as of March 31, 2026, the cost basis of our bitcoin holdings exceeded their fair market value. As a result, we reversed the deferred tax liability against unrealized gain on bitcoin holdings that existed as of December 31, 2025, recorded a deferred tax asset with respect to the unrealized loss on our bitcoin and established a full valuation allowance on all domestic net deferred tax assets which, in our present estimation, more likely than not will not be realized. If, in future periods, the fair market value of our bitcoin holdings increases and exceeds the cost basis of our bitcoin holdings, the deferred tax asset with respect to our unrealized loss would be reversed and the valuation allowance on domestic net deferred tax assets could be released, which could result in a material impact on our financial condition and results of operations.
A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs
As of March 31, 2026, we do not expect our enterprise analytics software business to generate sufficient cash flow from operations to satisfy our financial obligations or liquidity needs over the next twelve months. As of the date of this Quarterly Report, we have significant outstanding indebtedness (and related interest obligations) and dividend obligations on our Preferred Stock outstanding. Our outstanding Preferred Stock accrues dividends payable, as and if declared by our board of directors, out of funds legally available for their payment: in the case of STRF Stock, STRE Stock and STRK Stock, quarterly in arrears on a cumulative basis; in the case of STRD Stock, quarterly in arrears on a non-cumulative basis; and in the case of STRC Stock, monthly in arrears on a cumulative basis. See the “Liquidity and Capital Resources” section under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding dividend payments on our Preferred Stock. Additionally, we have substantial outstanding indebtedness and related annual contractual interest expense. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5, Long-term Debt, to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, for additional information regarding the principal amount, interest obligations and stated maturity dates of our outstanding indebtedness.
As part of our bitcoin strategy, we expect to issue additional preferred stock, and we expect to incur or continue to incur additional indebtedness and fixed charges. On December 1, 2025, we announced the establishment of the USD Reserve, a management-designated portion of our liquidity intended to support the payment of dividends on our Preferred Stock and interest on our outstanding indebtedness. See the “Liquidity and Capital Resources” section in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about our USD Reserve. We intend to satisfy our financial obligations and liquidity needs, including repayment of principal and payment of interest on our debt and cash dividends on our Preferred Stock, through one or more available sources of liquidity, including cash and cash equivalents we hold in the USD Reserve, proceeds from the sale of bitcoin, proceeds from sales of our class A common stock and preferred stock under our ATM, and proceeds from additional equity or debt financings. We expect to determine which source of liquidity or combination of sources of liquidity to use from time to time based on our liquidity needs and our subjective assessment of the relative attractiveness of available alternatives, including market conditions, the trading prices and liquidity of our class A common stock and preferred stock, the market price and liquidity of bitcoin, the availability and cost of debt financing, availability of our cash reserves, dilution, tax considerations, timing, execution considerations, and other factors we consider relevant.
Our ability to obtain equity or debt financing generally may depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the fair market value of our bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to maintain the USD Reserve at current levels or to satisfy our financial obligations and liquidity needs. Additionally, our ability to use our ATM may depend on, among other factors, available program capacity and our ability to maintain effective registration statements and related offering documents. Future amendments, terminations or reductions in available capacity under our ATM could adversely affect our ability to utilize the ATM for these purposes. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis.
Although we have established the USD Reserve, we may nevertheless decide to sell bitcoin to meet our liquidity needs and financial obligations if we determine it is favorable to do so. We may also be required to sell our bitcoin for these purposes if we deplete our USD Reserve and we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, and we may be required to make such sales at prices below our cost basis or on terms that are otherwise unfavorable. Any such sale of bitcoin may have a material adverse effect on our operating results and financial condition, and could be perceived negatively by market participants, resulting in a decline in the trading prices of our listed securities, or impair our ability to secure additional equity or debt financing in the future. If we are unable to raise equity or debt financing or sell our bitcoin to raise proceeds sufficient to satisfy our financial obligations or liquidity needs, including our debt service and cash dividend payments on our preferred stock, we could be in default under such obligations, which could have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” and “Risks Related to Our Preferred Stock” for additional details about the risks which may impact us if we are unable to satisfy our debt service and cash dividend obligations.
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
Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $65,000 per bitcoin and above $120,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding March 31, 2026. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.
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
Our bitcoin strategy has not been tested over an extended period of time or under all market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold bitcoin. This strategy has not been tested over an extended period of time or under all market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. If bitcoin prices were to decline or our bitcoin strategy were to otherwise prove unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

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
Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard became effective for us on January 1, 2025, and we applied a cumulative-effect net increase to the opening balance of retained earnings as of January 1, 2025 of $12.75 billion. Due in particular to the volatility in the price of bitcoin, the adoption of ASU 2023-08 has materially impacted our financial results, increased the volatility of our financial results, and materially affected the carrying value of our bitcoin on our balance sheet, and we expect these impacts to continue. For example, during 2025, we incurred an unrealized loss on digital assets of $5.91 billion for the quarter ended March 31, 2025, an unrealized gain on digital assets of $14.05 billion for the quarter ended June 30, 2025, an unrealized gain on digital assets of $3.89 billion for the quarter ended September 30, 2025, and an unrealized loss on digital assets of $17.44 billion for the quarter ended December 31, 2025. Significant variances in gains and losses could occur in future periods. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of January 1, 2025 and not permitting retrospective restatement of our historical financial statements, our results for the year, and all interim periods during the year ended December 31, 2025 are not, and for future periods will not be, comparable to results from periods prior to our adoption of the guidance.
The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.
Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our listed securities
The price of bitcoin has historically been, and may continue to be, highly volatile. Fluctuations in the price of bitcoin have in the past influenced, and are likely to continue to influence, our financial results and the market price of our listed securities. Our business, financial results, financial condition, and the market price of our listed securities, would be adversely affected, if the price of bitcoin declined substantially (as it has in the past, including during the three months ended March 31, 2026), including as a result of:
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
•developments relating to the Bitcoin protocol, including failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, or changes or proposed changes to the Bitcoin protocol that (i) impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, changes to the amount of data that may be embedded into the bitcoin blockchain, and similar changes, (ii) introduce software bugs, security risks or other elements that adversely affect bitcoin, and (iii) alter or are perceived to alter characteristics of bitcoin or the Bitcoin network in a manner which adversely impacts the market price of bitcoin;
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
It is not possible to predict whether or when new laws and regulations will change the legal framework governing digital assets or expand the authority of the SEC, the CFTC, or other regulators, or whether or when any other federal, state or foreign bodies will take similar actions. For example, the proposed CLARITY Act discussed above could, if it became law, grant the CFTC additional regulatory and supervisory powers with respect to spot digital assets, including bitcoin, as “digital commodities” and potentially impose additional registration, disclosure, reporting, and business conduct requirements on us. Additionally, in March 2026, the SEC issued a commission-level interpretation, in which the CFTC joined, addressing the application of federal securities laws to certain crypto assets and transactions and providing the SEC’s views regarding, among other matters, certain categories of crypto assets and crypto-asset transactions. We cannot predict the nature or market effects of any future laws, rulemaking, guidance or expansion of oversight, including the impacts to the functioning of digital asset markets, the willingness of financial and other institutions to provide services to the digital assets industry, incremental compliance burden on us or the value of digital assets generally and bitcoin specifically. The consequences of any new legal requirements relating to digital assets could adversely affect the market price of bitcoin and our ability to hold or transact in bitcoin, and in turn adversely affect our business, financial condition and results of operations, and the market price of our listed securities. Furthermore, as more companies adopt strategies with respect to bitcoin or digital assets similar to ours, governments and regulatory agencies may be prompted to enact new laws, regulations, or interpretations, which may adversely affect our bitcoin strategy.
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
ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. As of January 1, 2025 we applied a cumulative-effect adjustment to the opening balance of retained earnings of $12.75 billion. ASU 2023-08 does not permit retrospective restatement of prior periods. Due to the application of a different accounting standard for the quarterly and annual periods ending subsequent to January 1, 2025 relative to the corresponding periods during the year ended December 31, 2024, and due to ASU 2023-08 not permitting retrospective restatement of prior periods, our results for the quarterly and annual periods ending subsequent to January 1, 2025 are not comparable to our results from periods prior to our adoption of the guidance. Additionally, any unrealized gain on digital assets reflected in our financial results for a given period does not reflect cash actually earned by us during that period, and a significant increase in our digital assets included on our balance sheet is not associated with an actual increase in our liquidity.
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
Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our class A common stock or other listed securities as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our class A common stock or other listed securities. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of class A common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our listed securities.
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
In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including comprehensive sanction programs targeting jurisdictions such as Russia, Iran, and North Korea. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.
Although our bitcoin holdings did not serve as collateral securing any of our outstanding indebtedness as of March 31, 2026, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.
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
In November 2025, we issued STRE Stock, which is a Euro-denominated preferred stock instrument listed for trading on the Official List of the Luxembourg Stock Exchange and the Euro MTF market of the Luxembourg Stock Exchange. As a result of such listing, we are subject to certain disclosure and other requirements under applicable EU regulations. We may continue to seek access to non-U.S. capital markets, list or admit our securities to trading on additional foreign exchanges, or otherwise expand the distribution of our securities in foreign jurisdictions, and we may become subject to additional regulatory oversight, disclosure obligations, conduct requirements and review of our bitcoin strategy and digital asset activities in those jurisdictions. Any such additional non-U.S. regulatory oversight could increase our compliance and reporting costs, constrain our flexibility in implementing our bitcoin strategy, or otherwise adversely affect our business, financial condition and results of operations.
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
The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin strategy
Our assets are substantially concentrated in bitcoin, and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. See Note 3, Digital Assets, to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report and the “Liquidity and Capital Resources” section in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional disclosure on our bitcoin holdings and related information. The concentration of our bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of assets, which enhances the risks inherent in our bitcoin strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we had used our cash to purchase a more diverse portfolio of assets. The scale of our bitcoin holdings may also result in negative publicity or investor concern. Any resulting market volatility could materially harm the market value of our bitcoin holdings and the trading prices of our listed securities.
The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business
As a result of our bitcoin strategy, our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of March 31, 2026, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major update since then and may undertake additional updates in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.
Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the “GENIUS Act” was enacted, which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to bitcoin could expand further as a result of the GENIUS Act being enacted. As of March 31, 2026, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.
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
Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents
Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. We currently expect to satisfy our financial obligations or liquidity needs through one or more sources of liquidity, including cash we hold in the USD Reserve, proceeds from the sale of bitcoin, proceeds from sales of our class A common stock and preferred stock under our ATM, and proceeds from additional equity or debt financings. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on such sources. Although we have established the USD Reserve, we may nevertheless decide to sell bitcoin to meet our liquidity needs and financial obligations if we determine it is favorable to do so. We may also be required to sell our bitcoin if we deplete our USD Reserve and we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, and we may be required to make such sales at prices below our cost basis or on terms that are otherwise unfavorable. Due to the scale of our bitcoin holdings, any such sales, or market perception that we plan to make such sales, could cause preemptive selling pressure by other market participants, driving down the market price of bitcoin, further impairing our ability to use our bitcoin for liquidity. Additionally, during periods of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for bitcoin) has, to date, not done so. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
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
Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. Emerging technologies, such as AI-driven cyberattacks and the potential for quantum computing, could introduce new vulnerabilities in our systems, potentially rendering traditional cryptographic techniques less effective and exposing us to more sophisticated forms of cyberattacks. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Novel methods, such as those utilizing AI or quantum computing, may be even more difficult to detect and defend against. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with geopolitical conflicts, such as in Ukraine and the Middle East, including potential proliferation of malware into systems unrelated to such conflicts. As of the date of this Quarterly Report, neither we nor any of our service providers has experienced a security breach or cyberattack that has materially impacted our digital asset holdings, financial condition or operating results; however, any future breach of our operations or those of our service providers or others in the bitcoin industry could materially and adversely affect our business.
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
As of March 31, 2026, the insurance coverage available for losses of our bitcoin covers only a small fraction of the value of the entirety of our bitcoin holdings and there can be no assurance that we would recover the full value of our bitcoin lost under all circumstances. Based on information shared by our custodians, they currently maintain commercial insurance coverage in excess of $320.0 million at Coinbase, $100.0 million at Anchorage, and in excess of $100.0 million at Fidelity, in the aggregate and not per occurrence, to cover bitcoin losses as well as certain other losses, subject to the terms and provisions of the applicable insurance policies. The insurance policies maintained by our custodians are shared among all of such custodian’s customers and are not specific to us, and there can be no guarantee that such insurance will be maintained as part of the custodial services available to us, or that such coverage will be available or sufficient to cover losses with respect to our bitcoin. Additionally, we do not maintain separate insurance to cover our potential bitcoin losses. Furthermore, our custodians are not members of the Federal Deposit Insurance Corporation ("FDIC") or Securities Investor Protection Corporation ("SIPC") and, therefore, deposits held with or assets held by the custodians are not subject to protections available to depositors with FDIC or SIPC member institutions. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by the insurance coverage our custodians maintain related to our bitcoin.
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
Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our listed securities
Our assets are concentrated in our bitcoin holdings. While the March 2026 interpretation issued by the SEC, in which the CFTC joined, addressed the application of federal securities laws to certain crypto assets and transactions, we cannot predict whether future SEC, CFTC, judicial, legislative or other regulatory action could reach different conclusions or impose additional requirements with respect to bitcoin or bitcoin-related transactions. A determination that bitcoin constitutes a security for purposes of the federal securities laws could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our bitcoin strategy, and our business and operations, and may also require us to substantially change the manner in which we conduct our business.
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
Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods
The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period. In addition, we had other remaining performance obligations as of March 31, 2026, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period. For information about our deferred revenue and advanced payments and remaining performance obligations, see the “Deferred Revenue and Advance Payments” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Risks Related to Our Listed Securities Generally
The market price of our class A common stock has been and may continue to be volatile
The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $12.36 as of August 10, 2020, the last trading day before our announcement, to $171.02 as of April 24, 2026. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:
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

In addition, the stock market and the markets for both bitcoin-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, recent trading prices of our class A common stock may reflect market dynamics that are not connected to traditional software and business intelligence industry fundamentals, or to valuation methods commonly associated with operating companies in these industries or with companies engaged predominantly in passive investments in bitcoin or other commodities, such as exchange-traded funds. Our equity market capitalization as of March 31, 2026 is in excess of our stockholders’ equity calculated in accordance with U.S. GAAP, and in excess of valuations that might traditionally be expected based on our operating performance, cash flows and net assets. Investors may therefore be unable to assess the value our class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. Further, bitcoin is a highly volatile asset and, as a result, the relationship between our equity market capitalization and stockholders’ equity has fluctuated and may continue to fluctuate significantly. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of our listed securities, regardless of our actual operating performance.
We may be subject to proceedings in the future which could distract our management, harm our reputation and result in substantial costs or judgments against us
We may become subject to legal proceedings in the future. As a public company, we may become subject to proceedings across a variety of matters, including matters involving stockholder class actions, tax audits, employment-related claims and others. Any such future matters could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of our bitcoin strategy, which could have a material adverse effect on our business.
Because of the rights of our two classes of common stock and because Michael J. Saylor, who beneficially owns the majority of our class B common stock, controls a significant portion of our total voting power, Mr. Saylor has significant influence over matters that require approval of our stockholders and as a result could impede a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters
We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of March 31, 2026, there were 19,640,250 shares of class B common stock outstanding, which accounted for approximately 37.6% of the total voting power of our outstanding common stock. As of March 31, 2026, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 19,616,680 shares of class B common stock, or 37.5% of the total voting power. Accordingly, Mr. Saylor has significant influence over matters that require approval of our stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms, elections of our directors, and amendments to our certificate of incorporation and by-laws.
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
Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other securities could depress the price of our listed securities
We may issue and sell additional shares of class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, from January 1, 2026 to April 26, 2026, we issued and sold shares of our STRC Stock, STRK Stock and class A common stock pursuant to our ATM, and our ATM provides significant remaining capacity to issue and sell additional shares of our class A common stock and our preferred stock. See the “Capital Markets Activity” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about our ATM activity.

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
As of March 31, 2026, excluding intercompany indebtedness, we had approximately $8.25 billion in aggregate principal amount of outstanding indebtedness, all of which ranks senior to our Preferred Stock and our common stock. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about our outstanding indebtedness.
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
We may not have sufficient funds to pay dividends in cash on our Preferred Stock, or we may choose not to pay dividends on our Preferred Stock. Additionally, regulatory and contractual restrictions, as well as the terms of our existing or future preferred stock, may prevent us from declaring or paying dividends on some or all series of our Preferred Stock
We currently intend to fund any dividends paid in cash on our Preferred Stock through one or more available sources of liquidity, including cash we hold in the USD Reserve, proceeds from the sale of bitcoin, proceeds from sales of our class A common stock and preferred stock under our ATM, and proceeds from additional equity or debt financings. However, our ability to declare and pay cash dividends on our Preferred Stock will depend on many factors, including the following:
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
•our ability to sell equity securities under ATMs, including our class A common stock or preferred stock to maintain and grow our USD Reserve;
•the market price of bitcoin; and
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
Under the Delaware General Corporation Law, we may declare dividends on our Preferred Stock only out of our “surplus” (which generally means our total assets less total liabilities, each measured at their fair market values, less statutory capital), or, if there is no surplus, out of our net profits for the current or the immediately preceding fiscal year. We may not have sufficient surplus or net profits to declare and pay dividends on our Preferred Stock in cash, even if we have cash and cash equivalents available in our USD Reserve. Additionally, under Delaware law, a corporation must have funds “legally available” for the payment of the dividends in addition to having the requisite surplus, meaning that the dividend will not cause the corporation to become insolvent or unable to continue as a going concern.
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
Holders of our Preferred Stock may be treated as receiving deemed distributions and holders of STRK Stock may receive distributions paid in class A common stock, and consequently may be subject to tax with respect to our Preferred Stock under certain circumstances even though no corresponding distribution of cash has been made
Under Section 305 of the Internal Revenue Code of 1986, as amended (the “Code”), holders of our Preferred Stock may be treated as receiving a deemed distribution on our Preferred Stock under certain circumstances, including (i) an increase in the liquidation preference of our Preferred Stock, (ii) if our Preferred Stock is issued at a discount or (iii) in the case of STRC Stock, if we can call STRC Stock at a price above its issue price. The liquidation preference of the Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, which adjustments may give rise to a deemed distribution to holders of Preferred Stock. See “Commitments and Contingencies – Contingencies – Shareholder Action” in Note 6 and Note 9, “Redeemable Preferred Stock” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, as well as the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information. In addition, if our board of directors does not declare a dividend on our STRF Stock, STRC Stock, STRE Stock, or STRK Stock in respect of any dividend period before the related dividend payment date, the deferred dividend may be treated as an increase in the liquidation preference of our STRF Stock, STRC Stock, STRE Stock or STRK Stock that could give rise to a deemed dividend to holders of STRF Stock, STRC Stock, STRE Stock or STRK Stock. Although the matter is not entirely clear, we believe any deferred dividend on our STRF Stock, STRC Stock, STRE Stock or STRK Stock, any discount on our Preferred Stock, any adjustment of the liquidation preference of the Preferred Stock in accordance with their applicable terms, and, in the case of STRC Stock, any call premium, should not be treated as giving rise to a deemed distribution on our Preferred Stock. However, there is no assurance that the IRS or an applicable withholding agent will not take a contrary position.
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
We intend to provide public notice to the holders of our Preferred Stock to the extent that the distributions on our Preferred Stock are not treated as being made out of our current or accumulated earnings and profits. However, our expectations on earnings and profits may change, and any such change could affect the U.S. federal income tax treatment of the distributions. In February 2026, we publicly disclosed that, for U.S. federal income tax purposes, 100% of distributions paid during calendar year 2025 on our preferred equity instruments were treated as a return of capital to the extent of a holder’s tax basis, and we stated our expectation regarding continued return-of-capital treatment of distributions for the foreseeable future. Any change in our earnings and profits position or other relevant facts or circumstances could cause the actual tax treatment to differ from those expectations, which could affect the after-tax return realized by holders and could affect withholding, if any, and reporting by intermediaries. Holders of our Preferred Stock are encouraged to consult with their tax advisors regarding the implications of our current or accumulated earnings and profits for U.S. federal income tax purposes.
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
We may issue additional shares of our Preferred Stock (or resell any shares that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares for the purpose of analyzing the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. It is possible, however, that Additional Shares may be issued at a premium above their liquidation preference. As the liquidation preference of the Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, and based on the expected overall circumstances of an offering of Additional Shares of STRK Stock, it is generally not expected that the Additional Shares of Preferred Stock would be issued at such a level of premium above their liquidation preference at the time of sale of such Additional Shares so as to implicate the fast-pay stock rules. See “Commitments and Contingencies – Contingencies – Shareholder Action” in Note 6 and Note 9, “Redeemable Preferred Stock” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for additional information. In addition, with respect to STRC Stock, we do not intend to adjust its regular dividend rate in a manner that would cause STRC Stock to be treated as fast-pay stock. Any adjustment to STRC Stock’s regular dividend rate is expected to be consistent with our current intention to maintain STRC Stock’s trading price at or close to its stated amount of $100 per share, and therefore STRC Stock’s dividend rate is generally expected to fluctuate over time. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock.
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
Furthermore, if any Additional Shares are issued at a price that exceeds their liquidation preference, such Additional Shares would constitute “disqualified preferred stock” within the meaning of Section 1059(f)(2) of the Code and any corporate U.S. holder generally will be required to reduce its tax basis (but not below zero) in our Preferred Stock by the amount of any dividends-received deduction it receives. The liquidation preference of our Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, which adjustment may be taken into account for purposes of disqualified preferred stock determination. See “Commitments and Contingencies – Contingencies – Shareholder Action” in Note 6 and Note 9, “Redeemable Preferred Stock”, of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for additional information. If Additional Shares issued are considered disqualified preferred stock, our previously issued Preferred Stock could also be subject to the same treatment as a practical matter due to fungible trading.
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

Our right to unilaterally reduce the regular dividend rate of STRC Stock could cause STRC Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of STRC Stock to decrease, and could otherwise significantly harm investors
STRC Stock accumulates cumulative regular dividends on the stated amount thereof at a variable rate per annum equal to the monthly regular dividend rate per annum then in effect. The monthly regular dividend rate per annum was initially set at 9.00%. However, we have the right, in our sole and absolute discretion, to adjust the monthly regular dividend rate per annum that applies to each regular dividend period that begins after the first regular dividend period. For example, on February 28, 2026, we increased the monthly regular dividend rate per annum on STRC Stock from 11.25% to 11.50% effective for monthly periods commencing on or after March 1, 2026. Our right to adjust the monthly regular dividend rate per annum is subject to certain restrictions. For example, we are not permitted to reduce the monthly regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the monthly SOFR per annum on the first business day of such prior regular dividend period, over (y) the minimum of the monthly SOFR per annum rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a monthly regular dividend rate per annum that is less than the monthly SOFR per annum in effect on the business day before we provide notice of the next regular dividend rate. In addition, we are not entitled to reduce the monthly regular dividend rate per annum of STRC Stock unless, at the time we provide the related notice of the adjustment, all accumulated regular dividends, if any, on the STRC Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full (or have been declared in full and consideration in kind and amount that is sufficient, in accordance with the certificate of designations, to pay such accumulated regular dividends, is set aside for the benefit of the preferred stockholders entitled thereto).
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
We may be unsuccessful in achieving, or may abandon, our current intention of adjusting the regular dividend rate on our STRC Stock in such a manner as we believe (in our sole and absolute judgment) would be designed to cause STRC Stock to trade at prices, or otherwise have a value, near its stated amount of $100 per share
Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the monthly regular dividend rate per annum on our STRC Stock in such a manner as we believe will maintain STRC Stock’s trading price at or close to its stated amount of $100 per share. However, we have no obligation to do so, and even if we attempt to achieve our current stated intent, any adjustments we make to the monthly regular dividend rate per annum, or any other actions we take, may fail to achieve or maintain the trading price or value of STRC Stock near $100 per share. For example, if STRC Stock is trading at a price per share above $100 and we reduce the monthly regular dividend rate per annum with the goal of decreasing the trading price per share of STRC Stock to $100, such reduction may cause the trading price of STRC Stock to decrease by a greater amount than we anticipate, such that the trading price per share of STRC Stock may decrease below $100. Similarly, if STRC Stock is trading at a price per share below $100 and we increase the monthly regular dividend rate per annum with the goal of increasing the trading price per share of STRC Stock to $100, such increase may cause the trading price of STRC Stock to increase by a lesser amount than we anticipate, such that the trading price per share of STRC Stock may remain below $100.
Further, for any additional shares of STRC Stock that we issue under the ATM of STRC Stock, our current intention (which is subject to change in our sole and absolute discretion) is to issue any such shares of STRC Stock at a price per share not less than $99 or more than $101. However, we may issue any additional shares of STRC Stock at any price we choose.
Like any other security, the trading price or value of STRC Stock will depend on a wide range of factors, including those described elsewhere in Part II, Item 1A "Risk Factors" of this Quarterly Report, many of which are beyond our control. While we expect that the dividend rate on STRC Stock will directly impact its trading price or value, there are many other factors that could have equal or more significant impacts. Any adjustment we make to the monthly regular dividend rate per annum of STRC Stock that is designed to achieve a specified trading price or value will, necessarily, be based on assumptions regarding those other factors. These assumptions will always be inaccurate or incomplete to some degree, and potentially to a material extent. Moreover, even if such an adjustment initially achieves a specified trading price or value, the trading price or value may fluctuate significantly throughout the relevant regular dividend period before we have an opportunity to adjust the monthly regular dividend rate per annum for the next regular dividend period.
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
Risks Related to Our Outstanding and Potential Future Indebtedness
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities
As of March 31, 2026, we had approximately $8.25 billion of outstanding indebtedness. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5, "Long-term Debt," to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, for additional information about our outstanding indebtedness and associated contractual interest obligations.
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

We may be unable to service our indebtedness, which could cause us to default on our debt obligations and could force us into bankruptcy or liquidation
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which is influenced, in part, by general economic, financial, competitive, legislative, regulatory, counterparty business, and other risks that are beyond our control, including the availability of financing in the U.S. banking and capital markets. We do not expect cash generated by our software operations to be sufficient to satisfy our short-term or long-term liquidity needs. However, we expect to be able to satisfy such needs through one or more available sources of liquidity, including cash and cash equivalents we hold in the USD Reserve, proceeds from the sale of bitcoin, proceeds from sales of our class A common stock and preferred stock under our ATM and proceeds from additional equity or debt financings. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets such as our bitcoin, seek additional capital, or restructure or refinance our indebtedness, and we may be required to take these actions under unfavorable market conditions. We cannot assure you that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to refinance our indebtedness, or to fund our other liquidity needs. Even if refinancing indebtedness is available, any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or our financial covenants, which could cause us to default on our debt obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.
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
We may not have the ability to raise the funds necessary to settle conversions of our outstanding convertible notes in cash or to repurchase our convertible notes for cash upon a fundamental change or if noteholders exercise their repurchase rights, and any future debt we incur may contain limitations on our ability to engage in cash-settled conversions or repurchases of convertible notes
In connection with any conversion of the Outstanding Convertible Notes, unless we elect (or have previously irrevocably elected) to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Outstanding Convertible Notes being converted. However, any future debt may contain limitations on our ability to (i) pay cash upon conversion or redemption of the Outstanding Convertible Notes, which may require us to elect to deliver solely shares of our class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), or (ii) sell certain bitcoin to generate cash that can be used to make such cash payments.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 5. Other Information
Rule 10b5-1 Information
None of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report.
Retirement of Jeanine Montgomery as Vice President & Chief Accounting Officer
On May 6, 2026, Jeanine Montgomery, the Company’s Vice President & Chief Accounting Officer, informed the Company of her intention to retire on June 30, 2026. The Company extends its gratitude to Ms. Montgomery for her contributions to the Company during her tenure and states that her retirement is not due to any disagreement regarding its operations, policies, or practices. Following Ms. Montgomery’s retirement, the Company expects that Andrew Kang, Executive Vice President & Chief Financial Officer, will serve as the Company’s principal accounting officer in addition to serving as principal financial officer.

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

3.18
Certificate of Increase for Variable Rate Series A Perpetual Stretch Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2026 (File No. 001-42509)).

3.19
Certificate of Decrease for 8.00% Series A Perpetual Strike Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2026 (File No. 001-42509)).

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

4.18
Form of Certificate of 10.00% Series A Perpetual Stream Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2025 (File No. 001-42509)).

10.1
Omnibus Sales Agreement, dated as of November 4, 2025, as amended and supplemented to date, by and among Strategy and TD Securities (USA) LLC, The Benchmark Company, LLC, StoneX Financial Inc., A.G.P./Alliance Global Partners, Barclays Capital Inc., BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Clear Street LLC, Compass Point Research & Trading, LLC, H.C. Wainwright & Co., LLC, Keefe, Bruyette & Woods, Inc., Maxim Group LLC, Mizuho Securities USA LLC, Moelis & Company LLC, Morgan Stanley & Co. LLC, Santander US Capital Markets LLC, SG Americas Securities, LLC, and TCBI Securities, Inc., doing business as Texas Capital Securities, as sales agents.

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
___________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGY INC

	By:	/s/ Andrew Kang
Andrew Kang
Executive Vice President & Chief Financial Officer

	By:	/s/ Jeanine Montgomery
Jeanine Montgomery
Vice President & Chief Accounting Officer

Date: May 6, 2026