Form 10-Q
period 2026-06-30
Strategy Inc
filed 2026-08-03
CIK 1050446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 24, 2026, the registrant had 364,585,501 and 19,640,250 shares of class A common stock and class B common stock outstanding, respectively.

STRATEGY INC
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGY INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,711,837	$2,301,470
Restricted cash	1,847	1,873
Short-term investments	736,145	—
Accounts receivable, net	123,786	205,748
Prepaid expenses and other current assets	95,015	55,046
Total current assets	2,668,630	2,564,137
Digital assets	49,672,080	58,854,028
Property and equipment, net	28,344	28,858
Right-of-use assets	58,226	46,975
Deposits and other assets	130,198	142,577
Deferred tax assets	5,114	4,507
Total assets	$52,562,592	$61,641,082
Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses, and operating lease liabilities	$35,341	$50,335
Accrued compensation and employee benefits	36,318	69,986
Accrued interest	5,619	5,619
Preferred dividends payable	155,157	27,121
Current portion of long-term debt, net	39,814	31,313
Deferred revenue and advance payments	222,858	272,118
Total current liabilities	495,107	456,492
Long-term debt, net	6,670,114	8,158,842
Deferred revenue and advance payments	3,256	5,451
Operating lease liabilities	60,849	46,135
Other long-term liabilities	4,926	4,736
Deferred tax liabilities	1,357	1,926,454
Total liabilities	7,235,609	10,598,110
Commitments and Contingencies
Mezzanine Equity
Series A Perpetual Preferred Stock, $0.001 par value; 424,953 and 442,361 shares authorized; 153,529 and 78,183 issued and outstanding at June 30, 2026 and December 31, 2025, respectively; redemption value and liquidation preference of $15,462,056 and $8,032,324 at June 30, 2026 and December 31, 2025, respectively	14,440,895	6,919,514
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 580,047 and 562,639 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.001 par value; 10,330,000 and 10,330,000 shares authorized, 351,963 and 292,422 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	352	292
Class B common stock, $0.001 par value; 165,000 shares authorized, 19,640 shares issued and outstanding at both June 30, 2026 and December 31, 2025	20	20
Additional paid-in capital	46,092,908	37,806,554
Accumulated other comprehensive loss	(8,433)	(5,171)
(Accumulated deficit) retained earnings	(15,198,759)	6,321,763
Total stockholders’ equity	30,886,088	44,123,458
Total liabilities, mezzanine equity and stockholders' equity	$52,562,592	$61,641,082
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product licenses	$3,667	$7,177	$9,168	$14,447
Subscription services	62,858	40,824	121,737	77,927
Total product licenses and subscription services	66,525	48,001	130,905	92,374
Product support	40,245	52,081	84,435	104,610
Other services	15,598	14,406	31,328	28,570
Total revenues	122,368	114,488	246,668	225,554
Cost of revenues:
Product licenses	1,247	1,169	2,443	2,133
Subscription services	22,743	15,906	45,214	30,335
Total product licenses and subscription services	23,990	17,075	47,657	32,468
Product support	5,634	7,291	11,821	14,645
Other services	11,194	11,384	22,286	22,608
Total cost of revenues	40,818	35,750	81,764	69,721
Gross profit	81,550	78,738	164,904	155,833
Operating expenses:
Sales and marketing	34,119	33,691	70,391	61,223
Research and development	23,099	24,071	47,764	48,494
General and administrative	39,917	36,500	77,274	77,047
Unrealized loss (gain) on digital assets	8,315,365	(14,047,514)	22,770,844	(8,141,509)
Total operating expenses	8,412,500	(13,953,252)	22,966,273	(7,954,745)
(Loss) income from operations	(8,330,950)	14,031,990	(22,801,369)	8,110,578
Interest income (expense), net	(1,250)	(17,897)	574	(35,003)
Gain on debt extinguishment	113,916	—	113,916	—
Other income (expense), net	214	(8,271)	3,330	(12,207)
(Loss) income before income taxes	(8,218,070)	14,005,822	(22,683,549)	8,063,368
Provision for (benefit from) income taxes	1,558	3,984,976	(1,921,251)	2,259,892
Net (loss) income	(8,219,628)	10,020,846	(20,762,298)	5,803,476
Dividends on preferred stock	(400,661)	(49,110)	(630,188)	(58,347)
Net (loss) income attributable to common stockholders of Strategy	$(8,620,289)	$9,971,736	$(21,392,486)	$5,745,129
Basic (loss) earnings per common share (1)	$(24.45)	$36.23	$(62.32)	$21.61
Weighted average common shares outstanding - Basic	352,534	275,244	343,275	265,910
Diluted (loss) earnings per common share (1)	$(24.45)	$32.60	$(62.32)	$19.43
Weighted average common shares outstanding - Diluted	352,534	306,764	343,275	298,039
(1) Basic and fully diluted (loss) earnings per common share for class A and class B common stock are the same.
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income	$(8,219,628)	$10,020,846	$(20,762,298)	$5,803,476
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(219)	6,947	(2,961)	10,364
Unrealized loss on short-term investments	(301)	—	(301)	—
Total other comprehensive (loss) income	(520)	6,947	(3,262)	10,364
Comprehensive (loss) income	$(8,220,148)	$10,027,793	$(20,765,560)	$5,813,840
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual Preferred Stock		Total Stockholders' Equity	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Shares	Amount		Shares	Amount	Shares	Amount
Balance at March 31, 2026	98,881	$8,984,928	$36,651,357	326,286	$326	19,640	$20	$43,130,389	$(7,913)	$(6,471,465)
Net loss	—	—	(8,219,628)	—	—	—	—	—	—	(8,219,628)
Other comprehensive loss	—	—	(520)	—	—	—	—	—	(520)	—
Preferred stock cash dividends declared	—	—	(507,666)	—	—	—	—	—	—	(507,666)
Issuance of class A common stock under stock incentive plans	—	—	4,935	690	—	—	—	4,935	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	2,943,342	24,987	26	—	—	2,943,316	—	—
Share-based compensation expense	—	—	14,268	—	—	—	—	14,268	—	—
Issuance of preferred stock	54,648	5,455,967	—	—	—	—	—	—	—	—
Balance at June 30, 2026	153,529	$14,440,895	$30,886,088	351,963	$352	19,640	$20	$46,092,908	$(8,433)	$(15,198,759)

Balance at March 31, 2025	16,150	$1,304,497	$32,221,236	246,537	$247	19,640	$20	$25,881,089	$(11,967)	$6,351,847
Net income	—	—	10,020,846	—	—	—	—	—	—	10,020,846
Other comprehensive income	—	—	6,947	—	—	—	—	—	6,947	—
Preferred stock cash dividends declared	—	—	(48,954)	—	—	—	—	—	—	(48,954)
Issuance of class A common stock under stock incentive plans	—	—	12,451	555	—	—	—	12,451	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	5,248,692	14,225	14	—	—	5,248,678	—	—
Issuance of class A common stock upon conversions of convertible senior notes	—	—	84	1	—	—	—	84	—	—
Share-based compensation expense	—	—	15,742	—	—	—	—	15,742	—	—
Issuance of preferred stock	17,883	1,589,424	—	—	—	—	—	—	—	—
Balance at June 30, 2025	34,033	$2,893,921	$47,477,044	261,318	$261	19,640	$20	$31,158,044	$(5,020)	$16,323,739

STRATEGY INC
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual Preferred Stock		Total Stockholders' Equity	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Shares	Amount		Shares	Amount	Shares	Amount
Balance at January 1, 2026	78,183	$6,919,514	$44,123,458	292,422	$292	19,640	$20	$37,806,554	$(5,171)	$6,321,763
Net loss	—	—	(20,762,298)	—	—	—	—	—	—	(20,762,298)
Other comprehensive loss	—	—	(3,262)	—	—	—	—	—	(3,262)	—
Preferred stock cash dividends declared	—	—	(758,224)	—	—	—	—	—	—	(758,224)
Issuance of class A common stock under stock incentive plans	—	—	23,420	1,085	1	—	—	23,419	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	8,235,553	58,456	59	—	—	8,235,494	—	—
Share-based compensation expense	—	—	27,441	—	—	—	—	27,441	—	—
Issuance of preferred stock	75,346	7,521,381	—	—	—	—	—	—	—	—
Balance at June 30, 2026	153,529	$14,440,895	$30,886,088	351,963	$352	19,640	$20	$46,092,908	$(8,433)	$(15,198,759)

Balance at January 1, 2025	—	$—	$30,976,362	226,138	$226	19,640	$20	$20,411,998	$(15,384)	$10,579,502
Net income	—	—	5,803,476	—	—	—	—	—	—	5,803,476
Other	—	—	(1,097)	—	—	—	—	—	—	(1,097)
Other comprehensive income	—	—	10,364	—	—	—	—	—	10,364	—
Preferred stock cash dividends declared	—	—	(58,142)	—	—	—	—	—	—	(58,142)
Issuance of class A common stock under stock incentive plans	—	—	24,572	956	—	—	—	24,572	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	9,647,897	26,850	27	—	—	9,647,870	—	—
Issuance of class A common stock upon conversions of convertible senior notes	—	—	1,045,216	7,374	8	—	—	1,045,208	—	—
Share-based compensation expense	—	—	28,396	—	—	—	—	28,396	—	—
Issuance of preferred stock	34,033	2,893,921	—	—	—	—	—	—	—	—
Balance at June 30, 2025	34,033	$2,893,921	$47,477,044	261,318	$261	19,640	$20	$31,158,044	$(5,020)	$16,323,739

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(20,762,298)	$5,803,476
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,140	15,693
Reduction in carrying amount of right-of-use assets	3,188	4,526
Deferred taxes	(1,925,768)	2,254,166
Share-based compensation expense	27,441	27,561
Unrealized loss (gain) on digital assets	22,770,844	(8,141,509)
Amortization of issuance costs on long-term debt	12,637	12,445
Gain on debt extinguishment	(113,916)	—
Other	(3,405)	—
Changes in operating assets and liabilities:
Accounts receivable	5,447	14,962
Prepaid expenses and other current assets	1,293	(16,029)
Deposits and other assets	1,515	(2,429)
Accounts payable and accrued expenses	(7,374)	(3,250)
Accrued compensation and employee benefits	(40,062)	(28,187)
Accrued interest	—	71
Deferred revenue and advance payments	23,734	26,095
Operating lease liabilities and long-term liabilities	(4,566)	(4,893)
Net cash provided by (used in) operating activities	9,850	(37,302)
Investing activities:
Purchases of digital assets	(13,672,101)	(14,430,868)
Proceeds from sale of digital assets	41,038	—
Advance deposits on purchases of property and equipment	—	(22,000)
Purchases of property and equipment	(2,719)	(4,831)
Purchases of short-term investments	(831,768)	—
Proceeds from sale of short-term investments	99,435	—
Net cash used in investing activities	(14,366,115)	(14,457,699)
Financing activities:
Proceeds from sale of common stock under public offerings	8,245,330	9,663,697
Issuance costs paid related to sale of common stock under public offerings	(9,777)	(17,775)
Proceeds from sale of preferred stock under public offerings	7,534,966	2,947,684
Issuance costs paid related to sale of preferred stock under public offerings	(16,249)	(56,372)
Dividends paid on preferred stock	(629,175)	(58,142)
Proceeds from exercise of stock options	20,373	21,869
Proceeds from sales under employee stock purchase plan	3,047	2,703
Repayment of convertible notes	(1,378,649)	—
Other financing outflows	(299)	—
Proceeds from convertible senior notes	—	2,000,000
Issuance costs paid for convertible senior notes	—	(14,779)
Payments to settle conversions and redemption of convertible senior notes	—	(143)
Proceeds from other long-term secured debt, net of lender fees	—	16,000
Principal payments of other long-term secured debt	—	(282)
Net cash provided by financing activities	13,769,567	14,504,460
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,961)	2,776
Net (decrease) increase in cash, cash equivalents, and restricted cash	(589,659)	12,235
Cash, cash equivalents, and restricted cash, beginning of period	2,303,343	39,897
Cash, cash equivalents, and restricted cash, end of period	$1,713,684	$52,132
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
(b) Digital Assets
The Company initially records its bitcoin purchases at cost and any increases or decreases in fair value are recognized as incurred in the Company's Consolidated Statements of Operations, and the fair value of the Company’s bitcoin is reflected within the Company's Consolidated Balance Sheet each reporting period-end. The Company establishes a deferred tax liability when the fair value of bitcoin at the reporting date exceeds the average cost basis of the Company’s bitcoin holdings at that date. Subsequent increases or decreases in the fair value of bitcoin result in corresponding increases or decreases to the deferred tax liability. If the fair value of bitcoin declines below the Company’s cost basis, the deferred tax liability related to unrealized gains is reversed, and a deferred tax asset is recognized for the resulting unrealized loss. The Company evaluates the realizability of deferred tax assets each reporting period and records a valuation allowance against its U.S. federal and state deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the gain or loss to be recognized upon the sale of bitcoin, the Company calculates the difference between the sales price and fair value of the specific bitcoin sold immediately prior to sale and records any gain or loss in the period in which the sale occurs.
(c) Redeemable Preferred Stock
As of June 30, 2026, the following series of preferred stock of the Company were outstanding:
•10.00% Series A Perpetual Strife Preferred Stock (“STRF Stock”);
•Variable Rate Series A Perpetual Stretch Preferred Stock (“STRC Stock”);
•10.00% Series A Perpetual Stream Preferred Stock ("STRE Stock");
•8.00% Series A Perpetual Strike Preferred Stock (“STRK Stock”); and
•10.00% Series A Perpetual Stride Preferred Stock (“STRD Stock”).
In these Notes to Consolidated Financial Statements, STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock are collectively referred to as “Preferred Stock.” In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, each series of Preferred Stock outstanding as of June 30, 2026 is classified within mezzanine equity, as certain events that could cause shares of each such series of Preferred Stock to become redeemable are not solely within the control of the Company. In each case, the carrying values of the shares are initially recognized based on proceeds received, net of issuance costs, and are not accreted to their redemption value unless it becomes probable that the shares will become redeemable. Refer to Note 10, Redeemable Preferred Stock for further discussion.

(d) Interest Income (Expense), Net
Interest income consists of interest earned on the Company’s cash and cash equivalents and short-term investments, which are invested in money market funds and other interest-bearing instruments. Interest income is recognized on an accrual basis as earned. Interest expense consists of contractual interest and the amortization of debt issuance costs on the Company’s Convertible Notes, recognized using the effective interest method over the expected term of the related instrument. Refer to Note 6, Long-term Debt, for further discussion of the Company’s indebtedness.
Interest income and interest expense are presented on a net basis within “Interest income (expense), net” in the accompanying Consolidated Statements of Operations. The following table presents the Company's interest income and interest expense for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income	$14,371	$80	$32,477	$191
Interest expense	(15,621)	(17,977)	(31,903)	(35,194)
Interest income (expense), net	$(1,250)	$(17,897)	$574	$(35,003)
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
(3) Digital Assets
The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets. The Company’s digital assets are initially recorded at cost. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, bitcoin assets are measured at fair value as of each reporting period. The Company determines the fair value of its bitcoin in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value and gains or losses on sales are recognized as incurred in the Company's Consolidated Statements of Operations, within “Unrealized loss (gain) on digital assets”, within operating expenses in the Company’s Consolidated Statement of Operations.
The following table summarizes the Company’s digital asset holdings as of:

(in thousands, except number of bitcoins)	June 30, 2026	December 31, 2025
Approximate number of bitcoins held	846,000	672,500
Digital asset cost basis	$63,939,306	$50,435,331
Digital asset fair value	$49,672,080	$58,854,028
The following table summarizes the Company’s digital asset purchases, digital asset sales, and unrealized loss (gain) on digital assets for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of bitcoins)	2026	2025	2026	2025
Approximate number of bitcoins purchased	85,296	69,140	174,895	149,855
Digital asset purchases	$6,420,975	$6,769,205	$13,672,101	$14,430,868
Approximate number of bitcoins sold	1,395	—	1,395	—
Digital asset sales	$83,205	$—	$83,205	$—
Unrealized loss (gain) on digital assets	$8,315,365	$(14,047,514)	$22,770,844	$(8,141,509)
From time to time, the Company’s execution partners may extend short-term trade credits to the Company and to MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, to purchase bitcoin in advance of using cash funds in their respective trading accounts. Trade credits are due and payable after the bitcoin purchases are completed. During the six months ended June 30, 2026 and 2025, certain bitcoin of the Company and MacroStrategy were subject to a first priority security interest and lien in order to secure payments owed by the Company or MacroStrategy with respect to these arrangements. While trade credits are outstanding, the Company and MacroStrategy may incur interest fees and be required to maintain minimum balances in its trading and custody accounts with such execution partners. As of June 30, 2026, neither the Company nor MacroStrategy had any outstanding trade credits payable.
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
(4) Short-term investments
The Company periodically invests a portion of its cash in short-term investment instruments. All of the Company’s short-term investments are in U.S. Treasury securities and all short-term investments have stated maturity dates between three months and one year from the purchase date. The Company's short-term investments are presented within "Short-term investments" on the accompanying Consolidated Balance Sheets. The fair value of the Company’s short-term investments is determined based on quoted market prices in active markets for identical securities (Level 1 inputs). As of June 30, 2026, all short-term investments were classified as available-for-sale and reported at fair value. The Company did not hold any short-term investments as of December 31, 2025.
The amortized cost and fair value of available-for-sale investments at June 30, 2026 were $736.4 million and $736.1 million, respectively. Gross unrealized gains and gross unrealized losses included in accumulated other comprehensive income (loss) were each not material as of June 30, 2026. No allowance for credit losses was recognized as of June 30, 2026 because the Company's investments consist entirely of U.S. Treasury securities, which are backed by the full faith and credit of the U.S. government and therefore have negligible credit risk.
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
Accounts receivable consisted of the following, as of:

(in thousands)	June 30, 2026	December 31, 2025
Billed and billable	$126,741	$209,094
Less: allowance for credit losses	(2,955)	(3,346)
Accounts receivable, net	$123,786	$205,748

Changes in the allowance for credit losses were not material for the three and six months ended June 30, 2026.
Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $13.3 million and $9.7 million, as of June 30, 2026 and December 31, 2025, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $7.0 million and $4.7 million, as of June 30, 2026 and December 31, 2025, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three and six months ended June 30, 2026 and 2025, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.
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
During the three and six months ended June 30, 2026, the Company recognized revenues of $78.2 million and $174.9 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2026. During the three and six months ended June 30, 2025, the Company recognized revenues of $71.5 million and $156.9 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2025. For the three and six months ended June 30, 2026 and 2025, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.
The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligations disclosure. As of June 30, 2026, the Company had an aggregate transaction price of $546.9 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. The Company expects to recognize $320.1 million within the next 12 months and the remainder thereafter.
(6) Long-term Debt
The net carrying value of the Company’s outstanding debt consisted of the following, as of:

(in thousands)	June 30, 2026	December 31, 2025
2028 Convertible Notes	$1,004,848	$1,002,736
2029 Convertible Notes	1,492,981	2,982,316
2030A Convertible Notes	791,095	789,109
2030B Convertible Notes	1,991,618	1,989,115
2031 Convertible Notes	598,084	596,843
2032 Convertible Notes	791,488	790,113
Other long-term secured debt	39,814	39,923
Total	$6,709,928	$8,190,155
Reported as:
Current portion of long-term debt, net	39,814	31,313
Long-term debt, net	6,670,114	8,158,842
Total	$6,709,928	$8,190,155

Convertible Senior Notes
As of June 30, 2026, the following convertible notes were outstanding (the “Outstanding Convertible Notes”):
•$1.01 billion aggregate principal amount of 0.625% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”);
•$1.50 billion aggregate principal amount of 0% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”);
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

The following table summarizes the key terms of each of the Outstanding Convertible Notes (principal at inception, net proceeds, and issuance costs are each reported in thousands). The summaries below are qualified in their entirety by the full text of the applicable indenture governing the respective Outstanding Convertible Notes:

	2028 Convertible Notes	2029 Convertible Notes	2030A Convertible Notes	2030B Convertible Notes	2031 Convertible Notes	2032 Convertible Notes
Issuance Date	September 2024	November 2024	March 2024	February 2025	March 2024	June 2024
Maturity Date (1)	September 15, 2028	December 1, 2029	March 15, 2030	March 1, 2030	March 15, 2031	June 15, 2032
Principal at Inception	$1,010,000	$3,000,000	$800,000	$2,000,000	$603,750	$800,000
Stated Interest Rate (2)	0.625%	0.000%	0.625%	0.000%	0.875%	2.250%
Interest Payment Dates (3)	March 15 & September 15	June 1 & December 1	March 15 & September 15	March 1 & September 1	March 15 & September 15	June 15 & December 15
Net Proceeds	$997,375	$2,974,250	$782,000	$1,984,852	$592,567	$786,000
Issuance Costs (4)	$12,625	$25,750	$18,000	$15,148	$11,183	$14,000
Effective Interest Rate (4)	1.05%	0.24%	1.14%	0.25%	1.30%	2.63%
Date of Holder Put Option (5)	September 15, 2027	June 1, 2028	September 15, 2028	March 1, 2028	September 15, 2028	June 15, 2029
Initial Conversion Rate (6)	5.46	1.49	6.68	2.31	4.30	4.89
Initial Conversion Price (7)	$183.19	$672.40	$149.77	$433.43	$232.72	$204.33
Convertible at any time after the following date (8) (9)	March 15, 2028	June 1, 2029	September 15, 2029	December 3, 2029	September 15, 2030	December 15, 2031
Not redeemable by the Company prior to the following date (10)	December 20, 2027	December 4, 2026	March 22, 2027	March 5, 2027	March 22, 2028	June 20, 2029
Redemption or Repurchase Date (11)	n/a	May 19, 2026	n/a	n/a	n/a	n/a
(1)“Maturity Date” is the stated maturity date under each applicable indenture governing such notes, unless earlier converted, redeemed, or repurchased in accordance with their terms.
(2)Holders may receive additional or special interest under specified circumstances as outlined under each applicable indenture governing the Outstanding Convertible Notes.
(3)"Interest Payment Date" represent the dates on which regular interest is payable on the 2028 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes under the applicable indenture. Since the 2029 Convertible Notes and the 2030B Convertible Notes do not bear regular interest, "Interest Payment Dates" for such notes represent the dates on which special interest and/or additional interest, if any, is payable under the applicable indenture.
(4)“Issuance Costs” reflect the customary offering expenses associated with each of the Outstanding Convertible Notes. The Company accounts for these issuance costs as a reduction to the principal amount of the respective Outstanding Convertible Notes and amortizes the issuance costs to interest expense from the respective debt issuance dates through the earlier of the “Maturity Date” or the “Date of Holder Put Option,” if applicable, at the “Effective Interest Rate” stated in the table.
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
(6)The “Initial Conversion Rate” is stated in shares of the Company’s class A common stock per $1,000 principal amount. The conversion rates are subject to customary anti-dilution adjustments. In addition, following certain events that may occur prior to the respective maturity dates or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its respective Outstanding Convertible Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in each indenture governing the respective Outstanding Convertible Notes.

(7)The “Initial Conversion Price” is stated in dollars per share of the Company’s class A common stock.
(8)On or after the stated dates until the close of business on the second scheduled trading day immediately preceding the respective maturity dates, holders may convert the Outstanding Convertible Notes at any time. Upon conversion of the Outstanding Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s class A common stock, or a combination of cash and shares of class A common stock, at the Company’s election.
(9)Prior to the respective dates, the Outstanding Convertible Notes are convertible only under the following circumstances:
i.during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Outstanding Convertible Notes on each applicable trading day;
ii.during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined under each applicable indenture governing the respective Outstanding Convertible Notes) per $1,000 principal amount of the respective Outstanding Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s class A common stock and the applicable conversion rate on each such trading day;
iii.(a) in the case of the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes, the Company calls any or all of such Outstanding Convertible Notes for redemption, then a holder may surrender all or any part of such of its Outstanding Convertible Notes as called for redemption for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (b) in the case of the 2030B Convertible Notes, the Company calls any 2030B Convertible Notes for redemption, then the holders of such 2030B Convertible Note may convert such 2030B Convertible Notes at any time before the close of business on the second business day immediately before the related redemption date; and
iv.upon occurrence of specified corporate events as described in each applicable indenture governing the respective Outstanding Convertible Notes.
(10)The Company may redeem for cash all or a portion of the Outstanding Convertible Notes at its option, on or after the stated dates, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the respective Outstanding Convertible Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Outstanding Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. See below “Partial Extinguishment of Convertible Notes” subsection for information regarding the Company’s redemption of the 2029 Convertible Notes.
(11)With respect to the 2029 Convertible Notes, the date reflects the "Repurchase Date" on which the Company repurchased from certain holders in privately negotiated transactions $1.50 billion aggregate principal amount of the outstanding 2029 Convertible Notes for a purchase price of $1.38 billion. The repurchased notes were canceled.
If the Company undergoes a “fundamental change,” as defined in the respective indentures governing the Outstanding Convertible Notes prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their respective Outstanding Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the respective Outstanding Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The respective indentures governing the Outstanding Convertible Notes contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the applicable trustee of the respective Outstanding Convertible Notes or the holders of at least 25% in principal amount outstanding of the respective Outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on all the respective Outstanding Convertible Notes to be due and payable.
Although the Outstanding Convertible Notes contain embedded conversion features, the Company accounts for the Outstanding Convertible Notes in their entirety as a liability because the conversion features are indexed to the Company’s class A common stock and meet the criteria for classification in stockholders’ equity and therefore do not qualify for separate derivative accounting.

Partial Extinguishment of Convertible Notes
On May 19, 2026, the Company completed privately negotiated repurchase transactions with certain holders of its outstanding 2029 Convertible Notes, pursuant to which the Company repurchased and canceled $1.50 billion aggregate principal amount of the 2029 Convertible Notes. The aggregate repurchase price, including third-party transaction costs, was $1.38 billion. The net carrying amount of the repurchased 2029 Convertible Notes was approximately $1.49 billion, reflecting the $1.50 billion principal amount repurchased, net of the related pro rata allocation of unamortized debt issuance costs. As a result, the Company recognized a gain on debt extinguishment of approximately $113.9 million in the Company’s Consolidated Statements of Operations during the second quarter of 2026. Following the repurchase, $1.50 billion aggregate principal amount of the 2029 Convertible Notes remained outstanding as of June 30, 2026.
Conversions and Redemption of Convertible Notes
During the six months ended June 30, 2026, the Outstanding Convertible Notes were not convertible and the Company did not receive any conversion requests.
Collective Convertible Notes Disclosures
As of June 30, 2026, the maximum number of shares into which the Outstanding Convertible Notes could have been potentially converted if the conversion features were triggered at the conversion rates then in effect based on the Outstanding Convertible Notes then outstanding on such date was:
•2028 Convertible Notes: 5,513,489 shares of class A common stock;
•2029 Convertible Notes: 2,230,800 shares of class A common stock;
•2030A Convertible Notes: 5,341,600 shares of class A common stock;
•2030B Convertible Notes: 4,614,400 shares of class A common stock;
•2031 Convertible Notes: 2,593,923 shares of class A common stock; and
•2032 Convertible Notes: 3,915,200 shares of class A common stock.
While none of the Outstanding Convertible Notes were convertible during the six months ended June 30, 2026, the Outstanding Convertible Notes may be convertible in future periods if one or more of the conversion conditions are satisfied during future measurement periods. See "Convertible Senior Notes" above for additional information.
As of June 30, 2026, and December 31, 2025, the net carrying value of the Outstanding Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.
The following table presents the net carrying value and fair value of the Company’s Outstanding Convertible Notes as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Outstanding Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Leveling
2028 Convertible Notes	$1,010,000	$(5,152)	$1,004,848	$1,026,726	Level 2
2029 Convertible Notes	1,500,000	(7,019)	1,492,981	1,296,855	Level 2
2030A Convertible Notes	800,000	(8,905)	791,095	817,376	Level 2
2030B Convertible Notes	2,000,000	(8,382)	1,991,618	1,776,440	Level 2
2031 Convertible Notes	603,659	(5,575)	598,084	563,950	Level 2
2032 Convertible Notes	800,000	(8,512)	791,488	778,152	Level 2
Total	$6,713,659	$(43,545)	$6,670,114	$6,259,499

	December 31, 2025
	Outstanding Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Leveling
2028 Convertible Notes	$1,010,000	$(7,264)	$1,002,736	$1,214,525	Level 2
2029 Convertible Notes	3,000,000	(17,684)	2,982,316	2,468,832	Level 2
2030A Convertible Notes	800,000	(10,891)	789,109	1,014,071	Level 2
2030B Convertible Notes	2,000,000	(10,885)	1,989,115	1,728,262	Level 2
2031 Convertible Notes	603,659	(6,816)	596,843	621,950	Level 2
2032 Convertible Notes	800,000	(9,887)	790,113	892,562	Level 2
Total	$8,213,659	$(63,427)	$8,150,232	$7,940,202
The fair value of the Outstanding Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).
For the three months ended June 30, 2026 and 2025 interest expense related to the Convertible Notes was as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in thousands)	Contractual Interest Expense	Amortization of Issuance Costs	Total	Contractual Interest Expense	Amortization of Issuance Costs	Total
2028 Convertible Notes	$1,578	$1,058	$2,636	$1,578	$1,047	$2,625
2029 Convertible Notes	—	1,409	1,409	—	1,819	1,819
2030A Convertible Notes	1,250	995	2,245	1,250	983	2,233
2030B Convertible Notes	—	1,253	1,253	—	1,249	1,249
2031 Convertible Notes	1,320	621	1,941	1,320	614	1,934
2032 Convertible Notes	4,500	690	5,190	4,500	671	5,171
Total	$8,648	$6,026	$14,674	$8,648	$6,383	$15,031
For the six months ended June 30, 2026 and 2025 interest expense related to the Convertible Notes was as follows:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands)	Contractual Interest Expense	Amortization of Issuance Costs	Total	Contractual Interest Expense	Amortization of Issuance Costs	Total
2027 Convertible Notes	$—	$—	$—	$—	$401	$401
2028 Convertible Notes	3,156	2,113	5,269	3,156	2,091	5,247
2029 Convertible Notes	—	3,231	3,231	—	3,637	3,637
2030A Convertible Notes	2,500	1,986	4,486	2,500	1,963	4,463
2030B Convertible Notes	—	2,504	2,504	—	1,762	1,762
2031 Convertible Notes	2,641	1,240	3,881	2,641	1,225	3,866
2032 Convertible Notes	9,000	1,375	10,375	9,000	1,339	10,339
Total	$17,297	$12,449	$29,746	$17,297	$12,418	$29,715
For the three and six months ended June 30, 2026, the Company paid $9.0 million and $17.3 million, respectively, in interest related to the Convertible Notes. For the three and six months ended June 30, 2025, the Company paid $9.0 million and $17.2 million, respectively, in interest related to the Convertible Notes. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.

Other long-term secured debt
In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness.
In June 2025, the Company entered into a loan agreement that provides for aggregate borrowings of up to $31.1 million, available in multiple tranches, to fund a capital asset purchase. Amounts outstanding under the loan bear interest, with respect to each tranche, at a variable rate equal to the one-year Secured Overnight Financing Rate plus 4.24%. The loan is secured by non-bitcoin assets that are not otherwise serving as collateral for any of the Company’s other indebtedness. The loan will mature in 2026.
After monthly payments made under the terms of these other long-term secured debt agreements, the other long-term secured debt had an aggregate net carrying value of $39.8 million and $39.9 million as of June 30, 2026 and December 31, 2025, respectively, and an aggregate outstanding principal balance of $40.0 million and $40.3 million as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, $39.8 million and $31.3 million of the respective net carrying values were short-term and were presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheets.
Maturities
The following table shows the maturities of the Company’s debt instruments outstanding as of June 30, 2026. The principal payments related to the Outstanding Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the respective convertible notes on their respective Date of Holder Put Option.

Payments due by period ending June 30, (in thousands)	2028 Convertible Notes	2029 Convertible Notes	2030A Convertible Notes	2030B Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	Other long- term secured debt	Total
2027	$—	$—	$—	$—	$—	$—	$40,044	$40,044
2028	1,010,000	1,500,000	—	2,000,000	—	—	—	4,510,000
2029	—	—	800,000	—	603,659	800,000	—	2,203,659
Total	$1,010,000	$1,500,000	$800,000	$2,000,000	$603,659	$800,000	$40,044	$6,753,703
(7) Commitments and Contingencies
(a)Commitments
From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement or death, bodily harm, or damage to tangible personal property due to the Company’s personnel's gross negligence or willful misconduct in providing contracted services, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of June 30, 2026 or December 31, 2025.
(b)Contingencies
Brazil Matter
Following an internal review initiated in 2018, the Company disclosed its belief that its Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities.
In 2020 the Company gained access to records providing further information about a Brazilian Federal Police investigation into alleged corruption and procurement fraud involving certain government officials, including a transaction that was part of the basis of the Company’s previously reported failure or likely failure of its Brazilian subsidiary to comply with local procurement regulations. To the best of the Company’s knowledge, this investigation was concluded in 2023. Neither employees of the Company’s Brazilian subsidiary nor the subsidiary itself were targets of the Federal Police investigation.
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
In 2023, the SG/CADE launched a public administrative proceeding to investigate potentially anticompetitive conduct by various entities and individuals in Brazil based in part on the information voluntarily disclosed by the Company’s Brazilian subsidiary, which is also one of the defendants in the proceeding. In February 2026, SG/CADE issued its final Technical Opinion in the proceeding. SG/CADE recommended, among other things, that leniency be confirmed for the Company’s Brazilian subsidiary and no fines be imposed against it. The case is now pending with CADE’s Tribunal. If, after its review, the Tribunal confirms that the Brazilian subsidiary’s obligations under the leniency agreement it signed with SG/CADE have been fulfilled, the Brazilian subsidiary will receive full immunity from fines.
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
The Company’s Brazilian subsidiary continues to cooperate with requests from government authorities related to the above matters. As of June 30, 2026, the Company remained unable to reasonably estimate a range of loss beyond the payments described above.
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
For the six months ended June 30, 2026, the Company recorded a benefit from income taxes of $1.92 billion on a pretax loss of $22.68 billion, which resulted in an effective tax rate of 8.5%. For the six months ended June 30, 2025, the Company recorded a provision for income taxes of $2.26 billion on a pretax income of $8.06 billion, which resulted in an effective tax rate of 28.0%. During the six months ended June 30, 2026, the Company’s benefit from income taxes primarily related to (i) the tax effect of the unrealized losses on digital assets as offset by (ii) the establishment of a full valuation allowance on domestic net deferred tax assets. During the six months ended June 30, 2025, the Company’s provision for income taxes primarily related to the tax effect of the unrealized gain on digital assets.
As of June 30, 2026, the fair market value of the Company's bitcoin holdings has remained below its cost basis. As a result, the Company maintained a valuation allowance on all of its domestic net deferred tax assets. For the six months ended June 30, 2026 the Company recorded (i) a reversal of deferred tax liability of $2.42 billion on the unrealized gain on bitcoin holdings that existed as of December 31, 2025, (ii) a deferred tax asset for the unrealized loss on bitcoin holdings of $4.12 billion, and (iii) a deferred tax asset for the capital loss from the sale of bitcoin holdings of $24.4 million. These deferred tax assets were offset in full by a valuation allowance against all domestic net deferred tax assets of $4.60 billion that, in the Company’s present estimation, more likely than not will not be realized. If, in future periods, the fair market value of bitcoin increases and exceeds the cost basis of the Company's bitcoin holdings, the deferred tax asset with respect to unrealized loss would be reversed and the valuation allowance on domestic net deferred tax assets could be released. The Company will continue to regularly assess the realizability of deferred tax assets.
The Company records liabilities related to its uncertain tax positions. As of June 30, 2026, the Company had gross unrecognized income tax benefits, including accrued interest, of $13.5 million, of which $3.1 million was recorded in “Other long-term liabilities” and $10.4 million was recorded in “Deferred tax assets” in the Company’s Consolidated Balance Sheet. As of December 31, 2025, the Company had gross unrecognized income tax benefits of $13.4 million, including accrued interest, $3.0 million of which was recorded in “Other long-term liabilities” and $10.4 million of which was recorded in “Deferred tax liability” in the Company’s Consolidated Balance Sheet.
(9) Share-based Compensation
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
An aggregate of up to 19,327,030 shares of the Company’s class A common stock were authorized for issuance under the 2023 Equity Plan. As of June 30, 2026, there were 2,761,770 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan. The 2013 Equity Plan and the 2023 Equity Plan together are referred to herein as the “Stock Incentive Plans.”
Stock option awards
As of June 30, 2026, there were options to purchase 3,176,105 shares of class A common stock outstanding under the Stock Incentive Plans. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026:

(in thousands, except per share data and years)	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of January 1, 2026	3,535	$42.63
Granted	68	$151.39
Exercised	(421)	$48.44	$46,127
Forfeited/Expired	(6)	$281.98
Balance as of June 30, 2026	3,176	$43.72
Exercisable as of June 30, 2026	2,822	$37.73	$144,360	4.9
Expected to vest as of June 30, 2026	354	$91.46	$13,043	7.5
Total	3,176	$43.72	$157,403	5.2

Stock options outstanding as of June 30, 2026 are comprised of the following range of exercise prices per share:

	Stock Options Outstanding at June 30, 2026
(in thousands, except per share data and years) Range of Exercise Prices per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
$12.45 - $20.00	800	$14.98	3.4
$20.01 - $30.00	842	$24.33	6.3
$30.01 - $40.00	15	$30.16	6.9
$40.01 - $50.00	813	$41.26	5.5
$50.01 - $70.00	516	$69.12	4.6
$70.01 - $220.00	140	$156.98	8.8
$220.01 - $300.00	36	$261.38	8.6
$300.01 - $364.20	11	$364.20	8.5
$364.21 and over	3	$369.06	8.9
Total	3,176	$43.72	5.2
An aggregate of 500,323 stock options with an aggregate grant date fair value of $14.2 million vested during the six months ended June 30, 2026. An aggregate of 1,161,010 stock options with an aggregate grant date fair value of $34.5 million vested during the six months ended June 30, 2025. The weighted average grant date fair value of stock option awards using the Black-Scholes valuation model was $151.39 and $296.15 for each share subject to a stock option granted during the six months ended June 30, 2026 and 2025, respectively, based on the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term of awards in years	5.5 - 6.3	5.5 - 6.3
Expected volatility	89.4% - 90.1%	83.8% - 91.5%
Risk-free interest rate	3.9% - 4.2%	4.0% - 4.4%
Expected dividend yield	0.0%	0.0%
For the three and six months ended June 30, 2026, the Company recognized approximately $2.7 million and $6.3 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. For the three and six months ended June 30, 2025, the Company recognized approximately $5.2 million and $11.8 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of June 30, 2026, there was approximately $19.7 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.7 years.
Share-settled restricted stock units

As of June 30, 2026, there were 659,370 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
(in thousands)	Units	Aggregate Intrinsic Value
Balance as of January 1, 2026	731
Granted	279
Vested	(287)	$38,499
Forfeited	(64)
Balance as of June 30, 2026	659
Expected to vest as of June 30, 2026	659	$57,319
During the year ended December 31, 2025, and all interim periods presented, the Company used a sell-to-cover method, under which all vested shares are issued and a portion is sold in the open market to satisfy employee payroll tax obligations. During the six months ended June 30, 2026, 287,238 share-settled restricted stock units having an aggregate grant date fair value of $21.0 million, vested and were issued. During the six months ended June 30, 2025, 334,120 share-settled restricted stock units having an aggregate grant date fair value of $18.3 million, vested and were issued. The weighted average grant date fair value of share-settled restricted stock units granted during the six months ended June 30, 2026 and 2025 was $151.54 and $281.30, respectively, based on the fair value of the Company’s class A common stock.
For the three and six months ended June 30, 2026, the Company recognized approximately $7.6 million and $13.7 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. For the three and six months ended June 30, 2025, the Company recognized approximately $7.1 million and $12.3 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of June 30, 2026, there was approximately $81.6 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 3.0 years.
Share-settled performance stock units
As of June 30, 2026, there were 115,079 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
(in thousands)	Units	Aggregate Intrinsic Value
Balance as of January 1, 2026	239
Granted	227
Vested	(351)	$45,386
Forfeited	—
Balance as of June 30, 2026	115
Expected to vest as of June 30, 2026	115	$9,148
The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $267.03 and $445.66 for each performance stock unit granted during the six months ended June 30, 2026 and 2025, respectively, based on the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term of awards in years	3.0	3.0
Expected volatility	87.2%	99.2%
Risk-free interest rate	3.7%	3.9%
Expected dividend yield	0.0%	0.0%

350,820 performance stock units vested during the six months ended June 30, 2026 and no performance stock units vested during the six months ended June 30, 2025. For the three and six months ended June 30, 2026, the Company recognized approximately $3.5 million and $6.3 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. For the three and six months ended June 30, 2025, the Company recognized approximately $2.7 million and $3.4 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of June 30, 2026, there was approximately $21.3 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.2 years.
2021 ESPP
The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in 6-month offering periods commencing on each March 1 and September 1. An aggregate of 1,000,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the six months ended June 30, 2026, 27,679 shares of class A common stock were issued in connection with the 2021 ESPP. As of June 30, 2026, 435,917 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.
For the three and six months ended June 30, 2026, the Company recognized approximately $0.4 million and $1.1 million, respectively, in share-based compensation expense related to the 2021 ESPP. For the three and six months ended June 30, 2025, the Company recognized approximately $0.8 million and $1.2 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of June 30, 2026, there was approximately $0.3 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.2 years.
(10) Redeemable Preferred Stock
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
On July 7, 2025, the Company filed a certificate of amendment (the “STRK Amendment”) with the Secretary of State of the State of Delaware to the STRK Stock certificate of designations so that, together with other conforming changes, the STRK Stock has a liquidation preference that is initially $100 per share; provided, however, that, effective immediately after the close of business on each business day on or after July 7, 2025 (and, on or after July 7, 2025, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of STRK Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the liquidation preference per share of STRK Stock will be adjusted to be the greatest of (i) the stated amount of $100 per share of STRK Stock; (ii) in the case of any business day on or after July 7, 2025 with respect to which Strategy has, on such business day or any business day during the ten trading day period preceding such business day, executed any sale transaction to be settled by the issuance of STRK Stock, an amount equal to the Last Reported Sale Price (as defined in the STRK Stock certificate of designations) per share of STRK Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the Last Reported Sale Prices per share of STRK Stock for each trading day of the ten consecutive trading days immediately preceding such business day; provided that, for purposes of the definition of liquidation preference, the execution of the STRK Amendment will be treated as an execution of a sale transaction settled by the issuance of STRK Stock. On June 8, 2026, at the Company's annual meeting of stockholders (the "2026 Annual Meeting"), the holders of the Company's common stock ratified, pursuant to Section 204 of the Delaware General Corporation Law, the filing and effectiveness of the STRK Amendment, and the amendment of the liquidation preference of STRK Stock effectuated thereby.
At the 2026 Annual Meeting, a majority of the holders of the Company's common stock and a majority of the holders of the STRC Stock voted in favor of an amendment (the "STRC Amendment") to provide for two scheduled dividend payments per month, instead of one. Pursuant to the STRC Amendment, beginning on June 30, 2026, the 15th and last day of each month will now be record dates, with the last day of such month and the 15th day of the next month as corresponding payment dates, as opposed to, prior to the effectiveness of the STRC Amendment, just the 15th day of each month being a record date and the last day of such month being the corresponding payment date. The STRC Amendment did not increase the dividend obligations of the Company under STRC Stock, just the frequency of record dates and payment dates.
On June 29, 2026, the Company's board of directors authorized (i) a repurchase program for up to $1.0 billion aggregate purchase price of the Company's outstanding Preferred Stock and (ii) a repurchase program for up to $1.0 billion aggregate purchase price of the Company's class A common stock. As of June 30, 2026, the Company had not repurchased any shares of Preferred Stock or class A common stock under either program. See Note 15, Subsequent Events, for information regarding repurchases made subsequent to June 30, 2026.
The following table summarizes the key terms and provisions of each series of Preferred Stock, and information relating to each series of Preferred Stock as of June 30, 2026. The summaries below are qualified in their entirety by the full text of the applicable certificate of designations.

	STRF Stock	STRC Stock	STRE Stock	STRK Stock	STRD Stock
Trading Symbol	STRF	STRC	STRE	STRK	STRD
Stock Exchange	NASDAQ	NASDAQ	Luxembourg Stock Exchange	NASDAQ	NASDAQ
Initial Issuance Date	March 25, 2025	July 29, 2025	November 13, 2025	February 5, 2025	June 10, 2025
Initial Shares Issued	8,500,000	28,011,111	7,750,000	7,300,000	11,764,700
Initial Public Offering Price per share	$85.00	$90.00	€80.00	$80.00	$85.00
Initial Net Proceeds (in thousands)	$710,873	$2,473,800	€608,734	$563,226	$979,486
Initial Issuance Costs (in thousands)	$11,627	$47,200	€11,266	$20,774	$20,514
Shares Issued as of June 30, 2026	12,839,689	104,894,705	7,750,000	14,020,744	14,024,221
Par Value Per Share	$0.001	$0.001	€0.001	$0.001	$0.001
Liquidation Preference Per Share as of June 30, 2026 (1)	$100.00	$100.00	€100.00	$100.00	$100.00
Aggregate Liquidation Preference as of June 30, 2026 (1) (in thousands)	$1,283,969	$10,489,471	$884,120	$1,402,074	$1,402,422
Stated Amount	$100.00	$100.00	€100.00	n/a	$100.00
Dividend Rate Per Annum as of June 30, 2026 (2)	10%	11.50%	10%	8%	10%
Cumulative Dividends	Yes	Yes	Yes	Yes	No
Dividend Payment Method	Cash	Cash	Cash	Cash, class A common stock, or a combination of both	Cash
Conversion Privilege	None	None	None	Convertible to class A common stock at any time	None
Initial Conversion Rate	n/a	n/a	n/a	0.1 shares of class A common stock per share of STRK Stock	n/a
Redemption Rights (3)	Yes	Yes	Yes	Yes	Yes
Repurchase Rights (4)	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change
Board Rights (5)	Yes	No	No	Yes	No
(1)The liquidation preference per share of STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock generally approximates to the greater of the trading price per share of the applicable series of Preferred Stock or $100 (or, in the case of STRE Stock, €100) as set forth in the applicable certificate of designations.
(2)Shares of STRC Stock accumulate cumulative dividends at a variable rate per annum on the stated amount thereof. The Company has the right, at its sole and absolute discretion, to adjust the regular dividend rate applicable to a regular dividend period in the manner set forth in the STRC Stock certificate of designations. The regular dividend rate per annum on STRC Stock for the month ended June 30, 2026 was 11.50%.
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
Refer to Note 12, At-the-Market Offerings, for additional information regarding the Company’s at-the-market equity offering programs ("ATMs").
Dividends on Preferred Stock
As of June 30, 2026, dividends on the Company's Preferred Stock are payable when, as and if declared by the Company's board of directors, out of funds legally available for their payment:
•in the case of STRF Stock, STRE Stock, STRK Stock, and STRD Stock, quarterly in arrears on March 31, June 30, September 30 and December 31 of each year; and
•in the case of STRC Stock, semi-monthly in arrears, reflecting an amendment and restatement of its certificate of designations that was effective as of June 30, 2026 that changed the regular dividend record and payment dates from monthly to semi-monthly.
During the three and six months ended June 30, 2026 and 2025, the Company paid the following dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Dividends Paid (in thousands)	2026	2025	2026	2025
STRF Stock	$32,099	$25,522	$64,198	$25,522
STRC Stock	282,864	—	394,295	—
STRE Stock (1)	22,136	—	44,478	—
STRK Stock	28,041	23,432	56,083	32,620
STRD Stock	35,061	—	70,121	—
Total Cash Dividends Paid	$400,201	$48,954	$629,175	$58,142
(1) Reflects the Euro to USD exchange rate in effect at the time of the applicable STRE Stock dividend payment.
(11) Basic and Diluted Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common stock outstanding during the respective period. Net income (loss) attributable to common stockholders is computed by deducting the dividends declared related to the current financial reporting period.
The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings (loss) per common share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock.
As of June 30, 2026, the Company had five series of Preferred Stock outstanding: STRF Stock, STRC Stock, STRE Stock, STRK Stock, and STRD Stock. Only STRK Stock is convertible into the Company’s class A common stock and, therefore, is the only series of Preferred Stock that impacts diluted earnings (loss) per common share. Each share of the STRK Stock is convertible at any time, at the option of the holder, into 0.1 shares of class A common stock. Refer to Note 10, Redeemable Preferred Stock, to the Consolidated Financial Statements, for additional information on the dividend, voting, and other rights of the Company's outstanding Preferred Stock.
The impact from potential shares of common stock on the diluted earnings (loss) per common share calculation are included when dilutive. Potential shares of class A common stock issuable upon the exercise of outstanding stock options, the vesting of restricted stock units and performance stock units considered probable of achievement, and in connection with the 2021 ESPP are computed using the treasury stock method. Potential shares of class A common stock issuable upon conversion of the Convertible Notes and upon conversion of the STRK Stock are computed using the if-converted method. In computing diluted earnings (loss) per common share, the Company first calculates the earnings per incremental share (“EPIS”) for each class of potential shares of common stock and ranks the classes from the most dilutive (i.e., lowest EPIS) to the least dilutive (i.e., highest EPIS). Basic earnings per common share is then adjusted for the effect of each class of shares, in sequence and cumulatively, until a particular class no longer produces further dilution.
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator - Basic and Diluted:
Net (loss) income	$(8,219,628)	$10,020,846	$(20,762,298)	$5,803,476
Dividends on preferred stock	(400,661)	(49,110)	(630,188)	(58,347)
Net (loss) income attributable to common stockholders of Strategy	$(8,620,289)	$9,971,736	$(21,392,486)	$5,745,129
Effect of dilutive shares on net earnings:
Interest expense on 2027 Convertible Notes, net of tax	—	—	—	286
Interest expense on 2028 Convertible Notes, net of tax	—	1,887	—	3,755
Interest expense on 2029 Convertible Notes, net of tax	—	1,308	—	2,603
Interest expense on 2030A Convertible Notes, net of tax	—	1,606	—	3,194
Interest expense on 2030B Convertible Notes, net of tax	—	898	—	1,264
Interest expense on 2031 Convertible Notes, net of tax	—	1,390	—	2,767
Interest expense on 2032 Convertible Notes, net of tax	—	3,718	—	7,400
Dividends on STRK Stock	—	16,756	—	23,550
Net (loss) income - Diluted	$(8,620,289)	$9,999,300	$(21,392,486)	$5,789,949

Denominator - Basic and Diluted:
Weighted average common shares of class A common stock	332,894	255,604	323,635	246,270
Weighted average common shares of class B common stock	19,640	19,640	19,640	19,640
Total weighted average shares of common stock outstanding	352,534	275,244	343,275	265,910

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	—	3,615	—	3,847
Restricted stock units	—	5	—	495
Performance stock units	—	494	—	511
Employee stock purchase plan	—	3	—	2
Convertible preferred stock	—	963	—	702
2027 Convertible Notes	—	—	—	1,439
2028 Convertible Notes	—	5,513	—	5,513
2029 Convertible Notes	—	4,462	—	4,462
2030A Convertible Notes	—	5,342	—	5,342
2030B Convertible Notes	—	4,614	—	3,307
2031 Convertible Notes	—	2,594	—	2,594
2032 Convertible Notes	—	3,915	—	3,915
Total weighted average shares of common stock outstanding - Diluted	352,534	306,764	343,275	298,039

(Loss) earnings per common share:
Basic (loss) earnings per common share (1)	$(24.45)	$36.23	$(62.32)	$21.61
Diluted (loss) earnings per common share (1)	$(24.45)	$32.60	$(62.32)	$19.43
(1)Basic and fully diluted (loss) earnings per common share for class A and class B common stock are the same.

For the three and six months ended June 30, 2026 and 2025, the following weighted average shares of potential class A common stock were excluded from the diluted earnings (loss) per common share calculation because their impact would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock options	3,255	50	3,305	46
Restricted stock units	808	877	777	8
Performance stock units	429	—	457	—
Employee stock purchase plan	24	—	20	—
Convertible preferred stock	1,402	—	1,402	—
2028 Convertible Notes	5,513	—	5,513	—
2029 Convertible Notes	3,432	—	3,947	—
2030A Convertible Notes	5,342	—	5,342	—
2030B Convertible Notes	4,614	—	4,614	—
2031 Convertible Notes	2,594	—	2,594	—
2032 Convertible Notes	3,915	—	3,915	—
Total	31,328	927	31,886	54
(12) At-the-Market Offerings
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
As of June 30, 2026, the Company is party to the Omnibus Sales Agreement, pursuant to which the Company may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by the Company from time to time in the future.
The following table sets forth total shares sold and net proceeds (net of sales commissions and expenses) received from shares sold under the Company's ATMs for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares sold pursuant to at-the-market offerings:
STRF Stock ATMs	—	1,566,750	—	1,566,750
STRC Stock ATMs	54,648,192	—	75,307,642	—
STRK Stock ATMs	—	4,551,460	38,796	4,901,367
STRD Stock ATMs	—	—	—	—
Class A common stock ATMs	24,986,776	14,225,620	58,455,506	26,850,215

Net proceeds received from shares sold pursuant to at-the-market offerings (in thousands):
STRF Stock ATMs	$—	$163,034	$—	$163,034
STRC Stock ATMs	5,455,658	—	7,518,335	—
STRK Stock ATMs	—	446,792	2,968	477,190
STRD Stock ATMs	—	—	—	—
Class A common stock ATMs	2,943,342	5,248,692	8,235,553	9,647,897
Total	$8,399,000	$5,858,518	$15,756,856	$10,288,121
Issuance cost adjustments related to STRF, STRK and STRD Stock ATMs (in thousands):	$259	$—	$(45)	$—
The sales commissions and expenses related to sales of class A common stock described above are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheet in the period in which the corresponding shares are issued and sold.
(13) Segment Information
The Company has two reportable operating segments: "Software" and "Bitcoin."
The Software segment is engaged in the design, development, marketing, and sales of the Company’s enterprise analytics software platform through cloud subscriptions and licensing arrangements and related services (i.e., product support, consulting and education).
The Bitcoin segment encompasses the Company’s bitcoin treasury operations, through which the Company executes its bitcoin acquisition, capital markets, and capital management strategies. The segment's principal activities consist of acquiring and holding bitcoin as the Company’s primary treasury reserve asset; issuing class A common stock and preferred securities through ATMs to fund bitcoin purchases; and maintaining a U.S. dollar reserve (the “USD Reserve”) to support Preferred Stock dividends and interest expense on the Company's outstanding indebtedness.
Effective in the second quarter of 2026, the Company defined its bitcoin treasury operations as a separate reportable operating segment. In prior periods, the Company reported a single reportable operating segment, the Software Business segment, and presented the bitcoin-related activities now comprising the Bitcoin segment as a non-operating "Corporate & Other" category. In connection with this change, the Company also renamed its software segment, previously referred to as the "Software Business," to "Software." Segment information for the prior comparative periods presented has been recast to conform to the current presentation.
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The Company’s reportable operating segments are identified based on the discrete financial information regularly reviewed by the CODM and reflect differences in the nature of the Company’s products and business activities. The CODM uses “net income (loss)” to assess each reportable segment’s performance and to allocate resources, and also uses net income (loss) to understand the impact of income taxes and debt-related items for general tax and liquidity planning purposes.
For the Software segment, the CODM focuses on “controllable costs” across the segment’s principal functions and allocates personnel and budget accordingly to maximize profitability. For the Bitcoin segment, the CODM reviews non-controllable expense categories, together with bitcoin holdings. The CODM uses this information to assess segment performance, allocate resources, and oversee the Company's bitcoin treasury and capital markets strategy.

The following tables present (for each of the Company's reportable operating segments and on a consolidated basis) the Company’s revenues and significant expenses regularly provided to the CODM, reconciled to net income (loss) for each of the periods presented.

	Three Months Ended June 30, 2026
(in thousands)	Software	Bitcoin	Total Consolidated
Total revenues	$122,368	$—	$122,368
Significant expenses (1)
Controllable
Sales and marketing	(29,265)	(136)	(29,401)
Maintenance	(5,429)	—	(5,429)
Consulting	(11,876)	—	(11,876)
Cloud	(23,071)	—	(23,071)
Technology	(21,245)	—	(21,245)
General and administrative	(14,185)	(11,641)	(25,826)
Non-Controllable
Unrealized loss on digital assets	—	(8,315,365)	(8,315,365)
Digital asset custody fees	—	(4,242)	(4,242)
Share-based compensation expense	(9,600)	(4,668)	(14,268)
Payroll taxes on equity award exercises and vestings	(1,097)	(298)	(1,395)
Other segment items (2)	(1,414)	428	(986)
Interest income (expense), net (3)	81	(1,331)	(1,250)
Gain on debt extinguishment	—	113,916	113,916
Income tax benefit (expense) (4)	(1,558)	—	(1,558)
Net income (loss)	$3,709	$(8,223,337)	$(8,219,628)
Total assets, as of June 30, 2026 (5)	$490,512	$52,072,080	$52,562,592

	Three Months Ended June 30, 2025
(in thousands)	Software	Bitcoin	Total Consolidated
Total revenues	$114,488	$—	$114,488
Significant expenses (1)
Controllable
Sales and marketing	(26,236)	(1,696)	(27,932)
Maintenance	(6,970)	—	(6,970)
Consulting	(12,096)	—	(12,096)
Cloud	(16,043)	—	(16,043)
Technology	(21,597)	—	(21,597)
General and administrative	(16,406)	(4,424)	(20,830)
Non-Controllable
Unrealized gain on digital assets	—	14,047,514	14,047,514
Digital asset custody fees	—	(4,881)	(4,881)
Share-based compensation expense	(12,543)	(3,199)	(15,742)
Payroll taxes on equity award exercises and vestings	(2,620)	(65)	(2,685)
Other segment items (2)	(9,507)	—	(9,507)
Interest income (expense), net (3)	76	(17,973)	(17,897)
Income tax benefit (expense) (4)	39,893	(4,024,869)	(3,984,976)
Net income	$30,439	$9,990,407	$10,020,846
Total assets, as of June 30, 2025 (5)	$410,617	$64,362,798	$64,773,415

	Six Months Ended June 30, 2026
(in thousands)	Software	Bitcoin	Total Consolidated
Total revenues	$246,668	$—	$246,668
Significant expenses (1)
Controllable
Sales and marketing	(60,563)	(962)	(61,525)
Maintenance	(11,570)	—	(11,570)
Consulting	(23,158)	—	(23,158)
Cloud	(45,622)	—	(45,622)
Technology	(44,304)	—	(44,304)
General and administrative	(29,998)	(20,509)	(50,507)
Non-Controllable
Unrealized loss on digital assets	—	(22,770,844)	(22,770,844)
Digital asset custody fees	—	(8,149)	(8,149)
Share-based compensation expense	(18,882)	(8,559)	(27,441)
Payroll taxes on equity award exercises and vestings	(1,557)	(500)	(2,057)
Other segment items (2)	(512)	982	470
Interest income (expense), net (3)	173	401	574
Gain on debt extinguishment	—	113,916	113,916
Income tax benefit (expense) (4)	(496,389)	2,417,640	1,921,251
Net loss	$(485,714)	$(20,276,584)	$(20,762,298)

	Six Months Ended June 30, 2025
(in thousands)	Software	Bitcoin	Total Consolidated
Total revenues	$225,554	$—	$225,554
Significant expenses (1)
Controllable
Sales and marketing	(49,884)	(1,696)	(51,580)
Maintenance	(13,734)	—	(13,734)
Consulting	(23,710)	—	(23,710)
Cloud	(30,601)	—	(30,601)
Technology	(46,299)	—	(46,299)
General and administrative	(35,072)	(12,128)	(47,200)
Non-Controllable
Unrealized gain on digital assets	—	8,141,509	8,141,509
Digital asset custody fees	—	(9,003)	(9,003)
Share-based compensation expense	(21,205)	(6,356)	(27,561)
Payroll taxes on equity award exercises and vestings	(4,661)	(96)	(4,757)
Other segment items (2)	(14,247)	—	(14,247)
Interest income (expense), net (3)	174	(35,177)	(35,003)
Income tax benefit (expense) (4)	62,252	(2,322,144)	(2,259,892)
Net income	$48,567	$5,754,909	$5,803,476
(1)Significant expenses regularly provided to the CODM include both: (i) costs that the CODM considers to be “controllable”, for which the Company can manage future expense via the budgeting process (e.g. salaries, commissions, travel and entertainment expenses, third party-service provider fees, etc.), and that support specific functions of each reportable segment and (ii) costs that the CODM considers to be “non-controllable”, for which future expenses are primarily outside the Company’s control, such as unrealized gain or loss on digital assets, custody fees, share-based compensation expense, and employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans.
(2)Other segment items for the Software segment are primarily related to foreign currency transaction gains and losses, costs supporting the Company’s education function, one-time corporate initiatives, and certain expenses that are not easily allocable to specific functions. Other segment items for the Bitcoin segment are primarily related to third-party consulting and advisory fees.
(3)Interest income (expense), net for the three and six months ended June 30, 2026 is substantially related to interest income on the Company's USD Reserve, established in December 2025, partially offset by interest expense on the Company’s long-term debt arrangements, the proceeds from which were primarily used to purchase bitcoin. For the three and six months ended June 30, 2025, Interest expense, net amounts primarily reflect interest expense on such debt.
(4)Income tax effects allocated to the Bitcoin segment related solely to transactions involving the Company’s bitcoin or debt, including unrealized gains or losses on digital assets, interest expense, share-based compensation expense, corporate resources (including personnel costs), and other third-party expenses. These income tax effects also reflect the establishment and release of valuation allowances against deferred tax assets, primarily related to unrealized losses on digital assets, based on the Company’s assessment of the realizability of such deferred tax assets each reporting period. Income tax effects allocated to the Software segment primarily relate to the tax benefit of share-based compensation for employees and also reflect the impact of the establishment and release of valuation allowances against deferred tax assets.
(5)Segment assets allocated to the Bitcoin segment as of June 30, 2026 include the Company’s digital assets and cash reserves, while segment assets as of June 30, 2025 included only the Company's digital assets.
Depreciation and amortization expenses are included in net income (loss), but are not regularly reported to the CODM. For the Software segment, depreciation and amortization expense consists primarily of the amortization of capitalized costs to obtain customer contracts, which amounted to $9.0 million and $17.9 million for the three and six months ended June 30,

2026, respectively, and $7.7 million and $12.9 million for the same periods in the prior year. These amounts are reported within sales and marketing expense, which is a significant expense category regularly provided to the CODM.
Significant non-cash items include unrealized gain or loss on digital assets, share-based compensation, gain on debt extinguishment and amortization of issuance costs on long-term debt, and are presented in the table above and in the Company’s Consolidated Statements of Operations and/or Statements of Cash Flows. The Company does not regularly report capital expenditures on long-lived assets to the CODM.
The following table presents total revenues and long-lived assets according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net. The Bitcoin segment disclosed above is included within the U.S. region.

Geographic regions: (in thousands)	U.S.	EMEA	Other Regions	Consolidated
Total revenues
Three Months Ended June 30, 2026	$68,407	$42,476	$11,485	$122,368
Three Months Ended June 30, 2025	$65,315	$39,444	$9,729	$114,488
Six Months Ended June 30, 2026	$137,684	$86,688	$22,296	$246,668
Six Months Ended June 30, 2025	$128,775	$77,326	$19,453	$225,554
Long-lived assets
As of June 30, 2026	$75,529	$2,412	$8,629	$86,570
As of December 31, 2025	$66,022	$2,908	$6,903	$75,833
The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three and six months ended June 30, 2026 and 2025, Germany accounted for 10% or more of total consolidated revenues.
For the three and six months ended June 30, 2026 and 2025, no individual customer accounted for 10% or more of total consolidated revenues.
(14) Related Party Transactions
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

(15) Subsequent Events
The information below is presented as of July 24, 2026.
Bitcoin Sales
Subsequent to June 30, 2026, the Company sold approximately 2,225 bitcoin for aggregate gross proceeds of approximately $135.2 million, at an average sale price of $60,773 per bitcoin, net of fees and expenses.
Bitcoin Holdings
The Company held approximately 843,775 bitcoins with an aggregate fair market value of $54.14 billion (based on the market price of $64,164 of one bitcoin as reported on the Coinbase exchange as of July 24, 2026, 4:00 p.m. Eastern Time).
Repurchase Program
Subsequent to June 30, 2026, the Company repurchased 288,930 shares of STRC Stock under its share repurchase program, for an aggregate purchase price of $25.0 million. The repurchases were effected in open-market transactions, at an average price of approximately $86.52 per share, were funded through sales of class A common stock under the Company's ATM, and were the first repurchases announced under the share repurchase program. Following these repurchases, approximately $975.0 million remained available under the program. The repurchases were pending settlement as of July 24, 2026.

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
Segment Reporting
Beginning with the second quarter of 2026, we have realigned our financial reporting to present our operations as two reportable segments: our Software segment and our Bitcoin segment. In prior periods, we reported a single reportable operating segment, our Software segment (previously referred to as the “Software Business”), and presented the bitcoin-related activities now comprising our Bitcoin segment within a non-operating “Corporate & Other” category. We made this change to provide users of our financial statements with greater visibility into the activities of our software business distinct from our bitcoin treasury operations. See Note 13, Segment Information, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information regarding our reportable segments. The discussion that follows presents a consolidated overview of our results of operations, liquidity, and capital resources, followed by a separate discussion of the results of each of our reportable segments.
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
In addition to and in conjunction with our Treasury Reserve Policy, we pursue a corporate strategy of acquiring and holding bitcoin, including with the proceeds of capital raising transactions. Our capital markets strategy generally involves issuing preferred securities, which we collectively refer to as “digital credit,” and class A common stock through at-the-market equity offering programs (“ATMs”) when we deem advantageous.
As part of our capital management strategy, we maintain a U.S. dollar reserve (the "USD Reserve") intended to support the payment of dividends on our Preferred Stock and interest expense on our outstanding indebtedness. In June 2026, our board of directors approved a formal policy governing the USD Reserve and adopted a broader capital management framework, which we refer to as our “Digital Credit Capital Framework,” consisting of a board-approved USD Reserve policy, a revised STRC dividend rate policy, a repurchase program for our Preferred Stock, a repurchase program for our class A common stock, and a BTC monetization program, as discussed in further detail under “Liquidity and Capital Resources—Digital Credit Capital Framework” below. Our capital management strategy also contemplates that we may (i) enter into additional capital raising transactions that are secured, directly or indirectly, by our assets, including bitcoin, (ii)

pursue strategies intended to generate income streams or otherwise generate funds using our bitcoin holdings, and (iii) periodically sell bitcoin for general corporate purposes, such as satisfying liquidity needs and financial obligations.
"Preferred Stock" refers to, collectively, our STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock.
We view our bitcoin holdings as long-term holdings and plan to continue to accumulate bitcoin over the long term. We have not established a specific target amount of bitcoin to hold and actively evaluate market conditions, financing opportunities, liquidity needs, and capital structure considerations on an ongoing basis.
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
Bitcoin Activity and Holdings
Bitcoin Acquisition Activity
The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, bitcoin sales, and unrealized gain or loss on digital assets within the respective periods:

		Digital Asset Original Cost Basis (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase or Sale Price Per Bitcoin
Balance at January 1, 2025 (after adoption of ASU 2023-08)		$27,968,248	$41,790,421	447,470	$62,503
Digital asset purchases	(a)	7,661,663	7,661,663	80,715	94,922
Unrealized loss on digital assets		—	(5,906,005)	—	—
Balance at March 31, 2025		$35,629,911	$43,546,079	528,185	$67,457
Digital asset purchases	(b)	6,769,205	6,769,205	69,140	97,906
Unrealized gain on digital assets		—	14,047,514	—	—
Balance at June 30, 2025		$42,399,116	$64,362,798	597,325	$70,982

Balance at January 1, 2026		$50,435,331	$58,854,028	672,500	$74,997
Digital asset purchases	(c)	7,251,126	7,251,126	89,599	80,929
Unrealized loss on digital assets		—	(14,455,479)	—	—
Balance at March 31, 2026		$57,686,457	$51,649,675	762,099	$75,694
Digital asset purchases	(d)	6,420,975	6,420,975	85,296	75,279
Digital asset sales	(e)	(168,126)	(83,205)	(1,395)	59,663
Unrealized loss on digital assets		—	(8,315,365)	—	—
Balance at June 30, 2026	(f)	$63,939,306	$49,672,080	846,000	$75,578

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
(b)In the second quarter of 2025, we purchased bitcoin using $5.19 billion of the net proceeds from ATM sales of class A common stock, $979.7 million of the net proceeds from our initial public offering of STRD Stock, $163.0 million of the net proceeds from ATM sales of STRF Stock, and $438.0 million of the net proceeds from ATM sales of STRK Stock.
(c)In the first quarter of 2026, we purchased bitcoin using $2.06 billion of the net proceeds from ATM sales of STRC Stock, $3.3 million of the net proceeds from ATM sales of STRK Stock and $5.19 billion of the net proceeds from ATM sales of class A common stock.
(d)In the second quarter of 2026, we purchased bitcoin using $5.46 billion of the net proceeds from ATM sales of STRC Stock, and $0.96 billion of the net proceeds from ATM sales of class A common stock.
(e)The proceeds from the sales were used to fund dividend payments on Preferred Stock.
(f)$75,578 presented in the Approximate Average Purchase or Sale Price Per Bitcoin column represents the average price we paid for the bitcoin we held as of June 30, 2026.
Our unrealized loss on digital assets for the three and six months ended June 30, 2026 amounted to $8.32 billion and $22.77 billion, respectively.
Bitcoin Holdings
The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices (rounded to the nearest dollar) of one bitcoin on the Coinbase exchange (our principal market for bitcoin) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
March 31, 2025	528,185	$76,555	$40,435,222	$109,358	$57,761,287	$82,445	$43,546,079
June 30, 2025	597,325	$74,421	$44,453,357	$112,000	$66,900,427	$107,752	$64,362,798
December 31, 2025	672,500	$74,421	$50,047,916	$126,296	$84,934,064	$87,515	$58,854,028
March 31, 2026	762,099	$60,001	$45,726,702	$97,964	$74,657,977	$67,773	$51,649,675
June 30, 2026	846,000	$58,000	$49,068,002	$76,306	$64,554,692	$58,714	$49,672,080
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

The amounts reported as “Market Value” in the above table represent a mathematical calculation consisting of the price for one bitcoin reported on the Coinbase exchange (our principal market for bitcoin) in each scenario defined above multiplied by the number of bitcoins held by us at the end of the applicable period. Bitcoin and bitcoin markets may be subject to manipulation and the spot price of bitcoin may be subject to fraud and manipulation. Accordingly, the Market Value amounts reported above may not accurately represent fair market value at any given point, and the actual fair market value of our bitcoin may be different from such amounts and such deviation may be material. Moreover, (i) the bitcoin market historically has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network and (ii) we may not be able to sell our bitcoins at the Market Value amounts indicated above, at the market price as reported on the Coinbase exchange (our principal market for bitcoin) on the date of sale, or at all. The Market Value amount based on the market price of one bitcoin at the end of the applicable period is determined on the same basis as the fair value of our bitcoin recognized in our unaudited consolidated financial statements. See Note 3, Digital Assets, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of July 24, 2026, we held approximately 843,775 bitcoins, which had an aggregate market value of $54.14 billion, based on the market price of $64,164 of one bitcoin as reported on the Coinbase exchange at 4:00 p.m. Eastern Time on July 24, 2026.
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
As of July 24, 2026, our bitcoin is held with the following custodians:

Custodian	Number of Bitcoin Custodied (1)	Bitcoin Custodied (%)
Coinbase Custody Trust Company, LLC	350,471	41.5%
Anchorage Digital Bank N.A.	325,689	38.6%
Fidelity Digital Assets, NA (f/k/a Fidelity Digital Asset Services, LLC)	167,615	19.9%
Total	843,775	100.0%
(1) Amounts shown are rounded to the nearest bitcoin
To our knowledge, none of our third-party custodians have appointed sub-custodians to hold any of our bitcoin, and none of our custodians are related parties of the Company.
Capital Markets Activity
Equity Offerings
Consistent with our Digital Credit Capital Framework, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire bitcoin, pay for dividends on our Preferred Stock and interest expense on our Convertible Notes and fund our USD Reserve. We fund our purchases of bitcoin primarily from proceeds of our offerings of our class A common stock and Preferred Stock instruments. We have also previously used proceeds from offerings of convertible notes and senior secured notes, and a loan secured by bitcoin, to purchase bitcoin, and we may incur additional indebtedness in the future, including for the purpose of purchasing bitcoin.
The following table sets forth total shares sold and total net proceeds received from shares sold under our initial public and ATMs for the periods indicated. For the three and six months ended June 30, 2026, the amounts presented reflect only shares sold under our ATMs. For the three and six months ended June 30, 2025, the amounts include shares sold under both our initial public offerings and ATMs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares sold:
STRF Stock	—	1,566,750	—	10,066,750
STRC Stock	54,648,192	—	75,307,642	—
STRK Stock	—	4,551,460	38,796	12,201,367
STRD Stock	—	11,764,700	—	11,764,700
Class A common stock	24,986,776	14,225,620	58,455,506	26,850,215

Net proceeds received from shares sold (in thousands): (1)
STRF Stock	$—	$163,168	$—	$874,041
STRC Stock	5,455,658	—	7,518,335	—
STRK Stock	—	446,770	2,968	1,040,394
STRD Stock	—	979,486	—	979,486
Class A common stock	2,943,342	5,248,692	8,235,553	9,647,897
Total	$8,399,000	$6,838,116	$15,756,856	$12,541,818
Issuance cost adjustments related to STRF, STRK and STRD Stock ATMs (in thousands):	259	—	(45)	—
(1)Includes shares sold and net proceeds received from shares sold under our initial public offerings of our Preferred Stock and ATMs of our class A common stock and certain series of our Preferred Stock for the periods indicated. See Note 10, Redeemable Preferred Stock, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information on the initial public offerings of our Preferred Stock.
The following table sets forth total shares sold and total net proceeds (net of sales commissions and expenses) received from shares sold under our ATMs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares sold pursuant to at-the-market offerings:
STRF Stock ATMs	—	1,566,750	—	1,566,750
STRC Stock ATMs	54,648,192	—	75,307,642	—
STRK Stock ATMs	—	4,551,460	38,796	4,901,367
STRD Stock ATMs	—	—	—	—
Class A common stock ATMs	24,986,776	14,225,620	58,455,506	26,850,215

Net proceeds received from shares sold pursuant to at-the-market offerings (in thousands):
STRF Stock ATMs	$—	$163,034	$—	$163,034
STRC Stock ATMs	5,455,658	—	7,518,335	—
STRK Stock ATMs	—	446,792	2,968	477,190
STRD Stock ATMs	—	—	—	—
Class A common stock ATMs	2,943,342	5,248,692	8,235,553	9,647,897
Total	$8,399,000	$5,858,518	$15,756,856	$10,288,121
Issuance cost adjustments related to STRF, STRK and STRD Stock ATMs (in thousands):	$259	$—	$(45)	$—

As of June 30, 2026, we had the following capacities available for issuance and sale under our ATM:

(in millions)	Available for Issuance and Sale (1)
STRF Stock	$1,619.3
STRC Stock	$17,510.8
STRK Stock	$2,100.0
STRD Stock	$4,014.8
Class A Common Stock	$24,257.5
(1) On March 23, 2026, we announced a new $21.0 billion offering of MSTR Stock (the “MSTR Increase”). The MSTR Stock amount available for issuance reflects the aggregate remaining capacity of both the current offering as of June 30, 2026 and the MSTR Increase. Sales under the MSTR Increase may begin once capacity under the existing offering is substantially depleted.
From July 1, 2026 to July 24, 2026, we sold 13.0 million additional shares of class A common stock under our ATM for total net proceeds (net of sales commissions and expenses) of approximately $1.27 billion. These amounts include sales made during this period that were pending settlement as of July 24, 2026. From July 1, 2026 to July 24, 2026, we repurchased 288,930 shares of STRC Stock under our share repurchase program, for an aggregate purchase price of $25.0 million.
See Note 10, Redeemable Preferred Stock and Note 12, At-the-Market Offerings, to the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, for additional information.
Debt Offerings and Repurchases
During the three and six months ended June 30, 2026, we did not complete any new debt offerings. During the first quarter of 2025, we received net proceeds of approximately $1.98 billion from the issuance of our 2030B Convertible Notes. We used the net proceeds from this offering for general corporate purposes, including the acquisition of bitcoin and for working capital. In addition, in June 2025, we entered into a loan agreement that provides for aggregate borrowings of up to $31.1 million, available in multiple tranches, and bearing interest, with respect to each tranche, at a variable rate equal to the one-year Secured Overnight Financing Rate plus 4.24%.
During the three months ended June 30, 2026, we repurchased $1.50 billion aggregate principal amount of our 0% Convertible Senior Notes due 2029 in privately negotiated transactions, for an aggregate cash repurchase price of $1.38 billion. The repurchased notes were canceled.
For additional information on our Convertible Notes, see Note 6, Long-term Debt, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Bitcoin KPIs
The Company seeks to acquire bitcoin in a manner it believes to be accretive to common stockholders. To assess achievement of this strategy, the Company monitors and reviews the following Key Performance Indicators (“KPIs”):
•Bitcoin Per Share (in Sats) ("BPS (in Sats)") represents the ratio between the Company’s gross bitcoin holdings and its Assumed Diluted Shares Outstanding, expressed in terms of “Satoshis” or “Sats”, where:
◦“Assumed Diluted Shares Outstanding” refers to the aggregate of the Company’s Basic Shares Outstanding as of the dates presented plus all additional shares that would result from the assumed conversion of all outstanding convertible notes and convertible preferred stock, exercise of all outstanding stock option awards, and settlement of all outstanding restricted stock units and performance stock units as of such dates. Assumed Diluted Shares Outstanding is not calculated using the treasury method, incorporates approximate forfeitures of awards in the current period which may be subject to future adjustment and does not take into account any vesting conditions (in the case of equity awards), the exercise price of any stock option awards or any contractual conditions limiting convertibility of convertible debt instruments.
◦“Basic Shares Outstanding” reflects the actual class A common stock and class B common stock outstanding as of the dates presented. For purposes of this calculation, outstanding shares of such stock are deemed to include shares, if any, that (A) were sold under at-the-market equity offering programs, or (B) were issued pursuant to (i) options that had been exercised, (ii) restricted stock units that have vested or (iii) conversion requests received with respect to convertible securities, but which in each case were pending issuance as of the dates presented.

◦A “Satoshi” or a “Sat” is one one-hundred-millionth of one bitcoin, currently the smallest indivisible unit of a bitcoin.
•BTC Yield represents the percentage change in BPS (in Sats) from the beginning of a period to the end of a period.
•BTC Gain represents the gross number of bitcoins held by the Company at the beginning of a period multiplied by the BTC Yield for such period.
•BTC $ Gain represents the dollar value of the BTC Gain calculated by multiplying the BTC Gain by the market price of bitcoin as reported on the Coinbase exchange as of the applicable measurement time.
The Company uses BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain as KPIs to help assess the performance of its strategy of acquiring bitcoin in a manner it believes to be accretive to shareholders. The Company also believes these KPIs can supplement investors’ understanding of how the Company chooses to fund bitcoin purchases and the value created in a period:
•BPS (in Sats) measures the ratio of the Company’s gross bitcoin holdings to Assumed Diluted Shares Outstanding, which provides management and investors a baseline with which to assess the Company’s achievement of its strategy of acquiring bitcoin in an accretive manner over a given period. When evaluating a capital raise transaction, the Company reviews this metric and considers the impact such transaction will have on this ratio on a pro forma basis. This metric forms the baseline for the Company’s BTC Yield, BTC Gain and BTC $ Gain KPIs, which present changes in BPS (in Sats) from the beginning of a period to the end of the period in different formats.
•BTC Yield measures the percentage change in BPS (in Sats) from the beginning of a period to the end of a period, which helps management and investors assess how the Company’s achievement of its strategy of acquiring bitcoin in an accretive manner varies across periods. The Company uses BTC Yield to evaluate whether its capital markets activity and bitcoin acquisition strategy has resulted in gross per-share accretion (or dilution) on an Assumed Diluted Shares Outstanding basis over an applicable period, and to compare the impact of its strategy across periods. While issuances of STRF Stock, STRC Stock, STRE Stock and STRD Stock do not increase our Assumed Diluted Shares Outstanding, these securities, as well as STRK Stock and our Outstanding Convertible Notes, rank senior to our class A common stock, and would entitle their holders to claims on our assets (including bitcoin) senior to those of holders of our common stock if we were to liquidate; as a result, additional bitcoin acquired using the proceeds from the sale of such instruments may not accrete to common shareholders.
•BTC Gain hypothetically expresses the percentage change reflected in the BTC Yield metric as if it reflected an increase in the amount of bitcoin held at the end of the applicable period as compared to the beginning of such period, which provides management and investors with visibility into the absolute change in the Company’s bitcoin holdings resulting from the Company’s BTC Yield. The Company uses BTC Gain to measure the accretive or dilutive impact of the change in BPS (in Sats) over an applicable period in absolute terms relative to the Company’s bitcoin holdings. This metric can be particularly helpful when comparing the execution of the Company’s capital markets strategy across periods, as BTC Yield may be lower when the Company’s bitcoin asset base is larger, but result in the same BTC Gain. For example, a 10% BTC Yield with a starting amount of 100,000 bitcoin will result in 10,000 BTC Gain, which is the same BTC Gain that would result from 5% BTC Yield with a starting amount of 200,000 bitcoin.
•BTC $ Gain further expresses the percentage change reflected in the BTC Yield metric as an illustrative dollar value by multiplying that bitcoin-denominated change by the market price of bitcoin at the end of the applicable period as described above. The Company refers to this metric for illustrative purposes to consider the magnitude of the Company’s BTC Gain for an applicable period with reference to the market price of bitcoin as of the end of an applicable period.
When the Company presents these KPIs for any period (a “measurement period”) that is a subdivision of a longer specified period (the “reference period”), (i) BTC Yield is calculated as the BTC Yield for the period from the beginning of the reference period to the end of the measurement period, less the BTC Yield for the period from the beginning of the reference period to the beginning of the measurement period, (ii) BTC Gain is calculated using the BTC Yield for the measurement period and the Company’s bitcoin holdings at the beginning of the reference period rather than at the beginning of the measurement period, and (iii) BTC $ Gain is calculated by multiplying such revised BTC Gain by the market price of bitcoin at the end of the measurement period. When the Company presents these metrics for an interim period within a fiscal year (e.g., a monthly, quarterly, or quarter-to-date period), then the reference period is that fiscal year, unless stated otherwise.

For example, if BPS (in Sats) is 100 at the beginning of a fiscal year (the reference period), 110 at the end of the first quarter and 125 at the end of the second quarter, the BTC Yield for the second quarter (the applicable measurement period) is calculated as (125/100 − 1) less (110/100 − 1), or 15%—reflecting the 15-point BPS (in Sats) increase from 110 to 125 expressed against the reference period starting BPS (in Sats) of 100. The sum of the first quarter BTC Yield (10%) and the second quarter BTC Yield (15%) equals the year-to-date BTC Yield of 25% (125/100 − 1). See "Important Information about KPIs" for additional information.
The following table presents our bitcoin holdings, our Assumed Diluted Shares Outstanding, our BPS (in Sats), and the price of bitcoin, each as of June 30, 2026 and 2025, as well as the changes in each between the periods shown:

	As of June 30, 2026	Change	As of March 31, 2026	As of June 30, 2025	Change	As of March 31, 2025
Number of Bitcoin Held	846,000	83,901	762,099	597,325	69,140	528,185
Assumed Diluted Shares Outstanding (in thousands)	401,283	22,449	378,834	314,216	14,564	299,652
BPS (in Sats)	210,824	9,654	201,170	190,100	13,834	176,266
Bitcoin Price ($)	$58,714	$(9,059)	$67,773	$107,752	$25,307	$82,445

	As of June 30, 2026	Change	As of December 31, 2025	As of June 30, 2025	Change	As of December 31, 2024
Number of Bitcoin Held	846,000	173,500	672,500	597,325	149,855	447,470
Assumed Diluted Shares Outstanding (in thousands)	401,283	56,386	344,897	314,216	32,481	281,735
BPS (in Sats)	210,824	15,838	194,986	190,100	31,274	158,826
Bitcoin Price ($)	$58,714	$(28,801)	$87,515	$107,752	$14,362	$93,390
The following tables present our BTC Yield, BTC Gain, and BTC $ Gain for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
BTC Yield	5.0%	8.7%	(3.7)%	(1)	8.1%	19.7%	(11.6)%	(1)
BTC Gain	37,733	46,008	(18.0)%		54,625	88,109	(38.0)%
BTC $ Gain (in millions, except percentages)	$2,215	$4,957	(55.3)%		$3,207	$9,494	(66.2)%
(1) Represents the absolute change between the periods presented.
•BTC Yield: We achieved BTC Yield of 5.0% and 8.1% for the three and six months ended June 30, 2026, respectively, as compared to 8.7% and 19.7% during the same periods in the prior year. These decreases were primarily due to (i) a substantially larger bitcoin balance as of March 31, 2026 and December 31, 2025 compared to the corresponding prior-year dates, which increased the numerator in the BPS (in Sats) calculation and made higher BTC Yield percentages more difficult to achieve, (ii) our class A common stock trading at a lower premium relative to the value of our underlying bitcoin holdings during the three and six months ended June 30, 2026 as compared to same periods from prior year, which reduced the BTC Yield attributable to class A common stock issuances used to purchase bitcoin, (iii) an increase in sales of our class A common stock for purposes other than purchasing bitcoin in the current periods, including for funding the USD Reserve and paying for dividends on our Preferred Stock and interest expense on our Convertible Notes, and (iv) sales of 1,395 bitcoins during the three months ended June 30, 2026. These factors were partially offset by increased sales of Preferred Stock during the three and sixth months ended June 30, 2026, which netted proceeds of $5.46 billion and $7.52 billion, respectively, which we used to purchase 72,408 and 100,438 bitcoins, respectively, during these periods, as compared to sales of Preferred Stock during the three and six months ended June 30, 2025, which netted proceeds of $1.61 billion and $2.95 billion, respectively, and corresponding purchases of 15,212 and 29,661 bitcoin, respectively.
◦Three months ended June 30:
▪Bitcoin Activity: During the three months ended June 30, 2026, we acquired 85,296 bitcoin and sold approximately 1,395 bitcoin, increasing our holdings on a net basis to approximately 846,000 bitcoin, as compared to 69,140 bitcoin acquired and none sold during the three months ended June 30, 2025. These purchases during the three months ended June 30, 2026 were funded primarily with net proceeds from issuances of STRC Stock and class A common stock. The purchases during the three months ended June 30, 2025 were funded primarily with net proceeds from issuances of class A common stock, STRK Stock and STRF Stock.
▪Assumed Diluted Shares Outstanding: During the three months ended June 30, 2026, we issued approximately 24.7 million shares of class A common stock under our ATM for aggregate net proceeds of approximately $2.94 billion, and our repurchase of $1.50 billion aggregate principal amount of our 2029 Convertible Notes led to a decrease in the number of Assumed Diluted Shares Outstanding by approximately 2.2 million, which, collectively, increased our Assumed Diluted Shares Outstanding by approximately 22.4 million shares, to approximately 401.3 million as of June 30, 2026. Issuances of STRC Stock during this period did not increase our Assumed Diluted Shares Outstanding because shares of STRC Stock are not convertible into shares of class A common Stock. Of those net proceeds from the sale of our class A common stock, approximately $1.65 billion was used to fund the USD Reserve, approximately $317.0 million was used to pay dividends on our Preferred Stock, and approximately $9.0 million was used to pay interest on our Convertible Notes, with the remaining net proceeds used primarily to acquire bitcoin. Because a portion of the proceeds from sales of class A common stock under our ATM was used to pay dividends and interest rather than acquire bitcoin, those sales increased Assumed Diluted Shares Outstanding (the denominator of BPS (in Sats)) without a corresponding increase in our bitcoin holdings. As a result, the issuances reduced, or offset increases in, BTC Yield for the period. By comparison, during the three months ended June 30, 2025, we issued approximately 14.2 million shares of class A common stock and 4.6 million shares of STRK Stock (which is convertible to common stock on a 1 for 10 basis) under our ATM for aggregate net proceeds of approximately $5.7 billion, increasing our Assumed Diluted Shares Outstanding by approximately 14.6 million shares, to approximately 314.2 million as of June 30, 2025. Of the net proceeds from those class A common stock issuances and STRK issuances, approximately $49.1 million was used to pay dividends on our Preferred Stock and $9.0 million was used to pay interest on our Convertible Notes, with the remaining net proceeds used primarily to acquire bitcoin.
◦Six months ended June 30:
▪Bitcoin Activity: During the six months ended June 30, 2026, we acquired 174,895 bitcoin and sold approximately 1,395 bitcoin, increasing our holdings on a net basis to approximately 846,000 bitcoin, as compared to 149,855 bitcoin acquired and none sold during the six months ended June 30, 2025. These purchases during the six months ended June 30, 2026 were funded primarily with net proceeds from issuances of STRC Stock and class A common stock and STRK Stock. The purchases during the six months ended June 30, 2025 were funded primarily with net proceeds from issuances of class A common stock, STRK Stock and STRF Stock.
▪Assumed Diluted Shares Outstanding: During the six months ended June 30, 2026, we issued approximately 58.5 million shares of class A common stock under our ATM for aggregate net proceeds of approximately $8.24 billion, and our repurchase of $1.50 billion aggregate principal amount of our 2029 Convertible Notes led to a decrease in the number of Assumed Diluted Shares Outstanding by approximately 2.2 million, which, collectively, increased our Assumed Diluted Shares Outstanding by approximately 56.4 million shares, to approximately 401.3 million as of June 30, 2026. Issuances of STRC Stock during this period did not increase our Assumed Diluted Shares Outstanding because shares of STRC Stock are not convertible into shares of class A common Stock. Of those net proceeds from the sale of our class A common stock, approximately $1.52 billion was used to fund the USD Reserve, approximately $546.0 million was used to pay dividends on our Preferred Stock, and approximately $17.3 million was used to pay interest on our Convertible Notes, with the remaining net proceeds used primarily to acquire bitcoin. Because a portion of the proceeds from sales of class A common stock under our ATM was used to pay dividends and interest rather than acquire bitcoin, those sales increased Assumed Diluted Shares Outstanding (the denominator of BPS (in Sats)) without a corresponding increase in our bitcoin holdings. As a result, the issuances reduced, or offset increases in, BTC Yield for the period. By comparison, during the six months ended June 30, 2025, we issued approximately 26.9 million shares of class A common stock and 12.2 million shares of STRK Stock (which is convertible to common stock on a 1 for 10 basis) under our ATM for aggregate net proceeds of approximately $10.69 billion, and issued the 2030B

Convertible Notes for aggregate net proceeds of approximately $1.98 billion, collectively increasing our Assumed Diluted Shares Outstanding by approximately 32.5 million shares, to approximately 314.2 million as of June 30, 2025. Of the net proceeds from those class A common stock issuances and STRK issuances, approximately $58.1 million was used to pay dividends on our Preferred Stock and $17.2 million was used to pay interest on our Convertible Notes, with the remaining net proceeds used primarily to acquire bitcoin.
•BTC Gain: We achieved BTC Gain of 37,733 and 54,625 for the three and six months ended June 30, 2026, respectively, as compared to 46,008 and 88,109 during the same periods in the prior year, as applicable, primarily due to a decrease in our BTC Yield for the three and six months ended June 30, 2026, as compared to the same periods in the prior year, as set forth above, partially offset by an increase in our bitcoin holdings as of the beginning of 2026 compared to the beginning of 2025 (as of December 31, 2025 and 2024, we held 672,500 and 447,470 bitcoin, respectively).
•BTC $ Gain: We achieved BTC $ Gain of approximately $2.22 billion and $3.21 billion for the three and six months ended June 30, 2026, respectively, as compared to approximately $4.96 billion and $9.49 billion during the same periods in the prior year, primarily due to a decrease in bitcoin price to $58,714 as of June 30, 2026 from $107,752 as of June 30, 2025, as well as a decrease in BTC Gain compared to the same periods in the prior year, as set forth above.
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
Factors Impacting Results
We believe the following key factors have previously had, and may continue to have, material impacts to our financial results and liquidity, and our ability to achieve our business objectives:
•Bitcoin:
◦Financial results. Bitcoin is a highly volatile asset that has traded below $60,000 per bitcoin and above $120,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding June 30, 2026. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair market value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. Due to the volatility of bitcoin, and our substantial holdings of bitcoin, changes in the fair market value of bitcoin have materially impacted, and we expect will continue to materially impact, our results.
◦Bitcoin risks. Bitcoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty.
▪No cash flows: Holding bitcoin does not generate any cash flows and involves custodial fees and other costs.
▪Volatility: The price of bitcoin has historically experienced significant price volatility, and a significant decrease in the price of bitcoin would adversely affect our financial condition and results of operations.
▪Counterparty, cybersecurity and custody risks: Our strategy of acquiring and holding bitcoin exposes us to counterparty risks with respect to the custody of our bitcoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, we are subject to the risk that, if our private keys with respect to our digital assets are lost or destroyed or other similar circumstances or events occur, we may lose some or all of our digital assets, which could materially adversely affect our financial condition and results of operations.
▪Legal and regulatory uncertainty: Due to the continuing evolution of the legal and regulatory framework governing bitcoin and those who own, hold, or transact in bitcoin, we face the risk that legislative and regulatory bodies in the U.S. and other jurisdictions may adopt new legislation, regulations, or guidance affecting bitcoin, digital assets, and market participants. Any such developments could have a material impact on bitcoin (including its price, liquidity, and utility), the digital asset markets generally, and us.

•Capital management:
◦Source of capital. We rely substantially on the availability of equity and debt capital markets to fund our preferred stock dividend payments, interest expense, and other financial obligations as well as to maintain the USD Reserve at current levels. We may also sell bitcoin pursuant to our board-authorized bitcoin monetization program to satisfy these obligations. As such, we are subject to risks relating to the availability of capital to us on favorable terms or at all, as well as our ability to sell bitcoin at attractive prices.
◦Preferred stock dividend payments. Our outstanding Preferred Stock creates recurring and potentially variable cash obligations that can reduce funds available for operations, product investment, and debt service. In addition, any deferred dividends on certain of our Preferred Stock would accrue and compound, including at increasing rates in the case of STRF Stock, which could increase future cash outlays, while STRC Stock’s board-set variable rate can change monthly, introducing additional uncertainty to our expected dividend payments.
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
•Tax:
◦Deferred taxes. Since adopting ASU 2023-08, we are no longer required to account for our bitcoin under a cost-less-impairment accounting model and no longer record deferred tax assets related to bitcoin impairment losses. Instead, we establish a deferred tax liability if the fair market value of bitcoin at the reporting date exceeds the average cost basis of our bitcoin holdings at such reporting date, and subsequent increases or decreases in the fair market value of bitcoin increase or decrease the deferred tax liability. If the fair market value of our bitcoin as of the end of any reporting period is below its average cost basis as of the end of the prior period, the deferred tax liability with respect to unrealized gains, if any, would be reversed, a deferred tax asset for the unrealized loss would be recorded, and we would be required to establish a valuation allowance against our U.S. federal and state deferred tax assets. As of June 30, 2026, the market value of bitcoin had declined to the point where the cost basis of our bitcoin holdings exceeded their fair market value. During the six months ended June 30, 2026, the deferred tax liability recognized as of December 31, 2025 was reversed, a deferred tax asset related to unrealized losses on bitcoin holdings was recorded, and a full valuation allowance on all of our domestic net deferred tax assets was established. As of June 30, 2026, the market value of bitcoin has remained below our cost basis, and we remain in a net deferred tax asset position; however, due to the full valuation allowance on all our domestic net deferred tax assets, no net deferred tax benefit is reflected in our financial statements. See Note 8, Income Taxes, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information.
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
▪OBBBA: On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., introducing several changes to corporate taxation. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense, accelerated fixed asset depreciation, and adjustments to the international tax framework. The legislation did not have a material impact to our income tax expense or effective tax rate for the three or six months ended June 30, 2026.
•Software:
◦On-premise to cloud subscription. During the three and six months ended June 30, 2026, we continued to migrate existing customers from on-premise perpetual licenses to cloud-based subscription offerings. This transition has resulted, and is expected to continue to result, in changes to payment patterns and revenue recognition, with a shift from upfront recognition to ratable recognition over the contract term, which has affected and may continue to affect our reported revenue, operating results, and cash flows. For the three and six months ended June 30, 2026, we experienced growth in cloud subscription services revenue of $22.0 million and $43.8 million, respectively, partially offset by declines in product license revenue and related product support revenue of $15.3 million and $25.5 million in the aggregate, respectively. We expect product license revenue and related product support revenue to continue to decline in future periods, as we no longer actively market new perpetual licenses or associated product support offerings.
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
Results of Operations
We began presenting Software and Bitcoin as two reportable operating segments in the second quarter of 2026 and the discussion below addresses both our consolidated results and, where useful to explain material drivers, segment-level results. See Note 13, Segment Information, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Consolidated Overview
The following table sets forth our revenue and net income (loss) by reportable segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Revenue
Software	$122,368	$114,488	$7,880	$246,668	$225,554	$21,114
Bitcoin	—	—	—	—	—	—
Total revenues	$122,368	$114,488	$7,880	$246,668	$225,554	$21,114

Net (loss) income
Software	$3,709	$30,439	$(26,730)	$(485,714)	$48,567	$(534,281)
Bitcoin	(8,223,337)	9,990,407	(18,213,744)	(20,276,584)	5,754,909	(26,031,493)
Total net (loss) income	$(8,219,628)	$10,020,846	$(18,240,474)	$(20,762,298)	$5,803,476	$(26,565,774)
Total revenues were $122.4 million and $246.7 million for the three and six months ended June 30, 2026, respectively, compared to $114.5 million and $225.6 million for the same periods in the prior year. All of our revenues in each period presented were generated by our Software segment. For a discussion of the drivers of the changes in our revenues, see "Software Segment" below.
We recognized a net loss of $8.22 billion and $20.76 billion for the three and six months ended June 30, 2026, respectively, compared to net income of $10.02 billion and $5.80 billion for the same periods in the prior year. The unfavorable change was primarily attributable to unrealized losses on digital assets resulting from the volatility and decline in the market price of bitcoin during the 2026 periods, compared to unrealized gains on digital assets recognized during the comparable periods in the prior year.
Bitcoin Segment
The following table sets forth the results of operations of our Bitcoin segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Total revenues	$—	$—	$—	$—	$—	$—
Significant expenses
Controllable
Sales and marketing	(136)	(1,696)	1,560	(962)	(1,696)	734
General and administrative	(11,641)	(4,424)	(7,217)	(20,509)	(12,128)	(8,381)
Total controllable expenses	(11,777)	(6,120)	(5,657)	(21,471)	(13,824)	(7,647)
Non-Controllable
Unrealized (loss) gain on digital assets	(8,315,365)	14,047,514	(22,362,879)	(22,770,844)	8,141,509	(30,912,353)
Digital asset custody fees	(4,242)	(4,881)	639	(8,149)	(9,003)	854
Share-based compensation expense	(4,668)	(3,199)	(1,469)	(8,559)	(6,356)	(2,203)
Payroll taxes on equity award exercises and vestings	(298)	(65)	(233)	(500)	(96)	(404)
Total non-controllable expenses	(8,324,573)	14,039,369	(22,363,942)	(22,788,052)	8,126,054	(30,914,106)
Total significant expenses	(8,336,350)	14,033,249	(22,369,599)	(22,809,523)	8,112,230	(30,921,753)
Other segment items	428	—	428	982	—	982
Interest income (expense), net	(1,331)	(17,973)	16,642	401	(35,177)	35,578
Gain on debt extinguishment	113,916	—	113,916	113,916	—	113,916
Income tax benefit (expense)	—	(4,024,869)	4,024,869	2,417,640	(2,322,144)	4,739,784
Net (loss) income	$(8,223,337)	$9,990,407	$(18,213,744)	$(20,276,584)	$5,754,909	$(26,031,493)
Our Bitcoin segment had net loss of $8.22 billion and $20.28 billion for the three and six months ended June 30, 2026, respectively. Segment net loss increased by $18.21 billion and $26.03 billion for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to unrealized losses on digital assets resulting from the volatility and decrease in the market price of bitcoin during the period, as compared to unrealized gains on digital assets recognized in the prior year.
We recognized an unrealized loss on digital assets of approximately $8.32 billion and $22.77 billion for the three and six months ended June 30, 2026, respectively. We recognized an unrealized gain on digital assets of approximately $14.05 billion and $8.14 billion for the three and six months ended June 30, 2025, respectively. Due to the volatility of bitcoin, and our substantial holdings of bitcoin, we expect changes in the fair market value of bitcoin to materially impact our results in future periods.
Software Segment
The following table sets forth the results of operations of our Software segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Revenues:
Product licenses	$3,667	$7,177	$(3,510)	$9,168	$14,447	$(5,279)
Subscription services	62,858	40,824	22,034	121,737	77,927	43,810
Product support	40,245	52,081	(11,836)	84,435	104,610	(20,175)
Other services	15,598	14,406	1,192	31,328	28,570	2,758
Total revenues	122,368	114,488	7,880	246,668	225,554	21,114
Significant expenses
Controllable
Sales and marketing	(29,265)	(26,236)	(3,029)	(60,563)	(49,884)	(10,679)
Maintenance	(5,429)	(6,970)	1,541	(11,570)	(13,734)	2,164
Consulting	(11,876)	(12,096)	220	(23,158)	(23,710)	552
Cloud	(23,071)	(16,043)	(7,028)	(45,622)	(30,601)	(15,021)
Technology	(21,245)	(21,597)	352	(44,304)	(46,299)	1,995
General and administrative	(14,185)	(16,406)	2,221	(29,998)	(35,072)	5,074
Total controllable expenses	(105,071)	(99,348)	(5,723)	(215,215)	(199,300)	(15,915)
Non-Controllable
Share-based compensation expense	(9,600)	(12,543)	2,943	(18,882)	(21,205)	2,323
Payroll taxes on equity award exercises and vestings	(1,097)	(2,620)	1,523	(1,557)	(4,661)	3,104
Total non-controllable expenses	(10,697)	(15,163)	4,466	(20,439)	(25,866)	5,427
Total significant expenses	(115,768)	(114,511)	(1,257)	(235,654)	(225,166)	(10,488)
Other segment items	(1,414)	(9,507)	8,093	(512)	(14,247)	13,735
Interest income (expense), net	81	76	5	173	174	(1)
Income tax benefit (expense)	(1,558)	39,893	(41,451)	(496,389)	62,252	(558,641)
Net income (loss)	$3,709	$30,439	$(26,730)	$(485,714)	$48,567	$(534,281)
Our Software segment had net income of $3.7 million and net loss of $485.7 million for the three and six months ended June 30, 2026 respectively, representing a decrease of $26.7 million and $534.3 million as compared to the same periods in the prior year. The following discussion presents the components of our Software segment results of operations.
Revenues
Total Software segment revenues were $122.4 million and $246.7 million for the three and six months ended June 30, 2026, respectively, an increase of $7.9 million and $21.1 million as compared to the same periods in the prior year. The increases were primarily driven by growth in subscription services revenues, partially offset by declines in product support revenues, in each case reflecting the continued migration of our on-premises customers to our Cloud subscription services offerings. Changes in product licenses revenues and other services revenues were not significant in either period. See the following discussion of the drivers of the changes in subscription services and product support revenues.
•Subscription services revenues. Subscription services revenues are derived from our Cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased by $22.0 million and $43.8 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers.
•Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased by $11.8 million and $20.2 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to existing customers converting from on-premises product licenses with support contracts to our Cloud subscription services offerings and non-renewals of existing support contracts.
Expenses
Total significant expenses were $115.8 million and $235.7 million for the three and six months ended June 30, 2026, respectively, an increase of $1.3 million and $10.5 million as compared to the same periods in the prior year. Controllable expenses increased by $5.7 million and $15.9 million, primarily driven by higher sales and marketing, and cloud and maintenance expenses, while non-controllable expenses decreased by $4.5 million and $5.4 million. See the following discussion of the drivers of the changes in sales and marketing and cloud and maintenance expenses.
•Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, and costs related to office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. Sales and marketing expenses increased by $3.0 million and $10.7 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily reflecting higher commission expense in connection with increased sales activity, as well as higher personnel and recruiting costs and higher spending on promotional events.
•Cloud and Maintenance expenses. Cloud and Maintenance expenses consist primarily of personnel and related overhead costs associated with providing product support and cloud subscription services, as well as cloud hosting infrastructure costs. Cloud and Maintenance expenses increased by $5.5 million and $12.9 million for the three and six months ended June 30, 2026, respectively, primarily driven by increased cloud infrastructure costs.
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
Total deferred revenue and advance payments. Total deferred revenue and advance payments decreased by $51.5 million as of June 30, 2026, compared to December 31, 2025, primarily due to a decrease in deferred subscriptions services revenue and product support revenue due to the timing of renewals and increased conversions from on-premises to subscription services contracts. Total deferred revenue and advance payments increased $7.7 million as of June 30, 2026 compared to June 30, 2025, primarily due to (i) an increase in deferred revenue from new subscription services contracts, partially offset by (ii) a decrease in deferred product support revenue from existing customers migrating from on-premises to subscription services contracts.
Current deferred revenue and advance payments decreased by $49.2 million and increased by $8.6 million as of June 30, 2026, compared to December 31, 2025, and June 30, 2025, respectively. Non-current deferred revenue and advance payments decreased by $2.2 million and decreased by $0.9 million as of June 30, 2026, compared to December 31, 2025 and June 30, 2025, respectively.
Remaining performance obligation. Our remaining performance obligation represents contracted future revenue, including deferred revenue, advance payments, and non-cancellable billable amounts that will be invoiced and recognized in future periods. As of June 30, 2026, our remaining performance obligation was $546.9 million of which approximately $320.1 million is expected to be recognized as revenue over the next 12 months. The timing of revenue recognition may vary depending on our satisfaction of related performance obligations, and the amount of deferred revenue, advance payments, and remaining performance obligations at any date may not be indicative of future revenues.
Consolidated Items
The following items are discussed on a consolidated basis.

Interest Income (Expense) Impacts
Interest income (expense), net, primarily relates to the contractual interest expense and amortization of issuance costs related to our long-term debt arrangements, as offset by interest income earned on interest-bearing cash equivalents and short-term investments. The following table sets forth interest expense, net for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest (income) expense, net:
2027 Convertible Notes	$—	$—	$—	$401
2028 Convertible Notes	2,636	2,625	5,269	5,247
2029 Convertible Notes	1,409	1,819	3,231	3,637
2030A Convertible Notes	2,245	2,233	4,486	4,463
2030B Convertible Notes	1,253	1,249	2,504	1,762
2031 Convertible Notes	1,941	1,934	3,881	3,866
2032 Convertible Notes	5,190	5,171	10,375	10,339
Other interest (income) expense, net	(13,424)	2,866	(30,320)	5,288
Total interest (income) expense, net	$1,250	$17,897	$(574)	$35,003
Other Income (Expense), Net
For the three and six months ended June 30, 2026, other income, net, of $0.2 million and $3.3 million was comprised primarily of foreign currency transaction net gains. For the three and six months ended June 30, 2025, other expense net, of $8.3 million and $12.2 million was comprised primarily of foreign currency transaction net losses.
Income Taxes
We recorded a benefit from income taxes of $1.92 billion on a pretax loss of $22.68 billion that resulted in an effective tax rate of 8.5% for the six months ended June 30, 2026, as compared to a provision for income taxes of $2.26 billion on a pretax income of $8.06 billion that resulted in an effective tax rate of 28.0% for the six months ended June 30, 2025. During the six months ended June 30, 2026, our benefit from income taxes primarily related to (i) the tax effect of the unrealized loss on digital assets as offset by (ii) the establishment of a full valuation allowance on domestic net deferred tax assets. During the six months ended June 30, 2025, our provision for income taxes primarily related to the tax effect of the unrealized gain on digital assets.
As of June 30, 2026, the fair market value of bitcoin has remained below our cost basis, resulting in us maintaining a full valuation allowance on all of our domestic net deferred tax assets. For the six months ended June 30, 2026 we recorded (i) a reversal of deferred tax liability of $2.42 billion on the unrealized gain on bitcoin holdings that existed as of December 31, 2025, (ii) a deferred tax asset for the unrealized loss on bitcoin holdings of $4.12 billion, and (iii) a deferred tax asset for the capital loss from the sale of bitcoin holdings of $24.4 million. These deferred tax assets were offset in full by a valuation allowance against all domestic net deferred tax assets of $4.60 billion that, in our present estimation, more likely than not will not be realized. If, in future periods, the fair market value of our bitcoin holdings increases and exceeds the cost basis of our bitcoin holdings, the deferred tax asset with respect to unrealized loss would be reversed and the valuation allowance on domestic net deferred tax assets could be released. We will continue to regularly assess the realizability of deferred tax assets.
Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings and losses, material discrete tax items, or a combination of these factors resulting from transactions or events.
See “Factors Impacting Results – Tax” for a discussion of tax factors which have had, and may continue to have, a significant impact on our results.
Employees
As of June 30, 2026, we had a total of 1,539 employees, of whom 444 were based in the United States and 1,095 were based internationally.
Liquidity and Capital Resources
We manage our liquidity and capital resources on a consolidated basis across both of our reportable segments. Our Software segment generates the recurring operating cash flows that fund our day-to-day operations, while our capital markets activities, our bitcoin holdings, and our USD Reserve are the principal sources of capital supporting our Bitcoin segment and preferred stock dividend payments and our indebtedness obligations. Accordingly, the following discussion of liquidity and capital resources is presented on a consolidated basis.
Liquidity
Sources of Liquidity
We evaluate all available sources of liquidity and determine which source or combination of sources to use based on our liquidity needs, market conditions, and our subjective assessment of the relative attractiveness of available alternatives, including our equity securities, debt securities, cash reserves, bitcoin and accounts receivable.
Our sources of liquidity include:
•Cash and cash equivalents and short-term investments: Cash and cash equivalents and short-term investments may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. As of June 30, 2026 and December 31, 2025, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $2.40 billion and $2.25 billion, respectively, and by our non-U.S. entities was $51.4 million and $50.0 million, respectively. We earn a significant amount of our revenues outside the United States. We did not repatriate any foreign earnings and profits during the three and six months ended June 30, 2026 and 2025. Integral to our cash and cash equivalents and short-term investments is our USD Reserve. See “Availability of the USD Reserve” below for additional information.
•Bitcoin: As of June 30, 2026 and December 31, 2025, we held approximately 846,000 and 672,500 bitcoins, respectively, all of which were unencumbered as of such dates. From July 1 through July 24, 2026, we sold approximately 2,225 bitcoin for aggregate gross proceeds of approximately $135.2 million, at an average sale price of $60,773 per bitcoin, net of fees and expenses. The sales were made to fund payment of dividends on preferred stock and to replenish the portion of the USD Reserve used for this purpose. As of July 24, 2026, we held approximately 843,775 bitcoins, which had an aggregate market value of $54.14 billion (based on the market price of $64,164 of one bitcoin as reported on the Coinbase exchange as of July 24, 2026, 4:00 p.m. Eastern Time). Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. See “Availability of Bitcoin for Liquidity” below.
•Accounts receivable: The primary sources of cash provided by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. As of June 30, 2026 and December 31, 2025, our accounts receivable, net of allowance for credit losses was $123.8 million and $205.7 million, respectively. See “Cash Flows” below for a discussion of our accounts receivable.
In addition to the foregoing, also available as a source of liquidity are our ATMs, under which we may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by the Company from time to time in the future. See "Capital Markets Activity" above for additional information regarding our ATM, including our activity for the three and six months ended June 30, 2026 and 2025 and the period from July 1, 2026 to July 24, 2026, as well as our ATM capacities as of June 30, 2026. We intend to use proceeds from sales of our securities under our ATM to acquire bitcoin in a manner we believe to be accretive to our class A common stockholders. We may also use proceeds from sales of our securities to fund liquidity needs, including dividends on our Preferred Stock or for other corporate purposes if we determine doing so is more favorable than utilizing our other sources of liquidity for such purposes.
Liquidity Needs
As of June 30, 2026, our short-term and long-term liquidity needs include the following:
•Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, expected dividend payments on our STRF Stock, STRC Stock, STRE Stock, and STRD Stock, expected dividend payments on our STRK Stock to the extent that we do not pay such dividends in the form of shares of our class A common stock, near-term payments due prior to and upon delivery of our new corporate aircraft, interest payments on our Outstanding Convertible Notes, various purchase agreements primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations and contractual obligations due within the next twelve months.
•Long-Term Liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our long-term debt and for expected dividend payments on our Preferred Stock. We also have long-

term cash requirements for needs related to our operating leases and various purchase agreements primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations.
For further details regarding certain of our short-term and long-term liquidity needs, see “Contractual and Other Obligations” below.
Maturities and Holder Repurchase Rights.
The Convertible Notes have scheduled maturity dates and become subject to holder put option rights as follows:

Convertible Notes	Outstanding Principal Amount as of June 30, 2026 (in thousands)	Maturity Date	Put Option Date (1)
2028 Convertible Notes	$1,010,000	September 15, 2028	September 15, 2027
2029 Convertible Notes	$1,500,000	December 1, 2029	June 1, 2028
2030A Convertible Notes	$800,000	March 15, 2030	September 15, 2028
2030B Convertible Notes	$2,000,000	March 1, 2030	March 1, 2028
2031 Convertible Notes	$603,659	March 15, 2031	September 15, 2028
2032 Convertible Notes	$800,000	June 15, 2032	June 15, 2029
(1)Holders of the Convertible Notes may require us to repurchase for cash all or a portion of the Convertible Notes at 100% of principal plus accrued and unpaid interest on the dates indicated.
Conversion of Convertible Notes. If the conditional conversion features of the Convertible Notes are triggered and holders of our Convertible Notes elect to convert their Convertible Notes, we may elect to settle the conversions of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Convertible Notes. None of our Convertible Notes were convertible at the option of holders during the three and six months ended June 30, 2026.
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
Availability of the USD Reserve for Liquidity
In December 2025, we established the USD Reserve, a cash reserve intended to support the payment of dividends on our preferred stock and interest on our outstanding indebtedness. In June 2026, our board of directors approved a formal policy governing the USD Reserve. Under that policy, the USD Reserve may be used only to support the payment of preferred stock dividends and interest expense on our outstanding indebtedness, and any other use requires board authorization. The policy also requires us to maintain a minimum USD Reserve equal to at least 12 months of our current expected annual preferred stock dividend payments and interest expense, and any reduction below that level requires board authorization.
As of June 30, 2026 and July 24, 2026, we held $2.40 billion and $3.75 billion, respectively, in cash and cash equivalents, and short-term investments in our USD Reserve. The $3.75 billion held as of July 24, 2026 includes expected cash proceeds from shares sold under our ATMs that had not yet settled as of such date. As of June 30, 2026 and July 24, 2026, our current expected annual preferred stock dividend payments and interest expense were approximately $1.76 billion, in aggregate (in the case of each of our series of Preferred Stocks, assuming declaration of dividends by our board of directors or a duly authorized committee thereof, and in the case of STRC Stock, assuming a dividend rate of 12.00% per annum), and our USD Reserve represented approximately 16 months and 26 months, respectively, of such expected payments.
We intend to maintain the board-required total preferred stock dividend and interest expense liquidity coverage for the USD Reserve through a combination of sales under our ATMs and through sales of bitcoin under the board-authorized BTC Monetization Program, as described below. To date, we have funded our USD Reserve by using the proceeds of the sale of class A common stock under our ATM and sales of bitcoin. We may in the future use other sources of liquidity, including proceeds from sales of preferred stock under our ATM or from further sales of bitcoin (including under our BTC Monetization Program described below), to fund our USD Reserve. Our ability to maintain the USD Reserve at current levels is subject to market conditions and other factors outside of our control, including our ability to obtain equity financing in a timely manner, on favorable terms, or at all, and the availability of our bitcoin as a source of liquidity. See “Risks Related to Our Business in General — A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs” in Part II, Item 1A, Risk Factors of this Quarterly Report for additional information.
The USD Reserve is maintained within our general treasury and cash management framework and, except for cash in transit, is held in a segregated account or accounts. The USD Reserve is not subject to any contractual mandate or lien requiring that it be maintained for the payment of dividends or interest, or for any other specified purpose. However, the USD Reserve is subject to the board-approved policy described above, which restricts its permitted uses and requires us to maintain a minimum balance, and requires board authorization for any use outside those permitted purposes, or any reduction below that minimum balance. Subject to that policy, we may increase, reduce, adjust, or reallocate amounts designated as part of the USD Reserve from time to time based on market conditions, liquidity needs, risk considerations, and other factors. To optimize our cash management, subject to board approval, we may also deploy assets designated as part of the USD Reserve into USD-denominated and/or USD-referenced assets, including instruments that do not constitute cash or cash equivalents or short-term investments in U.S. government securities.
Digital Credit Capital Framework
On June 29, 2026, we announced that our board of directors adopted a capital management framework, which we refer to as our “Digital Credit Capital Framework,” designed to strengthen our Preferred Stocks, enhance liquidity, preserve long-term bitcoin exposure, and support long-term value creation for our stockholders. The framework consists of five principal components: (i) a board-approved USD Reserve policy; (ii) a revised STRC dividend rate policy; (iii) a Preferred Stock repurchase program; (iv) a class A common stock repurchase program; and (v) a BTC Monetization Program. The USD Reserve policy is described above under “—Availability of the USD Reserve for Liquidity.” The remaining components are summarized below.
STRC Dividend Rate Policy
As part of the framework, we announced a revised dividend rate policy for our STRC Stock. Going forward, we intend to evaluate the STRC dividend rate monthly based on a range of factors, including STRC trading levels, market yields, credit spreads, the price and volatility of bitcoin, USD Reserve coverage, capital market conditions, and our overall capital structure. Dividend rate adjustments are one of several tools available to us to encourage STRC to trade near its targeted range of $99-$100. We may also respond to market conditions through USD Reserve management, BTC monetization, repurchases of STRC Stock, and other capital allocation actions. We will not necessarily increase the STRC dividend rate solely because STRC trades below its $100 per share stated amount, and management does not intend to recommend to our board of directors a change from the current 12.00% per annum dividend rate for STRC Stock until STRC Stock demonstrates sustained trading at or near its $100 stated amount. The trading price of STRC Stock may vary, including significantly, from its targeted range of $99-$100 per share, and we cannot assure that STRC Stock will trade in that range or at any particular price. STRC dividends and applicable dividend rate changes remain subject to declaration by our board of directors or an authorized committee and are not guaranteed. See “—Preferred Stock” below for additional information regarding STRC dividends declared for periods following June 30, 2026. Our current policy is also not to issue STRC Stock at prices below its $100 stated amount per share. The policies described above reflect our current intent only and may be changed or discontinued at any time without notice.
Preferred Stock Repurchase Program
We established a repurchase program for up to $1.0 billion aggregate purchase price of our outstanding STRC Stock, STRF Stock, STRD Stock, and STRK Stock. We currently expect STRC Stock to be the initial priority under the program if management determines that repurchases are accretive and would strengthen our capital structure. Repurchases may be made from time to time through open-market purchases, block trades, privately negotiated transactions, tender offers, exchange offers, or other legally permissible means, depending on market conditions, trading prices, liquidity, applicable legal requirements, and other factors. The authorization does not obligate us to acquire any particular amount of securities, has no fixed expiration date, and may be modified, suspended, or terminated at any time. We may use cash proceeds from sales of class A common stock and our preferred stock under our ATM or from the sale of bitcoin to fund repurchases; under our board-approved USD Reserve policy, our USD Reserve is intended to support the payment of dividends on our preferred stock and interest expense on our outstanding indebtedness and any use of these amounts would require further authorization by our board of directors. From July 1, 2026 through July 24, 2026, we repurchased 288,930 shares of STRC Stock for an aggregate purchase price of approximately $25.0 million, at an average price of approximately $86.52 per share, in open-market transactions, and as of July 24, 2026, approximately $975 million remained available under this program. We expect to fund repurchases of STRC Stock from sources other than the USD Reserve, which may include proceeds from further sales of class A common stock under our ATM and, depending on market conditions, sales of bitcoin. The timing, amount, and manner of any future repurchases of STRC Stock will depend on market conditions, the price and liquidity of STRC Stock, applicable legal requirements, available capital, and other considerations, and we are not obligated to repurchase any minimum number or dollar amount of STRC Stock.
Class A Common Stock Repurchase Program
We also established a repurchase program for up to $1.0 billion aggregate purchase price of our class A common stock. Repurchases may be made from time to time through open-market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions, or other legally permissible means, depending on market conditions, trading prices, liquidity, applicable legal requirements, and other factors. The authorization does not obligate us to acquire any particular amount of class A common stock, has no fixed expiration date, and may be modified, suspended, or terminated at any time. Repurchases of class A common stock can be funded in the same manner, and subject to the same limitations, as repurchases of our preferred stock, as described above.
BTC Monetization Program
Our board of directors authorized a BTC monetization program (the “BTC Monetization Program”) under which we may sell bitcoin from time to time for three primary purposes: (i) to generate up to $1.25 billion of proceeds to fund the USD Reserve; (ii) to fund preferred stock dividends and interest expense as they become payable, or to replenish the USD Reserve after such payments, when management determines that doing so is more advantageous than issuing class A common stock or pursuing other capital markets transactions; and (iii) to fund repurchases of Preferred Stock or class A common stock, including related taxes, fees, and transaction expenses, under the repurchase programs described above. Any bitcoin monetization outside these purposes or in excess of these authorizations would require further board authorization. The BTC Monetization Program has no fixed expiration date, may be modified, suspended, or terminated at any time, and does not obligate us to sell any bitcoin, fund any dividend payment or interest expense through sales of bitcoin, or repurchase any securities. Any bitcoin sales will be subject to market conditions, liquidity needs, tax and accounting considerations, applicable legal requirements, and management’s assessment of long-term shareholder value. Repurchases of our Preferred Stock and class A common stock, if any, under these programs may be subject to the 1% excise tax on certain net stock repurchases (that is, repurchases in excess of issuances) imposed under the IRA.
The repurchase programs and the BTC Monetization Program became effective upon their authorization and do not obligate us to repurchase any securities or to sell any bitcoin. As of July 24, 2026, we had not repurchased any shares of class A common stock under the class A common stock repurchase program, and we had not sold any bitcoin under the $1.25 billion USD Reserve-building component of the BTC Monetization Program. As of July 24, 2026, we had repurchased 288,930 shares of STRC Stock under the Preferred Stock repurchase program for an aggregate purchase price of $25.0 million.
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
Capital Markets Transactions
Initial Public Offerings of Preferred Stock
We did not complete any initial public offerings of preferred stock during the three and six months ended June 30, 2026. We completed the initial public offerings of our STRF Stock, STRK Stock, and STRD Stock during the three and six months ended June 30, 2025. See “Capital Markets Activity” for additional information about our initial public offerings of preferred stock activity for the three and six months ended June 30, 2025. The net proceeds from these offerings were used for general corporate purposes, including the acquisition of bitcoin and for working capital.
At-the-Market Offerings
See “Capital Markets Activity” for additional information about our ATM activity for the three and six months ended June 30, 2026 and 2025 and the period from July 1, 2026 to July 24, 2026, as well as our ATM capacities as of June 30, 2026.
Debt Offerings and Repurchases
During the three and six months ended June 30, 2026, we did not complete any new debt offerings. During the three months ended June 30, 2026, we completed a repurchase of $1.50 billion aggregate principal amount of our 2029 Convertible Notes for $1.38 billion in cash, representing an approximate 8% discount to par. The repurchase reduced the aggregate principal amount of our 2029 Notes outstanding by $1.50 billion and resulted in a gain on debt extinguishment of approximately $113.9 million. The repurchase was funded with cash reserves.
During the first quarter of 2025, we completed a $2.00 billion private offering of our 2030B Convertible Notes, generating net proceeds of approximately $1.98 billion after $15.1 million of issuance costs. We used the net proceeds from this offering for general corporate purposes, including the acquisition of bitcoin and for working capital. See Note 6, Long-term Debt, to the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for additional information.
Contractual and Other Obligations
Our material contractual obligations and cash requirements as of June 30, 2026 consist of:
•principal and interest payments related to our long-term debt, which includes:
◦principal due upon maturity of our long-term debt instruments in the aggregate of $6.75 billion;
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
•declared regular dividends, if any, on our Preferred Stock (in each case, to the extent declared by our board of directors or a duly authorized committee thereof). For additional information about our Preferred Stock outstanding as of June 30, 2026 and the dividends declared and paid during the three and six months ended June 30, 2026, see “Preferred Stock” below.
•ongoing personnel-related expenditures and vendor payments.
See Note 6, Long-term Debt and Note 10, Redeemable Preferred Stock, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, as well as “Liquidity and Capital Resources” above, for additional information.
Preferred Stock
The following table sets forth the outstanding shares, notional values, and dividend rates for the Preferred Stock as of June 30, 2026:

Preferred Stock	Shares Outstanding (in thousands)	Notional Value (in thousands)	Dividend Rate
STRF Stock	12,840	$1,283,969	10.00%
STRC Stock	104,895	$10,489,471	11.50%
STRE Stock	7,750	€775,000	10.00%
STRK Stock	14,021	$1,402,074	8.00%
STRD Stock	14,024	$1,402,422	10.00%
See "Capital Markets Transactions - Debt Offerings and Repurchases" above for information regarding our repurchase of STRC Stock from July 1, 2026 to July 24, 2026. After giving effect to the repurchase of STRC Stock, as of July 24, 2026, there were approximately 104.6 million shares of STRC Stock outstanding having a total aggregate notional value of $10.46 billion.
See Note 10, Redeemable Preferred Stock, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information about the terms of our Preferred Stock.
The following table sets forth the aggregate cash dividends paid for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Dividends Paid (in thousands)	2026	2025	2026	2025
STRF Stock	$32,099	$25,522	$64,198	$25,522
STRC Stock	$282,864	—	$394,295	—
STRE Stock (1)	$22,136	—	$44,478	—
STRK Stock	$28,041	$23,432	$56,083	$32,620
STRD Stock	$35,061	—	$70,121	—
Total Cash Dividends Paid	$400,201	$48,954	$629,175	$58,142
(1) Reflects the Euro to USD exchange rate in effect at the time of the applicable STRE Stock dividend payment.
Our board of directors and stockholders approved an amendment and restatement to the certificate of designations of our STRC Stock to provide for scheduled dividend payments twice a month, instead of once. This amendment became effective at 12:01 a.m., New York City time, on June 30, 2026. The foregoing description of the STRC Stock amendment is qualified in its entirety by reference to the full text of the amended and restated certificate of designations of our STRC Stock included as Exhibit 3.9 to this Quarterly Report and incorporated herein by reference.
On June 29, 2026, we announced that we will increase the regular dividend rate per annum on our STRC Stock to 12.00%, effective for semi-monthly periods with record dates on or after July 1, 2026. This adjustment has no effect on any previously declared but unpaid dividends on STRC Stock. On June 28, 2026, our board of directors declared semi-monthly cash dividends on STRC Stock of $0.50 per share (representing a per annum dividend rate of 12.00%) payable on July 31, 2026 to stockholders of record as of 5:00 p.m., New York City time, on July 15, 2026, and payable on August 15, 2026 to stockholders of record as of 5:00 p.m., New York City time, on July 31, 2026. As of June 29, 2026, we expected that the dividends payable on July 31, 2026 and August 15, 2026 would be characterized as non-taxable returns of capital to the extent of a stockholder’s tax basis in its STRC Stock for U.S. federal income tax purposes. See “Liquidity and Capital

Resources—Digital Credit Capital Framework” above for additional information regarding the revised STRC dividend policy and our related capital management programs.
See "Capital Markets Activity" and "Liquidity and Capital Resources - Liquidity" above for additional information on our equity issuances and repurchases from July 1, 2026 to July 24, 2026. Other than such repurchases of STRC stock, changes in the dividend rate for STRC Stock, and associated changes in our dividend obligations, there have been no changes to our material contractual obligations and cash requirements since June 30, 2026.
Cash Flows
The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended June 30,
	2026	2025	% change
(in thousands)	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$9,850	$(37,302)	(126.4)%
Net cash used in investing activities	(14,366,115)	(14,457,699)	(0.6)%
Net cash provided by financing activities	13,769,567	14,504,460	(5.1)%
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,961)	2,776	(206.7)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	(589,659)	12,235	(4919.4)%
Cash, cash equivalents, and restricted cash, beginning of period	2,303,343	39,897	5673.2%
Cash, cash equivalents, and restricted cash, end of period	$1,713,684	$52,132	3187.2%
Net cash provided by (used in) operating activities. The primary sources of cash provided by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services, product support, consulting and education services and interest income earned on the USD Reserve. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. Non-cash items to further reconcile net income (loss) to net cash (used in) provided by operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, unrealized loss or gain on digital assets, gain on extinguishment of debt, and the amortization of the issuance costs on our long-term debt.
Net cash provided by operating activities increased by $47.2 million for the six months ended June 30, 2026, as compared to the same period in the prior year. This increase was primarily driven by a $34.4 million increase in interest income (expense), net, mainly attributable to interest earned on the USD Reserve, and a $9.2 million decrease in cash paid for income taxes. This improvement in operating cash flow did not have a meaningful impact on net loss, which increased by $26.57 billion as compared to the same period in the prior year, primarily as a result of a significant increase in non-cash unrealized loss on digital assets.
Net cash used in investing activities. Net cash used in investing activities was $14.37 billion for the six months ended June 30, 2026, compared to $14.46 billion for the same period in the prior year, a decrease of $91.6 million. While the total amount of cash used in investing activities was relatively consistent period over period, the composition of our investing activities was different between the two periods. During the six months ended June 30, 2026, purchases of digital assets decreased by $758.8 million as compared to the prior year period, and we received $41.0 million of proceeds from sales of digital assets while we had no sales of digital assets during the six months ended June 30, 2025. In addition, during the six months ended June 30, 2026, we purchased $831.8 million of short-term investments and received $99.4 million of proceeds from sales of short-term investments while we had no short-term investment activity during the six months ended June 30, 2025. We did not make any advance deposits on purchases of property and equipment during the six months ended June 30, 2026, as compared to $22.0 million of such deposits made during the prior year period.
During the six months ended June 30, 2026, we purchased $13.67 billion of bitcoin using net proceeds from the sale of STRC Stock, STRK Stock, and class A common stock under our ATM, while during the six months ended June 30, 2025, we purchased $14.43 billion of bitcoin using net proceeds from the issuances of our 2030B Convertible Notes, the initial public offerings of our STRF Stock and STRK Stock, and ATM sales of STRK Stock and class A common stock. The decrease in aggregate purchase price was also caused by a decrease in average cost per bitcoin acquired, partially offset by an increase in total bitcoin acquired, as compared to the prior quarterly period.

Net cash provided by financing activities. The changes in cash provided by financing activities primarily relate to the sale of class A common stock and preferred stock under our ATMs, additional offerings (such as initial public offerings) of new or existing preferred stock, dividends paid on our preferred stock, the exercise or vesting of certain awards under the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), and the 2023 Equity Incentive Plan (as amended, the “2023 Equity Plan,” and, together with the 2013 Equity Plan, the “Stock Incentive Plans”), and the sales of class A common stock under the 2021 Employee Stock Purchase Plan.
Net cash provided by financing activities was $13.77 billion for the six months ended June 30, 2026, compared to $14.50 billion for the same period in the prior year, a decrease of $0.73 billion. During the six months ended June 30, 2026, we did not complete any new long‑term debt offerings and accordingly received no proceeds from convertible senior notes, as compared to $2.00 billion of proceeds from convertible senior notes during the six months ended June 30, 2025. In addition, we repurchased $1.50 billion in aggregate principal amount of our 2029 Convertible Notes for approximately $1.38 billion in cash during the six months ended June 30, 2026, whereas there were no principal repayments or repurchases of convertible notes in the prior-year period. Net cash provided by financing activities also reflected changes in our class A common stock, Preferred Stock and dividend payments. Net proceeds from the sales of Preferred Stock under our ATM increased by $4.63 billion as compared to the prior-year period. This increase primarily reflects the sale of STRC under the ATM during 2026, which contributed to an increase in dividends paid on our Preferred Stock of $571.0 million over the same period. Net proceeds from ATM sales of class A common stock decreased by $1.41 billion compared to the prior-year period.
Long-term Debt
The terms of each of our long-term debt instruments and the interest payments we have made and are obligated to make on our long-term debt instruments are discussed more fully in Note 6, Long-term Debt, to the Consolidated Financial Statements included in this Quarterly Report.
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

	2026			2025
	12/31/2025	3/31/2026(1)	6/30/2026	12/31/2024	3/31/2025	6/30/2025
Total Bitcoin Holdings	672,500	762,099	846,000	447,470	528,185	597,325

Shares Outstanding (in thousands)
Class A Common Stock	292,422	326,582	351,963	226,138	246,537	261,318
Class B Common Stock	19,640	19,640	19,640	19,640	19,640	19,640
Basic Shares Outstanding	312,062	346,222	371,603	245,778	266,177	280,958

2027 Convertible Notes, convertible at $143.25	—	—	—	7,330	—	—
2028 Convertible Notes, convertible at $183.19	5,513	5,513	5,513	5,513	5,513	5,513
2029 Convertible Notes, convertible at $672.40	4,462	4,462	2,231	4,462	4,462	4,462
2030A Convertible Notes, convertible at $149.77	5,342	5,342	5,342	5,342	5,342	5,342
2030B Convertible Notes, convertible at $433.43	4,614	4,614	4,614	—	4,614	4,614
2031 Convertible Notes, convertible at $232.72	2,594	2,594	2,594	2,594	2,594	2,594
2032 Convertible Notes, convertible at $204.33	3,915	3,915	3,915	3,915	3,915	3,915
STRK Stock, convertible at $1,000.00	1,398	1,402	1,402	—	765	1,220
Equity Incentive Awards	4,997	4,770	4,069	6,801	6,270	5,598
Assumed Diluted Shares Outstanding (in thousands)	344,897	378,834	401,283	281,735	299,652	314,216

Bitcoin Per Basic Share Outstanding (in Sats)	215,502	220,118	227,662	182,063	198,434	212,603

Bitcoin Per Assumed Diluted Share Outstanding (BPS) (in Sats)	194,986	201,170	210,824	158,826	176,266	190,100

Bitcoin Price	$87,515	$67,773	$58,714	$93,390	$82,445	$107,752
(1) Includes shares sold but not yet settled as of March 31, 2026.
Bitcoin Per Share (in Sats) or BPS in (Sats) represents the ratio between the Company’s gross bitcoin holdings and its Assumed Diluted Shares Outstanding, expressed in terms of “Satoshis” or “Sats”, where:
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
•“Basic Shares Outstanding” reflects the actual class A common stock and class B common stock outstanding as of the dates presented. For purposes of this calculation, outstanding shares of such stock are deemed to include shares, if any, that (A) were sold under ATMs, or (B) were issued pursuant to (i) options that had been exercised, (ii) restricted stock units that have vested or (iii) conversion requests received with respect to convertible securities, but which in each case were pending issuance as of the dates presented.
•A “Satoshi” or a “Sat” is one one-hundred-millionth of one bitcoin, currently the smallest indivisible unit of a bitcoin.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
BTC Yield	5.0%	8.7%	(3.7)%	(1)	8.1%	19.7%	(11.6)%	(1)
BTC Gain	37,733	46,008	(18.0)%		54,625	88,109	(38.0)%
BTC $ Gain (in millions, except percentages)	$2,215	$4,957	(55.3)%		$3,207	$9,494	(66.2)%
(1) Represents the absolute change between the periods presented.
BTC Yield represents the percentage change in BPS (in Sats) from the beginning of a period to the end of a period.
BTC Gain represents the gross number of bitcoins held by the Company at the beginning of a period multiplied by the BTC Yield for such period.
BTC $ Gain represents the dollar value of the BTC Gain calculated by multiplying the BTC Gain by the market price of bitcoin as reported on the Coinbase exchange as of the applicable measurement time.
For determining BTC $ Gain quarter to date and year to date, unless otherwise specified, the Company uses the current market price of bitcoin as reported on the Coinbase exchange as of the applicable measurement time. For determining BTC $ Gain for a past fiscal year or other past period, the Company uses the market price of bitcoin as of 4:00pm ET as reported on the Coinbase exchange on the last day of the applicable period, unless stated otherwise. The Company uses these market prices of bitcoin for these calculations solely for the purpose of facilitating these illustrative calculations.
The Company uses BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain as KPIs to help assess the performance of its strategy of acquiring bitcoin in a manner it believes to be accretive to shareholders. The Company also believes these KPIs can supplement investors’ understanding of how the Company chooses to fund bitcoin purchases and the value created in a period:
•BPS (in Sats) measures the ratio of the Company’s gross bitcoin holdings to Assumed Diluted Shares Outstanding, which provides management and investors a baseline with which to assess the Company’s achievement of its strategy of acquiring bitcoin in an accretive manner over a given period. When evaluating a capital raise transaction, the Company reviews this metric and considers the impact such transaction will have on this ratio on a pro forma basis. This metric forms the baseline for the Company’s BTC Yield, BTC Gain and BTC $ Gain KPIs, which present changes in BPS (in Sats) from the beginning of a period to the end of the period in different formats.
•BTC Yield measures the percentage change in BPS (in Sats) from the beginning of a period to the end of a period, which helps management and investors assess how the Company’s achievement of its strategy of acquiring bitcoin in an accretive manner varies across periods. The Company uses BTC Yield to evaluate whether its capital markets activity and bitcoin acquisition strategy has resulted in gross per-share accretion (or dilution) on an Assumed Diluted Shares Outstanding basis over an applicable period, and to compare the impact of its strategy across periods.
•BTC Gain hypothetically expresses the percentage change reflected in the BTC Yield metric as if it reflected an increase in the amount of bitcoin held at the end of the applicable period as compared to the beginning of such period, which provides management and investors with visibility into the absolute change in the Company’s bitcoin holdings resulting from the Company’s BTC Yield. The Company uses BTC Gain to measure the accretive or dilutive impact of the change in BPS (in Sats) over an applicable period in absolute terms relative to the Company’s bitcoin holdings. This metric can be particularly helpful when comparing the execution of the Company’s capital markets strategy across periods, as BTC Yield may be lower when the Company’s bitcoin asset base is larger, but result in the same BTC Gain. For example, a 10% BTC Yield with a starting amount of 100,000 bitcoin will result in 10,000 BTC Gain, which is the same BTC Gain that would result from 5% BTC Yield with a starting amount of 200,000 bitcoin.

•BTC $ Gain further expresses the percentage change reflected in the BTC Yield metric as an illustrative dollar value by multiplying that bitcoin-denominated change by the market price of bitcoin at the end of the applicable period as described above. The Company refers to this metric for illustrative purposes to consider the magnitude of the Company’s BTC Gain for an applicable period with reference to the market price of bitcoin as of the end of an applicable period.
When the Company presents these KPIs for any period (a “measurement period”) that is a subdivision of a longer specified period (the “reference period”), (i) BTC Yield is calculated as the BTC Yield for the period from the beginning of the reference period to the end of the measurement period, less the BTC Yield for the period from the beginning of the reference period to the beginning of the measurement period, (ii) BTC Gain is calculated using the BTC Yield for the measurement period and the Company’s bitcoin holdings at the beginning of the reference period rather than at the beginning of the measurement period, and (iii) BTC $ Gain is calculated by multiplying such revised BTC Gain by the market price of bitcoin at the end of the measurement period. When the Company presents these metrics for an interim period within a fiscal year (e.g., a monthly, quarterly, or quarter-to-date period), then the reference period is that fiscal year, unless stated otherwise.
For example, if BPS (in Sats) is 100 at the beginning of a fiscal year (the reference period), 110 at the end of the first quarter and 125 at the end of the second quarter, the BTC Yield for the second quarter (the applicable measurement period) is calculated as (125/100 − 1) less (110/100 − 1), or 15%—reflecting the 15-point BPS (in Sats) increase from 110 to 125 expressed against the reference period starting BPS (in Sats) of 100. The sum of the first quarter BTC Yield (10%) and the second quarter BTC Yield (15%) equals the year-to-date BTC Yield of 25% (125/100 − 1).
When management uses these metrics, management takes into account the various limitations of these metrics. With respect to BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain, these include that they:
•do not take into account that the Company’s assets, including its bitcoin, are subject to (i) all of the Company’s existing and future liabilities, including its debt, and (ii) the preferential rights of the Company’s preferred stockholders to dividends and the Company’s assets in a liquidation, and that all such claims rank senior to those of the Company’s common equity; therefore holders of such excluded instruments may have claims on the Company’s assets (including bitcoin) senior to those of holders of common stock in the event of the Company’s liquidation, and as a result the additional bitcoin acquired using proceeds from the sale of such instruments may not accrete to common stockholders; and
•assume that all indebtedness will be refinanced or, in the case of the Company’s senior convertible debt instruments and convertible preferred stock, converted into shares of class A common stock in accordance with their respective terms.
Different assumptions would produce materially different results, and these KPIs may overstate or understate the Company’s bitcoin after accounting for senior claims (net of the Company’s USD Reserve).
BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain are not, and should not be understood as, financial performance, valuation or liquidity measures. Specifically:
•BPS (in Sats) does not represent (i) the ability of the Company to satisfy the Company’s financial obligations, or (ii) the Company’s book value per share.
•BTC Yield is not equivalent to “yield” in the traditional financial context. It is not a measure of the return on investment the Company’s shareholders may have achieved historically or can achieve in the future by purchasing stock of the Company, or a measure of income generated by the Company’s operations or its bitcoin holdings, return on investment on its bitcoin holdings, or any other similar financial measure of the performance of its business or assets.
•BTC Gain and BTC $ Gain are not equivalent to “gain” in the traditional financial context. They also are not measures of the return on investment the Company’s shareholders may have achieved historically or can achieve in the future by purchasing stock of the Company, or measures of income generated by the Company’s operations or its bitcoin holdings, return on investment on its bitcoin holdings, or any other similar financial measure of the performance of its business or assets. It should also be understood that BTC $ Gain does not represent a fair value gain of the Company’s bitcoin holdings, and BTC $ Gain may be positive during periods when the Company has incurred fair value losses on its bitcoin holdings.
The trading price of the Company’s class A common stock is informed by numerous factors in addition to the Company’s bitcoin holdings and its actual or potential shares of common stock outstanding, and as a result, the trading price of the Company’s securities can deviate significantly from the fair market value of the Company’s bitcoin, and none of BPS (in Sats), BTC Yield, BTC Gain or BTC $ Gain are indicative or predictive of the trading price of the Company’s securities.

Investors should rely on the financial statements and other disclosures contained in the Company’s SEC filings. In particular, the Company has adopted Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which requires that the Company measure its bitcoin at fair value in its statement of financial position as of the end of a reported period, and recognize unrealized gains and losses from changes in the fair value in net income (loss) for the reported period. As a result, the Company may incur unrealized gain or loss on digital assets based on changes in the market price of bitcoin during a period, which would not be reflected in BPS (in Sats), BTC Yield, BTC Gain or BTC $ Gain. For example, if the Company increases its bitcoin holdings relative to Assumed Diluted Shares Outstanding during a reported period, the Company would achieve increased BPS (in Sats) and positive BTC Yield, BTC Gain and BTC $ Gain even if the Company reports significant unrealized loss on digital assets for the period. Similarly, if the Company increases Assumed Diluted Shares Outstanding at a faster rate than its bitcoin holdings, then the Company would experience decreased BPS (in Sats) and negative BTC Yield, BTC Gain, and BTC $ Gain, even if the Company reports significant unrealized gain on digital assets for the period.
As noted above, these KPIs are narrow in their purpose and are used by management to assist it in assessing whether the Company is raising and deploying capital in a manner accretive to shareholders solely as it pertains to its bitcoin holdings. References to a transaction, or to the Company’s capital deployment, being “accretive” or “dilutive” refer only to the effect on the specified KPI under the stated assumptions, and do not mean that the transaction is accretive or dilutive to the Company’s earnings, cash flow, book value, enterprise value, intrinsic value, or the trading price of the Company’s securities.
In calculating BPS (in Sats), BTC Yield, BTC Gain, and BTC $ Gain, the Company does not consider the source of capital used for the acquisition of its bitcoin. When the Company purchases bitcoin using proceeds from offerings of non-convertible notes or non-convertible preferred stock, or convertible notes or preferred stock that carry conversion prices above the current trading price of the Company's common stock or conversion rights that are not then exercisable, such transactions have the effect of increasing the BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain, while also increasing the Company’s indebtedness and senior claims of holders of instruments other than class A common stock with respect to dividends and to the Company’s assets, including its bitcoin, if the Company were to liquidate, in a manner that is not reflected in these metrics.
If any of the Company’s convertible notes mature or are redeemed without being converted into common stock, or if the Company elects to redeem or repurchase its non-convertible instruments, the Company may be required to sell shares of its class A common stock or bitcoin to generate sufficient cash proceeds to satisfy those obligations, either of which would have the effect of decreasing BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain, and adjustments for such decreases are not contemplated by the assumptions made in calculating these metrics. Accordingly, these metrics might overstate or understate the accretive nature of the Company’s use of capital to buy bitcoin because not all bitcoin is purchased using proceeds from issuances of class A common stock, instruments that are convertible into class A common stock may be forfeited or repaid with funds other than from the sale of class A common stock in the period in question rather than being exercised for or converted into class A common stock and not all proceeds from issuances of class A common stock are used to purchase bitcoin.
In addition, the Company is required to pay dividends with respect to its perpetual preferred stock in perpetuity. The Company could pay these dividends with cash or, in the case of STRK, by issuing shares of class A common stock. The Company has issued shares of class A common stock and certain classes of its preferred stock for cash to fund the payment of cash dividends, and the Company may in the future issue shares of class A common stock in lieu of paying dividends on STRK. As a result, the Company has experienced, and may experience in the future, increases in Assumed Diluted Shares Outstanding without corresponding increases in its bitcoin holdings, resulting in decreases in BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain for the applicable periods.
The Company has historically not paid any dividends on its shares of class A common stock, and by presenting these KPIs the Company makes no suggestion that it intends to do so in the future. Ownership of the Company’s securities, including its class A common stock and preferred stock, does not represent an ownership interest in, or a redemption right with respect to, the bitcoin the Company holds.
The Company determines its KPI targets based on its history and future goals. The Company’s ability to maintain any given level of BPS (in Sats), or achieve positive BTC Yield, BTC Gain, or BTC $ Gain may depend on a variety of factors, including factors outside of its control, such as the price of bitcoin, and the availability of debt and equity financing on favorable terms. Past performance is not indicative of future results.
These KPIs are merely supplements, not substitutes to the financial statements and other disclosures contained in the Company’s SEC filings. They should be used only by sophisticated investors who understand their limited purpose and many limitations.

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
Effect on Previously Reported Figures. The effect of the Methodology Change on KPI figures from a prior period will be presented when such period next appears as a period-over-period comparative period. Annual KPI figures, year-to-date KPI figures, as well as KPI figures for the three and six months ended June 30, 2026 and 2025, are unaffected.
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
Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin. As discussed in Note 1(b), Summary of Significant Accounting Policies – Digital Assets, to the Consolidated Financial Statements, we account for our bitcoin as indefinite-lived intangible assets. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. As of June 30, 2026, we held approximately 846,000 bitcoins with a carrying value of $49.67 billion on our Consolidated Balance Sheet. Bitcoin is a highly volatile asset that has traded below $60,000 per bitcoin and above $120,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding June 30, 2026. A significant decrease in the price of bitcoin would have a material adverse effect on our earnings.
Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 44.1% and 44.2% of our total revenues for the three and six months ended June 30, 2026, respectively and 43.0% and 42.9% for the three and six months ended June 30, 2025, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.
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
As of June 30, 2026 and December 31, 2025, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by less than 1%. As of June 30, 2026, a 10% unfavorable change in the euro-to-U.S. dollar exchange rate would increase our U.S. dollar-equivalent dividend payment obligation on STRE Stock by approximately $2.2 million per quarterly dividend payment. If average exchange rates during the six months ended June 30, 2026 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2026 would have decreased by 4.7%. During the six months ended June 30, 2026, our revenues were not significantly impacted by changes in weighted average exchange rates, as compared to the prior year.
Interest Rate Risk. We are exposed to changes in interest rates primarily via our STRC Stock and assets held within our USD Reserve.
Our STRC Stock accumulates cumulative dividends, which we refer to in this Item 3 Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which is 12.00% per annum as of the date of this Quarterly Report. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a floor that generally prevents us from changing the regular dividend rate to a new regular dividend rate that is below the monthly SOFR per annum rate in effect on the business day before we provide notice of the next regular dividend rate. Regular dividends on our STRC Stock accrue and are payable in respect of semi-monthly regular dividend periods. Although we may adjust the regular dividend rate per annum of STRC Stock to encourage trading of STRC Stock at prices within a range of approximately $99 to $100 per share, subsequent to June 30, 2026, we announced that management does not intend to recommend to our board of directors any changes to the dividend rate until STRC Stock trades at or close to its stated amount. See "Liquidity and Capital Resources—Digital Credit Capital Framework" in Part I, Item 2 of this Quarterly Report. Because the STRC dividend rate is discretionary and evaluated based on multiple factors, changes in market interest rates may not result in changes to the STRC dividend rate, and changes to the STRC dividend rate may be driven by factors other than market interest rates.
As of June 30, 2026, the regular dividend rate per annum on STRC Stock was 11.50%. On June 29, 2026, in connection with our Digital Credit Capital Framework, we announced an increase of the regular dividend rate per annum on STRC Stock to 12.00%, effective for semi-monthly regular dividend periods with record dates on or after July 1, 2026. If we determined to increase the regular dividend rate on our STRC Stock by 50 basis points, STRC Stock’s annual accrual would increase by approximately $52.4 million. We do not believe our interest rate risk exposure via STRC Stock is material as of June 30, 2026.
As of June 30, 2026, we had cash, cash equivalents, and Treasury Bills and Treasury Notes with a maturity of less than one year of approximately $2.45 billion in the aggregate. Integral to our cash, cash equivalents and short-term investments is our USD Reserve, which is primarily invested in money market funds and Treasury Bills and Treasury Notes to earn interest income on short-term cash balances. Interest earned on such funds fluctuates with prevailing interest rates. In June 2026, our board of directors adopted a formal USD Reserve policy as part of our Digital Credit Capital Framework, which requires us to maintain a minimum USD Reserve equal to at least 12 months of our then-current expected annual Preferred Stock dividend payments and interest obligations. See "Liquidity and Capital Resources—Digital Credit Capital Framework" in Part I, Item 2 of this Quarterly Report. As of June 30, 2026, the balance of our USD Reserve was $2.40 billion. Based on the foregoing, we do not believe that a hypothetical 50 basis point adverse change in interest rates would materially impact our results of operations as of June 30, 2026.
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
Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding material legal proceedings in which we were involved during the period covered by this report, see Note 7, Commitments and Contingencies, to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
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
•any future additional sales by us of our bitcoin at prices above or below their carrying value, which would result in our recording gains or losses upon sale of our bitcoin;
•the incurrence of tax liabilities with respect to our bitcoin;
•regulatory, commercial, and technical developments related to bitcoin or the Bitcoin blockchain, or digital assets more generally;
•an increase in expected dividend payments on our outstanding or any newly issued series of preferred stock or fixed interest charges on outstanding or additional indebtedness;
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
Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and our strategic objectives. Many of our expenses, such as expected dividend payments on our outstanding Preferred Stock, interest expense on our debt, tax liabilities, office leases and certain personnel costs, are relatively fixed in the short term. We do not expect the cash generated by our software operations to be sufficient to cover such expenses. Therefore, we expect to use one or more available sources of liquidity, including cash and cash equivalents we hold in the USD Reserve, proceeds from the sale of bitcoin, proceeds from sales of class A common stock and preferred stock under our ATM, and proceeds from additional equity or debt financings to pay our expenses and satisfy our liquidity needs. We may sell bitcoin or raise capital at inopportune times or on unfavorable terms to meet these fixed obligations, which could result in significant variations in our operating results and dilution of shareholder value.
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
We may not be able to regain profitability in future periods
As of January 1, 2025, we have adopted ASU 2023-08, pursuant to which we are required to recognize increases or decreases in fair value of our digital assets as incurred in our Consolidated Statements of Operations. For the three months ended June 30, 2026, we recognized unrealized losses on digital assets. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information. We may not be able to regain profitability in future periods, particularly if we incur significant losses related to our digital assets, which will depend on the prices of bitcoin at the time we sell bitcoin and at the end of the applicable period. As a result, our results of operations and financial condition may be materially adversely affected. Additionally, unrealized gains on digital assets do not generate cash, and we have in the past and may in the future experience significant negative cash flow even in periods in which we recognize unrealized gains on digital assets unless we sell our bitcoin or otherwise generate cash from our bitcoin holdings.
As discussed in Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as of June 30, 2026, the cost basis of our bitcoin holdings exceeded their fair market value. As a result, we reversed the deferred tax liability against unrealized gain on bitcoin holdings that existed as of December 31, 2025, recorded a deferred tax asset with respect to the unrealized loss on our bitcoin and established a full valuation allowance on all domestic net deferred tax assets which, in our present estimation, more likely than not will not be realized. If, in future periods, the fair market value of our bitcoin holdings increases and exceeds the cost basis of our bitcoin holdings, the deferred tax asset with respect to our unrealized loss would be reversed and the valuation allowance on domestic net deferred tax assets could be released, which could result in a material impact on our financial condition and results of operations. In addition, any losses we realize on sales of our bitcoin generally would be capital losses, and the related tax benefits (including any deferred tax assets recorded with respect to our bitcoin) generally would be available only as an offset against capital gains we realize from sales of capital assets. To the extent we do not generate sufficient capital gains, these tax benefits may not be available to us.
A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs
As of June 30, 2026, we do not expect our enterprise analytics software business to generate sufficient cash flow from operations to satisfy our financial obligations or liquidity needs over the next twelve months. As of the date of this Quarterly Report, we have significant outstanding indebtedness (and related interest obligations) and expected dividend payments on our Preferred Stock outstanding. Our outstanding Preferred Stock accrues dividends payable, as and if declared by our board of directors, out of funds legally available for their payment: in the case of STRF Stock, STRE Stock and STRK Stock, quarterly in arrears on a cumulative basis; in the case of STRD Stock, quarterly in arrears on a non-cumulative basis; and in the case of STRC Stock, semi-monthly in arrears on a cumulative basis. The amount, frequency and cumulative nature of the dividends we expect to pay on our Preferred Stock requires us to have available and use significant liquidity on a recurring basis, and our ability to pay such dividends depends on, among other things, the availability of legally available funds, our financial condition, our results of operations, the value of our bitcoin holdings, access to capital markets, and the availability of other sources of liquidity. Additionally, we have substantial outstanding indebtedness and related annual contractual interest expense. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Long-term Debt, to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, for additional information regarding expected dividend payments on our Preferred Stock and the principal amount, interest obligations and stated maturity dates of our outstanding indebtedness.

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
Our ability to obtain equity or debt financing generally may depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Additionally, our ability to use bitcoin as a source of liquidity to satisfy our financial obligations will depend on the market price of bitcoin, the liquidity of the bitcoin market and other similar factors. Accordingly, a significant decline in the market price of bitcoin or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to utilize equity or debt financing or sales of bitcoin to satisfy our financial obligations and liquidity needs or to maintain the USD Reserve at current levels. Additionally, our ability to use our ATM may depend on, among other factors, available program capacity and our ability to maintain effective registration statements and related offering documents. Future amendments, terminations or reductions in available capacity under our ATM could adversely affect our ability to utilize the ATM for these purposes. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis.
Our board-approved USD Reserve policy is an internal policy and does not create contractual rights in favor of holders of our securities. Likewise, our BTC Monetization Program is discretionary, and does not obligate us to sell bitcoin, fund any dividend or interest payment through sales of bitcoin, or repurchase any of our outstanding securities using proceeds from sales of bitcoin. The policies may be modified, suspended or terminated, and the USD Reserve may be insufficient to satisfy our financial obligations or liquidity needs if market conditions or our capital requirements change materially. Additionally, notwithstanding the availability of cash in our USD Reserve at the time an obligation arises, we have sold bitcoin and may continue to sell bitcoin to meet our liquidity needs and financial obligations if we determine it is favorable to do so. See “Liquidity and Capital Resources—Availability of the USD Reserve for Liquidity”, “Liquidity and Capital Resources—Digital Credit Capital Framework”, and “Liquidity and Capital Resources—Digital Credit Framework—BTC Monetization Program” for information about our USD Reserve and BTC Monetization program. Additionally, if we deplete our USD Reserve and are unable to obtain equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell additional bitcoin to satisfy our financial obligations, potentially at prices below our cost basis or on other unfavorable terms. Any such sale of bitcoin may have a material adverse effect on our operating results and financial condition, and could be perceived negatively by market participants, resulting in a decline in the trading prices of our listed securities, or impair our ability to secure additional equity or debt financing in the future. If we are unable to raise equity or debt financing or sell our bitcoin to raise proceeds sufficient to satisfy our financial obligations or liquidity needs, including our debt service and cash dividend payments on our preferred stock, we could be in default under such obligations, which could have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” and “Risks Related to Our Preferred Stock” for additional details about the risks which may impact us if we are unable to satisfy our debt service and cash dividend obligations.
We may have exposure to greater than anticipated tax liabilities
We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income tax liability could be materially adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates, earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, changes in the valuation of our deferred tax assets and liabilities, changes in the amount of our unrecognized tax benefits, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, if we were to sell any of our bitcoin at prices greater than the cost basis of the bitcoin sold, we would incur a tax liability with respect to any gain recognized, and such tax liability could be material. Changes in the tax laws of foreign jurisdictions could arise, including as a result of the project undertaken by the Organisation for Economic Co-operation and Development (“OECD”) and the Group of Twenty (“G20”) to combat base erosion and profit shifting (“BEPS”), including the OECD/G20 Inclusive Framework on BEPS and the Two-Pillar Solution (such as the Pillar Two global minimum tax rules). The OECD/G20 Inclusive Framework, which represents a group of participating jurisdictions, has issued recommendations and related guidance that, in some cases, make substantial changes to numerous long-standing tax positions and principles. Additionally, certain jurisdictions, such as Illinois, have enacted or proposed taxes or other revenue measures that may apply to certain digital asset transactions, and other jurisdictions may adopt similar measures. These and similar changes, many of which have been adopted or are under active consideration by participating jurisdictions and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
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
The U.S. also enacted the IRA in August 2022. The IRA imposes (i) a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations, and (ii) a 15% CAMT on a corporation with respect to an initial tax year and subsequent tax years, if the average annual AFSI for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 30, 2025, the Treasury and IRS issued Interim Guidance which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing AFSI (if such assets are measured at fair value for financial statement income purposes but are not marked to market for regular tax purposes) for purposes of determining whether it is subject to the CAMT. The Treasury and IRS issued additional interim CAMT guidance (Notice 2026-7) in February 2026 and have indicated their intent to issue proposed regulations consistent with the Interim Guidance. Pursuant to the Interim Guidance, we plan to exclude any unrealized gains and losses on our bitcoin holdings from the calculation of our AFSI for purposes of determining whether we are subject to CAMT. As a result, we do not expect to become subject to CAMT due to unrealized gains on our bitcoin holdings, if any. However, if the Interim Guidance is revoked or if the proposed or final regulations, when published or adopted, do not provide for this or similar relief, we could become subject to the CAMT in the future if we have significant unrealized gains on our bitcoin holdings. If we become subject to these new taxes under the IRA, it could result in a material tax obligation, which we would need to satisfy in cash, which in turn could materially affect our financial condition, cash flow and results of operations. Further, other existing domestic or foreign tax laws, statutes, rules, regulations or ordinances, could be interpreted, changed, modified or applied in a manner that negatively impacts us, and these risks are heightened due to the relative novelty of our bitcoin strategy.
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
Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $60,000 per bitcoin and above $120,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding June 30, 2026. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.
Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings by selling our bitcoin or by implementing strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.
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
Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our listed securities
The price of bitcoin has historically been, and may continue to be, highly volatile. Fluctuations in the price of bitcoin have in the past influenced, and are likely to continue to influence, our financial results and the market price of our listed securities. Our business, financial results, financial condition, and the market price of our listed securities, would be adversely affected, if the price of bitcoin declined substantially (as it has in the past, including during recent periods), including as a result of:
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
The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and state and federal governments and regulators in the United States and abroad may enact new laws and regulations, or enforce or interpret existing laws or regulations, in a manner that could impose material additional regulatory burdens and costs on us or other digital asset industry participants, which could materially affect the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, U.S. and foreign regulators and legislators have recently taken, proposed or considered a range of actions affecting digital assets and digital asset market participants, including federal legislation and proposed legislation addressing payment stablecoins and digital asset market structure, SEC and CFTC initiatives and interpretations concerning the application of federal securities and commodities laws to digital assets and digital-asset transactions, state legislation imposing taxes on digital asset transactions, exchange-listing interpretations applicable to certain digital-asset treasury transactions, enforcement actions and settlements involving major digital asset trading venues and service providers, and comprehensive non-U.S. regulatory frameworks such as the European Union’s Markets in Crypto Assets Regulation. Although certain prior SEC complaints against major digital asset trading platforms have been dismissed, regulators may initiate similar or different actions in the future, and new or evolving laws, rules, interpretations or enforcement positions may materially affect the price, ownership, transferability, trading volume, custody or public perception of bitcoin, the availability of services from digital asset industry participants, or our ability to implement our bitcoin strategy.
It is not possible to predict whether or when new laws and regulations will change the legal framework governing digital assets or expand the authority of the SEC, the CFTC, or other regulators, or whether or when any other federal, state or foreign bodies will take similar actions. Nor can we predict the nature or market effects of any such new or revised laws, rulemaking, or other legislative, regulatory or legal actions or guidance on us or the broader digital assets industry, nor the impacts of such changes on the willingness of financial and other institutions to provide services to the digital assets industry. For example, the Digital Asset Market Clarity Act of 2025, which passed the U.S. House of Representatives in July 2025 and was advanced by the Senate Banking Committee in May 2026, could, if enacted, grant the CFTC additional regulatory and supervisory powers with respect to spot digital assets, including bitcoin, as “digital commodities” and potentially impose additional registration, disclosure, reporting, and business conduct requirements on us. The consequences of any new legal requirements relating to digital assets could adversely affect the market price of bitcoin and our ability to hold or transact in bitcoin, and in turn adversely affect our business, financial condition and results of operations, and the market price of our listed securities. Furthermore, as more companies adopt strategies with respect to bitcoin or digital assets similar to ours, governments and regulatory agencies may be prompted to enact new laws, regulations, or interpretations, which may adversely affect our bitcoin strategy.
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
Before our adoption of ASU 2023-08 on January 1, 2025, our bitcoin was accounted for as an indefinite-lived intangible asset. As a result, decreases in the quoted market price of bitcoin required us to recognize impairment losses, while subsequent increases in price were not reflected in earnings unless bitcoin was sold. Due in part to the volatility of bitcoin, we incurred $4.06 billion of cumulative impairment losses on our bitcoin holdings through December 31, 2024.
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
The recent increase in the availability of alternative ways to gain exposure to bitcoin and other digital assets may adversely affect the market price of our listed securities
Investors in the United States and other markets now have a broader range of alternatives for gaining exposure to bitcoin and other digital assets through traditional investment channels, including spot bitcoin ETPs, bitcoin futures exchange-traded funds (“ETFs”), leveraged bitcoin futures ETFs, other digital asset ETPs and securities of other companies that have adopted bitcoin or other digital asset treasury strategies. The availability of these and other investment products may reduce investor demand for our listed securities to the extent investors view them as alternative, substitute or preferred means of obtaining exposure to bitcoin or digital assets. Any reduction in the trading price of our listed securities, whether in absolute terms or relative to the value of our bitcoin holdings, could also adversely affect our ability to raise capital on favorable terms, including through our ATMs, and could impair our ability to acquire additional bitcoin and execute our bitcoin strategy or satisfy our financial obligations or liquidity needs.
Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our class A common stock or other listed securities as an alternative to an investment in a spot bitcoin ETP, and choose to purchase shares of a spot bitcoin ETP instead of our class A common stock or other listed securities. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of class A common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our listed securities.

Other companies and investment products may provide investors with alternative means of obtaining bitcoin exposure, yield-oriented bitcoin exposure or exposure to digital asset treasury strategies. Based on how we have historically been viewed in the market relative to such alternatives, the trading price of our class A common stock may experience increases and decreases differently relative to the value of our bitcoin holdings than the corresponding valuation of such alternatives in response to changes in market conditions. In addition, investors seeking both bitcoin exposure and dollar- or Euro-denominated yield may choose investment products or strategies, including funds that pursue yield-based strategies using derivatives of our class A common stock or bitcoin, rather than purchasing our preferred stock. These alternatives may reduce demand for our listed securities or adversely affect their trading prices, liquidity or relative valuations.
Other companies have also recently adopted treasury strategies with exposure to digital assets other than bitcoin. In addition, the market for exchange-traded products providing exposure to digital assets has continued to expand beyond spot bitcoin ETPs, including spot ether ETPs and other crypto asset ETPs or proposed ETPs. The SEC has approved orders permitting in-kind creations and redemptions for crypto asset ETP shares, including bitcoin and ether ETPs, and has approved generic listing standards that may allow exchanges to list and trade certain qualifying commodity-based ETPs, including certain digital asset ETPs, without obtaining separate product-by-product approval through a proposed rule change. The current and potential future availability of investment options with respect to digital assets other than bitcoin could reduce investor demand for bitcoin, increase competition for investor capital allocated to digital asset exposure, or otherwise result in a decline in the price of bitcoin, which could in turn cause a decline in the trading prices of our class A common stock and our other listed securities that may be disproportionate to any decline in the value of our bitcoin holdings.
Any of the foregoing factors could have a material adverse effect on the market price of our listed securities.
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
Although our bitcoin holdings did not serve as collateral securing any of our outstanding indebtedness as of June 30, 2026, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.
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
The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business

As a result of our bitcoin strategy, our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of June 30, 2026, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major update since then and may undertake additional updates in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.
Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the “GENIUS Act” was enacted, which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to bitcoin could expand further as a result of the GENIUS Act being enacted. As of June 30, 2026, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.
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
Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents
Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. We currently expect to satisfy our financial obligations or liquidity needs through one or more sources of liquidity, including cash we hold in the USD Reserve, proceeds from the sale of bitcoin, proceeds from sales of our class A common stock and preferred stock under our ATM, and proceeds from additional equity or debt financings. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on such sources. Although we have established the USD Reserve, we have sold bitcoin and may continue to sell bitcoin to meet our liquidity needs, satisfy our financial obligations, fund or replenish the USD Reserve, fund repurchases of our securities, or for other purposes if we determine it is favorable to do so. We may also be required to sell our bitcoin if we deplete our USD Reserve and we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, and we may be required to make such sales at prices below our cost basis or on terms that are otherwise unfavorable. Due to the scale of our bitcoin holdings, any such sales, or market perception that we plan to make such sales, could cause preemptive selling pressure by other market participants, driving down the market price of bitcoin, further impairing our ability to use our bitcoin for liquidity. Additionally, during periods of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for bitcoin) has, to date, not done so. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
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
As of June 30, 2026, the insurance coverage available for losses of our bitcoin covers only a small fraction of the value of the entirety of our bitcoin holdings and there can be no assurance that we would recover the full value of our bitcoin lost under all circumstances. Based on information shared by our custodians, they currently maintain commercial insurance coverage in excess of $320.0 million at Coinbase, $100.0 million at Anchorage, and in excess of $100.0 million at Fidelity, in the aggregate and not per occurrence, to cover bitcoin losses as well as certain other losses, subject to the terms and provisions of the applicable insurance policies. The insurance policies maintained by our custodians are shared among all of such custodian’s customers and are not specific to us, and there can be no guarantee that such insurance will be maintained as part of the custodial services available to us, or that such coverage will be available or sufficient to cover losses with respect to our bitcoin. Additionally, we do not maintain separate insurance to cover our potential bitcoin losses. Furthermore, our custodians are not members of the Federal Deposit Insurance Corporation ("FDIC") or Securities Investor Protection Corporation ("SIPC") and, therefore, deposits held with or assets held by the custodians are not subject to protections available to depositors with FDIC or SIPC member institutions. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by the insurance coverage our custodians maintain related to our bitcoin.
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
Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods
The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period. In addition, we had other remaining performance obligations as of June 30, 2026, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period. For information about our deferred revenue and advanced payments and remaining performance obligations, see the “Deferred Revenue and Advance Payments” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Furthermore, the U.S. Congress has periodically considered comprehensive federal privacy legislation, including the American Privacy Rights Act, which expired in January 2025 without enactment. It is unclear when, if ever, Congress will enact such legislation and what it would require and prohibit. Moreover, it is not clear whether any such legislation would give the FTC any new authority to impose civil penalties for violations of the Federal Trade Commission Act in the first instance, whether Congress will grant the FTC rulemaking authority over privacy and information security, or whether Congress will vest some or all privacy and data security regulatory authority and enforcement power in a new agency, akin to EU data protection authorities.
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
Risks Related to Our Listed Securities Generally
The market price of our class A common stock has been and may continue to be volatile
The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $12.36 as of August 10, 2020, the last trading day before our announcement, to $91.67 as of July 24, 2026. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:
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
In addition, the stock market and the markets for both bitcoin-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, recent trading prices of our class A common stock may reflect market dynamics that are not connected to traditional software and business intelligence industry fundamentals, or to valuation methods commonly associated with operating companies in these industries or with companies engaged predominantly in passive investments in bitcoin or other commodities, such as exchange-traded funds. Our equity market capitalization as of June 30, 2026 is in excess of our stockholders’ equity calculated in accordance with U.S. GAAP, and in excess of valuations that might traditionally be expected based on our operating performance, cash flows and net assets. Investors may therefore be unable to assess the value our class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. Further, bitcoin is a highly volatile asset and, as a result, the relationship between our equity market capitalization and stockholders’ equity has fluctuated and may continue to fluctuate significantly. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of our listed securities, regardless of our actual operating performance.
Legal, regulatory, tax or other proceedings could distract our management, harm our reputation, or result in substantial costs, liabilities or judgments
As a public company, we may from time-to-time become subject to, or be required to respond to, proceedings, claims, inquiries, investigations, audits or other matters, including matters involving stockholder class actions, tax audits, employment-related claims and others. Any such matters could result in substantial costs, judgments or settlements, adversely impact our reputation, and divert management’s attention and resources from other priorities, including the execution of our bitcoin strategy, which could have a material adverse effect on our business.
Because of the rights of our two classes of common stock and because Michael J. Saylor, who beneficially owns the majority of our class B common stock, controls a significant portion of our total voting power, Mr. Saylor has significant influence over matters that require approval of our stockholders and as a result could impede a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters
We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of June 30, 2026, there were 19,640,250 shares of class B common stock outstanding, which accounted for approximately 35.8% of the total voting power of our outstanding common stock. As of June 30, 2026, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 19,616,680 shares of class B common stock, or 35.8% of the total voting power. Accordingly, Mr. Saylor has significant influence over matters that require approval of our stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms, elections of our directors, and amendments to our certificate of incorporation and by-laws.
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
Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other securities could depress the price of our listed securities
We may issue and sell additional shares of class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, from January 1, 2026 to July 24, 2026, we issued and sold shares of our STRC Stock, STRK Stock and class A common stock pursuant to our ATM, and our ATM provides significant remaining capacity to issue and sell additional shares of our class A common stock and our preferred stock. See the “Capital Markets Activity” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about our ATM activity.
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
As of June 30, 2026, excluding intercompany indebtedness, we had approximately $6.75 billion in aggregate principal amount of outstanding indebtedness, all of which ranks senior to our Preferred Stock and our common stock. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about our outstanding indebtedness.
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
In addition, subject to limited exceptions for each of our STRF Stock and STRK Stock set forth in the applicable certificate of designations, our board of directors or any duly authorized committee thereof may choose not to declare or pay dividends, as applicable, or may pay less than the full amount of dividends, on our Preferred Stock for any reason. If we fail to declare and pay dividends on any series of our Preferred Stock in full, then the value of that series or our other series of Preferred Stock, as well as our class A common stock, will likely decline. Additionally, any such failure to declare and pay dividends on our Preferred Stock could also impair our ability to sell additional securities pursuant to our ATM program.
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
Holders of our Preferred Stock may be treated as receiving deemed distributions and holders of STRK Stock may receive distributions paid in class A common stock, and consequently may be subject to tax with respect to our Preferred Stock under certain circumstances even though no corresponding distribution of cash has been made
Under Section 305 of the Internal Revenue Code of 1986, as amended (the “Code”), holders of our Preferred Stock may be treated as receiving a deemed distribution on our Preferred Stock under certain circumstances, including (i) an increase in the liquidation preference of our Preferred Stock, (ii) if our Preferred Stock is issued at a discount or (iii) in the case of STRC Stock, if we can call STRC Stock at a price above its issue price. The liquidation preference of the Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, which adjustments may give rise to a deemed distribution to holders of Preferred Stock. See Note 10, “Redeemable Preferred Stock” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, as well as the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information. In addition, if our board of directors does not declare a dividend on our STRF Stock, STRC Stock, STRE Stock, or STRK Stock in respect of any dividend period before the related dividend payment date, the deferred dividend may be treated as an increase in the liquidation preference of our STRF Stock, STRC Stock, STRE Stock or STRK Stock that could give rise to a deemed dividend to holders of STRF Stock, STRC Stock, STRE Stock or STRK Stock. Although the matter is not entirely clear, we believe any deferred dividend on our STRF Stock, STRC Stock, STRE Stock or STRK Stock, any discount on our Preferred Stock, any adjustment of the liquidation preference of the Preferred Stock in accordance with their applicable terms, and, in the case of STRC Stock, any call premium, should not be treated as giving rise to a deemed distribution on our Preferred Stock. However, there is no assurance that the IRS or an applicable withholding agent will not take a contrary position.
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
U.S. holders of our Preferred Stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income and non-U.S. holders may be subject to U.S. federal withholding tax on dividends or deemed dividends on our Preferred Stock
Distributions paid to corporate U.S. holders of our Preferred Stock may be eligible for the dividends-received deduction and distributions paid to non-corporate U.S. holders of our Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes and certain holding period and other requirements are met. We do not have any current or accumulated earnings and profits, and do not expect to generate current earnings and profits in the current year or the foreseeable future. Accordingly, distributions on our Preferred Stock are generally not expected to qualify as dividends for U.S. federal income tax purposes in the current year or the foreseeable future. However, under our board-approved USD Reserve policy, we are now required to maintain a minimum USD Reserve equal to at least 12 months of our current expected annual preferred stock dividend payments and interest obligations, and any reduction below that level requires board authorization. The interest earned on the cash and cash equivalents in which the USD Reserve is held generates current earnings and profits. Should we be required to hold significant additional amounts of cash and cash equivalents in the future under the USD Reserve policy or otherwise, or should interest rates significantly rise, we may generate positive current and/or accumulated earnings and profits, which would cause distributions on our Preferred Stock to be treated, in whole or in part, as "qualified dividend income", as opposed to "return of capital".
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
The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our Preferred Stock
Under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”), if stock of a corporation is structured such that dividends paid with respect to the stock are economically (in whole or in part) a return of the stockholder’s investment (rather than a return on the stockholder’s investment), then the stock is characterized as “fast-pay stock” and is subject to adverse tax reporting requirements and potentially penalties, as described below. In addition, under the Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, stock is presumed to be fast-pay stock if it is structured to have a dividend that is reasonably expected to decline (as opposed to a dividend rate that is reasonably expected to fluctuate or remain constant) or it is issued for an amount that exceeds (by more than a de minimis amount, as determined under applicable Treasury Regulations) the amount at which the stockholder can be compelled to dispose of the stock. For this purpose, the dividend rate may be viewed as reasonably expected to decline if we are reasonably expected to stop paying regular dividends on our Preferred Stock, if the maximum compounded dividend rate (as defined in the certificate of designations for STRF Stock, the “Compounded STRF Dividend Rate”) is in effect with respect to STRF Stock, if we are reasonably expected to reduce the regular dividend rate over a meaningful time period with respect to STRC Stock or the maximum compounded dividend rate (as such term is defined in the certificate of designations for STRE Stock, the “Compounded STRE Dividend Rate”) is in effect with respect to STRE Stock. It is not clear what amount would constitute “de minimis” in the case of stock with a perpetual term.
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
We may issue additional shares of our Preferred Stock (or resell any shares that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares for the purpose of analyzing the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. It is possible, however, that Additional Shares may be issued at a premium above their liquidation preference. As the liquidation preference of the Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, it is generally not expected that the Additional Shares of Preferred Stock would be issued at such a level of premium above their liquidation preference at the time of sale of such Additional Shares so as to implicate the fast-pay stock rules. See Note 10, “Redeemable Preferred Stock” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for additional information. In addition, with respect to STRC Stock, we do not intend to adjust its regular dividend rate in a manner that would cause STRC Stock to be treated as fast-pay stock. Any adjustment to STRC Stock’s regular dividend rate is expected to be consistent with our current intention to maintain STRC Stock’s trading price at or close to its stated amount of $100 per share, and therefore STRC Stock’s dividend rate is generally expected to fluctuate over time. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock.

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
Furthermore, if any Additional Shares are issued at a price that exceeds their liquidation preference, such Additional Shares would constitute “disqualified preferred stock” within the meaning of Section 1059(f)(2) of the Code and any corporate U.S. holder generally will be required to reduce its tax basis (but not below zero) in our Preferred Stock by the amount of any dividends-received deduction it receives. The liquidation preference of our Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, which adjustment may be taken into account for purposes of disqualified preferred stock determination. See Note 10, “Redeemable Preferred Stock”, of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for additional information. If Additional Shares issued are considered disqualified preferred stock, our previously issued Preferred Stock could also be subject to the same treatment as a practical matter due to fungible trading.
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
Our right to unilaterally reduce the regular dividend rate of STRC Stock could cause STRC Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of STRC Stock to decrease, and could otherwise significantly harm investors
STRC Stock accumulates cumulative regular dividends on the stated amount thereof at a variable rate per annum equal to the regular dividend rate per annum then in effect. The most recently announced regular dividend rate per annum for our STRC Stock as of the date of this Quarterly Report was 12.00%. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate per annum applicable to future periods. Our right to adjust the regular dividend rate per annum is subject to certain restrictions. For example, we are not permitted to reduce the regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the monthly SOFR per annum on the first business day of such prior regular dividend period, over (y) the minimum of the monthly SOFR per annum rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a regular dividend rate per annum that is less than the monthly SOFR per annum in effect on the business day before we provide notice of the next regular dividend rate. In addition, we are not entitled to reduce the regular dividend rate per annum of STRC Stock unless, at the time we provide the related notice of the adjustment, all accumulated regular dividends, if any, on the STRC Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full (or have been declared in full and consideration in kind and amount that is sufficient, in accordance with the certificate of designations, to pay such accumulated regular dividends, is set aside for the benefit of the preferred stockholders entitled thereto).
Our current intention, which is subject to change in our sole and absolute discretion, is for STRC Stock to trade over time in a range of approximately $99 to $100 per share, close to its $100 per share stated amount. We intend to evaluate whether to adjust the regular dividend rate per annum for STRC Stock based on a range of factors, including STRC Stock's trading levels, market yields, credit spreads, bitcoin's price and volatility, our USD Reserve coverage, capital market conditions, and our overall capital structure. We will not necessarily increase the STRC Stock regular dividend rate per annum solely because STRC Stock trades below its stated amount. Although management does not currently intend to recommend to our board of directors or an authorized committee any change to the current 12.00% regular dividend rate per annum on STRC Stock until STRC Stock has demonstrated sustained trading near its $100 stated amount, our board of directors or an authorized committee may determine not to maintain that rate. Dividends on STRC Stock remain subject to declaration by our board of directors or an authorized committee and are not guaranteed, and the trading price of STRC Stock may fluctuate for reasons unrelated to the applicable dividend rate. We may be unsuccessful in achieving, or may change, our current intention of attempting to maintain the trading price of STRC Stock in a range of approximately $99 to $100 per share. If we decide to conduct further repurchases of STRC Stock, such repurchases may not cause STRC Stock to trade near its stated amount, increase its liquidity, reduce its volatility, or create or maintain sustainable independent demand. Repurchases may be limited by market conditions, the trading price and liquidity of STRC Stock, our capital-allocation priorities, applicable law, and other factors. Any repurchase program may be modified, suspended or terminated at any time, and we are not obligated to repurchase any minimum number or dollar amount of STRC Stock..
We may, at any time in our sole and absolute discretion, and without the consent of any holder of STRC Stock, choose to reduce the regular dividend rate per annum to the maximum extent permitted by the terms of STRC Stock, without regard to the impact that reduction may have on the trading price or value of STRC Stock. If we reduce the regular dividend rate per annum, then the trading price or value of STRC Stock could decrease significantly. If you hold STRC Stock at the time of such a decrease, the value of your investment could materially depreciate, and you may not be able to resell your STRC Stock at favorable prices, if at all. Moreover, the mere existence of our right to unilaterally reduce the regular dividend rate per annum could, in itself, and without any actual reduction in the regular dividend rate per annum, cause STRC Stock to trade at prices below those that may otherwise be expected.
Notwithstanding the limitations on our ability to reduce the regular dividend rate per annum, the trading price of STRC Stock could decline significantly if, for example, we reduce the dividend rate in successive regular dividend periods, or there is a market expectation that we do so. Further, consecutive reductions of the regular dividend rate on STRC Stock may cause the regular dividend rate on STRC Stock to be viewed as reasonably expected to decline, which could result in adverse consequences to holders of STRC Stock. See “—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our Preferred Stock” above. If we reduce the regular dividend rate per annum to the minimum dividend rate of the monthly SOFR per annum, and the monthly SOFR per annum thereafter increases, we will have no obligation to increase the regular dividend rate per annum to the new monthly SOFR per annum. Moreover, SOFR has a limited history, and its future performance cannot be predicted.
Because we are permitted to exercise our right to adjust the regular dividend rate per annum for any reason, the trading price of STRC Stock could be significantly volatile. For example, we could choose to adjust the regular dividend rate per annum for reasons not directly related to the fair market value of our bitcoin holdings, the credit spreads on our other debt and preferred stock instruments, or the interest rate environment. Accordingly, the trading profile of our STRC Stock could be significantly different than that of our other securities or other securities with variable dividend or interest rate features. Increased volatility could harm investors by, for example, causing wide fluctuations in the implied yield of the STRC Stock and otherwise increasing the uncertainty regarding the price at which investors may resell their STRC Stock, if at all.
Certain provisions of STRC Stock are intended to protect investors in the event we fail to declare and pay regular dividends on STRC Stock. These provisions include restrictions on our ability to make payments on, or engage in certain other transactions relating to, other classes of our capital stock that rank junior to, or on parity with, STRC Stock. Our ability to reduce the regular dividend rate per annum could cause these provisions to be inadequate to protect investors. For example, we could reduce the regular dividend rate per annum to a sufficiently low rate that permits us to pay all accumulated regular dividends and avoid invoking the protective measures of these provisions.
We may be unsuccessful in achieving STRC Stock trading at prices, or otherwise having a value, near its stated amount of $100 per share
Our current intention, which is subject to change in our sole and absolute discretion, is to have STRC Stock trade price at or close to its stated amount of $100 per share. To this end, we may adjust the regular dividend rate per annum on our STRC Stock, repurchase STRC Stock, manage the USD Reserve, monetize bitcoin, modify issuance activity, or take other actions that we believe may further this objective. However, we have no obligation to do so, and we may not necessarily continue to attempt to do so. Even if we attempt to achieve our current stated intention in the manner described above, any adjustments we make, or any other actions we take, may fail to achieve or maintain the trading price or value of STRC Stock near $100 per share. For example, if STRC Stock is trading at a price per share above $100 and we reduce the regular dividend rate per annum with the goal of decreasing the trading price per share of STRC Stock to $100, such reduction may cause the trading price of STRC Stock to decrease by a greater amount than we anticipate, such that the trading price per share of STRC Stock may decrease below $100. Similarly, if STRC Stock is trading at a price per share below $100 and we increase the regular dividend rate per annum with the goal of increasing the trading price per share of STRC Stock to $100, such increase may cause the trading price of STRC Stock to increase by a lesser amount than we anticipate, such that the trading price per share of STRC Stock may remain below $100.
Further, for any additional shares of STRC Stock that we issue under the ATM of STRC Stock, our current intention (which is subject to change in our sole and absolute discretion) is not to issue any such shares of STRC Stock at a price per share below $100. However, we may issue any additional shares of STRC Stock at any price we choose.
Like any other security, the trading price or value of STRC Stock will depend on a wide range of factors, including those described elsewhere in Part II, Item 1A "Risk Factors" of this Quarterly Report, many of which are beyond our control.

While we expect that the dividend rate on STRC Stock will directly impact its trading price or value, there are many other factors that could have equal or more significant impacts. Any adjustment we make to the regular dividend rate per annum of STRC Stock that is designed to achieve a specified trading price or value will, necessarily, be based on assumptions regarding those other factors. These assumptions will always be inaccurate or incomplete to some degree, and potentially to a material extent. Moreover, even if such an adjustment initially achieves a specified trading price or value, the trading price or value may fluctuate significantly throughout the relevant regular dividend period before we have an opportunity to adjust the regular dividend rate per annum for the next regular dividend period.
Importantly, the mere existence of our right to unilaterally adjust the regular dividend rate per annum will impact the trading price and value of STRC Stock. Specifically, we expect the trading price of STRC Stock at any time to reflect the market’s expectations at that time regarding how we will exercise this right in the foreseeable future. Comments we make regarding our intentions regarding the adjustment of the regular dividend rate per annum could also impact the trading price and value of STRC Stock. Modeling the impact of market expectations on the trading price of STRC Stock may be impossible. For example, if we increase, or announce an intention to increase, the regular dividend rate per annum, then the trading price of STRC Stock may in fact decrease if the market expected us to make a larger increase.
From time to time, we may publicly disclose our expected policies regarding adjustments to the regular dividend rate per annum of STRC Stock. These disclosures may include specific numerical frameworks setting forth the amount of any change to the regular dividend rate per annum that we intend to make based on the trading price of STRC Stock or other metrics and/or considerations. In all cases, these disclosures refer only to our current intent as of the time of the applicable disclosure; they are neither a guarantee that STRC Stock will trade at a specified price in response to any changes to the regular dividend rate per annum, nor a guarantee that we will make any specific adjustment to the regular dividend rate per annum. Moreover, we are free to abandon our stated intent, as described above, or any policies or frameworks that we may subsequently disclose publicly, at any time in our sole and absolute discretion and without the consent of any preferred stockholder. See “—Our right to unilaterally reduce the regular dividend rate of STRC Stock could cause STRC Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of STRC Stock to decrease, and could otherwise significantly harm investors” above.
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
Risks Related to Our Outstanding and Potential Future Indebtedness
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities
As of June 30, 2026, we had approximately $6.75 billion of outstanding indebtedness. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6, "Long-term Debt," to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, for additional information about our outstanding indebtedness and associated contractual interest obligations.
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
We may be unable to service our indebtedness, which could cause us to default on our debt obligations and could force us into bankruptcy or liquidation
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which is influenced, in part, by general economic, financial, competitive, legislative, regulatory, counterparty business, and other risks that are beyond our control, including the availability of financing in the U.S. banking and capital markets. We do not expect cash generated by our software operations to be sufficient to satisfy our short-term or long-term liquidity needs. However, we expect to be able to satisfy such needs through one or more available sources of liquidity, including cash and cash equivalents we hold in the USD Reserve, proceeds from the sale of bitcoin, proceeds from sales of our class A common stock and preferred stock under our ATM and proceeds from additional equity or debt financings. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets such as our bitcoin, seek additional capital, or restructure or refinance our indebtedness, and we may be required to take these actions under unfavorable market conditions. We cannot assure investors that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to refinance our indebtedness, or to fund our other liquidity needs. Even if refinancing indebtedness is available, any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or our financial covenants, which could cause us to default on our debt obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
On June 29, 2026, as part of our Digital Credit Capital Framework, our board of directors authorized (i) a repurchase program for up to $1.0 billion aggregate purchase price of our outstanding Preferred Stock and (ii) a repurchase program for up to $1.0 billion aggregate purchase price of our class A common stock. Neither program obligates us to acquire any particular amount of securities, and each has no fixed expiration date and may be modified, suspended, or terminated at any time. For a description of these programs, see the "Liquidity and Capital Resources—Digital Credit Capital Framework" section in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.
During the three months ended June 30, 2026, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act, and no repurchases were made under either repurchase program. From July 1 through July 24, 2026, we repurchased 288,930 shares of STRC Stock under the Preferred Stock repurchase program, as described in Note 15, Subsequent Events, to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report and in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.
Item 5. Other Information
Rule 10b5-1 Information
None of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report.
Director Compensation and Committee Matters
In June 2026, upon the recommendation of the Nominating Committee of our board of directors, our board of directors increased the size of the Compensation Committee from two to three directors and appointed Gregg J. Winiarski to the Compensation Committee, effective immediately. Our board of directors determined that Mr. Winiarski satisfies the independence and other requirements for Compensation Committee membership established by Nasdaq and the SEC, including that he qualifies as a "non-employee director" within the meaning of Rule 16b-3 promulgated under the Exchange Act. Following the appointment, the Compensation Committee consists of Jarrod M. Patten, Carl J. Rickertsen and Mr. Winiarski, with Mr. Rickertsen serving as its Chairman.
On July 28, 2026, our board of directors approved the following board governance matters:
Reconstitution of the Nominating Committee as the Nominating and Corporate Governance Committee. Our board of directors amended and restated the charter of its Nominating Committee to expand the committee's purpose and responsibilities to include corporate governance matters and renamed the committee the "Nominating and Corporate Governance Committee." The committee continues in existence as the same standing committee of our board of directors, without interruption. In connection with the foregoing, our board of directors appointed Carl J. Rickertsen, Stephen X. Graham and Brian P. Brooks as the members of the Nominating and Corporate Governance Committee, with Mr. Rickertsen serving as its Chairman.
Compensation of the Nominating and Corporate Governance Committee. Upon the recommendation of the Compensation Committee, our board of directors approved compensation for service on the Nominating and Corporate Governance Committee of $20,000 per year for each member, with the Chairman of the Nominating and Corporate Governance Committee entitled to receive additional compensation of $10,000 per year, in each case effective upon the amendment and restatement of the committee's charter.
Establishment of the Capital Management Committee. Our board of directors established a new standing Capital Management Committee and appointed Michael J. Saylor, Stephen X. Graham and Carl J. Rickertsen as its members. In connection therewith, our board of directors dissolved the Investments Committee, which had general oversight responsibility with respect to our bitcoin strategy, and the Pricing and Finance Committee, which had general oversight responsibility with respect to our capital markets activities (including our ATMs), and re-delegated to the Capital Management Committee the authority previously held by those committees.

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

3.9
Amended and Restated Certificate of Designations of Variable Rate Series A Perpetual Stretch Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2026 (File No. 001-42509)).

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

3.17
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

4.17
Form of Certificate of Variable Rate Series A Perpetual Stretch Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on June 15, 2026 (File No. 001-42509)).

4.18
Form of Certificate of 10.00% Series A Perpetual Stream Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2025 (File No. 001-42509)).

10.1
Omnibus Sales Agreement, dated as of November 4, 2025, as amended and supplemented to date, by and among Strategy and TD Securities (USA) LLC, The Benchmark Company, LLC, StoneX Financial Inc., A.G.P./Alliance Global Partners, Barclays Capital Inc., BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Clear Street LLC, Compass Point Research & Trading, LLC, H.C. Wainwright & Co., LLC, Keefe, Bruyette & Woods, Inc., Maxim Group LLC, Mizuho Securities USA LLC, Moelis & Company LLC, Morgan Stanley & Co. LLC, Santander US Capital Markets LLC, SG Americas Securities, LLC, and TCBI Securities, Inc., doing business as Texas Capital Securities, as sales agents (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2026 (File No. 001-42509)).

10.2†	Summary of Director Fees, Equity Grants, Perquisites, and Associated Other Compensation Arrangements for Non-Employee Directors.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
___________
† Management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGY INC

	By:	/s/ Andrew Kang
Andrew Kang
Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 3, 2026