Form 10-Q
period 2026-09-30
Strategy Inc
filed 2026-11-02
CIK 1050446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 25, 2026, the registrant had 402,714,357 and 19,640,250 shares of class A common stock and class B common stock outstanding, respectively.

STRATEGY INC
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGY INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,501,456	$2,301,470
Restricted cash	1,671	1,873
Short-term investments	3,404,457	—
Accounts receivable, net	129,933	205,748
Prepaid expenses and other current assets	70,096	55,046
Total current assets	6,107,613	2,564,137
Digital assets	70,824,007	58,854,028
Property and equipment, net	27,223	28,858
Right-of-use assets	60,684	46,975
Deposits and other assets	126,875	142,577
Deferred tax assets	5,147	4,507
Total assets	$77,151,549	$61,641,082
Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Current portion of long-term debt, net	$1,045,669	$31,313
Accounts payable, accrued expenses, and operating lease liabilities	79,298	50,335
Accrued compensation and employee benefits	37,265	69,986
Accrued interest	5,970	5,619
Preferred dividends payable	136,447	27,121
Deferred revenue and advance payments	206,722	272,118
Total current liabilities	1,511,371	456,492
Long-term debt, net	5,669,745	8,158,842
Deferred revenue and advance payments	2,706	5,451
Operating lease liabilities	60,813	46,135
Other long-term liabilities	5,031	4,736
Deferred tax liabilities	1,404,407	1,926,454
Total liabilities	8,654,073	10,598,110
Commitments and Contingencies
Mezzanine Equity
Series A Perpetual Preferred Stock, $0.001 par value; 411,023 and 442,361 shares authorized; 139,599 and 78,183 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively; redemption value and liquidation preference of $14,109,839 and $8,032,324 at September 30, 2026 and December 31, 2025, respectively	13,056,250	6,919,514
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 593,977 and 562,639 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.001 par value; 10,330,000 and 10,330,000 shares authorized, 402,338 and 292,422 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	402	292
Class B common stock, $0.001 par value; 165,000 shares authorized, 19,640 shares issued and outstanding at both September 30, 2026 and December 31, 2025	20	20
Additional paid-in capital	51,516,192	37,806,554
Accumulated other comprehensive loss	(14,273)	(5,171)
Retained earnings	3,938,885	6,321,763
Total stockholders’ equity	55,441,226	44,123,458
Total liabilities, mezzanine equity and stockholders' equity	$77,151,549	$61,641,082
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product licenses	$3,829	$17,373	$12,997	$31,820
Subscription services	68,590	45,972	190,327	123,899
Total product licenses and subscription services	72,419	63,345	203,324	155,719
Product support	37,681	51,118	122,116	155,728
Other services	15,327	14,228	46,655	42,798
Total revenues	125,427	128,691	372,095	354,245
Cost of revenues:
Product licenses	1,142	632	3,585	2,765
Subscription services	19,220	19,594	64,434	49,929
Total product licenses and subscription services	20,362	20,226	68,019	52,694
Product support	5,275	7,157	17,096	21,802
Other services	10,156	10,630	32,442	33,238
Total cost of revenues	35,793	38,013	117,557	107,734
Gross profit	89,634	90,678	254,538	246,511
Operating expenses:
Sales and marketing	32,268	29,908	102,659	91,131
Research and development	24,061	22,602	71,825	71,096
General and administrative	35,905	38,173	113,179	115,220
(Gain) loss on digital assets	(20,912,392)	(3,890,847)	1,858,452	(12,032,356)
Total operating (income) expenses	(20,820,158)	(3,800,164)	2,146,115	(11,754,909)
Income (loss) from operations	20,909,792	3,890,842	(1,891,577)	12,001,420
Interest income	47,050	121	79,527	313
Interest expense	(15,380)	(19,011)	(47,283)	(54,206)
Gain on debt extinguishment	—	—	113,916	—
Other income (expense), net	821	(716)	4,151	(12,923)
Income (loss) before income taxes	20,942,283	3,871,236	(1,741,266)	11,934,604
Provision for (benefit from) income taxes	1,409,311	1,086,212	(511,940)	3,346,104
Net income (loss)	19,532,972	2,785,024	(1,229,326)	8,588,500
Dividends on preferred stock	(419,556)	(139,898)	(1,049,744)	(198,040)
Deemed contribution related to preferred stock repurchases	5,517	—	5,517	—
Net income (loss) attributable to common stockholders of Strategy	$19,118,933	$2,645,126	$(2,273,553)	$8,390,460
Basic earnings (loss) per common share (1)	$47.78	$9.30	$(6.27)	$30.83
Weighted average common shares outstanding - Basic	400,148	284,376	362,441	272,143
Diluted earnings (loss) per common share (1)	$44.75	$8.42	$(6.27)	$27.71
Weighted average common shares outstanding - Diluted	428,049	315,393	362,441	303,986
(1) Basic and fully diluted earnings (loss) per common share for class A and class B common stock are the same.
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$19,532,972	$2,785,024	$(1,229,326)	$8,588,500
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(1,257)	(93)	(4,218)	10,271
Unrealized loss on short-term investments	(4,583)	—	(4,884)	—
Total other comprehensive (loss) income	(5,840)	(93)	(9,102)	10,271
Comprehensive income (loss)	$19,527,132	$2,784,931	$(1,238,428)	$8,598,771
The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual Preferred Stock		Total Stockholders' Equity	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Shares	Amount		Shares	Amount	Shares	Amount
Balance at June 30, 2026	153,529	$14,440,895	$30,886,088	351,963	$352	19,640	$20	$46,092,908	$(8,433)	$(15,198,759)
Net income	—	—	19,532,972	—	—	—	—	—	—	19,532,972
Other comprehensive loss	—	—	(5,840)	—	—	—	—	—	(5,840)	—
Preferred stock cash dividends declared	—	—	(400,845)	—	—	—	—	—	—	(400,845)
Issuance of class A common stock under stock incentive plans	—	—	3,265	77	—	—	—	3,265	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	5,406,890	50,298	50	—	—	5,406,840	—	—
Share-based compensation expense	—	—	13,179	—	—	—	—	13,179	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Repurchase of preferred stock	(13,930)	(1,384,645)	—	—	—	—	—	—	—	—
Deemed contribution on repurchase of preferred stock	—	—	5,517	—	—	—	—	—	—	5,517
Balance at September 30, 2026	139,599	$13,056,250	$55,441,226	402,338	$402	19,640	$20	$51,516,192	$(14,273)	$3,938,885

Balance at June 30, 2025	34,033	$2,893,921	$47,477,044	261,318	$261	19,640	$20	$31,158,044	$(5,020)	$16,323,739
Net income	—	—	2,785,024	—	—	—	—	—	—	2,785,024
Other comprehensive loss	—	—	(93)	—	—	—	—	—	(93)	—
Preferred stock cash dividends declared	—	—	(163,706)	—	—	—	—	—	—	(163,706)
Issuance of class A common stock under stock incentive plans	—	—	17,602	438	—	—	—	17,602	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	2,199,360	5,712	6	—	—	2,199,354	—	—
Issuance of class A common stock upon conversions of convertible senior notes	—	—	4	—	—	—	—	4	—	—
Share-based compensation expense	—	—	15,483	—	—	—	—	15,483	—	—
Issuance of preferred stock	31,854	2,892,409	—	—	—	—	—	—	—	—
Balance at September 30, 2025	65,887	$5,786,330	$52,330,718	267,468	$267	19,640	$20	$33,390,487	$(5,113)	$18,945,057

STRATEGY INC
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Mezzanine Equity		Stockholders' Equity
	Perpetual Preferred Stock		Total Stockholders' Equity	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
	Shares	Amount		Shares	Amount	Shares	Amount
Balance at January 1, 2026	78,183	$6,919,514	$44,123,458	292,422	$292	19,640	$20	$37,806,554	$(5,171)	$6,321,763
Net loss	—	—	(1,229,326)	—	—	—	—	—	—	(1,229,326)
Other comprehensive loss	—	—	(9,102)	—	—	—	—	—	(9,102)	—
Preferred stock cash dividends declared	—	—	(1,159,069)	—	—	—	—	—	—	(1,159,069)
Issuance of class A common stock under stock incentive plans	—	—	26,686	1,163	1	—	—	26,685	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	13,642,442	108,753	109	—	—	13,642,333	—	—
Share-based compensation expense	—	—	40,620	—	—	—	—	40,620	—	—
Issuance of preferred stock	75,346	7,521,381	—	—	—	—	—	—	—	—
Repurchase of preferred stock	(13,930)	(1,384,645)	—	—	—	—	—	—	—	—
Deemed contribution on repurchase of preferred stock	—	—	5,517	—	—	—	—	—	—	5,517
Balance at September 30, 2026	139,599	$13,056,250	$55,441,226	402,338	$402	19,640	$20	$51,516,192	$(14,273)	$3,938,885

Balance at January 1, 2025	—	$—	$30,976,362	226,138	$226	19,640	$20	$20,411,998	$(15,384)	$10,579,502
Net income	—	—	8,588,500	—	—	—	—	—	—	8,588,500
Other			(1,097)	—	—	—	—	—	—	(1,097)
Other comprehensive income	—	—	10,271	—	—	—	—	—	10,271	—
Preferred stock cash dividends declared	—	—	(221,848)	—	—	—	—	—	—	(221,848)
Issuance of class A common stock under stock incentive plans	—	—	42,175	1,394	1	—	—	42,174	—	—
Issuance of class A common stock under public offerings, net of issuance costs	—	—	11,847,257	32,562	33	—	—	11,847,224	—	—
Issuance of class A common stock upon conversions of convertible senior notes	—	—	1,045,219	7,374	7	—	—	1,045,212	—	—
Share-based compensation expense	—	—	43,879	—	—	—	—	43,879	—	—
Issuance of preferred stock	65,887	5,786,330	—	—	—	—	—	—	—	—
Balance at September 30, 2025	65,887	$5,786,330	$52,330,718	267,468	$267	19,640	$20	$33,390,487	$(5,113)	$18,945,057

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATEGY INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(1,229,326)	$8,588,500
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,380	19,888
Reduction in carrying amount of right-of-use assets	4,142	6,796
Deferred taxes	(520,809)	3,336,445
Share-based compensation expense	40,620	43,044
Loss (gain) on digital assets	1,858,452	(12,032,356)
Amortization of issuance costs on long-term debt	18,272	18,911
Gain on debt extinguishment	(113,916)	—
Other	(13,341)	—
Changes in operating assets and liabilities:
Accounts receivable	637	24,324
Prepaid expenses and other current assets	(16,388)	(19,129)
Deposits and other assets	154	1,720
Accounts payable and accrued expenses	(2,586)	6,709
Accrued compensation and employee benefits	(44,139)	(40,399)
Accrued interest	351	421
Deferred revenue and advance payments	5,008	7,027
Operating lease liabilities and long-term liabilities	(5,244)	(7,513)
Net cash provided by (used in) operating activities	14,267	(45,612)
Investing activities:
Purchases of digital assets	(14,260,194)	(19,382,948)
Proceeds from sale of digital assets	431,763	—
Advance deposits on purchases of property and equipment	—	(27,000)
Purchases of property and equipment	(3,181)	(7,628)
Purchases of short-term investments	(3,734,296)	—
Proceeds from sales and maturities of short-term investments	337,590	—
Net cash used in investing activities	(17,228,318)	(19,417,576)
Financing activities:
Proceeds from sale of common stock under public offerings	13,658,465	11,865,945
Issuance costs paid related to sale of common stock under public offerings	(16,023)	(20,323)
Proceeds from sale of preferred stock under public offerings	7,534,966	5,888,450
Issuance costs paid related to sale of preferred stock under public offerings	(16,278)	(106,859)
Repurchase of preferred stock	(1,342,367)	—
Dividends paid on preferred stock	(1,048,298)	(197,922)
Proceeds from exercise of stock options	22,083	36,739
Proceeds from sales under employee stock purchase plan	4,603	5,435
Repayment of convertible notes	(1,378,649)	—
Principal payments of other long-term secured debt	(449)	(423)
Proceeds from convertible senior notes	—	2,000,000
Issuance costs paid for convertible senior notes	—	(15,057)
Payments to settle conversions and redemption of convertible senior notes	—	(143)
Proceeds from other long-term secured debt, net of lender fees	—	21,000
Net cash provided by financing activities	17,418,053	19,476,842
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(4,218)	2,649
Net increase in cash, cash equivalents, and restricted cash	199,784	16,303
Cash, cash equivalents, and restricted cash, beginning of period	2,303,343	39,897
Cash, cash equivalents, and restricted cash, end of period	$2,503,127	$56,200
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
Certain prior period amounts have been reclassified or aggregated to conform to the current period presentation. These changes did not have a material impact on the Company’s Consolidated Financial Statements and no underlying accounting policies or measurement bases have changed.
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
Repurchases of Preferred Stock
The Company accounts for repurchases of its Preferred Stock (as defined in Note 10, Redeemable Preferred Stock) as extinguishments. The repurchased Preferred Stock is derecognized from mezzanine equity at its net carrying amount, and the difference between the net carrying amount and the consideration paid, is recorded within accumulated deficit and treated as a deemed contribution (or deemed dividend) in determining net income (loss) attributable to common stockholders.
(2) Recent Accounting Standards
The following Accounting Standards Updates (“ASU”) were issued by the Financial Accounting Standards Board ("FASB") but have not yet been adopted:
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
In September 2025, the FASB issued ASU 2025-06, Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). Upon adoption, the Company will be required to account for internal-use software under the updated capitalization criteria. The standard is effective for the Company's interim and annual 2028 periods, with early adoption permitted. The standard can be applied either prospectively, retrospectively, or under a modified transition approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements as well as its method of adoption.
(3) Digital Assets
The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other, and ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets. The Company’s digital assets are initially recorded at cost. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, bitcoin assets are measured at fair value as of each reporting period. The Company determines the fair value of its bitcoin in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value and gains or losses on sales are recognized in net income within “(Gain) loss on digital assets” within operating expenses in the Company’s Consolidated Statements of Operations.

The following table summarizes the Company’s digital asset holdings as of:

(in thousands, except number of bitcoins)	September 30, 2026	December 31, 2025
Approximate number of bitcoins held	847,666	672,500
Digital asset cost basis	$63,945,036	$50,435,331
Digital asset fair value	$70,824,007	$58,854,028
The following table summarizes the Company’s digital asset purchases, digital asset sales, and (gain) loss on digital assets for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of bitcoins)	2026	2025	2026	2025
Approximate number of bitcoins purchased	7,218	42,706	182,113	192,561
Digital asset purchases	$588,093	$4,952,080	$14,260,194	$19,382,948
Approximate number of bitcoins sold	5,552	—	6,947	—
Digital asset sales	$348,558	—	$431,763	—
(Gain) loss on digital assets	$(20,912,392)	$(3,890,847)	$1,858,452	$(12,032,356)
From time to time, the Company’s execution partners may extend short-term trade credits to the Company and to MacroStrategy LLC (“MacroStrategy”), a wholly-owned subsidiary of the Company, to purchase bitcoin in advance of using cash funds in their respective trading accounts. Trade credits are due and payable after the bitcoin purchases are completed. During the nine months ended September 30, 2026 and 2025, certain bitcoin of the Company and MacroStrategy were subject to a first priority security interest and lien in order to secure payments owed by the Company or MacroStrategy with respect to these arrangements. While trade credits are outstanding, the Company and MacroStrategy may incur interest fees and be required to maintain minimum balances in their trading and custody accounts with such execution partners. As of September 30, 2026, neither the Company nor MacroStrategy had any outstanding trade credits payable.
The vast majority of the Company’s assets are concentrated in its bitcoin holdings. Bitcoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding bitcoin does not generate any cash flows and involves custodial fees and other costs. Additionally, bitcoin has historically experienced significant price volatility, and a significant decrease in the price of bitcoin would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding bitcoin also exposes it to counterparty risks with respect to the custody of its bitcoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations.
(4) Short-term Investments
As of September 30, 2026, the Company's short-term investments consisted of U.S. Treasury securities and certificates of deposit, each with an original maturity greater than three months and a remaining maturity of one year or less. These are presented within “Short-term investments” on the Consolidated Balance Sheets. The Company held no short-term investments as of December 31, 2025.
The Company's U.S. Treasury securities are classified as available-for-sale and reported at fair value, based on quoted prices in active markets (Level 1), with unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income (loss). As of September 30, 2026, their amortized cost and fair value were $2.91 billion and $2.90 billion, respectively, and gross unrealized gains and losses were not material. No allowance for credit losses was recognized because any unrealized losses are attributable to changes in interest rates rather than credit, the securities are backed by the full faith and credit of the U.S. government, and the Company does not intend to sell them, nor is it more likely than not to be required to sell them, before recovery of their amortized cost basis. There were no sales of these securities during the three months ended September 30, 2026. For the nine months then ended, sale proceeds were $99.4 million, and gross realized gains and losses were not material.
Certificates of deposit are non-negotiable and carried at amortized cost, which was $500.0 million as of September 30, 2026. Because of their short remaining maturities, this approximates fair value, which would be classified within Level 2.

No allowance for credit losses was recorded, as expected credit losses were not material given those maturities and the credit standing of the issuing institution.
The certificates of deposit are held with a single U.S. financial institution, creating a concentration of credit risk. As of September 30, 2026, substantially all of the $500.0 million exceeds the $250,000 Federal Deposit Insurance Corporation (“FDIC”) limit per depositor per institution, and that uninsured amount is the Company's maximum exposure to loss. The deposits are not collateralized or subject to master netting arrangements. The Company monitors the institution's credit standing and has not experienced any losses on these balances.

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
Accounts receivable consisted of the following, as of:

(in thousands)	September 30, 2026	December 31, 2025
Billed and billable	$132,904	$209,094
Less: allowance for credit losses	(2,971)	(3,346)
Accounts receivable, net	$129,933	$205,748
Changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2026.
Rights to consideration that are subject to a condition other than the passage of time are considered contract assets until they are expected to become unconditional and transfer to accounts receivable. Current contract assets included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets consisted of $17.2 million and $9.7 million, as of September 30, 2026 and December 31, 2025, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. Non-current contract assets included in “Deposits and other assets” in the Consolidated Balance Sheets consisted of $9.7 million and $4.7 million, as of September 30, 2026 and December 31, 2025, respectively, related to performance obligations or services being rendered in advance of future invoicing associated with multi-year contracts. During the three and nine months ended September 30, 2026 and 2025, there were no significant impairments to the Company’s contract assets, nor were there any significant changes in the timing of the Company’s contract assets being reclassified to accounts receivable.
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
During the three and nine months ended September 30, 2026, the Company recognized revenues of $57.7 million and $232.6 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2026. During the three and nine months ended September 30, 2025, the Company recognized revenues of $52.2 million and $209.0 million, respectively, from amounts included in the total deferred revenue and advance payments balances at the beginning of 2025. For the three and nine months ended September 30, 2026 and 2025, there were no significant changes in the timing of revenue recognition on the Company’s deferred balances.
The Company’s remaining performance obligation represents all future revenue under contract and includes deferred revenue and advance payments and billable non-cancellable amounts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation excludes contracts that are billed in arrears, such as certain time and materials contracts. The portions of multi-year contracts that will be invoiced in the future are not presented on the balance sheet within accounts receivable and deferred revenues and are instead included in the following remaining performance obligations disclosure. As of September 30, 2026, the Company had an aggregate transaction price of $576.6 million allocated to the remaining performance obligation related to subscription services, product support, product licenses, and other services contracts. The Company expects to recognize $334.2 million within the next 12 months and the remainder thereafter.
(6) Long-term Debt
The net carrying value of the Company’s outstanding debt consisted of the following, as of:

(in thousands)	September 30, 2026	December 31, 2025
2028 Convertible Notes	$1,005,909	$1,002,736
2029 Convertible Notes	1,493,893	2,982,316
2030A Convertible Notes	792,092	789,109
2030B Convertible Notes	1,992,871	1,989,115
2031 Convertible Notes	598,707	596,843
2032 Convertible Notes	792,182	790,113
Other long-term secured debt	39,760	39,923
Total	$6,715,414	$8,190,155
Reported as:
Current portion of long-term debt, net	$1,045,669	$31,313
Long-term debt, net	5,669,745	8,158,842
Total	$6,715,414	$8,190,155
Convertible Senior Notes
As of September 30, 2026, the following convertible notes were outstanding (the “Outstanding Convertible Notes”):
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
iii.(a) in the case of the 2028 Convertible Notes, 2029 Convertible Notes, 2030A Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes, the Company calls any or all of such Outstanding Convertible Notes for redemption, then a holder may surrender all or any part of such of its Outstanding Convertible Notes as called for redemption for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (b) in the case of the 2030B Convertible Notes, the Company calls any 2030B Convertible Notes for redemption, then the holders of such 2030B Convertible Notes may convert such 2030B Convertible Notes at any time before the close of business on the second business day immediately before the related redemption date; and
iv.upon occurrence of specified corporate events as described in each applicable indenture governing the respective Outstanding Convertible Notes.
(10)The Company may redeem for cash all or a portion of the Outstanding Convertible Notes at its option, on or after the stated dates, if the last reported sale price of the Company’s class A common stock has been at least 130% of the conversion price of the respective Outstanding Convertible Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Outstanding Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. See “Partial Extinguishment of Convertible Notes” below for information regarding the Company’s repurchase of certain of its 2029 Convertible Notes.
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

Partial Extinguishment of Convertible Notes
On May 19, 2026, the Company completed privately negotiated repurchase transactions with certain holders of its outstanding 2029 Convertible Notes, pursuant to which the Company repurchased and canceled $1.50 billion aggregate principal amount of the 2029 Convertible Notes. The aggregate repurchase price, including third-party transaction costs, was $1.38 billion. The net carrying amount of the repurchased 2029 Convertible Notes was approximately $1.49 billion, reflecting the $1.50 billion principal amount repurchased, net of the related pro rata allocation of unamortized debt issuance costs. As a result, the Company recognized a gain on debt extinguishment of approximately $113.9 million in the Company’s Consolidated Statements of Operations during the second quarter of 2026. Following the repurchase, $1.50 billion aggregate principal amount of the 2029 Convertible Notes remained outstanding as of September 30, 2026.
Conversions and Redemption of Convertible Notes
During the nine months ended September 30, 2026, the Outstanding Convertible Notes were not convertible and the Company did not receive any conversion requests.
Collective Convertible Notes Disclosures
As of September 30, 2026, the maximum number of shares into which the Outstanding Convertible Notes could have been potentially converted if the conversion features were triggered at the conversion rates then in effect based on the Outstanding Convertible Notes then outstanding on such date was:
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
While none of the Outstanding Convertible Notes were convertible during the nine months ended September 30, 2026, the Outstanding Convertible Notes may be convertible in future periods if one or more of the conversion conditions are satisfied during future measurement periods. See "Convertible Senior Notes" above for additional information.
As of September 30, 2026, the net carrying value of the 2028 Convertible Notes of $1.01 billion was classified as a current liability in the “Current portion of long-term debt, net” line item, and the net carrying value of the remaining Outstanding Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item, in the Company’s Consolidated Balance Sheets. As of December 31, 2025, the net carrying value of the Outstanding Convertible Notes was classified as a long-term liability in the “Long-term debt, net” line item in the Company’s Consolidated Balance Sheets.
The following table presents the net carrying value and fair value of the Company’s Outstanding Convertible Notes as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Outstanding Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Leveling
2028 Convertible Notes	$1,010,000	$(4,091)	$1,005,909	$1,204,940	Level 2
2029 Convertible Notes	1,500,000	(6,107)	1,493,893	1,373,565	Level 2
2030A Convertible Notes	800,000	(7,908)	792,092	1,042,888	Level 2
2030B Convertible Notes	2,000,000	(7,129)	1,992,871	1,892,020	Level 2
2031 Convertible Notes	603,659	(4,952)	598,707	662,812	Level 2
2032 Convertible Notes	800,000	(7,818)	792,182	960,152	Level 2
Total	$6,713,659	$(38,005)	$6,675,654	$7,136,377

	December 31, 2025
	Outstanding Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Fair Value
(in thousands)				Amount	Leveling
2028 Convertible Notes	$1,010,000	$(7,264)	$1,002,736	$1,214,525	Level 2
2029 Convertible Notes	3,000,000	(17,684)	2,982,316	2,468,832	Level 2
2030A Convertible Notes	800,000	(10,891)	789,109	1,014,071	Level 2
2030B Convertible Notes	2,000,000	(10,885)	1,989,115	1,728,262	Level 2
2031 Convertible Notes	603,659	(6,816)	596,843	621,950	Level 2
2032 Convertible Notes	800,000	(9,887)	790,113	892,562	Level 2
Total	$8,213,659	$(63,427)	$8,150,232	$7,940,202
The fair value of the Outstanding Convertible Notes is determined using observable market data other than quoted prices, specifically the last traded price at the end of the reporting period of identical instruments in the over-the-counter market (Level 2).
For the three months ended September 30, 2026 and 2025 interest expense related to the Convertible Notes was as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in thousands)	Contractual Interest Expense	Amortization of Issuance Costs	Total	Contractual Interest Expense	Amortization of Issuance Costs	Total
2028 Convertible Notes	$1,578	$1,060	$2,638	$1,578	$1,049	$2,627
2029 Convertible Notes	—	912	912	—	1,820	1,820
2030A Convertible Notes	1,250	996	2,246	1,250	986	2,236
2030B Convertible Notes	—	1,252	1,252	—	1,250	1,250
2031 Convertible Notes	1,321	624	1,945	1,321	615	1,936
2032 Convertible Notes	4,500	694	5,194	4,500	676	5,176
Total	$8,649	$5,538	$14,187	$8,649	$6,396	$15,045
For the nine months ended September 30, 2026 and 2025 interest expense related to the Convertible Notes was as follows:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in thousands)	Contractual Interest Expense	Amortization of Issuance Costs	Total	Contractual Interest Expense	Amortization of Issuance Costs	Total
2027 Convertible Notes	$—	$—	$—	$—	$401	$401
2028 Convertible Notes	4,734	3,173	7,907	4,734	3,140	7,874
2029 Convertible Notes	—	4,143	4,143	—	5,457	5,457
2030A Convertible Notes	3,750	2,982	6,732	3,750	2,949	6,699
2030B Convertible Notes	—	3,756	3,756	—	3,012	3,012
2031 Convertible Notes	3,962	1,864	5,826	3,962	1,840	5,802
2032 Convertible Notes	13,500	2,069	15,569	13,500	2,016	15,516
Total	$25,946	$17,987	$43,933	$25,946	$18,815	$44,761
For the three and nine months ended September 30, 2026, the Company paid $8.3 million and $25.6 million, respectively, in interest related to the Convertible Notes. For the three and nine months ended September 30, 2025, the Company paid $8.3 million and $25.5 million, respectively, in interest related to the Convertible Notes. The Company has not paid any additional interest or special interest related to the Convertible Notes to date.

Other long-term secured debt
In June 2022, the Company, through a wholly-owned subsidiary, entered into a secured term loan agreement in the amount of $11.1 million, bearing interest at an annual rate of 5.2%, and maturing in June 2027. The loan is secured by certain non-bitcoin assets of the Company that are not otherwise serving as collateral for any of the Company’s other indebtedness.
In June 2025, the Company entered into a loan agreement that provides for aggregate borrowings of up to $31.1 million, available in multiple tranches, to fund a capital asset purchase. Amounts outstanding under the loan bear interest, with respect to each tranche, at a variable rate equal to the one-year Secured Overnight Financing Rate plus 4.24%. The loan is secured by non-bitcoin assets that are not otherwise serving as collateral for any of the Company’s other indebtedness. The loan will mature in the fourth quarter of 2026.
After monthly payments made under the terms of these other long-term secured debt agreements, the other long-term secured debt had an aggregate net carrying value of $39.8 million and $39.9 million as of September 30, 2026 and December 31, 2025, respectively, and an aggregate outstanding principal balance of $39.9 million and $40.3 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, $39.8 million and $31.3 million of the respective net carrying values were short-term and were presented in “Current portion of long-term debt, net” in the Consolidated Balance Sheets.
Maturities
The following table shows the maturities of the Company’s debt instruments outstanding as of September 30, 2026. The principal payments related to the Outstanding Convertible Notes are included in the table below as if the holders exercised their right to require the Company to repurchase all of the respective convertible notes on their respective Date of Holder Put Option.

Payments due by period ending September 30, (in thousands)	2028 Convertible Notes	2029 Convertible Notes	2030A Convertible Notes	2030B Convertible Notes	2031 Convertible Notes	2032 Convertible Notes	Other long- term secured debt	Total
2027	$1,010,000	$—	$—	$—	$—	$—	$39,894	$1,049,894
2028	—	1,500,000	800,000	2,000,000	603,659	—	—	4,903,659
2029	—	—	—	—	—	800,000	—	800,000
Total	$1,010,000	$1,500,000	$800,000	$2,000,000	$603,659	$800,000	$39,894	$6,753,553
(7) Commitments and Contingencies
(a)Commitments
From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company assumes indemnity obligations for intellectual property infringement or death, bodily harm, or damage to tangible personal property due to the Company’s personnel's gross negligence or willful misconduct in providing contracted services, as well as other obligations from time to time depending on arrangements negotiated with customers and other third parties. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its Consolidated Balance Sheets as of September 30, 2026 or December 31, 2025.
(b)Contingencies
Brazil Matter
As previously disclosed, following internal review initiated in 2018, the Company disclosed its belief that its Brazilian subsidiary failed or likely failed to comply with local procurement regulations in conducting business with certain Brazilian government entities to Brazil’s General Superintendence of the Administrative Council for Economic Defense (“SG/CADE”), the Federal Comptroller General (“CGU”), and the Office of the Comptroller General of the State of São Paulo (“CGE-SP”). Following this voluntary disclosure and cooperation with these agencies, the Company’s Brazilian subsidiary signed leniency agreements with the SG/CADE in September 2020, with the CGU and the Federal General Attorney’s Office in July 2024, and with the CGE-SP and the Office of the Attorney General of the State of São Paulo in April 2025, pursuant to which it paid fees in an aggregate amount of approximately BRL 8.6 million (equivalent to approximately $1.5 million) to the CGU and CGE-SP and was granted immunity from debarment and other sanctions.

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
The Company’s Brazilian subsidiary continues to cooperate with requests from government authorities related to the above matters. As of September 30, 2026, the Company remained unable to reasonably estimate a range of loss beyond the payments described above.
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
(8) Income Taxes
The Company computes its year-to-date provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date pretax ordinary income or loss and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. The estimated annual effective tax rate is subject to fluctuation based on the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences and the impact of any valuation allowances. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.
For the nine months ended September 30, 2026, the Company recorded a benefit from income taxes of $0.51 billion on a pretax loss of $1.74 billion, which resulted in an effective tax rate of 29.4%. For the nine months ended September 30, 2025, the Company recorded a provision for income taxes of $3.35 billion on pretax income of $11.93 billion, which resulted in an effective tax rate of 28.0%. During the nine months ended September 30, 2026 and 2025, the Company’s benefit from (provision for) income taxes primarily related to the tax effects of changes in the fair value of its bitcoin holdings.
During the three months ended September 30, 2026, the fair value of the Company’s bitcoin holdings increased above their average cost basis. This resulted in (i) the elimination of the deferred tax asset related to the previous unrealized loss on the Company’s bitcoin holdings, (ii) the release of the $4.60 billion valuation allowance established during the six months ended June 30, 2026 against the Company’s U.S. federal and state deferred tax assets, and (iii) the recognition of a net deferred tax liability related to the Company’s bitcoin holdings as of September 30, 2026, the components of which are described below. As of September 30, 2026, the Company recorded (i) a deferred tax liability of $1.98 billion related to the unrealized gain on its bitcoin holdings and (ii) a deferred tax asset of $91.5 million related to capital losses from sales of bitcoin. If, in future periods, the fair value of bitcoin declines below the average cost basis of the Company’s bitcoin holdings, the Company would record a deferred tax asset for the unrealized loss and may be required to establish a valuation allowance against its U.S. federal and state deferred tax assets. The Company will continue to regularly assess the realizability of deferred tax assets.
The Company records liabilities related to its uncertain tax positions. As of September 30, 2026, the Company had gross unrecognized income tax benefits, including accrued interest, of $13.5 million, of which $3.1 million was recorded in “Other long-term liabilities” and $10.4 million was recorded in “Deferred tax liability” in the Company’s Consolidated Balance Sheet. As of December 31, 2025, the Company had gross unrecognized income tax benefits of $13.4 million, including accrued interest, $3.0 million of which was recorded in “Other long-term liabilities” and $10.4 million of which was recorded in “Deferred tax liability” in the Company’s Consolidated Balance Sheet.

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
An aggregate of up to 19,327,030 shares of the Company’s class A common stock were authorized for issuance under the 2023 Equity Plan. As of September 30, 2026, there were 2,777,792 shares of class A common stock reserved and available for future issuance under the 2023 Equity Plan. The 2013 Equity Plan and the 2023 Equity Plan together are referred to herein as the “Stock Incentive Plans.”
Stock option awards
As of September 30, 2026, there were options to purchase 3,123,865 shares of class A common stock outstanding under the Stock Incentive Plans. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

(in thousands, except per share data and years)	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of January 1, 2026	3,535	$42.63
Granted	68	$151.39
Exercised	(473)	$46.71	$50,817
Forfeited/Expired	(6)	$281.98
Balance as of September 30, 2026	3,124	$43.90
Exercisable as of September 30, 2026	2,920	$37.07	$341,243	4.7
Expected to vest as of September 30, 2026	204	$141.70	$7,568	8.1
Total	3,124	$43.90	$348,811	4.9

Stock options outstanding as of September 30, 2026 are comprised of the following range of exercise prices per share:

	Stock Options Outstanding at September 30, 2026
(in thousands, except per share data and years) Range of Exercise Prices per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)
$12.45 - $20.00	784	$14.91	3.1
$20.01 - $30.00	832	$24.29	6.0
$30.01 - $40.00	15	$30.16	6.7
$40.01 - $50.00	790	$41.29	5.1
$50.01 - $70.00	513	$69.12	4.4
$70.01 - $220.00	140	$156.98	8.6
$220.01 - $300.00	36	$261.38	8.4
$300.01 - $364.20	11	$364.20	8.2
$364.21 and over	3	$369.06	8.7
Total	3,124	$43.90	4.9
An aggregate of 650,323 stock options with an aggregate grant date fair value of $16.5 million vested during the nine months ended September 30, 2026. An aggregate of 1,311,010 stock options with an aggregate grant date fair value of $36.8 million vested during the nine months ended September 30, 2025.
For the three and nine months ended September 30, 2026, the Company recognized approximately $2.6 million and $8.9 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. For the three and nine months ended September 30, 2025, the Company recognized approximately $5.1 million and $16.9 million, respectively, in share-based compensation expense from stock options granted under the Stock Incentive Plans. As of September 30, 2026, there was approximately $17.1 million of total unrecognized share-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.6 years.
Share-settled restricted stock units
As of September 30, 2026, there were 633,296 share-settled restricted stock units outstanding under the Stock Incentive Plans. The following table summarizes the Company’s share-settled restricted stock unit activity for the periods indicated:

	Share-Settled Restricted Stock Units Outstanding
(in thousands)	Units	Aggregate Intrinsic Value
Balance as of January 1, 2026	731
Granted	306
Vested	(297)	$39,608
Forfeited	(107)
Balance as of September 30, 2026	633
Expected to vest as of September 30, 2026	633	$96,951
During the nine months ended September 30, 2026 and 2025, the Company used a sell-to-cover method, under which all vested shares are issued and a portion is sold in the open market to satisfy employee payroll tax obligations. During the nine months ended September 30, 2026, 297,445 share-settled restricted stock units having an aggregate grant date fair value of $21.8 million vested and were issued. During the nine months ended September 30, 2025, 370,421 share-settled restricted stock units having an aggregate grant date fair value of $20.5 million vested and were issued. The weighted average grant date fair value of share-settled restricted stock units granted during the nine months ended September 30, 2026 and 2025 was $146.77 and $286.65, respectively, based on the fair value of the Company’s class A common stock.
For the three and nine months ended September 30, 2026, the Company recognized approximately $7.0 million and $20.8 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock

Incentive Plans. For the three and nine months ended September 30, 2025, the Company recognized approximately $6.7 million and $19.0 million, respectively, in share-based compensation expense from share-settled restricted stock units granted under the Stock Incentive Plans. As of September 30, 2026, there was approximately $70.8 million of total unrecognized share-based compensation expense related to unvested share-settled restricted stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.8 years.
Share-settled performance stock units
As of September 30, 2026, there were 115,079 performance stock units outstanding under the 2023 Equity Plan. The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	Share-Settled Performance Stock Units Outstanding
(in thousands)	Units	Aggregate Intrinsic Value
Balance as of January 1, 2026	239
Granted	227
Vested	(351)	$45,386
Forfeited	—
Balance as of September 30, 2026	115
Expected to vest as of September 30, 2026	115	$16,369
The weighted average grant date fair value of performance stock units using the Monte-Carlo simulation model was $267.03 and $445.66 for each performance stock unit granted during the nine months ended September 30, 2026 and 2025, respectively, based on the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term of awards in years	3.0	3.0
Expected volatility	87.2%	99.2%
Risk-free interest rate	3.7%	3.9%
Expected dividend yield	0.0%	0.0%
350,820 performance stock units vested during the nine months ended September 30, 2026 and no performance stock units vested during the nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, the Company recognized approximately $3.1 million and $9.3 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. For the three and nine months ended September 30, 2025, the Company recognized approximately $3.0 million and $6.4 million, respectively, in share-based compensation expense from performance stock units granted under the 2023 Equity Plan. As of September 30, 2026, there was approximately $18.2 million of total unrecognized share-based compensation expense related to unvested performance stock units, which the Company expects to recognize over a weighted average vesting period of approximately 2.0 years.
2021 ESPP
The Company also maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The purpose of the 2021 ESPP is to provide eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s class A common stock in six-month offering periods commencing on each March 1 and September 1. An aggregate of 1,000,000 shares of the Company’s class A common stock has been authorized for issuance under the 2021 ESPP. During the nine months ended September 30, 2026, 41,667 shares of class A common stock were issued in connection with the 2021 ESPP. As of September 30, 2026, 421,929 shares of the Company’s class A common stock remained available for issuance under the 2021 ESPP.
For the three and nine months ended September 30, 2026, the Company recognized approximately $0.5 million and $1.6 million, respectively, in share-based compensation expense related to the 2021 ESPP. For the three and nine months ended September 30, 2025, the Company recognized approximately $0.7 million and $1.9 million, respectively, in share-based compensation expense related to the 2021 ESPP. As of September 30, 2026, there was approximately $1.1 million of total unrecognized share-based compensation expense related to the 2021 ESPP, which the Company expects to recognize over a period of approximately 0.4 years.

(10) Redeemable Preferred Stock
The Company's 10.00% Series A Perpetual Strife Preferred Stock, $0.001 par value per share (“STRF Stock”), Variable Rate Series A Perpetual Stretch Preferred Stock, $0.001 par value per share (“STRC Stock”), 10.00% Series A Perpetual Stream Preferred Stock, $0.001 par value per share (“STRE Stock”), 8.00% Series A Perpetual Strike Preferred Stock, $0.001 par value per share (“STRK Stock”), and 10.00% Series A Perpetual Stride Preferred Stock, $0.001 par value per share (“STRD Stock” and, together with STRF Stock, STRC Stock, STRE Stock and STRK Stock, the "Preferred Stock") discussed in this note below are classified within mezzanine equity, as certain events that could cause such shares to become redeemable are not solely within the control of the Company. Issuances of the Preferred Stock are recognized based on proceeds received, net of issuance costs and are not accreted to their redemption value unless it is probable that the Preferred Stock will become redeemable. The Company has evaluated the probability of a redemption in connection with a Fundamental Change (defined below). Based on current facts and circumstances and the Company’s current and projected capital structure, management has determined that the occurrence of a Fundamental Change is remote. Accordingly, the Company concluded that accretion to the redemption value of the Preferred Stock is not required as of the reporting date.
Repurchase Programs
In June 2026, the Company's board of directors authorized (i) a repurchase program for up to $1.0 billion aggregate purchase price of the Company's Preferred Stock and (ii) a repurchase program for up to $1.0 billion aggregate purchase price of the Company's class A common stock. In September 2026, the Company's board of directors approved an increase in the aggregate purchase price of its Preferred Stock repurchase program from $1.0 billion to $2.0 billion (inclusive of any commissions, fees, and expenses and inclusive of any repurchases made under such program prior to such date). Repurchases may be made from time to time through open-market purchases, block trades, privately negotiated transactions, tender offers, exchange offers, or other legally permissible means, depending on market conditions, trading prices, liquidity, applicable legal requirements, and other factors. The repurchase authorizations do not obligate the Company to acquire any particular amount of securities, have no fixed expiration date, and may be modified, suspended, or terminated at any time.
During the nine months ended September 30, 2026, the Company paid $1.34 billion in cash to repurchase shares of STRC Stock under the Preferred Stock repurchase program. In addition, as of September 30, 2026, $36.8 million remained payable for repurchases of STRC Stock that were repurchased but not yet settled as of such date. The following table provides a summary of STRC Stock repurchase activity under the Preferred Stock repurchase program as of the end of the respective periods below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of the Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions) (2)
July 1, 2026 through July 31, 2026	752,993	$87.88	752,993	$933.8
August 1, 2026 through August 31, 2026	5,977,209	$95.21	5,977,209	$364.8
September 1, 2026 through September 30, 2026	7,199,971	$98.21	7,199,971	$657.6
Total	13,930,173		13,930,173
(1) The average price per share and aggregate cost amounts disclosed above include broker commissions.
(2) The approximate dollar values presented for July and August 2026 reflect the remaining authorization under the Company’s $1.0 billion preferred stock repurchase program then in effect and do not give effect to the increase in the authorization to $2.0 billion approved by the Company's board of directors in September 2026.
As of September 30, 2026, the Company had not repurchased any other series of Preferred Stock pursuant to its Preferred Stock repurchase program.
As of September 30, 2026, the Company had not repurchased any shares of class A common stock pursuant to the class A common stock repurchase program. As a result, the Company may repurchase up to $1.0 billion of class A common stock.
Summary of Preferred Stock Terms and Conditions
The following table summarizes the key terms and provisions of each series of Preferred Stock, and information relating to each series of Preferred Stock as of September 30, 2026. The summaries below are qualified in their entirety by the full text of the applicable certificate of designations in effect as of such date. See Note 15, Subsequent Events for additional information.

	STRF Stock	STRC Stock	STRE Stock	STRK Stock	STRD Stock
Trading Symbol	STRF	STRC	STRE	STRK	STRD
Stock Exchange	NASDAQ	NASDAQ	Luxembourg Stock Exchange	NASDAQ	NASDAQ
Initial Issuance Date	March 25, 2025	July 29, 2025	November 13, 2025	February 5, 2025	June 10, 2025
Initial Shares Issued	8,500,000	28,011,111	7,750,000	7,300,000	11,764,700
Initial Public Offering Price per share	$85.00	$90.00	€80.00	$80.00	$85.00
Initial Net Proceeds (in thousands)	$710,873	$2,473,800	€608,734	$563,226	$979,486
Initial Issuance Costs (in thousands)	$11,627	$47,200	€11,266	$20,774	$20,514
Shares Issued as of September 30, 2026	12,839,689	90,964,532	7,750,000	14,020,744	14,024,221
Par Value Per Share	$0.001	$0.001	€0.001	$0.001	$0.001
Liquidation Preference Per Share as of September 30, 2026 (1)	$103.57	$100.00	€100.00	$100.00	$100.00
Aggregate Liquidation Preference as of September 30, 2026 (1) (in thousands)	$1,329,807	$9,096,453	$879,083	$1,402,074	$1,402,422
Stated Amount	$100.00	$100.00	€100.00	$100.00	$100.00
Dividend Rate Per Annum as of September 30, 2026 (2)	10%	12%	10%	8%	10%
Cumulative Dividends	Yes	Yes	Yes	Yes	No
Dividend Payment Method	Cash	Cash	Cash	Cash, class A common stock, or a combination of both	Cash
Conversion Privilege	None	None	None	Convertible to class A common stock at any time	None
Initial Conversion Rate	n/a	n/a	n/a	0.1 shares of class A common stock per share of STRK Stock	n/a
Redemption Rights (3)	Yes	Yes	Yes	Yes	Yes
Repurchase Rights (4)	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change	Yes, upon a fundamental change
Board Rights (5)	Yes	No	No	Yes	No
(1)The liquidation preference per share of STRF Stock, STRC Stock, STRE Stock, STRK Stock and STRD Stock generally approximates to the greater of the trading price per share of the applicable series of Preferred Stock or $100 (or, in the case of STRE Stock, €100) as set forth in the applicable certificate of designations.
(2)Shares of STRC Stock accumulate cumulative dividends at a variable rate per annum on the stated amount thereof. The Company has the right, at its sole and absolute discretion, to adjust the regular dividend rate applicable to a regular dividend period in the manner set forth in the STRC Stock certificate of designations. The regular dividend rate per annum on STRC Stock for the month ended September 30, 2026 was 12.00%.
(3)As set forth in the applicable certificate of designations, upon the occurrence of certain events, the Company will have the right, at its election, to redeem all, and not less than all, of the applicable series of Preferred Stock for cash at a redemption price calculated in accordance with the applicable certificate of designations. The Company also has the right to redeem (subject to certain limitations set forth in the STRC Stock certificate of designations) all or any whole number of issued and outstanding shares of STRC Stock at any time, and from time to time, on any redemption date, at a cash redemption price per share of $101 (or such higher amount as may be chosen in the Company’s sole discretion), plus accumulated and unpaid regular dividends, if any, thereon to, and including, the redemption date.
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
(5)Holders of STRC Stock, STRE Stock and STRD Stock do not have the right to elect any directors to the Company’s board of directors upon non-payment of regular dividends. However, with respect to STRK Stock and STRF Stock, as of September 30, 2026, if (in each case, subject to the applicable certificate of designations) less than the full amount of accumulated and unpaid regular dividends on the applicable series of Preferred Stock have been declared and paid by the following regular dividend payment date in respect of each of (i) four or more consecutive regular dividend payment dates; and (ii) eight or more consecutive regular dividend payment dates, then, in each case, subject to certain limitations, the authorized number of the Company’s directors will automatically increase by one (or the Company will vacate the office of one of its directors) and the holders of the applicable series of Preferred Stock, voting together as a single class with the holders of each class or series of “Voting Parity Stock” (as defined in the applicable certificate of designations) with similar voting rights that are then exercisable, will have the right to elect one director to fill such directorship at the Company’s next annual meeting of stockholders (or, if earlier, at a special meeting of the Company’s stockholders called for such purpose). If, thereafter, all accumulated and unpaid regular dividends on the outstanding shares of the applicable series of Preferred Stock have been paid in full, then this right will terminate. Upon the termination of such right with respect to the applicable series of Preferred Stock and all other outstanding Voting Parity Stock, if any, the term of office of each person then serving as a director pursuant to this right will immediately and automatically terminate (and, if the authorized number of the Company’s directors was increased by one or two, as applicable, in connection with such election, then the authorized number of the Company’s directors will automatically decrease by one or two, as applicable). See Note 15, Subsequent Events, for additional information regarding these rights.
At-the-Market Offerings of Preferred Stock
The Company is party to a sales agreement (as amended and supplemented to date, the “Omnibus Sales Agreement”) with TD Securities (USA) LLC, StoneX Financial Inc., A.G.P./Alliance Global Partners, Barclays Capital Inc., BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Clear Street LLC, Compass Point Research & Trading, LLC, H.C. Wainwright & Co., LLC, Keefe, Bruyette & Woods, Inc., Maxim Group LLC, Mizuho Securities USA LLC, Moelis & Company LLC, Morgan Stanley & Co. LLC, Santander US Capital Markets LLC, SG Americas Securities, LLC, and TCBI Securities, Inc., doing business as Texas Capital Securities, as sales agents (each an “Agent” and collectively, the “Agents”), pursuant to which the Company may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by the Company from time to time in the future.
Refer to Note 12, At-the-Market Offerings, for additional information regarding the Company’s at-the-market equity offering programs ("ATMs").
Dividends on Preferred Stock
As of September 30, 2026, dividends on the Company's Preferred Stock are payable when, as and if declared by the Company's board of directors, out of funds legally available for their payment:
•in the case of STRF Stock, STRE Stock, STRK Stock, and STRD Stock, quarterly in arrears on March 31, June 30, September 30 and December 31 of each year; and
•in the case of STRC Stock, semi-monthly in arrears.
See Note 15, Subsequent Events, for additional information regarding the dividend frequency of STRF Stock, STRC Stock, STRK Stock and STRD Stock.
During the three and nine months ended September 30, 2026 and 2025, the Company paid the following dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
STRF Stock	$32,099	$29,182	$96,298	$54,704
STRC Stock	301,874	45,751	696,169	45,751
STRE Stock (1)	22,048	—	66,525	—
STRK Stock	28,041	27,212	84,124	59,831
STRD Stock	35,061	37,636	105,182	37,636
Total Cash Dividends Paid	$419,123	$139,781	$1,048,298	$197,922
(1) Reflects the Euro to USD exchange rate in effect at the time of the applicable STRE Stock dividend payment.

(11) Basic and Diluted Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the respective period. Net income (loss) attributable to common stockholders is computed by deducting the Preferred Stock dividends declared related to the current financial reporting period. On repurchase of preferred stock, any excess of the net carrying amount of the preferred stock in the Company’s Consolidated Balance Sheet over the fair value of the consideration transferred to the holders of the preferred stock is accounted for as a deemed contribution from preferred stockholders. This amount is included in the determination of net income (loss) attributable to common stockholders in the calculation of earnings per share.
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
As of September 30, 2026, the Company had five series of Preferred Stock outstanding: STRF Stock, STRC Stock, STRE Stock, STRK Stock, and STRD Stock. Only STRK Stock is convertible into the Company’s class A common stock and, therefore, is the only series of Preferred Stock that impacts diluted earnings (loss) per common share. Each share of the STRK Stock is convertible at any time, at the option of the holder, into 0.1 shares of class A common stock. Refer to Note 10, Redeemable Preferred Stock, for additional information on the dividend, voting, and other rights of the Company's outstanding Preferred Stock.
The impact from potential shares of common stock issuable on the diluted earnings (loss) per common share calculation is included when dilutive. Potential shares of class A common stock issuable upon the exercise of outstanding stock options, the vesting of restricted stock units and performance stock units considered probable of achievement, and in connection with the 2021 ESPP are computed using the treasury stock method. Potential shares of class A common stock issuable upon conversion of the Convertible Notes and upon conversion of the STRK Stock are computed using the if-converted method. In computing diluted earnings (loss) per common share, the Company first calculates the earnings per incremental share (“EPIS”) for each class of potential shares of common stock and ranks the classes from the most dilutive (i.e., lowest EPIS) to the least dilutive (i.e., highest EPIS). Basic earnings per common share is then adjusted for the effect of each class of shares, in sequence and cumulatively, until a particular class no longer produces further dilution.
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator - Basic and Diluted:
Net income (loss)	$19,532,972	$2,785,024	$(1,229,326)	$8,588,500
Dividends on preferred stock	(419,556)	(139,898)	(1,049,744)	(198,040)
Deemed contribution related to preferred stock repurchases	5,517	—	5,517	—
Net income (loss) attributable to common stockholders of Strategy	$19,118,933	$2,645,126	$(2,273,553)	$8,390,460
Effect of dilutive shares on net earnings:
Interest expense on 2027 Convertible Notes, net of tax	—	—	—	286
Interest expense on 2028 Convertible Notes, net of tax	1,882	1,871	—	5,626
Interest expense on 2029 Convertible Notes, net of tax	650	1,296	—	3,899
Interest expense on 2030A Convertible Notes, net of tax	1,602	1,592	—	4,786
Interest expense on 2030B Convertible Notes, net of tax	893	890	—	2,154
Interest expense on 2031 Convertible Notes, net of tax	1,387	1,378	—	4,145
Interest expense on 2032 Convertible Notes, net of tax	3,705	3,685	—	11,086
Dividends on STRK Stock	28,041	—	—	—
Net income (loss) - Diluted	$19,157,093	$2,655,838	$(2,273,553)	$8,422,442

Denominator - Basic and Diluted:
Weighted average common shares of class A common stock	380,508	264,736	342,801	252,503
Weighted average common shares of class B common stock	19,640	19,640	19,640	19,640
Total weighted average shares of common stock outstanding	400,148	284,376	362,441	272,143

Effect of dilutive shares on weighted average common shares outstanding:
Stock options	2,074	3,419	—	3,704
Restricted stock units	157	655	—	769
Performance stock units	59	503	—	508
Employee stock purchase plan	—	—	—	2
Convertible preferred stock	1,402	—	—	—
2027 Convertible Notes	—	—	—	1,315
2028 Convertible Notes	5,513	5,513	—	5,513
2029 Convertible Notes	2,231	4,462	—	4,462
2030A Convertible Notes	5,342	5,342	—	5,342
2030B Convertible Notes	4,614	4,614	—	3,719
2031 Convertible Notes	2,594	2,594	—	2,594
2032 Convertible Notes	3,915	3,915	—	3,915
Total weighted average shares of common stock outstanding - Diluted	428,049	315,393	362,441	303,986

Earnings (loss) per common share:
Basic earnings (loss) per common share (1)	$47.78	$9.30	$(6.27)	$30.83
Diluted earnings (loss) per common share (1)	$44.75	$8.42	$(6.27)	$27.71
(1)Basic and fully diluted earnings (loss) per common share for class A and class B common stock are the same.

For the three and nine months ended September 30, 2026 and 2025, the following weighted average shares of potential class A common stock were excluded from the diluted earnings (loss) per common share calculation because their impact would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock options	190	53	3,253	46
Restricted stock units	442	6	734	13
Performance stock units	93	—	363	—
Employee stock purchase plan	10	—	13	—
Convertible preferred stock	—	1,304	1,402	915
2028 Convertible Notes	—	—	5,513	—
2029 Convertible Notes	—	—	3,375	—
2030A Convertible Notes	—	—	5,342	—
2030B Convertible Notes	—	—	4,614	—
2031 Convertible Notes	—	—	2,594	—
2032 Convertible Notes	—	—	3,915	—
Total	735	1,363	31,118	974
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
As of September 30, 2026, the Company was party to the Omnibus Sales Agreement, pursuant to which the Company may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by the Company from time to time in the future.
The following table sets forth total shares sold and net proceeds (net of sales commissions and expenses) received from shares sold under the Company's ATMs for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares sold pursuant to at-the-market offerings:
STRF Stock ATMs	—	1,881,542	—	3,448,292
STRC Stock ATMs	—	—	75,307,642	—
STRK Stock ATMs	—	1,404,499	38,796	6,305,866
STRD Stock ATMs	—	557,441	—	557,441
Class A common stock ATMs	50,297,872	5,712,041	108,753,378	32,562,256

Net proceeds received from shares sold pursuant to at-the-market offerings (in thousands):
STRF Stock ATMs	$—	$217,434	$—	$380,468
STRC Stock ATMs	—	—	7,518,335	—
STRK Stock ATMs	—	152,824	2,968	630,014
STRD Stock ATMs	—	48,462	—	48,462
Class A common stock ATMs	5,406,890	2,199,360	13,642,442	11,847,257
Total	$5,406,890	$2,618,080	$21,163,745	$12,906,201
Issuance cost adjustments related to STRF, STRK and STRD Stock ATMs (in thousands):	$—	$—	$(45)	$—
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
The Bitcoin segment encompasses the Company’s bitcoin treasury operations, through which the Company executes its bitcoin, capital markets, and capital management strategies. The segment's principal activities consist of transacting in and holding bitcoin as the Company’s primary treasury reserve asset; issuing class A common stock and preferred securities; and maintaining a U.S. dollar reserve (the “USD Reserve”), established in December 2025, intended to support the payment of dividends on the Company's Preferred Stock and interest expense on its outstanding indebtedness and "USD Cash", a management designated U.S. dollar liquidity pool maintained for broader general Bitcoin Treasury Company purposes, which may include acquiring bitcoin, expanding the USD Reserve, broader capital management uses, and other similar purposes. As used in this Quarterly Report, "USD Assets" refers to the USD Reserve and USD Cash, collectively.
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

For the Software segment, the CODM focuses on “controllable costs” across the segment’s principal functions and allocates personnel and budget accordingly to maximize profitability. For the Bitcoin segment, the CODM reviews non-controllable expense categories, together with bitcoin holdings, cash and cash equivalents, and short-term investments. The CODM uses this information to assess segment performance, allocate resources, and oversee the Company's bitcoin treasury and capital markets strategy. As of September 30, 2026 and December 31, 2025, approximately 99% of the Company's total assets related to the Bitcoin segment.
The following tables present (for each of the Company's reportable operating segments and on a consolidated basis) the Company’s revenues and significant expenses regularly provided to the CODM, reconciled to net income (loss) for each of the periods presented.

	Three Months Ended September 30, 2026
(in thousands)	Software	Bitcoin	Total Consolidated
Total revenues	$125,427	$—	$125,427
Significant expenses (1)
Controllable
Sales and marketing	(27,426)	(133)	(27,559)
Maintenance	(4,993)	—	(4,993)
Consulting	(10,982)	—	(10,982)
Cloud	(19,478)	—	(19,478)
Technology	(23,085)	—	(23,085)
General and administrative	(14,467)	(8,439)	(22,906)
Non-Controllable
Gain on digital assets	—	20,912,392	20,912,392
Digital asset custody fees	—	(4,620)	(4,620)
Share-based compensation expense	(9,031)	(4,148)	(13,179)
Payroll taxes on equity award exercises and vestings	(70)	(2)	(72)
Other segment items (2)	(765)	433	(332)
Interest income (3)	652	46,398	47,050
Interest expense (4)	(9)	(15,371)	(15,380)
Income tax benefit (expense) (5)	503,535	(1,912,846)	(1,409,311)
Net income	$519,308	$19,013,664	$19,532,972

	Three Months Ended September 30, 2025
(in thousands)	Software	Bitcoin	Total Consolidated
Total revenues	$128,691	$—	$128,691
Significant expenses (1)
Controllable
Sales and marketing	(24,656)	(93)	(24,749)
Maintenance	(6,971)	—	(6,971)
Consulting	(11,115)	—	(11,115)
Cloud	(19,172)	—	(19,172)
Technology	(20,945)	—	(20,945)
General and administrative	(18,194)	(4,233)	(22,427)
Non-Controllable
Gain on digital assets	—	3,890,847	3,890,847
Digital asset custody fees	—	(5,342)	(5,342)
Share-based compensation expense	(10,832)	(4,651)	(15,483)
Payroll taxes on equity award exercises and vestings	(765)	(739)	(1,504)
Other segment items (2)	(1,704)	—	(1,704)
Interest income (3)	121	—	121
Interest expense (4)	(12)	(18,999)	(19,011)
Income tax benefit (expense) (5)	19,728	(1,105,940)	(1,086,212)
Net income	$34,174	$2,750,850	$2,785,024

	Nine Months Ended September 30, 2026
(in thousands)	Software	Bitcoin	Total Consolidated
Total revenues	$372,095	$—	$372,095
Significant expenses (1)
Controllable
Sales and marketing	(87,989)	(1,095)	(89,084)
Maintenance	(16,563)	—	(16,563)
Consulting	(34,140)	—	(34,140)
Cloud	(65,100)	—	(65,100)
Technology	(67,390)	—	(67,390)
General and administrative	(44,465)	(28,948)	(73,413)
Non-Controllable
Loss on digital assets	—	(1,858,452)	(1,858,452)
Digital asset custody fees	—	(12,769)	(12,769)
Share-based compensation expense	(27,913)	(12,707)	(40,620)
Payroll taxes on equity award exercises and vestings	(1,626)	(502)	(2,128)
Other segment items (2)	(1,277)	1,415	138
Interest income (3)	813	78,714	79,527
Interest expense (4)	—	(47,283)	(47,283)
Gain on debt extinguishment	—	113,916	113,916
Income tax benefit (5)	7,146	504,794	511,940
Net income (loss)	$33,591	$(1,262,917)	$(1,229,326)

	Nine Months Ended September 30, 2025
(in thousands)	Software	Bitcoin	Total Consolidated
Total revenues	$354,245	$—	$354,245
Significant expenses (1)
Controllable
Sales and marketing	(74,540)	(1,789)	(76,329)
Maintenance	(20,705)	—	(20,705)
Consulting	(34,825)	—	(34,825)
Cloud	(49,774)	—	(49,774)
Technology	(67,244)	—	(67,244)
General and administrative	(53,265)	(16,361)	(69,626)
Non-Controllable
Gain on digital assets	—	12,032,356	12,032,356
Digital asset custody fees	—	(14,346)	(14,346)
Share-based compensation expense	(32,037)	(11,007)	(43,044)
Payroll taxes on equity award exercises and vestings	(5,426)	(833)	(6,259)
Other segment items (2)	(15,952)	—	(15,952)
Interest income (3)	313	—	313
Interest expense (4)	(30)	(54,176)	(54,206)
Income tax benefit (expense) (5)	81,980	(3,428,084)	(3,346,104)
Net income	$82,740	$8,505,760	$8,588,500
(1)Significant expenses regularly provided to the CODM include both: (i) costs that the CODM considers to be “controllable”, for which the Company can manage future expense via the budgeting process (e.g., salaries, commissions, travel and entertainment expenses, third party-service provider fees, etc.), and that support specific functions of each reportable segment and (ii) costs that the CODM considers to be “non-controllable”, for which future expenses are primarily outside the Company’s control, such as gain or loss on digital assets, custody fees, share-based compensation expense, and employer payroll taxes related to the exercise or vesting of certain awards under the Stock Incentive Plans.
(2)Other segment items for the Software segment are primarily related to foreign currency transaction gains and losses, costs supporting the Company’s education function, one-time corporate initiatives, and certain expenses that are not easily allocable to specific functions. Other segment items for the Bitcoin segment are primarily related to foreign currency transaction gains and losses, as well as gains and losses on the sale of investments.
(3)Interest income for the three and nine months ended September 30, 2026 consisted primarily of interest earned on cash equivalents and short-term investments held as part of the Company's USD Assets. There was no material interest income for the three and nine months ended September 30, 2025.
(4)Interest expense for the three and nine months ended September 30, 2026 and 2025 consisted primarily of contractual interest and amortization of issuance costs on the Company's convertible senior notes, the net proceeds of which were used primarily to acquire bitcoin, and was allocated to the Bitcoin segment. Interest expense allocated to the Software segment was not material.
(5)Income tax effects allocated to the Bitcoin segment related primarily to transactions involving the Company’s bitcoin or debt, including gains or losses on digital assets, interest income, interest expense, share-based compensation expense, general and administrative expense (including personnel costs), and other third-party expenses. These income tax effects also reflect the establishment and release of valuation allowances against deferred tax assets, primarily related to losses on digital assets, based on the Company’s assessment of the realizability of such deferred tax assets each reporting period. Income tax effects allocated to the Software segment primarily relate to the tax benefit of share-based compensation for employees and also reflect the impact of the establishment and release of valuation allowances against deferred tax assets.
Depreciation and amortization expenses are included in net income (loss), but are not regularly reported to the CODM. For the Software segment, depreciation and amortization expense consists primarily of the amortization of capitalized costs to obtain customer contracts, which amounted to $9.7 million and $27.6 million for the three and nine months ended September 30, 2026, respectively, and $2.7 million and $15.5 million for the same periods in the prior year. These amounts are reported within sales and marketing expense, which is a significant expense category regularly provided to the CODM.
Significant non-cash items include gain or loss on digital assets, share-based compensation, gain on debt extinguishment and amortization of issuance costs on long-term debt, and are presented in the table above and in the Company’s Consolidated Statements of Operations and/or Statements of Cash Flows. The Company does not regularly report capital expenditures on long-lived assets to the CODM.
The following table presents total revenues and long-lived assets according to geographic region. Long-lived assets are comprised of right-of-use assets and property and equipment, net. The Bitcoin segment disclosed above is included within the U.S. region.

Geographic regions: (in thousands)	U.S.	EMEA	Other Regions	Consolidated
Total revenues
Three Months Ended September 30, 2026	$71,295	$42,959	$11,173	$125,427
Three Months Ended September 30, 2025	$74,571	$42,257	$11,863	$128,691
Nine Months Ended September 30, 2026	$208,979	$129,647	$33,469	$372,095
Nine Months Ended September 30, 2025	$203,346	$119,583	$31,316	$354,245
Long-lived assets
As of September 30, 2026	$73,673	$3,650	$10,584	$87,907
As of December 31, 2025	$66,022	$2,908	$6,903	$75,833
The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America, the Asia Pacific region, and Canada. For the three and nine months ended September 30, 2026 and 2025, Germany accounted for 10% or more of total consolidated revenues.
For the three and nine months ended September 30, 2026 and 2025, no individual customer accounted for 10% or more of total consolidated revenues.
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
In June 2025, the Company bound new commercial D&O liability insurance policies (the “Current Commercial Policies”) providing $120 million in aggregate coverage for a one-year term, which the Company renewed for another one year term in June 2026. The Company determined that the Current Commercial Policies provide sufficient coverage and, accordingly, the 2023 Tail Agreement was not extended beyond its June 2025 expiration.
(15) Subsequent Events
Daily Dividend Amendments
At a special meeting of the Company's stockholders held on October 28, 2026, the Company's stockholders approved and adopted amended and restated certificates of designations for each of STRF Stock, STRC Stock, STRK Stock and STRD

Stock, in each case, such that, together with conforming and related changes, regular dividends declared on each of STRF Stock, STRC Stock, STRK Stock and STRD Stock will be paid on each business day (instead of, in the case of STRF Stock, STRK Stock and STRD Stock, once a quarter, and, in the case of STRC Stock, twice a month) (such changes, collectively, the “Dividend Amendments”). On October 29, 2026, the Company filed such amended and restated certificates of designations with the Secretary of State of the State of Delaware.
As part of the Dividend Amendments, the provisions governing the rights of holders of STRF Stock and STRK Stock to elect directors upon the non-payment of regular dividends, as described in Note 10, Redeemable Preferred Stock, were revised to reflect the new dividend payment frequency. The existing thresholds of four and eight consecutive calendar quarters remain unchanged, but the determination of whether a calendar quarter counts toward these thresholds is now based on whether all accumulated and unpaid regular dividends for that quarter have been paid by the last regular dividend payment date of such quarter, rather than whether dividends were paid on each individual regular dividend payment date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under Part II, "Item 1A. Risk Factors” of this Quarterly Report, which are incorporated by reference herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.We undertake no obligation to update these forward-looking statements except as required by law.
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
Segment Reporting
Beginning with the second quarter of 2026, we have realigned our financial reporting to present our operations as two reportable segments: our Software segment and our Bitcoin segment. In prior periods, we reported a single reportable operating segment, our Software segment (previously referred to as the “Software Business”), and presented the bitcoin-related activities now comprising our Bitcoin segment within a non-operating “Corporate & Other” category. We made this change to provide users of our financial statements with greater visibility into the activities of our software business distinct from our bitcoin treasury operations. See Note 13, "Segment Information", to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information regarding our reportable segments. The discussion that follows presents a consolidated overview of our results of operations, liquidity, and capital resources, followed by a separate discussion of the results of each of our reportable segments.
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
As part of our capital management strategy, we maintain (i) a U.S. dollar reserve (the "USD Reserve") intended to support the payment of dividends on the Preferred Stock and interest expense on the Company's outstanding indebtedness and (ii) a separately designated pool of U.S. dollar liquidity ("USD Cash" and, together with the USD Reserve, our "USD Assets") available for broader Bitcoin Treasury Company purposes, including acquiring bitcoin, repurchasing digital credit, expanding the USD Reserve and other capital management activities. The USD Reserve and USD Cash are each components of our broader capital management framework, which we refer to as our “Digital Credit Capital Framework.” See “Liquidity and Capital Resources—Digital Credit Capital Framework” below for a description of the six components of the Digital Credit Capital Framework. Our capital management strategy also contemplates that we may (i) enter into additional capital raising transactions that are secured, directly or indirectly, by our assets, including bitcoin, (ii) pursue strategies intended to generate income streams or otherwise generate funds using our bitcoin holdings, and (iii) periodically sell bitcoin for general corporate purposes, such as satisfying liquidity needs and financial obligations.
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

Bitcoin Activity and Holdings
Bitcoin Acquisition Activity
The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, bitcoin sales, and gain or loss on digital assets within the respective periods:

		Digital Asset Original Cost Basis (in thousands)	Digital Asset Carrying Value (in thousands)	Approximate Number of Bitcoins Held	Approximate Average Purchase or (Sale) Price Per Bitcoin
Balance at January 1, 2025 (after adoption of ASU 2023-08)		$27,968,248	$41,790,421	447,470	$62,503
Digital asset purchases	(a)	7,661,663	7,661,663	80,715	94,922
Loss on digital assets		—	(5,906,005)	—	—
Balance at March 31, 2025		$35,629,911	$43,546,079	528,185	$67,457
Digital asset purchases	(b)	6,769,205	6,769,205	69,140	97,906
Gain on digital assets		—	14,047,514	—	—
Balance at June 30, 2025		$42,399,116	$64,362,798	597,325	$70,982
Digital asset purchases	(c)	4,952,080	4,952,080	42,706	115,959
Gain on digital assets		—	3,890,847	—	—
Balance at September 30, 2025		$47,351,196	$73,205,725	640,031	$73,983

Balance at January 1, 2026		$50,435,331	$58,854,028	672,500	$74,997
Digital asset purchases	(d)	7,251,126	7,251,126	89,599	80,929
Loss on digital assets		—	(14,455,479)	—	—
Balance at March 31, 2026		$57,686,457	$51,649,675	762,099	$75,694
Digital asset purchases	(e)	6,420,975	6,420,975	85,296	75,279
Digital asset sales	(f)	(168,126)	(83,205)	(1,395)	(59,663)
Loss on digital assets		—	(8,315,365)	—	—
Balance at June 30, 2026		$63,939,306	$49,672,080	846,000	$75,578
Digital asset purchases	(g)	588,093	588,093	7,218	81,470
Digital asset sales	(h)	(582,363)	(348,558)	(5,552)	(62,780)
Gain on digital assets		—	20,912,392	—	—
Balance at September 30, 2026		$63,945,036	$70,824,007	847,666	$75,437
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
(c)In the third quarter of 2025, we purchased bitcoin using $209.5 million of the net proceeds from ATM issuances of STRF Stock, $153.1 million of the net proceeds from ATM issuances of STRK Stock, $48.5 million of the net proceeds from ATM issuances of STRD Stock, $2.07 billion of the net proceeds from ATM issuances of class A common stock, and $2.47 billion of the net proceeds from the initial public offering of STRC Stock.
(d)In the first quarter of 2026, we purchased bitcoin using $2.06 billion of the net proceeds from ATM sales of STRC Stock, $3.3 million of the net proceeds from ATM sales of STRK Stock and $5.19 billion of the net proceeds from ATM sales of class A common stock.
(e)In the second quarter of 2026, we purchased bitcoin using $5.46 billion of the net proceeds from ATM sales of STRC Stock, and $0.96 billion of the net proceeds from ATM sales of class A common stock.
(f)The proceeds from these sales were used to fund dividend payments on Preferred Stock.

(g)In the third quarter of 2026, we purchased bitcoin using $588.1 million of the net proceeds from ATM sales of class A common stock.
(h)The proceeds from these sales were used to fund $239.9 million of dividend payments on Preferred Stock and to repurchase $108.6 million of STRC Stock.
Our gain on digital assets for the three months ended September 30, 2026 and loss on digital assets for the nine months ended September 30, 2026, amounted to $20.91 billion and $1.86 billion, respectively.
Bitcoin Holdings
The following table shows the approximate number of bitcoins held at the end of each respective period, as well as market value calculations of our bitcoin holdings based on the lowest, highest, and ending market prices (rounded to the nearest dollar) of one bitcoin on the Coinbase exchange (our principal market for bitcoin) for each respective quarter, as further defined below:

	Approximate Number of Bitcoins Held at End of Quarter	Lowest Market Price Per Bitcoin During Quarter (a)	Market Value of Bitcoin Held at End of Quarter Using Lowest Market Price (in thousands) (b)	Highest Market Price Per Bitcoin During Quarter (c)	Market Value of Bitcoin Held at End of Quarter Using Highest Market Price (in thousands) (d)	Market Price Per Bitcoin at End of Quarter (e)	Market Value of Bitcoin Held at End of Quarter Using Ending Market Price (in thousands) (f)
September 30, 2025	640,031	$105,120	$67,279,817	$124,533	$79,704,922	$114,378	$73,205,725
December 31, 2025	672,500	$80,525	$54,152,829	$126,296	$84,934,064	$87,515	$58,854,028
March 31, 2026	762,099	$60,001	$45,726,702	$97,964	$74,657,977	$67,773	$51,649,675
June 30, 2026	846,000	$58,000	$49,068,002	$82,814	$70,060,644	$58,714	$49,672,080
September 30, 2026	847,666	$57,718	$48,925,202	$87,397	$74,083,461	$83,552	$70,824,007
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
The amounts reported as “Market Value” in the above table represent a mathematical calculation consisting of the price for one bitcoin reported on the Coinbase exchange (our principal market for bitcoin) in each scenario defined above multiplied by the number of bitcoins held by us at the end of the applicable period. Bitcoin and bitcoin markets may be subject to manipulation and the spot price of bitcoin may be subject to fraud and manipulation. Accordingly, the Market Value amounts reported above may not accurately represent fair market value at any given point, and the actual fair market value of our bitcoin may be different from such amounts and such deviation may be material. Moreover, (i) the bitcoin market historically has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks that are, or may be, inherent in its entirely electronic, virtual form and decentralized network and (ii) we may not be able to sell our bitcoins at the Market Value amounts indicated above, at the market price as reported on the Coinbase exchange (our principal market for bitcoin) on the date of sale, or at all. The Market Value amount based on the market price of one bitcoin at the end of the applicable period is determined on the same basis as the fair value of our bitcoin recognized in our unaudited consolidated financial statements. See Note 3, "Digital Assets", to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
As of October 25, 2026, we held approximately 848,517 bitcoins, which had an aggregate market value of $68.27 billion, based on the market price of $80,456 of one bitcoin as reported on the Coinbase exchange at 4:00 p.m. Eastern Time on October 25, 2026.
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
We custody our bitcoin across multiple custodians to diversify our exposure to any single custodian. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among custodians and, given the significant amount of bitcoin we hold, we continually evaluate and seek to engage additional digital asset custodians to further diversify custody risk. We may also, in the future, discontinue or change the use of one or more third-party custodians or utilize alternative custody arrangements, including self-custody. For a discussion of risks relating to the custody of our bitcoin, see Part II, Item 1A. Risk Factors "—Risks Related to Our Bitcoin Strategy and Holdings—Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin", "—We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin" and "—Our bitcoin strategy exposes us to risk of non-performance by counterparties."
As of October 25, 2026, our bitcoin is held with the following custodians:

Custodian	Number of Bitcoin Custodied (1)	Bitcoin Custodied (%)
Coinbase Custody Trust Company, LLC	354,348	42%
Anchorage Digital Bank N.A.	326,554	38%
Fidelity Digital Assets, NA (f/k/a Fidelity Digital Asset Services, LLC)	167,615	20%
Total	848,517	100%
(1) Amounts shown are rounded to the nearest bitcoin
To our knowledge, none of our third-party custodians have appointed sub-custodians to hold any of our bitcoin, and none of our custodians are related parties of the Company.
Capital Markets Activity
Equity Offerings
Consistent with our Digital Credit Capital Framework, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire bitcoin, pay dividends on our Preferred Stock and interest expense on our Convertible Notes, repurchase our Preferred Stock and fund our USD Assets. We fund our purchases of bitcoin primarily from proceeds of our offerings of our class A common stock and Preferred Stock instruments, as well as USD Cash. We have also previously used proceeds from offerings of convertible notes and senior secured notes, and a loan secured by bitcoin, to purchase bitcoin, and we may incur additional indebtedness in the future, including for the purpose of purchasing bitcoin.
The following table sets forth total shares sold and total net proceeds received from shares sold under our initial public offerings and ATMs for the periods indicated. For the three and nine months ended September 30, 2026, the amounts presented reflect only shares sold under our ATMs. For the three and nine months ended September 30, 2025, the amounts include shares sold under both our initial public offerings and ATMs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares sold:
STRF Stock	—	1,881,542	—	11,948,292
STRC Stock	—	28,011,111	75,307,642	28,011,111
STRK Stock	—	1,404,499	38,796	13,605,866
STRD Stock	—	557,441	—	12,322,141
Class A common stock	50,297,872	5,712,041	108,753,378	32,562,256

Net proceeds received from shares sold (in thousands): (1)
STRF Stock	$—	$217,434	$—	$1,091,342
STRC Stock	—	2,473,800	7,518,335	2,473,800
STRK Stock	—	152,824	2,968	1,193,240
STRD Stock	—	48,462	—	1,027,948
Class A common stock	5,406,890	2,199,360	13,642,442	11,847,257
Total	$5,406,890	$5,091,880	$21,163,745	$17,633,587
Issuance cost adjustments related to STRF, STRK and STRD Stock ATMs (in thousands):	—	—	(45)	—
(1)Includes shares sold and net proceeds received from shares sold under our initial public offerings of our Preferred Stock and ATMs of our class A common stock and certain series of our Preferred Stock for the periods indicated. See Note 10, "Redeemable Preferred Stock", to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information on the initial public offerings of our Preferred Stock.
The following table sets forth total shares sold and total net proceeds (net of sales commissions and expenses) received from shares sold under our ATMs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares sold pursuant to at-the-market offerings:
STRF Stock ATMs	—	1,881,542	—	3,448,292
STRC Stock ATMs	—	—	75,307,642	—
STRK Stock ATMs	—	1,404,499	38,796	6,305,866
STRD Stock ATMs	—	557,441	—	557,441
Class A common stock ATMs	50,297,872	5,712,041	108,753,378	32,562,256

Net proceeds received from shares sold pursuant to at-the-market offerings (in thousands):
STRF Stock ATMs	$—	$217,434	$—	$380,468
STRC Stock ATMs	—	—	7,518,335	—
STRK Stock ATMs	—	152,824	2,968	630,014
STRD Stock ATMs	—	48,462	—	48,462
Class A common stock ATMs	5,406,890	2,199,360	13,642,442	11,847,257
Total	$5,406,890	$2,618,080	$21,163,745	$12,906,201
Issuance cost adjustments related to STRF, STRK and STRD Stock ATMs (in thousands):	$—	$—	$(45)	$—

As of September 30, 2026, we had the following capacities available for issuance and sale under our ATM:

(in millions)	Available for Issuance and Sale
STRF Stock	$1,619.3
STRC Stock	$17,510.8
STRK Stock	$2,100.0
STRD Stock	$4,014.8
Class A Common Stock	$18,844.3
From October 1, 2026 to October 25, 2026, we sold 0.4 million additional shares of class A common stock under our ATM for total net proceeds (net of sales commissions and expenses) of approximately $58.69 million.
See Note 10, "Redeemable Preferred Stock" and Note 12, "At-the-Market Offerings", to the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, for additional information.
Equity Repurchase Programs
In June 2026, the Company's board of directors authorized (i) a repurchase program for up to $1.0 billion aggregate purchase price of the Company's outstanding Preferred Stock and (ii) a repurchase program for up to $1.0 billion aggregate purchase price of the Company's class A common stock. The board subsequently increased the preferred stock repurchase authorization to $2.0 billion in September 2026 and $3.0 billion in October 2026.
During the three and nine months ended September 30, 2026, the Company repurchased 13,930,173 shares of STRC Stock for total aggregate consideration of $1.34 billion under the preferred stock repurchase program, leaving $657.6 million available as of September 30, 2026. All such repurchased shares were cancelled. From October 1, 2026 to October 25, 2026, we repurchased 7,050,335 shares of STRC Stock under our share repurchase program, for an aggregate purchase price of $700.9 million. As of October 25, 2026, the $956.7 million aggregate purchase price remained under this program, after giving effect to repurchases executed but not yet settled as of such date.
As of September 30, 2026 and October 25, 2026, the Company had not repurchased any shares of class A common stock under the class A common stock repurchase program, leaving $1.0 billion in remaining authorization as of both dates.
See “Liquidity and Capital Resources—Digital Credit Capital Framework” below for a description of these programs.
Debt Offerings and Repurchases
During the three and nine months ended September 30, 2026, we did not complete any new debt offerings. During the nine months ended September 30, 2025, we received net proceeds of approximately $1.98 billion from the issuance of our 2030B Convertible Notes during the first quarter of 2025. We used the net proceeds from this offering for general corporate purposes, including the acquisition of bitcoin and for working capital. In addition, in June 2025, we entered into a loan agreement that provides for aggregate borrowings of up to $31.1 million, available in multiple tranches, and bearing interest, with respect to each tranche, at a variable rate equal to the one-year Secured Overnight Financing Rate plus 4.24%.
During the nine months ended September 30, 2026, we repurchased $1.50 billion aggregate principal amount of our 0% Convertible Senior Notes due 2029 in privately negotiated transactions, for an aggregate cash repurchase price of $1.38 billion. During the nine months ended September 30, 2025, we redeemed $1.05 billion aggregate principal amount of our 0% Convertible Senior Notes due 2027, for which we issued 7,373,528 shares of class A common stock and paid a nominal amount of cash in lieu of fractional shares.
For additional information on our Convertible Notes, see Note 6, "Long-term Debt", to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
•BTC Yield represents the percentage change in BPS (in Sats) over a period.
•BTC Gain represents the BTC Yield for a period in gross bitcoin terms.
•BTC $ Gain represents BTC Gain as an illustrative dollar value.
For additional information regarding these KPIs, including how they are calculated, their purposes, uses and limitations, and their principal components as of the relevant reporting dates for this Quarterly Report, see "Important Information about KPIs".
The following tables present our BTC Yield, BTC Gain, and BTC $ Gain for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change		2026	2025	Change
BTC Yield	(11.9)%	6.2%	(18.1)%	(1)	(3.7)%	25.9%	(29.6)%	(1)
BTC Gain	(79,710)	27,847	NM	(2)	(25,085)	115,956	NM	(2)
BTC $ Gain (in millions, except percentages)	$(6,660)	$3,185	NM	(2)	$(2,096)	$13,263	NM	(2)
(1) Represents the absolute change between the periods presented.
(2) Changes greater than 100% or less than (100)% are denoted as not meaningful (NM).
See "Important Information about KPIs" for additional information.
BTC Yield
Our BTC Yield was (11.9)% and (3.7)% for the three and nine months ended September 30, 2026, respectively, as compared to 6.2% and 25.9% during the same periods in the prior year. BTC Yield decreased in both 2026 periods, primarily due to:
•Greater use of class A common stock proceeds for purposes other than buying bitcoin. We increased sales of our class A common stock for purposes other than purchasing bitcoin, including funding our USD Assets, repurchasing Preferred Stock and paying increased Preferred Stock dividend obligations, which increased our Assumed Diluted Shares Outstanding without a corresponding increase in our bitcoin holdings. See "BTC Yield - Change in Assumed Diluted Shares Outstanding" below for additional information.
•Larger starting bitcoin balance. We began each 2026 period with larger bitcoin holdings, so the same amount of accretive capital raising to purchase bitcoin produced a smaller percentage increase in BPS (in Sats). See "Important Information about KPIs" for additional information.
•Lower premium to our underlying bitcoin. The portion of proceeds we raised from the sale of class A common stock to purchase bitcoin was raised at prices reflecting lower premiums relative to the value of our underlying bitcoin holdings on a per share basis.
Additionally, the following factors contributed to the decrease in BTC Yield during the three months ended September 30, 2026 as compared to the prior quarterly period:
•Change in mix of capital raising to acquire bitcoin. We decreased our amount of sales of non-convertible preferred stock used to acquire bitcoin. For information about our Preferred Stock issuances and related bitcoin purchases, see "Capital Markets Activity" and "Bitcoin Activity and Holdings" above.

•Acquisition of less bitcoin. We acquired less bitcoin and also sold bitcoin, resulting in a lower net increase in bitcoin holdings. For additional information about the change in our bitcoin holdings, see "Bitcoin Activity and Holdings" and "Important Information about KPIs".
For the nine-month comparison, the above factors driving the decrease in BTC Yield were partially offset by:
•Change in mix of capital raising to acquire bitcoin. We increased use of proceeds from issuance of non-convertible preferred stocks to acquire bitcoin. For information about our Preferred Stock sales, see "Capital Markets Activity" and "Bitcoin Activity and Holdings" above.
•Use of cash assets to reduce Assumed Diluted Shares Outstanding. Prior to the adoption of our USD Reserve policy, we used a portion of our cash assets held in the USD Reserve to fund repurchases of our 2029 Convertible Notes. See "Change in Assumed Diluted Shares Outstanding" for additional information.
There were no material offsets for the three-month period comparison.
Change in Assumed Diluted Shares Outstanding
The table below presents the change in Assumed Diluted Shares Outstanding during the three- and nine-month periods ended September 30, 2026 and 2025, as well as the proceeds from such issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Assumed Diluted Shares Outstanding, beginning of period	401,283	314,216	344,897	281,735
Class A Common Stock Issuances	50,298	5,712	108,753	32,562
STRK Stock Issuances	—	140	4	1,361
Convertible Notes Issuances (Repurchases)	—	—	(2,231)	4,614
Equity Incentive Awards, net(1)	(4)	(28)	154	(232)
Assumed Diluted Shares Outstanding, end of period	451,577	320,040	451,577	320,040

Proceeds Used to Purchase Bitcoin	$588,093	$2,225,195	$6,738,943	$14,804,510
Proceeds Used for other bitcoin treasury purposes(2)	4,819,630	127,635	6,909,128	223,719
Total Proceeds Used	$5,407,723	$2,352,830	$13,648,071	$15,028,229
(1)Primarily reflects the grant, exercise and forfeiture of equity-based awards in the relevant period.
(2)Such proceeds from the three and nine month periods ended September 30, 2026 were used to fund USD Assets, repurchase Preferred Stock, and pay Preferred Stock dividends and Convertible Note interest, versus primarily to pay Preferred Stock dividends and Convertible Note interest in the prior year periods. See "Capital Markets Activity" and "Liquidity and Capital Resources" for additional information.
BTC Gain
Our BTC Gain was (79,710) and (25,085) for the three and nine months ended September 30, 2026, respectively, as compared to 27,847 and 115,956 during the same periods in the prior year, primarily due to a decrease in our BTC Yield for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year, as set forth above.
BTC $ Gain
Our BTC $ Gain was approximately $(6.66) billion and $(2.10) billion for the three and nine months ended September 30, 2026, respectively, as compared to approximately $3.19 billion and $13.26 billion during the same periods in the prior year, primarily due to a decrease in BTC Gain compared to the same periods in the prior year as set forth above.
Factors Impacting Results
We believe the following key factors have previously had, and may continue to have, material impacts on our financial results and liquidity, and our ability to achieve our business objectives:
•Bitcoin:
◦Bitcoin volatility. Bitcoin is a highly volatile asset that has traded below $60,000 per bitcoin and above $125,000 per bitcoin on the Coinbase exchange in the 12 months preceding September 30, 2026. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1,

2025, any subsequent increases or decreases in fair market value are recognized as incurred in the Consolidated Statements of Operations. Due to the volatility of bitcoin, and our substantial holdings, fluctuations in bitcoin price have materially impacted, and we expect will continue to materially impact, our results.
◦Other bitcoin risks. Holding bitcoin does not generate cash flows and involves custody costs, cybersecurity and counterparty risks, and significant legal, regulatory and technical uncertainty. These risks, including potential loss of our bitcoin holdings or adverse regulatory developments, could materially affect our financial condition, results of operations and liquidity. See Part II, Item 1A. Risk Factors “–Risks Related to Our Bitcoin Strategy and Holdings” of this Quarterly Report for additional information.
•Capital management:
◦Source of capital. We rely substantially on the availability of equity and debt capital markets to fund our Preferred Stock dividends, interest expense, and other financial obligations, and to maintain our USD Assets. We may also sell bitcoin pursuant to our BTC Monetization Program (as defined below) to satisfy these obligations. As such, we are subject to risks relating to the availability of capital to us on favorable terms or at all, as well as our ability to sell bitcoin at attractive prices.
◦Preferred stock dividend payments. Our outstanding Preferred Stock creates recurring and potentially variable cash obligations that can reduce funds available for operations, product investment, and debt service. Further, any deferred dividends on certain of our Preferred Stock would accrue and compound, including at increasing rates in the case of STRF Stock, while STRC Stock’s variable rate can change monthly, introducing further uncertainty to our expected dividend payments.
◦Interest on our USD Assets. Cash equivalents and short-term investments held in our USD Assets are generally invested in money market funds and other interest-bearing instruments. Interest income is affected by prevailing market interest rates and the size of our USD Assets; changes in either factor could materially impact our financial results.
•Tax:
◦Deferred taxes. Since adopting ASU 2023-08 we establish a deferred tax liability if the fair market value of bitcoin at the reporting date exceeds the average cost basis of our bitcoin holdings at such reporting date, and subsequent increases or decreases in the fair market value of bitcoin increase or decrease the deferred tax liability. If the fair market value of our bitcoin as of the end of any reporting period is below its average cost basis as of such date, the deferred tax liability with respect to unrealized gains, if any, would be reversed, a deferred tax asset for the unrealized loss would be recorded, and we may be required to establish a valuation allowance against our U.S. federal and state deferred tax assets. During the three months ended September 30, 2026, the fair value of our bitcoin holdings increased above their average cost basis. This resulted in (i) the elimination of the deferred tax asset related to the previous unrealized loss on our bitcoin holdings, (ii) the release of the valuation allowance against the U.S. federal and state deferred tax assets, and (iii) the recognition of a net deferred tax liability related to our bitcoin holdings and a deferred tax asset related to capital losses from sales of bitcoin as of September 30, 2026. See Note 8, "Income Taxes", to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information.
◦Legal and regulatory developments.
▪CAMT: On September 30, 2025, the Department of Treasury (the "Treasury") and the Internal Revenue Service (the "IRS") issued interim guidance ("Interim Guidance") which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing average annual adjusted financial statement income ("AFSI") for purposes of determining whether it is subject to the 15% corporate alternative minimum tax ("CAMT") under the Inflation Reduction Act of 2022 (the "IRA"). As previously disclosed, we do not expect to become subject to CAMT due to unrealized gains on our bitcoin holdings, if any. However, if the Interim Guidance is revoked or if the proposed or final regulations, when published or adopted, do not provide appropriate relief, we could become subject to the CAMT in the future. See Part II, Item 1A. Risk Factors “–Risks Related to our Business in General–We may have exposure to greater than anticipated tax liabilities” for additional information.
▪OBBBA: On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., introducing several changes to corporate taxation. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense, accelerated fixed asset depreciation, and adjustments to the international tax framework. The legislation did not have a material impact to our income tax expense or effective tax rate for the three or nine months ended September 30, 2026.
•Software:
◦On-premise to cloud subscription. During the three and nine months ended September 30, 2026, we continued to migrate existing customers from on-premise perpetual licenses to cloud-based subscription offerings. This transition has resulted, and is expected to continue to result, in changes to payment patterns and revenue recognition, with a shift from upfront recognition to ratable recognition over the contract term, which has affected and may continue to affect our reported revenue, operating results, and cash flows. We expect product license revenue and related product support revenue to continue to decline in future periods, as we no longer actively market new perpetual licenses or associated product support offerings.
◦Deferred revenue and advance payments. Deferred revenue and advance payments represent amounts received or due from our customers before we transfer our software or services to the customer. For multi-year service contract arrangements, we generally invoice no more than one year in advance of services and record deferred revenue only for invoiced amounts. Revenue is subsequently recognized in the period(s) in which control of the software or services is transferred to the customer. The portions of multi-year contracts that will be invoiced in the future are not presented on the Consolidated Balance Sheets in “Accounts receivable, net” and “Deferred revenue and advance payments” and instead are included in the remaining performance obligation disclosure in Results of Operations below.
See Part II, Item 1A of this Quarterly Report for information regarding risks relating to our bitcoin holdings and strategy, bitcoin generally, our securities and capital markets activities, our software business and operations, and other important risk factors, the materialization of any of which could materially impact our results and liquidity.
Results of Operations
We began presenting Software and Bitcoin as two reportable operating segments in the second quarter of 2026. The discussion below addresses both our consolidated results and, where useful to explain material drivers, segment-level results. See Note 13, "Segment Information", to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Consolidated Overview
The following table sets forth our revenue and net income (loss) by reportable segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Revenues
Software	$125,427	$128,691	$(3,264)	$372,095	$354,245	$17,850
Bitcoin	—	—	—	—	—	—
Total revenues	$125,427	$128,691	$(3,264)	$372,095	$354,245	$17,850

Net income (loss)
Software	$519,308	$34,174	$485,134	$33,591	$82,740	$(49,149)
Bitcoin	19,013,664	2,750,850	16,262,814	(1,262,917)	8,505,760	(9,768,677)
Total net income (loss)	$19,532,972	$2,785,024	$16,747,948	$(1,229,326)	$8,588,500	$(9,817,826)
Total revenues were $125.4 million and $372.1 million for the three and nine months ended September 30, 2026, respectively, compared to $128.7 million and $354.2 million, respectively, for the same periods in the prior year. All of our revenues in each period presented were generated by our Software segment. For a discussion of the drivers of the changes in our revenues, see "Software Segment" below.
We recognized net income of $19.53 billion and net loss of $1.23 billion for the three and nine months ended September 30, 2026, respectively, compared to net income of $2.79 billion and $8.59 billion for the same periods in the prior year. The changes were primarily attributable to gains or losses on digital assets resulting from the volatility and change in the market price of bitcoin during the 2026 periods, compared to gains on digital assets recognized during the comparable periods in the prior year.
Bitcoin Segment
The following table sets forth the results of operations of our Bitcoin segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Total revenues	$—	$—	$—	$—	$—	$—
Significant expenses
Controllable
Sales and marketing	(133)	(93)	(40)	(1,095)	(1,789)	694
General and administrative	(8,439)	(4,233)	(4,206)	(28,948)	(16,361)	(12,587)
Total controllable expenses	(8,572)	(4,326)	(4,246)	(30,043)	(18,150)	(11,893)
Non-Controllable
Gain (loss) on digital assets	20,912,392	3,890,847	17,021,545	(1,858,452)	12,032,356	(13,890,808)
Digital asset custody fees	(4,620)	(5,342)	722	(12,769)	(14,346)	1,577
Share-based compensation expense	(4,148)	(4,651)	503	(12,707)	(11,007)	(1,700)
Payroll taxes on equity award exercises and vestings	(2)	(739)	737	(502)	(833)	331
Total non-controllable expenses	20,903,622	3,880,115	17,023,507	(1,884,430)	12,006,170	(13,890,600)
Total significant expenses	20,895,050	3,875,789	17,019,261	(1,914,473)	11,988,020	(13,902,493)
Other segment items	433	—	433	1,415	—	1,415
Interest income	46,398	—	46,398	78,714	—	78,714
Interest expense	(15,371)	(18,999)	3,628	(47,283)	(54,176)	6,893
Gain on debt extinguishment	—	—	—	113,916	—	113,916
Income tax (expense) benefit	(1,912,846)	(1,105,940)	(806,906)	504,794	(3,428,084)	3,932,878
Net income (loss)	$19,013,664	$2,750,850	$16,262,814	$(1,262,917)	$8,505,760	$(9,768,677)
Our Bitcoin segment had net income of $19.01 billion and net loss of $1.26 billion for the three and nine months ended September 30, 2026, respectively. Segment net income (loss) increased by $16.26 billion for the three months ended September 30, 2026 and decreased by $9.77 billion for the nine months ended September 30, 2026, as compared to the same periods in the prior year, primarily due to a higher gain on digital assets for the three-month period resulting from an increase in the market price of bitcoin during the quarter, and a loss on digital assets for the nine-month period resulting from the volatility and decrease in the market price of bitcoin during the period, as compared to gains on digital assets recognized in the prior year periods.
We recognized a gain on digital assets of approximately $20.91 billion and a loss on digital assets of approximately $1.86 billion for the three and nine months ended September 30, 2026, respectively. We recognized a gain on digital assets of approximately $3.89 billion and $12.03 billion for the three and nine months ended September 30, 2025, respectively. See “Factors Impacting Results—Bitcoin” above for additional information.
Software Segment
The following table sets forth the results of operations of our Software segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Revenues:
Product licenses	$3,829	$17,373	$(13,544)	$12,997	$31,820	$(18,823)
Subscription services	68,590	45,972	22,618	190,327	123,899	66,428
Product support	37,681	51,118	(13,437)	122,116	155,728	(33,612)
Other services	15,327	14,228	1,099	46,655	42,798	3,857
Total revenues	125,427	128,691	(3,264)	372,095	354,245	17,850
Significant expenses
Controllable
Sales and marketing	(27,426)	(24,656)	(2,770)	(87,989)	(74,540)	(13,449)
Maintenance	(4,993)	(6,971)	1,978	(16,563)	(20,705)	4,142
Consulting	(10,982)	(11,115)	133	(34,140)	(34,825)	685
Cloud	(19,478)	(19,172)	(306)	(65,100)	(49,774)	(15,326)
Technology	(23,085)	(20,945)	(2,140)	(67,390)	(67,244)	(146)
General and administrative	(14,467)	(18,194)	3,727	(44,465)	(53,265)	8,800
Total controllable expenses	(100,431)	(101,053)	622	(315,647)	(300,353)	(15,294)
Non-Controllable
Share-based compensation expense	(9,031)	(10,832)	1,801	(27,913)	(32,037)	4,124
Payroll taxes on equity award exercises and vestings	(70)	(765)	695	(1,626)	(5,426)	3,800
Total non-controllable expenses	(9,101)	(11,597)	2,496	(29,539)	(37,463)	7,924
Total significant expenses	(109,532)	(112,650)	3,118	(345,186)	(337,816)	(7,370)
Other segment items	(765)	(1,704)	939	(1,277)	(15,952)	14,675
Interest income	652	121	531	813	313	500
Interest expense	(9)	(12)	3	—	(30)	30
Income tax benefit	503,535	19,728	483,807	7,146	81,980	(74,834)
Net income	$519,308	$34,174	$485,134	$33,591	$82,740	$(49,149)
Our Software segment had net income of $519.3 million and $33.6 million for the three and nine months ended September 30, 2026, respectively, representing an increase of $485.1 million and a decrease of $49.1 million as compared to the same periods in the prior year. The following discussion presents the components of our Software segment results of operations.
Revenues
Total Software segment revenues were $125.4 million and $372.1 million for the three and nine months ended September 30, 2026, respectively, a decrease of $3.3 million and an increase of $17.9 million as compared to the same periods in the prior year. The changes in both periods reflected growth in subscription services revenues and declines in product support and product licenses revenues. The growth in subscription services revenues and decline in product support revenues reflect the continued migration of our on-premises customers to our Cloud subscription services offerings. The changes in subscription services, product support, and product licenses revenues were as follows:
•Subscription services revenues. Subscription services revenues are derived from our Cloud subscription service and are recognized ratably over the service period in the contract. Subscription services revenues increased by $22.6 million and $66.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to conversions to cloud-based subscriptions from existing on-premises customers, a net increase in the use of subscription services by existing customers, and sales contracts with new customers.
•Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues decreased by $13.4 million and $33.6 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to existing customers converting from on-premises product licenses with support contracts to our Cloud subscription services offerings and non-renewals of existing support contracts.
•Product licenses revenues. Product license revenues are derived from fees earned for licensing our business intelligence software to customers on a term or perpetual basis. Product license revenue is recognized at the point when control of the license is transferred to the customer. Product licenses revenues decreased by $13.5 million and $18.8 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to the non-recurrence of product licenses revenues recognized in the prior-year period related to a customer settlement and the continued migration of customers to our Cloud subscription services offerings.
Expenses
Total significant expenses were $109.5 million and $345.2 million for the three and nine months ended September 30, 2026, respectively, a decrease of $3.1 million and an increase of $7.4 million as compared to the same periods in the prior year. These changes were primarily driven by higher sales and marketing expenses in the three and nine month periods ended September 30, 2026 and cloud expenses in the nine month period ended September 30, 2026, partially offset by change in general and administrative expenses in the three and nine month periods ended September 30, 2026 due to changes in segment cost allocations. The changes in sales and marketing and cloud expenses were as follows:
•Sales and marketing expenses. Sales and marketing expenses consist of personnel costs, commissions, and costs related to promotional events, advertising and other sales and marketing related third-party expenses. Sales and marketing expenses increased by $2.8 million and $13.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. The increase for the three months ended September 30, 2026 was primarily driven by higher personnel costs. The increase for the nine months ended September 30, 2026 was primarily driven by higher personnel costs, as well as increased third-party marketing expenses.
•Cloud expenses. Cloud expenses consist primarily of personnel and cloud infrastructure costs. Cloud expenses increased by $0.3 million and $15.3 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. The increase for the three and nine-month periods was primarily driven by higher cloud infrastructure costs, partially offset by lower personnel expenses.
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
Total deferred revenue and advance payments. Total deferred revenue and advance payments decreased by $68.1 million as of September 30, 2026, compared to December 31, 2025, primarily due to a decrease in deferred subscriptions services revenue and product support revenue due to the timing of renewals and increased conversions from on-premises to subscription services contracts. Total deferred revenue and advance payments increased by $5.3 million as of September 30, 2026 compared to September 30, 2025, primarily due to (i) an increase in deferred revenue from new subscription services contracts, partially offset by (ii) a decrease in deferred product support revenue from existing customers migrating from on-premises to subscription services contracts.
Current deferred revenue and advance payments decreased by $65.4 million and increased by $6.1 million as of September 30, 2026, compared to December 31, 2025, and September 30, 2025, respectively. Non-current deferred revenue and advance payments decreased by $2.7 million and $0.8 million as of September 30, 2026, compared to December 31, 2025 and September 30, 2025, respectively.
Remaining performance obligation. Our remaining performance obligation represents contracted future revenue, including deferred revenue, advance payments, and non-cancellable billable amounts that will be invoiced and recognized in future periods. As of September 30, 2026, our remaining performance obligation was $576.6 million of which approximately $334.2 million is expected to be recognized as revenue over the next 12 months. The timing of revenue recognition may vary depending on our satisfaction of related performance obligations, and the amount of deferred revenue, advance payments, and remaining performance obligations at any date may not be indicative of future revenues.
Consolidated Items

The following items are discussed on a consolidated basis.
Interest Income
For the three and nine months ended September 30, 2026, interest income of $47.1 million and $79.5 million was primarily due to interest earned on the cash and cash equivalents and short-term investments held in our USD Assets, which we began building following the establishment of the USD Reserve in December 2025 and which totaled $5.80 billion as of September 30, 2026.
Interest Expense
For the three and nine months ended September 30, 2026, interest expense of $15.4 million and $47.3 million, respectively, compared to $19.0 million and $54.2 million for the same periods in the prior year. Interest expense consisted primarily of contractual interest and amortization of issuance costs on our Convertible Notes. Contractual interest was unchanged from the prior year, while amortization of issuance costs decreased, primarily as a result of our repurchase of $1.50 billion aggregate principal amount of our 2029 Convertible Notes in May 2026.
Other Income (Expense), Net
For the three and nine months ended September 30, 2026, other income, net, of $0.8 million and $4.2 million was comprised primarily of foreign currency transaction net gains. For the three and nine months ended September 30, 2025, other expense net, of $0.7 million and $12.9 million was comprised primarily of foreign currency transaction net losses.
Income Taxes
We recorded a benefit from income taxes of $0.51 billion on a pretax loss of $1.74 billion that resulted in an effective tax rate of 29.4% for the nine months ended September 30, 2026, as compared to a provision for income taxes of $3.35 billion on pretax income of $11.93 billion that resulted in an effective tax rate of 28.0% for the nine months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, our benefit from (provision for) income taxes primarily related to the tax effects of changes in the fair value of our bitcoin holdings.
During the three months ended September 30, 2026, the fair value of our bitcoin holdings increased above their average cost basis. This resulted in (i) the elimination of the deferred tax asset related to the previous unrealized loss on our bitcoin holdings, (ii) the release of the $4.60 billion valuation allowance established during the six months ended June 30, 2026 against our U.S. federal and state deferred tax assets, and (iii) the recognition of a net deferred tax liability related to our bitcoin holdings as of September 30, 2026. As of September 30, 2026, we recorded (i) a deferred tax liability of $1.98 billion related to the unrealized gain on our bitcoin holdings and (ii) a deferred tax asset of $91.5 million related to capital losses from sales of bitcoin. If, in future periods, the fair value of bitcoin declines below the average cost basis of our bitcoin holdings, we would record a deferred tax asset for the unrealized loss and may be required to establish a valuation allowance against our U.S. federal and state deferred tax assets. We will continue to regularly assess the realizability of deferred tax assets.
Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings and losses, material discrete tax items, or a combination of these factors resulting from transactions or events.
See “Factors Impacting Results – Tax” for a discussion of tax factors which may or have had, and may continue to have, a significant impact on our results.

Employees
As of September 30, 2026, we had a total of 1,513 employees, of whom 413 were based in the United States and 1,100 were based internationally.
Liquidity and Capital Resources
We manage our liquidity and capital resources on a consolidated basis across both of our reportable segments. Our Software segment generates the recurring operating cash flows that fund its day-to-day operations, while our capital markets activities, our bitcoin holdings, and our USD Assets are the principal sources of capital supporting our Bitcoin segment and preferred stock dividend payments and our indebtedness obligations. Accordingly, the following discussion of liquidity and capital resources is presented on a consolidated basis.
Liquidity
Sources of Liquidity

We evaluate all available sources of liquidity and determine which source or combination of sources to use based on our liquidity needs, market conditions, and our subjective assessment of the relative attractiveness of available alternatives, including our equity securities, debt securities, cash reserves, bitcoin and accounts receivable.
Our sources of liquidity include:
•Cash and cash equivalents and short-term investments. Cash and cash equivalents and short-term investments may include holdings in bank demand deposits, money market instruments, certificates of deposit, and U.S. Treasury securities. As of September 30, 2026 and December 31, 2025, the amount of cash and cash equivalents and short-term investments held by our U.S. entities was $5.86 billion and $2.25 billion, respectively, and by our non-U.S. entities was $41.8 million and $50.0 million, respectively. We earn a significant amount of our revenues outside the United States. We did not repatriate any foreign earnings and profits during the three and nine months ended September 30, 2026 and 2025. Integral to our cash and cash equivalents and short-term investments are our USD Assets. See "—Digital Credit Capital Framework" and "—Availability of the USD Assets for Liquidity," below for additional information.
•Bitcoin. As of September 30, 2026 and December 31, 2025, we held approximately 847,666 and 672,500 bitcoins, respectively, all of which were unencumbered as of such dates. As of October 25, 2026, we held approximately 848,517 bitcoins, which had an aggregate market value of $68.27 billion (based on the market price of $80,456 of one bitcoin as reported on the Coinbase exchange as of October 25, 2026, 4:00 p.m. Eastern Time). Our bitcoin holdings are less liquid than our existing cash and cash equivalents and short-term investments and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. See “Availability of Bitcoin for Liquidity” below.
•ATM. Under our ATM, we may from time to time through the Agents issue and sell shares of STRF Stock, STRC Stock, STRK Stock, STRD Stock, class A common stock and any additional series of preferred stock as may be designated by us from time to time in the future. See "Capital Markets Activity" above for additional information regarding our ATM, including our activity for the three and nine months ended September 30, 2026 and 2025 and the period from October 1, 2026 to October 25, 2026, as well as our ATM capacities as of September 30, 2026. We intend to use proceeds from sales of our securities under our ATM to acquire bitcoin in a manner we believe to be accretive to our class A common stockholders. We may also use proceeds from sales of our securities to fund liquidity needs, including dividends on our Preferred Stock, interest on our outstanding indebtedness, to repurchase, repay or redeem Convertible Notes, to repurchase our securities, to fund our USD Assets or for other corporate purposes if we determine doing so is more favorable than utilizing our other sources of liquidity for such purposes.
•Accounts receivable. The primary sources of cash provided by software operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services and product support, as well as consulting and education services. As of September 30, 2026 and December 31, 2025, our accounts receivable, net of allowance for credit losses was $129.9 million and $205.7 million, respectively. See “Cash Flows” below for a discussion of our accounts receivable.
Liquidity Needs
As of September 30, 2026, our short-term and long-term liquidity needs include the following:
•Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, expected dividend payments on our STRF Stock, STRC Stock, STRE Stock, and STRD Stock, expected dividend payments on our STRK Stock to the extent that we do not pay such dividends in the form of shares of our class A common stock, near-term payments due prior to and upon delivery of our new corporate aircraft, interest payments on our Outstanding Convertible Notes, potential cash payments in connection with the exercise of holders’ repurchase rights under our 2028 Convertible Notes, which become exercisable on September 15, 2027, various purchase agreements primarily related to third-party cloud hosting services and third-party software supporting our products, marketing, and operations and contractual obligations due within the next twelve months.
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

For further details regarding certain of our short-term and long-term liquidity needs, see “Contractual and Other Obligations” below.
Maturities and Holder Repurchase Rights
The Convertible Notes have scheduled maturity dates and become subject to holder put option rights as follows:

Convertible Notes	Outstanding Principal Amount as of September 30, 2026 (in thousands)	Maturity Date	Put Option Date (1)
2028 Convertible Notes	$1,010,000	September 15, 2028	September 15, 2027
2029 Convertible Notes	$1,500,000	December 1, 2029	June 1, 2028
2030A Convertible Notes	$800,000	March 15, 2030	September 15, 2028
2030B Convertible Notes	$2,000,000	March 1, 2030	March 1, 2028
2031 Convertible Notes	$603,659	March 15, 2031	September 15, 2028
2032 Convertible Notes	$800,000	June 15, 2032	June 15, 2029
(1)Holders of the Convertible Notes may require us to repurchase for cash all or a portion of the Convertible Notes at 100% of principal plus accrued and unpaid interest on the dates indicated.
Conversion of Convertible Notes. If the conditional conversion features of the Convertible Notes are triggered and holders of our Convertible Notes elect to convert their Convertible Notes, we may elect to settle the conversions of such Convertible Notes in shares of our class A common stock, or a combination of cash and shares of class A common stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Convertible Notes. None of our Convertible Notes were convertible at the option of holders during the three and nine months ended September 30, 2026.
Satisfying Liquidity Needs
We do not expect cash and cash equivalents generated by our software operations to be sufficient to satisfy our short-term or long-term liquidity needs. However, we expect to be able to satisfy such needs through one or more available sources, including cash and cash equivalents and short-term investments we hold in the USD Assets, proceeds from the sale of bitcoin, proceeds from our ATM and proceeds from additional equity or debt financings.
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
Digital Credit Capital Framework
In June 2026, our board of directors adopted a capital management framework, which we refer to as our “Digital Credit Capital Framework,” designed to strengthen our Preferred Stock, enhance liquidity, preserve long-term bitcoin exposure, and support long-term value creation for our stockholders. In August 2026, we added USD Cash as a sixth component of the framework. The Digital Credit Capital Framework consists of the following components:
•USD Reserve Policy. We established the USD Reserve in December 2025. Our board-approved USD Reserve policy, adopted in June 2026, provides that the USD Reserve may be used only to support the payment of dividends on our Preferred Stock and interest expense on our outstanding indebtedness, and requires us to maintain a minimum USD Reserve equal to at least 12 months of our then-current expected annual Preferred Stock dividend payments and interest expense. Any other use of the USD Reserve, and any reduction of the USD Reserve below that minimum, requires board authorization.
•STRC Dividend Rate Policy. We evaluate the STRC Stock dividend rate monthly based on a range of factors, including STRC Stock trading levels, market yields, credit spreads, the price and volatility of bitcoin, USD Reserve coverage, capital market conditions, and our overall capital structure. Dividend rate adjustments are one of several tools available to us to encourage STRC Stock to trade over time near its targeted range of approximately $99 to $100 per share, along with USD Reserve management, sales of bitcoin, repurchases of STRC Stock and other capital allocation actions. We will not necessarily increase the STRC Stock dividend rate solely because STRC Stock trades below its $100 per share stated amount, and management does not intend to recommend to our board of directors a change from the current 12.00% per annum dividend rate until STRC Stock demonstrates sustained trading at or near its $100 stated amount. Our current policy is also not to issue STRC Stock at prices below its $100 stated amount per share. STRC Stock may trade, including significantly, outside of its targeted range, and STRC Stock dividends and any dividend rate changes remain subject to declaration by our board of directors or an authorized committee thereof and are not guaranteed.
•Preferred Stock Repurchase Program. As of the date of this Quarterly Report, our board of directors has authorized the repurchase of up to $3.0 billion aggregate purchase price of our outstanding Preferred Stock, reflecting a $2.0 billion increase to the program’s initial $1.0 billion authorization. We currently expect STRC Stock to be the priority under the program if management determines that repurchases are accretive and would strengthen our capital structure. Repurchases may be made through open-market purchases, block trades, privately negotiated transactions, tender offers, exchange offers, or other legally permissible means. We expect to fund repurchases from sources other than the USD Reserve, which may include proceeds from sales of class A common stock or Preferred Stock under our ATM, USD Cash and, depending on market conditions, sales of bitcoin.
•Class A Common Stock Repurchase Program. Our board of directors has authorized the repurchase of up to $1.0 billion aggregate purchase price of our class A common stock, which may be made through the means described above or through accelerated share repurchase transactions. Repurchases of class A common stock may be funded in the same manner, and are subject to the same limitations, as repurchases of our Preferred Stock.
•BTC Monetization Program. Our board of directors has authorized us to sell bitcoin from time to time under our BTC monetization program (the “BTC Monetization Program”) (i) to generate up to $1.25 billion of proceeds to fund the USD Reserve; (ii) to fund Preferred Stock dividends and interest expense as they become payable, or to replenish the USD Reserve after such payments, when management determines that doing so is more advantageous than issuing class A common stock or pursuing other capital markets transactions; and (iii) to fund repurchases of Preferred Stock or class A common stock, including related taxes, fees, and transaction expenses, under the repurchase programs described above. Any bitcoin monetization outside these purposes or in excess of these authorizations would require further board authorization. As of October 25, 2026, we had not sold any bitcoin under the $1.25 billion USD Reserve-building component of the BTC Monetization Program.
•USD Cash. In August 2026, we established USD Cash, a management-designated pool of U.S. dollar liquidity held separately from the USD Reserve and maintained for broader Bitcoin Treasury Company purposes, which may include acquiring bitcoin, expanding the USD Reserve, and other capital management activities. Unlike the USD Reserve, USD Cash is not subject to the use restrictions or minimum balance requirements of our USD Reserve policy, and we may increase, reduce or redeploy amounts designated as USD Cash from time to time based on market conditions, liquidity needs and other factors. We have funded USD Cash primarily with proceeds from sales of class A common stock under our ATM.
Neither repurchase program nor the BTC Monetization Program has a fixed expiration date, and each may be modified, suspended or terminated at any time and does not obligate us to repurchase any particular amount of securities, sell any bitcoin, or fund any dividend or interest payment through sales of bitcoin. The timing, amount and manner of any repurchases or bitcoin sales will depend on market conditions, trading prices, liquidity, tax and accounting considerations, applicable legal requirements, available capital, and management’s assessment of long-term stockholder value. Repurchases of our Preferred Stock and class A common stock may be subject to the 1% excise tax on certain net stock repurchases imposed under the IRA. The policies described above reflect our current intent only and may be changed or discontinued at any time without notice. See “—Availability of the USD Assets for Liquidity” below for information regarding our USD Reserve and USD Cash balances and “Capital Markets Activity—Equity Repurchase Programs” above for information regarding our repurchase activity.
Availability of the USD Assets for Liquidity
As of September 30, 2026 and October 25, 2026, our USD Reserve totaled $4.88 billion and $4.83 billion, respectively. As of September 30, 2026 and October 25, 2026, our USD Cash totaled $0.92 billion and $0.24 billion, respectively. Both October 25, 2026 balances include expected cash proceeds from shares sold under our ATMs that had not yet settled as of such date. As of September 30, 2026 and October 25, 2026, our current expected annual Preferred Stock dividend payments and Convertible Note interest expense were approximately $1.59 billion and $1.51 billion, respectively, and our USD Assets represented approximately 43 months and 40 months, respectively, of such expected payments. The foregoing expected annual dividend payments assume declaration in full of Preferred Stock dividends and, in the case of STRC Stock, a dividend rate of 12.00% per annum.

We intend to maintain the board-required total Preferred Stock dividend and Convertible Note interest expense liquidity coverage for the USD Reserve through a combination of sales under our ATMs and through sales of bitcoin under the board-authorized BTC Monetization Program, as described above. To date, we have funded our USD Reserve by using the proceeds of the sale of class A common stock under our ATM and sales of bitcoin and USD Cash by using proceeds of the sale of class A common stock under our ATM. We may in the future use other sources of liquidity, including proceeds from sales of preferred stock under our ATM or from further sales of bitcoin (including under our BTC Monetization Program), to fund our USD Assets and, may use USD Cash to fund our USD Reserve. Our ability to maintain the USD Reserve at current levels and fund USD Cash is subject to market conditions and other factors outside of our control, including our ability to obtain equity financing in a timely manner, on favorable terms, or at all, and the availability of our bitcoin as a source of liquidity. See “Risks Related to Our Business in General — A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs” in Part II, Item 1A, Risk Factors of this Quarterly Report for additional information.
Our USD Assets are maintained within our general treasury and cash management framework and, except for cash in transit, is held in a segregated account or accounts. The USD Reserve is not subject to any contractual mandate or lien requiring that it be maintained for the payment of dividends or interest, or for any other specified purpose. However, the USD Reserve is subject to the board-approved policy described above, which restricts its permitted uses and requires us to maintain a minimum balance, and requires board authorization for any use outside those permitted purposes, or any reduction below that minimum balance. Subject to that policy, we may increase, reduce, adjust, or reallocate amounts designated as part of the USD Reserve from time to time based on market conditions, liquidity needs, risk considerations, and other factors. To optimize our cash management, subject to board approval, we may also deploy assets designated as part of the USD Reserve into USD-denominated and/or USD-referenced assets, including instruments that do not constitute cash or cash equivalents or short-term investments in U.S. government securities.
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
See “Capital Markets Activity” above for information regarding our offerings of class A common stock and Preferred Stock, our repurchases of Preferred Stock and class A common stock, and our debt offerings and repurchases.

Contractual and Other Obligations
Our material contractual obligations and cash requirements as of September 30, 2026 consist of:
•principal and interest payments related to our long-term debt, which includes:
◦Principal due upon maturity of our long-term debt instruments in the aggregate of $6.75 billion ($1.05 billion of which is classified as current-portion of long-term debt on our Consolidated Balance Sheets) ;
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
•declared regular dividends, if any, on our Preferred Stock (in each case, to the extent declared by our board of directors or a duly authorized committee thereof). For additional information about our Preferred Stock outstanding as of September 30, 2026 and the dividends declared and paid during the three and nine months ended September 30, 2026, see “Preferred Stock” below.
•ongoing personnel-related expenditures and vendor payments.
See Note 6, "Long-term Debt," Note 10, "Redeemable Preferred Stock" and Note 15, "Subsequent Events", to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, as well as “Liquidity and Capital Resources” above, for additional information.
Preferred Stock
The following table sets forth the outstanding shares, notional values, and dividend rates for the Preferred Stock as of September 30, 2026:

Preferred Stock	Shares Outstanding (in thousands)	Notional Value (in thousands)	Dividend Rate
STRF Stock	12,840	$1,283,969	10.00%
STRC Stock	90,965	$9,096,453	12.00%
STRE Stock	7,750	€775,000	10.00%
STRK Stock	14,021	$1,402,074	8.00%
STRD Stock	14,024	$1,402,422	10.00%
See "Capital Markets Activity" above for information regarding our repurchase of STRC Stock from October 1, 2026 to October 25, 2026. After giving effect to the repurchases of STRC Stock as of October 25, 2026 (including repurchases executed but not yet settled as of such date), there were approximately 83.9 million shares of STRC Stock outstanding having a total aggregate notional value of $8.39 billion.
See Note 10, "Redeemable Preferred Stock" and Note 15, "Subsequent Events", to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information about the terms of our Preferred Stock.
The following table sets forth the aggregate cash dividends paid for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
STRF Stock	$32,099	$29,182	$96,298	$54,704
STRC Stock	301,874	45,751	696,169	45,751
STRE Stock (1)	22,048	—	66,525	—
STRK Stock	28,041	27,212	84,124	59,831
STRD Stock	35,061	37,636	105,182	37,636
Total Cash Dividends Paid	$419,123	$139,781	$1,048,298	$197,922

(1) Reflects the Euro to USD exchange rate in effect at the time of the applicable STRE Stock dividend payment.
On October 29, 2026, we filed amended and restated certificates of designations with the Secretary of State of the State of Delaware to effectuate the Dividend Amendments. See Note 15, "Subsequent Events", to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, for additional information. The first daily dividend record date for STRC Stock was November 1, 2026, and we expect the first daily dividend record date for STRF Stock, STRK Stock and STRD Stock to be January 1, 2027. As of the date hereof, we expect the STRC Stock dividends with record dates occurring in the month of November 2026 to be characterized as non-taxable returns of capital to the extent of a stockholder’s tax basis in its STRC Stock for U.S. federal income tax purposes. See "Capital Markets Activity" above for additional information on our equity issuances and repurchases from October 1, 2026 to October 25, 2026. Other than such repurchases of STRC Stock, and associated changes in our dividend obligations, there have been no changes to our material contractual obligations and cash requirements since September 30, 2026.
Cash Flows
The following table sets forth a summary of our cash flows (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	% change (1)
(in thousands)	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$14,267	$(45,612)	NM
Net cash used in investing activities	(17,228,318)	(19,417,576)	(11.3)%
Net cash provided by financing activities	17,418,053	19,476,842	(10.6)%
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(4,218)	2,649	NM
Net increase in cash, cash equivalents, and restricted cash	199,784	16,303	NM
Cash, cash equivalents, and restricted cash, beginning of period	2,303,343	39,897	NM
Cash, cash equivalents, and restricted cash, end of period	$2,503,127	$56,200	NM
(1) Changes greater than 100% or less than (100)% are denoted as not meaningful (NM).
Net cash provided by (used in) operating activities. The primary sources of cash provided by operating activities are cash collections of our accounts receivable from customers following the sales and renewals of our product licenses, subscription services, product support, consulting and education services and interest income earned on our USD Assets. Our primary uses of cash in operating activities are for personnel-related expenditures for software development, personnel-related expenditures for providing consulting, education, and subscription services, cloud hosting infrastructure costs primarily associated with providing subscription services, sales and marketing costs, general and administrative costs, interest expense related to our long-term debt arrangements, and income taxes. Non-cash items to further reconcile net (loss) income to net cash provided by (used in) operating activities consist primarily of depreciation and amortization, reduction in the carrying amount of operating lease right-of-use assets, deferred taxes, share-based compensation expense, loss or gain on digital assets, gain on extinguishment of debt, and the amortization of the issuance costs on our long-term debt.
Net cash provided by operating activities increased by $59.9 million for the nine months ended September 30, 2026, as compared to the same period in the prior year. This increase was primarily driven by a $79.2 million increase in cash received from interest income, mainly attributable to interest earned on our USD Assets, partially offset by changes in operating assets and liabilities. Changes in net (loss) income are not indicative of changes in our operating cash flows, as net (loss) income for each period was primarily driven by non-cash changes in the fair value of our digital assets. Net income decreased by $9.82 billion as compared to the same period in the prior year, primarily as a result of a significant change in non-cash loss on digital assets during the current period, as compared to a non-cash gain on digital assets during the prior-year period.
Net cash used in investing activities. Net cash used in investing activities was $17.23 billion for the nine months ended September 30, 2026, compared to $19.42 billion for the same period in the prior year, a decrease of $2.19 billion. During the nine months ended September 30, 2026, purchases of digital assets decreased by $5.12 billion as compared to the prior year period, and we received $431.8 million of proceeds from sales of digital assets while we had no sales of digital assets during the nine months ended September 30, 2025. In addition, during the nine months ended September 30, 2026, we purchased $3.73 billion of short-term investments and received $337.6 million of proceeds from sales and maturities of short-term investments while we had no short-term investment activity during the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, we purchased $14.26 billion of bitcoin using net proceeds from the sale of STRC Stock, STRK Stock, and class A common stock under our ATM, while during the nine months ended September 30, 2025, we purchased $19.38 billion of bitcoin using net proceeds from the issuances of our 2030B Convertible Notes, the initial public offerings of our STRF Stock, STRC Stock, STRK Stock and STRD Stock, and ATM sales of STRF Stock, STRK Stock, STRD Stock and class A common stock. The decrease in purchases of digital assets was primarily caused by a decrease in average cost per bitcoin acquired, as well as a decrease in total bitcoin acquired, as compared to the prior-year period.
Net cash provided by financing activities. The changes in cash provided by financing activities primarily relate to the sale of class A common stock and Preferred Stock under our ATMs, additional offerings (such as initial public offerings) of new or existing preferred stock or indebtedness, repurchases of our Preferred Stock and indebtedness, including our 2029 Convertible Notes, dividends paid on our Preferred Stock, the exercise or vesting of certain awards under the 2013 Stock Incentive Plan (as amended, the “2013 Equity Plan”), and the 2023 Equity Incentive Plan (as amended, the “2023 Equity Plan,” and, together with the 2013 Equity Plan, the “Stock Incentive Plans”), and the sales of class A common stock under the 2021 Employee Stock Purchase Plan.
Net cash provided by financing activities was $17.42 billion for the nine months ended September 30, 2026, compared to $19.48 billion for the same period in the prior year, a decrease of $2.06 billion. During the nine months ended September 30, 2026, we did not complete any new long‑term debt offerings and accordingly received no proceeds from convertible senior note issuances, as compared to $2.00 billion of proceeds from the issuance of our 2030B Convertible Notes during the nine months ended September 30, 2025. In addition, we repurchased $1.50 billion in aggregate principal amount of our 2029 Convertible Notes for approximately $1.38 billion in cash, and repurchased STRC Stock for $1.34 billion in cash during the nine months ended September 30, 2026, whereas there were no material repurchases of convertible notes or preferred stock in the prior-year period. Net cash provided by financing activities also reflected changes in our class A common stock issuances, Preferred Stock issuances and Preferred Stock dividend payments. Net proceeds from the sales of Preferred Stock increased by $1.74 billion as compared to the prior-year period. This increase primarily reflects the sale of STRC under the ATM during the nine months ended September 30, 2026. Such issuances of Preferred Stock in the nine months ended September 30, 2026 contributed to an increase in aggregate dividends paid on our Preferred Stock of $850.4 million compared to the prior-year period. Net proceeds from ATM sales of class A common stock increased by $1.80 billion compared to the prior-year period.
Long-term Debt
The terms of each of our long-term debt instruments and the interest payments we have made and are obligated to make on our long-term debt instruments are discussed more fully in Note 6, "Long-term Debt," to the Consolidated Financial Statements included in this Quarterly Report.
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
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from these estimates and assumptions.
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

Important Information about KPIs
The following table presents total bitcoin holdings, basic shares outstanding, Assumed Diluted Shares Outstanding, Bitcoin per basic shares outstanding (in Sats), BPS (in Sats), and bitcoin price for the periods as indicated.

	2026			2025
	12/31/2025	6/30/2026	9/30/2026	12/31/2024	6/30/2025	9/30/2025
Total Bitcoin Holdings	672,500	846,000	847,666	447,470	597,325	640,031

Shares Outstanding (in thousands)
Class A Common Stock	292,422	351,963	402,338	226,138	261,318	267,468
Class B Common Stock	19,640	19,640	19,640	19,640	19,640	19,640
Basic Shares Outstanding	312,062	371,603	421,978	245,778	280,958	287,108

2027 Convertible Notes, convertible at $143.25	—	—	—	7,330	—	—
2028 Convertible Notes, convertible at $183.19	5,513	5,513	5,513	5,513	5,513	5,513
2029 Convertible Notes, convertible at $672.40	4,462	2,231	2,231	4,462	4,462	4,462
2030A Convertible Notes, convertible at $149.77	5,342	5,342	5,342	5,342	5,342	5,342
2030B Convertible Notes, convertible at $433.43	4,614	4,614	4,614	—	4,614	4,614
2031 Convertible Notes, convertible at $232.72	2,594	2,594	2,594	2,594	2,594	2,594
2032 Convertible Notes, convertible at $204.33	3,915	3,915	3,915	3,915	3,915	3,915
STRK Stock, convertible at $1,000.00	1,398	1,402	1,402	—	1,220	1,361
Equity Incentive Awards	4,997	4,069	3,988	6,801	5,598	5,131
Assumed Diluted Shares Outstanding (in thousands)	344,897	401,283	451,577	281,735	314,216	320,040

Bitcoin Per Basic Share Outstanding (in Sats)	215,502	227,662	200,879	182,063	212,603	222,923

Bitcoin Per Assumed Diluted Share Outstanding (BPS) (in Sats)	194,986	210,824	187,712	158,826	190,100	199,984

Bitcoin Per Assumed Diluted Share Outstanding (BPS) ($)	$171	$124	$157	$148	$205	$229

Bitcoin Price	$87,515	$58,714	$83,552	$93,390	$107,752	$114,378
Bitcoin Per Share (in Sats) or BPS (in Sats) represents the ratio between the Company’s gross bitcoin holdings and its Assumed Diluted Shares Outstanding, expressed in terms of “Satoshis” or “Sats”, where:
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
•A “Satoshi” or a “Sat” is one one-hundred-millionth of one bitcoin, currently the smallest indivisible unit of a bitcoin.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change		2026	2025	Change
BTC Yield	(11.9)%	6.2%	(18.1)%	(1)	(3.7)%	25.9%	(29.6)%	(1)
BTC Gain	(79,710)	27,847	NM	(2)	(25,085)	115,956	NM	(2)
BTC $ Gain (in millions, except percentages)	$(6,660)	$3,185	NM	(2)	$(2,096)	$13,263	NM	(2)
(1) Represents the absolute change between the periods presented.
(2) Changes greater than 100% or less than (100)% are denoted as not meaningful (NM).

BTC Gain for the nine months ended September 30, 2026 reflects an immaterial correction to the previously reported BTC Gain for the three months ended June 30, 2026, which was calculated using the method of calculation previously employed by the Company prior to the methodology change disclosed in our Quarterly Report for the quarter ended June 30, 2026. BTC Gain for the three months ended June 30, 2026 has been revised from 37,733 BTC to 33,296 BTC, and the corresponding BTC $ Gain for the three months ended June 30, 2026 has likewise been revised from $2.22 billion to $1.95 billion.
BTC Yield represents the percentage change in BPS (in Sats) over a period. It is calculated by dividing the difference in BPS between the beginning of a period and the end of a period by the BPS at the beginning of the period. For an interim Measurement Period that is part of a longer Reference Period, BTC Yield is calculated as the BTC Yield for the period from the beginning of the Reference Period to the end of the Measurement Period, less the BTC Yield for the period from the beginning of the Reference Period to the beginning of the Measurement Period.
BTC Gain represents the BTC Yield for a period in gross bitcoin terms. It is calculated by multiplying the BTC Yield for that period by the Company’s gross bitcoin holdings at the beginning of a specified period. For an interim Measurement Period that is part of a longer Reference Period, BTC Gain is calculated by multiplying the BTC Yield for the Measurement Period by the Company’s gross bitcoin holdings at the beginning of the Reference Period.
BTC $ Gain represents BTC Gain as an illustrative dollar value. It is calculated by multiplying the BTC Gain by the market price of bitcoin as reported on the Coinbase exchange as of the applicable measurement time.
“Measurement Period” refers to the period being measured, and “Reference Period” refers to the longer period of which the Measurement Period may be a sub-part. When the Company presents these metrics for an interim period within a fiscal year (e.g., a monthly, quarterly, or quarter-to-date period), then the Measurement Period is that interim period, and unless otherwise stated, the Reference Period is the fiscal year-to-date period ending on the last day of the Measurement Period. For example, assume BPS (in Sats) is 100 at the beginning of a fiscal year, 110 at the end of the first quarter and 125 at the end of the second quarter. The BTC Yield for the second quarter is calculated as (125/100 − 1) less (110/100 − 1), or 15%. The first and second quarter BTC Yields of 10% and 15%, respectively, sum to the year-to-date BTC Yield of 25%. With 1,000 bitcoin held at the beginning of the fiscal year, BTC Gain would be 100 bitcoin (10% × 1,000) and 150 bitcoin (15% × 1,000) for the first and second quarters, respectively, which sum to the year-to-date BTC Gain of 250 bitcoin.
For determining BTC $ Gain quarter to date and year to date, unless otherwise specified, the Company uses the current market price of bitcoin as reported on the Coinbase exchange as of the applicable measurement time. For determining BTC $ Gain for a past fiscal year or other past period, the Company uses the market price of bitcoin as of 4:00pm ET as reported on the Coinbase exchange on the last day of the applicable period, unless stated otherwise. These prices are used solely to facilitate these illustrative calculations.
The Company uses BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain as KPIs to help assess the performance of its strategy of acquiring bitcoin in a manner it believes to be accretive to shareholders. The Company also believes these KPIs can supplement investors’ understanding of how the Company chooses to fund bitcoin purchases and the value created in a period:

•BPS (in Sats) provides management and investors a baseline with which to assess the Company’s achievement of its strategy of acquiring bitcoin in an accretive manner over a given period. When evaluating a capital raise transaction, the Company considers the impact the transaction will have on this metric. This metric forms the baseline for the Company’s BTC Yield, BTC Gain and BTC $ Gain KPIs, each of which presents the change in BPS (in Sats) over a period in a different format.
•BTC Yield helps management and investors assess the Company’s achievement of its strategy of acquiring bitcoin in an accretive manner across periods. The Company uses BTC Yield to evaluate whether its capital markets activity and bitcoin acquisition strategy have resulted in gross per-share accretion (or dilution) on an Assumed Diluted Shares Outstanding basis over an applicable period, and to compare the impact of its strategy across periods.
•BTC Gain helps the Company measure the accretive or dilutive impact of the change in BPS (in Sats) over an applicable period in absolute terms relative to the Company’s bitcoin holdings. This metric can be particularly helpful when comparing the execution of the Company’s capital markets strategy across periods. A larger bitcoin asset base may produce a lower BTC Yield but the same BTC Gain. For example, a 10% BTC Yield on 100,000 bitcoin and a 5% BTC Yield on 200,000 bitcoin each result in a BTC Gain of 10,000 bitcoin.
•BTC $ Gain further expresses the percentage change reflected in the BTC Yield metric as an illustrative dollar value by multiplying that bitcoin-denominated change by the market price of bitcoin at the end of the applicable period as described above. The Company refers to this metric for illustrative purposes to consider the magnitude of BTC Gain with reference to the market price of bitcoin.
When management uses these metrics, management takes into account their various limitations. With respect to BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain, these limitations include that the metrics:
•do not take into account that the Company’s assets, including its bitcoin, are subject to (i) all of the Company’s existing and future liabilities, including its debt, and (ii) the preferential rights of the Company’s preferred stockholders to dividends and the Company’s assets in a liquidation, and that all such claims rank senior to those of the Company’s common equity. Therefore, holders of such excluded instruments may have claims on the Company’s assets (including bitcoin) senior to those of holders of common stock in the event of the Company’s liquidation. As a result, the additional bitcoin acquired using proceeds from the sale of such instruments may not accrete to common stockholders; and
•assume that all indebtedness will be refinanced or, in the case of the Company’s senior convertible debt instruments and convertible preferred stock, converted into shares of class A common stock in accordance with their respective terms.
Different assumptions would produce materially different results, and these KPIs may overstate or understate the Company’s bitcoin that would remain attributable to holders of common stock after accounting for senior claims (net of the Company’s USD Assets).
BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain are not, and should not be understood as, financial performance, valuation or liquidity measures. Specifically:
•BPS (in Sats) does not represent (i) the Company's ability to satisfy its financial obligations, or (ii) the Company’s book value per share.
•BTC Yield is not equivalent to “yield” in the traditional financial context. It is not a measure of the return on investment the Company’s shareholders may have achieved historically or can achieve in the future by purchasing stock of the Company. Nor is it a measure of income generated by the Company’s operations or its bitcoin holdings, return on investment on its bitcoin holdings, or any other similar financial measure of the performance of its business or assets.
•BTC Gain and BTC $ Gain are not equivalent to “gain” in the traditional financial context. They also are not measures of the return on investment the Company’s shareholders may have achieved historically or can achieve in the future by purchasing stock of the Company. Nor are they measures of income generated by the Company’s operations or its bitcoin holdings, return on investment on its bitcoin holdings, or any other similar financial measure of the performance of its business or assets. BTC $ Gain also does not represent a fair value gain of the Company’s bitcoin holdings nor any other realized or unrealized financial gain. BTC $ Gain may be positive during periods when the Company has incurred fair value losses on its bitcoin holdings, or negative during periods when the Company has incurred fair value gains on its bitcoin holdings.

The trading price of the Company’s class A common stock is informed by numerous factors in addition to the Company’s bitcoin holdings and its actual or potential shares of common stock outstanding. As a result, the trading price of the Company’s securities can deviate significantly from the fair market value of the Company’s bitcoin. None of BPS (in Sats), BTC Yield, BTC Gain or BTC $ Gain is indicative or predictive of the trading price of the Company’s securities.
Investors should rely on the financial statements and other disclosures contained in the Company’s SEC filings. In particular, the Company has adopted Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires the Company to measure its bitcoin at fair value in its statement of financial position as of the end of a reported period, and to recognize gains and losses from changes in the fair value in net income (loss) for the reported period. As a result, the Company may incur unrealized gain or loss on digital assets based on changes in the market price of bitcoin during a period, as well as gain or loss from the sale of digital assets during a period. These gains and losses are not reflected in BPS (in Sats), BTC Yield, BTC Gain or BTC $ Gain. For example, if the Company increases its bitcoin holdings relative to Assumed Diluted Shares Outstanding during a reported period, the Company would achieve increased BPS (in Sats) and positive BTC Yield, BTC Gain and BTC $ Gain even if the Company reports significant realized or unrealized loss on digital assets for the period. Similarly, if the Company increases Assumed Diluted Shares Outstanding at a faster rate than its bitcoin holdings, then the Company would experience decreased BPS (in Sats) and negative BTC Yield, BTC Gain, and BTC $ Gain, even if the Company reports significant unrealized gain on digital assets for the period.
As noted above, these KPIs are narrow in purpose and are used by management to help assess whether the Company is raising and deploying capital in a manner accretive to shareholders solely as it pertains to its bitcoin holdings. References to a transaction, or to the Company’s capital deployment, being “accretive” or “dilutive” refer only to the effect on the specified KPI under the stated assumptions. They do not mean that the transaction is accretive or dilutive to the Company’s earnings, cash flow, book value, enterprise value, intrinsic value, or the trading price of the Company’s securities.
In calculating BPS (in Sats), BTC Yield, BTC Gain, and BTC $ Gain, the Company does not consider the source of capital used to acquire its bitcoin. When the Company purchases bitcoin using proceeds from offerings of non-convertible notes or non-convertible preferred stock, or convertible notes or preferred stock that carry conversion prices above the current trading price of the Company's common stock or conversion rights that are not then exercisable, such transactions have the effect of increasing the BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain, while also increasing the Company’s indebtedness and senior claims of holders of instruments other than class A common stock with respect to dividends and to the Company’s assets, including its bitcoin, if the Company were to liquidate, in a manner that is not reflected in these metrics.
If any of the Company’s convertible notes mature or are redeemed without being converted into common stock, or if the Company elects to redeem or repurchase its non-convertible instruments (including certain of its perpetual preferred stock), the Company may be required to sell shares of its class A common stock or bitcoin to generate sufficient cash proceeds to satisfy those obligations, either of which would have the effect of decreasing BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain. The assumptions used in calculating these metrics do not contemplate adjustments for such decreases. Accordingly, these metrics might overstate or understate the accretive nature of the Company’s use of capital to buy bitcoin because not all bitcoin is purchased using proceeds from issuances of class A common stock, instruments that are convertible into class A common stock may be forfeited or repaid with funds other than from the sale of class A common stock in the period in question rather than being exercised for or converted into class A common stock and not all proceeds from issuances of class A common stock are used to purchase bitcoin.
In addition, the Company is required to pay dividends with respect to its perpetual preferred stock in perpetuity. The Company could pay these dividends with cash or, in the case of STRK Stock, by issuing shares of class A common stock. The Company has issued shares of class A common stock and certain series of its preferred stock for cash to fund the payment of cash dividends. In the future, the Company may also issue shares of class A common stock in lieu of paying dividends on STRK Stock. As a result, the Company has experienced, and may experience in the future, increases in Assumed Diluted Shares Outstanding without corresponding increases in its bitcoin holdings, resulting in decreases in BPS (in Sats), BTC Yield, BTC Gain and BTC $ Gain for the applicable periods.
The Company has historically not paid any dividends on its shares of class A common stock, and by presenting these KPIs the Company makes no suggestion that it intends to do so in the future. Holders of the Company’s securities, including its class A common stock and preferred stock, have no ownership interest in, or redemption right with respect to, the Company's bitcoin holdings.
The Company determines its KPI targets based on its history and future goals. The Company’s ability to maintain any given level of BPS (in Sats), or achieve positive BTC Yield, BTC Gain, or BTC $ Gain may depend on a variety of factors, including factors outside of its control, such as the price of bitcoin, and the availability of debt and equity financing on favorable terms. Past performance is not indicative of future results, and the Company’ KPI results for any particular interim period may not be indicative of its ability to achieve longer-term objectives under its bitcoin strategy. Additionally, the Company’s KPIs may improve, and the Company may achieve its targets or objectives, even as it incurs losses or the market price of its class A common stock declines.
These KPIs are merely supplements, not substitutes for the financial statements and other disclosures contained in the Company’s SEC filings. They should be used only by sophisticated investors who understand their limited purpose and many limitations. Investors are cautioned not to place undue reliance on the Company’s KPIs or interpret the Company’s targets as assurances of financial performance or stockholder returns.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.
We are exposed to the impact of market price changes in bitcoin, foreign currency fluctuations and interest rate risks.
Market Price Risk of Bitcoin. We have used a significant portion of our cash, including cash generated from capital raising transactions, to acquire bitcoin. As discussed in Note 3, Digital Assets, to the Consolidated Financial Statements, we account for our bitcoin as indefinite-lived intangible assets. Although we continue to initially record our bitcoin purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Operations, and the fair value of our bitcoin is reflected within the Consolidated Balance Sheets each reporting period-end. As of September 30, 2026, we held approximately 847,666 bitcoins with a carrying value of $70.82 billion on our Consolidated Balance Sheet. Bitcoin is a highly volatile asset that has traded below $60,000 per bitcoin and above $125,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding September 30, 2026. A significant decrease in the price of bitcoin would have a material adverse effect on our earnings.
Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 43.2% and 43.8% of our total revenues for the three and nine months ended September 30, 2026, respectively and 42.1% and 42.6% for the three and nine months ended September 30, 2025, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is generally the local currency.
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
As of September 30, 2026 and December 31, 2025, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by less than 1%. As of September 30, 2026, a 10% unfavorable change in the euro-to-U.S. dollar exchange rate would increase our U.S. dollar-equivalent dividend payment obligation on STRE Stock by approximately $2.2 million per quarterly dividend payment. If average exchange rates during the nine months ended September 30, 2026 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2026 would have decreased by 4.1%. During the nine months ended September 30, 2026, our revenues were not significantly impacted by changes in weighted average exchange rates, as compared to the prior year.
Interest Rate Risk. We are exposed to changes in interest rates primarily via our STRC Stock and short-term investments held within our USD Assets.

Our STRC Stock accumulates cumulative dividends, which we refer to in this Item 3 Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which is 12.00% per annum as of the date of this Quarterly Report. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a floor that generally prevents us from changing the regular dividend rate to a new regular dividend rate that is below the monthly Secured Overnight Financing Rate ("SOFR") per annum rate in effect on the business day before we provide notice of the next regular dividend rate. As of September 30, 2026, regular dividends on STRC Stock accrue and are payable in respect of semi-monthly regular dividend periods; see Note 15, "Subsequent Events", to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, for additional information. Although we may adjust the regular dividend rate per annum of STRC Stock to encourage trading of STRC Stock over time at prices within a range of approximately $99 to $100 per share, subsequent to June 30, 2026, we announced that management does not intend to recommend to our board of directors any changes to the dividend rate until STRC Stock trades at or near its stated amount. See "Liquidity and Capital Resources—Digital Credit Capital Framework" in Part I, Item 2 of this Quarterly Report. Because the STRC dividend rate is discretionary and evaluated based on multiple factors, changes in market interest rates may not result in changes to the STRC dividend rate, and changes to the STRC dividend rate may be driven by factors other than market interest rates.
As of September 30, 2026, the regular dividend rate per annum on STRC Stock was 12.0%. If we determined to increase the regular dividend rate on our STRC Stock by 50 basis points, STRC Stock’s aggregate annual dividend obligation would increase by approximately $45.3 million. We do not believe our interest rate risk exposure via STRC Stock is material as of September 30, 2026.
As of September 30, 2026, we had cash, cash equivalents, certificates of deposit and investments with a remaining maturity of less than one year of approximately $5.91 billion in the aggregate. Integral to our cash and cash equivalents, and short-term investments are our USD Assets, which are primarily invested in money market funds and Treasury Bills and Treasury Notes to earn interest income on short-term cash balances. Interest earned on such funds fluctuates with prevailing interest rates. In June 2026, our board of directors adopted a formal USD Reserve policy as part of our Digital Credit Capital Framework, which requires us to maintain a minimum USD Reserve equal to at least 12 months of our then-current expected annual Preferred Stock dividend payments and interest obligations. See "Liquidity and Capital Resources—Digital Credit Capital Framework" in Part I, Item 2 of this Quarterly Report. As of September 30, 2026, the balance of our USD Assets was $5.80 billion. Based on the foregoing, we do not believe that a hypothetical 50 basis point adverse change in interest rates would materially impact our results of operations as of September 30, 2026.
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
Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends and our strategic objectives. Many of our expenses, such as expected dividend payments on our outstanding Preferred Stock, interest expense on our debt, tax liabilities, office leases and certain personnel costs, are relatively fixed in the short term. We do not expect the cash generated by our software operations to be sufficient to cover such expenses. Therefore, we expect to use one or more available sources of liquidity, including cash and cash equivalents and short-term investments we hold in our USD Assets, proceeds from the sale of bitcoin, proceeds from sales of class A common stock and preferred stock under our ATM, and proceeds from additional equity or debt financings to pay our expenses and satisfy our liquidity needs. We may sell bitcoin or raise capital at inopportune times or on unfavorable terms to meet these fixed obligations, which could result in significant variations in our operating results and dilution of shareholder value.
Based on the above factors, we believe quarter-to-quarter and year-to-year comparisons of our operating results are not a good indication of our future performance. For example, we recognized an unrealized loss on digital assets for each of the three months ended March 31, 2026 and June 30, 2026, followed by an unrealized gain on digital assets for the three months ended September 30, 2026. The price of bitcoin and our results have fluctuated similarly during other periods, and we expect they will continue to fluctuate significantly in future periods.
Additionally, for the reasons described above, it is possible that in one or more future quarters or years, our operating results may be below the expectations of public market analysts and investors. In that event, the market price of our listed securities may decline.
Changes in the fair value of our digital assets may cause significant volatility in our results of operations and adversely affect our profitability
As of January 1, 2025, we have adopted ASU 2023-08, pursuant to which we are required to recognize increases or decreases in the fair value of our digital assets as incurred in our Consolidated Statements of Operations. As a result, changes in the price of bitcoin at the end of a reporting period may result in significant gains or losses on our digital assets and significant volatility in our results of operations from period to period. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information. Our results will substantially depend on the price of bitcoin at the end of the applicable period and, if we engage in substantial sales of bitcoin during any period, at the time we sell bitcoin. As a result, our results of operations and financial condition may be materially impacted by changes in the price of bitcoin. Additionally, unrealized gains on digital assets do not generate cash, and we have in the past and may in the future experience significant negative cash flow even in periods in which we recognize unrealized gains on digital assets unless we sell our bitcoin or otherwise generate cash from our bitcoin holdings.
Changes in the fair market value of our bitcoin holdings relative to their cost basis may result in the recognition or reversal of deferred tax assets or liabilities and the establishment or release of a valuation allowance. These deferred tax balances depend substantially on the price of bitcoin at the end of each reporting period, and future changes in the fair market value of our bitcoin holdings relative to their cost basis could result in material changes to our deferred tax balances and valuation allowance, which could have a material impact on our financial condition and results of operations. For example, as of September 30, 2026, the fair market value of our bitcoin holdings exceeded their cost basis. As a result, during the three months ended September 30, 2026, we released the valuation allowance previously established against our domestic net deferred tax assets, and recognized a deferred tax liability with respect to the unrealized gain on our bitcoin holdings. If the price of bitcoin declines, this deferred tax liability could be reduced or eliminated, we could recognize deferred tax assets with respect to our bitcoin, and we could be required to re-establish a valuation allowance against some or all of our deferred tax assets. In addition, any losses we realize on sales of our bitcoin generally would be capital losses, and the related tax benefits (including any deferred tax assets recorded with respect to our bitcoin) generally would be available only as an offset against capital gains we realize from sales of capital assets. To the extent we do not generate sufficient capital gains, these tax benefits may not be available to us.
A significant decrease in the fair market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations or liquidity needs
As of September 30, 2026, we do not expect our enterprise analytics software business to generate sufficient cash flow from operations to satisfy our financial obligations or liquidity needs over the next twelve months. As of the date of this Quarterly Report, we have significant outstanding indebtedness (and related interest obligations) and expected dividend payments on our Preferred Stock outstanding. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Long-term Debt, to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, for additional information regarding expected dividend payments on our Preferred Stock and the principal amount, interest obligations and stated maturity dates of our outstanding indebtedness. As part of our bitcoin strategy, we expect to issue additional preferred stock, and we expect to incur or continue to incur additional indebtedness and fixed charges. The amount, frequency and cumulative nature of the dividends we expect to pay on our Preferred Stock require us to have available and use significant liquidity on a recurring basis, and our ability to pay such dividends depends on, among other things, the availability of funds, our financial condition, our results of operations, the market value of our bitcoin holdings, our access to capital markets, and the availability of other sources of liquidity. Our substantial outstanding indebtedness likewise requires significant liquidity to pay interest and to repay or refinance principal when due, and is subject to the same dependencies.

We intend to satisfy our financial obligations and liquidity needs, including repayment of principal and payment of interest on our debt and cash dividends on our Preferred Stock, through one or more available sources of liquidity, including cash and cash equivalents and short-term investments we hold in our USD Assets, proceeds from the sale of bitcoin, proceeds from sales of our class A common stock and preferred stock under our ATM, and proceeds from additional equity or debt financings. We expect to determine which source of liquidity or combination of sources of liquidity to use from time to time based on our liquidity needs and our subjective assessment of the relative attractiveness of available alternatives, including market conditions, the trading prices and liquidity of our class A common stock and preferred stock, the market price and liquidity of bitcoin, the availability and cost of debt financing, availability of our cash reserves, dilution, tax considerations, timing, execution considerations, and other factors we consider relevant.
Our ability to obtain equity or debt financing generally may depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Additionally, our ability to use bitcoin as a source of liquidity to satisfy our financial obligations will depend on the market price of bitcoin, the liquidity of the bitcoin market and other similar factors. Accordingly, a significant decline in the market price of bitcoin or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to utilize equity or debt financing or sales of bitcoin to satisfy our financial obligations and liquidity needs, accumulate USD Cash or to maintain the USD Reserve at current levels. Additionally, our ability to use our ATM may depend on, among other factors, available program capacity and our ability to maintain effective registration statements and related offering documents. Future amendments, terminations or reductions in available capacity under our ATM could adversely affect our ability to utilize the ATM for these purposes. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis.
Our USD Reserve policy, USD Cash holdings and BTC Monetization Program are discretionary and we are not obligated to use any cash or sell any bitcoin to satisfy our financial obligations, fund dividends or interest payments, or repurchase our outstanding securities. These reserves and amounts reflect internal policies and do not create contractual rights in favor of holders or our securities. We may use USD Cash for a variety of Bitcoin Treasury Company purposes, including acquiring bitcoin or repurchasing our securities, our USD Reserve policy and BTC Monetization Program may be modified, suspended or terminated, and our USD Reserve and USD Cash may be depleted or insufficient to satisfy our financial obligations or liquidity needs if market conditions or our capital requirements change materially. We also have sold bitcoin in the past and may sell bitcoin in the future to meet our liquidity needs and financial obligations if we determine it is favorable to do so, regardless of whether we have USD Assets available to us. If we are unable to raise equity or debt financing or sell our bitcoin to raise proceeds sufficient to satisfy our financial obligations or liquidity needs, including our debt service and cash dividend payments on our preferred stock, we could be in default under such obligations, which could have a material adverse effect on our financial condition. See “Risks Related to Our Outstanding and Potential Future Indebtedness” and “Risks Related to Our Preferred Stock” for additional details about the risks which may impact us if we are unable to satisfy our debt service and cash dividend obligations.
We may have exposure to greater than anticipated tax liabilities
We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income tax liability could be materially adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates, earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, changes in the valuation of our deferred tax assets and liabilities, changes in the amount of our unrecognized tax benefits, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, if we were to sell any of our bitcoin at prices greater than the cost basis of the bitcoin sold, we would incur a tax liability with respect to any gain recognized, and such tax liability could be material. Changes in the tax laws of foreign jurisdictions could arise, including as a result of the project undertaken by the Organisation for Economic Co-operation and Development (“OECD”) and the Group of Twenty (“G20”) to combat base erosion and profit shifting (“BEPS”), including the OECD/G20 Inclusive Framework on BEPS and the Two-Pillar Solution (such as the Pillar Two global minimum tax rules). The OECD/G20 Inclusive Framework, which represents a group of participating jurisdictions, has issued recommendations and related guidance that, in some cases, make substantial changes to numerous long-standing tax positions and principles. Additionally, certain jurisdictions have enacted or proposed taxes or other revenue measures that may apply to certain digital asset transactions. For example, in June 2026, Illinois enacted a tax, effective January 1, 2027, on certain digital asset transactions facilitated by digital asset service providers, which is the subject of pending legal challenges, and other jurisdictions may adopt similar measures. These and similar changes, many of which have been adopted or are under active consideration by participating jurisdictions and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income regime (or the Net Controlled Foreign Corporation "CFC" Tested

Income regime after enactment of the One Big Beautiful Bill Act of 2025). As used herein, "CFC" means controlled foreign corporation. Beginning in fiscal year 2026, the deduction allowable under the Net CFC Tested Income regime decreased from 50% to 40%, which increased the effective tax rate imposed on our income.
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
Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $60,000 per bitcoin and above $125,000 per bitcoin on the Coinbase exchange (our principal market for bitcoin) in the 12 months preceding September 30, 2026. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.
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
The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions, hackings, thefts and other events relating to companies operating in the digital asset industry in recent years have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions, hackings, thefts or other similar events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized or with asset coverage provided by bitcoin, or create or expose additional counterparty risks.
Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard became effective for us on January 1, 2025, and we applied a cumulative-effect net increase to the opening balance of retained earnings as of January 1, 2025 of $12.75 billion. Due in particular to the volatility in the price of bitcoin, the adoption of ASU 2023-08 has materially impacted our financial results, increased the volatility of our financial results, and materially affected the carrying value of our bitcoin on our balance sheet, and we expect these impacts to continue. For example, during 2026, we incurred losses on digital assets of $14.46 billion and $8.32 billion for the quarters ended March 31, 2026 and June 30, 2026, respectively, and a gain on digital assets of $20.91 billion for the quarter ended September 30, 2026. Significant variances in gains and losses could occur in future periods. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of January 1, 2025 and not permitting retrospective restatement of our historical financial statements, our results for the year ended December 31, 2025, as well as all interim periods during that year, are not, and for future periods will not be, comparable to results from periods prior to our adoption of the guidance.
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
•investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, other companies executing a bitcoin strategy similar to ours, miners and other investors; (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, such as (a) transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024 and is due to be completed by October 31, 2027, (b) the transfer of 94,643 bitcoin to Bitfinex following proceedings related to a 2016 hack of its platform, and (c) potential sales of 69,370 bitcoin seized from the Silk Road marketplace by the U.S. Department of Justice; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products (“ETPs”);
•negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, including, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high-profile actions against major participants in the bitcoin ecosystem, including the SEC’s previous enforcement action against Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) hackings and other breaches or heists that result in theft in digital assets, such as the October 2026 security breach involving Binance that resulted in the unauthorized withdrawal of digital assets; (v) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process; and (vi) activities relating to other cryptocurrencies, including “meme coins”;
•changes in consumer preferences and the perceived value or long-term prospects of bitcoin;
•developments affecting other companies pursuing a bitcoin strategy similar to ours, such as the abandonment of the strategy by such other companies, the failure by such other companies to satisfy their debt or other financial obligations, market concerns as to the viability or creditworthiness of such other companies, the loss or disposition of substantial bitcoin by such other companies, regulatory or legal judgments or actions against such other companies due to their adoption of a bitcoin strategy, or any other similar actions or negative outcomes impacting such other companies, whether due to any of the various risk factors described herein or for any other reason (for example, during 2026, a number of companies that had adopted bitcoin treasury strategies have sold bitcoin, repaid or restructured bitcoin-related financings, modified or abandoned their strategies, or traded at market values below the value of their bitcoin holdings);
•competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or by reserves of fiat currencies, or that represent ownership or security interests in physical assets;
•a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange in bitcoin purchase and sale transactions, such as the crash of the stablecoin TerraUSD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
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
The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and state and federal governments and regulators in the United States and abroad may enact new laws and regulations, or enforce or interpret existing laws or regulations, in a manner that could impose material additional regulatory burdens and costs on us or other digital asset industry participants, which could materially affect the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, U.S. and foreign regulators and legislators have recently taken, proposed or considered a range of actions affecting digital assets and digital asset market participants, including federal legislation and proposed legislation addressing payment stablecoins and digital asset market structure, SEC and Commodities Futures Trading Commission ("CFTC") initiatives and interpretations concerning the application of federal securities and commodities laws to digital assets and digital-asset transactions, state legislation imposing taxes on digital asset transactions, exchange-listing interpretations applicable to certain digital-asset treasury transactions, enforcement actions and settlements involving major digital asset trading venues and service providers, and comprehensive non-U.S. regulatory frameworks such as the European Union’s Markets in Crypto Assets Regulation. Although certain prior SEC complaints against major digital asset trading platforms have been dismissed, regulators may initiate similar or different actions in the future, and new or evolving laws, rules, interpretations or enforcement positions may materially affect the price, ownership, transferability, trading volume, custody or public perception of bitcoin, the availability of services from digital asset industry participants, or our ability to implement our bitcoin strategy.
It is not possible to predict whether or when new laws and regulations will change the legal framework governing digital assets or expand the authority of the SEC, the CFTC, or other regulators, or whether or when any other federal, state or foreign bodies will take similar actions. Nor can we predict the nature or market effects of any such new or revised laws, rulemaking, or other legislative, regulatory or legal actions or guidance on us or the broader digital assets industry, nor the impacts of such changes on the willingness of financial and other institutions to provide services to the digital assets industry. For example, the Digital Asset Market Clarity Act of 2025 (the "CLARITY Act"), failed to obtain the votes necessary to advance on the Senate floor in September 2026. It is uncertain whether the CLARITY Act or any similar digital asset market structure legislation will be enacted, or what its terms would be. In the absence of such legislation, the legal and regulatory treatment of digital assets, including bitcoin, will continue to depend substantially on agency interpretations, guidance, exemptive relief and rulemaking, which may be modified, rescinded or reversed by current or future regulators or administrations, or be subject to legal challenge. Conversely, if enacted, the CLARITY Act or similar legislation could grant the CFTC additional regulatory and supervisory powers with respect to spot digital assets, including bitcoin, as “digital commodities” and potentially impose additional registration, disclosure, reporting, and business conduct requirements on us. The consequences of any new legal requirements relating to digital assets could adversely affect the market price of bitcoin and our ability to hold or transact in bitcoin, and in turn adversely affect our business, financial condition and results of operations, and the market price of our listed securities. Furthermore, as more companies adopt strategies with respect to bitcoin or digital assets similar to ours, governments and regulatory agencies may be prompted to enact new laws, regulations, or interpretations, which may adversely affect our bitcoin strategy.
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
The liquidity and public perception of bitcoin may also suffer if financial institutions deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past reduced access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institutions to participate in markets for digital assets. Although federal banking regulators have since withdrawn or modified certain of this guidance, current or future regulators may adopt more restrictive positions. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.
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
Other companies and investment products may also provide investors with alternative means of obtaining bitcoin exposure, yield-oriented bitcoin exposure or exposure to digital asset treasury strategies. Based on how we have historically been viewed in the market relative to such alternatives, the trading price of our class A common stock may experience increases and decreases differently relative to the value of our bitcoin holdings than the corresponding valuation of such alternatives in response to changes in market conditions. In addition, investors seeking both bitcoin exposure and dollar- or Euro-denominated yield may choose investment products or strategies, including funds that pursue yield-based strategies using derivatives of our class A common stock or bitcoin, or preferred stock instruments issued by other digital asset treasury companies, rather than purchasing our preferred stock. These alternatives may reduce demand for our listed securities or adversely affect their trading prices, liquidity or relative valuations.
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
Although our bitcoin holdings did not serve as collateral securing any of our outstanding indebtedness as of September 30, 2026, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.
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
The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business
As a result of our bitcoin strategy, our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of September 30, 2026, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major update since then and may undertake additional updates in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.
Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the “GENIUS Act” was enacted, which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to bitcoin could expand further as a result of the GENIUS Act being enacted. As of September 30, 2026, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.
Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency ("CBDC") project was made available to consumers in January 2022, and governments including Japan, the United Kingdom and the European Union have been discussing the potential creation of new CBDCs. Further, some countries, such as Sweden, Norway and Israel, are exploring cross-border interoperability of retail CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.
Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents
Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. We currently expect to satisfy our financial obligations or liquidity needs through one or more sources of liquidity, including cash we hold in the USD Reserve and USD Cash, proceeds from the sale of bitcoin, proceeds from sales of our class A common stock and preferred stock under our ATM, and proceeds from additional equity or debt financings. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on such sources. Although we have established the USD Reserve and USD Cash, we have sold bitcoin, including at prices below our cost basis, and may continue to sell bitcoin to meet our liquidity needs, satisfy our financial obligations, fund or replenish the USD Reserve, fund repurchases of our securities, or for other purposes if we determine it is favorable to do so. We may also be required to sell our bitcoin if we deplete our USD Reserve and USD Cash and we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, and we may be required to make such sales at prices below our cost basis or on terms that are otherwise unfavorable. Due to the scale of our bitcoin holdings, any such sales, or market perception that we plan to make such sales, could cause preemptive selling pressure by other market participants, driving down the market price of bitcoin, further impairing our ability to use our bitcoin for liquidity. Additionally, during periods of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for bitcoin) has, to date, not done so. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

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
If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected
Substantially all of the bitcoin we own is held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021, it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange (our principal market for bitcoin), although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in 2025, Coinbase reported that criminals bribed certain of its non-U.S. employees to steal customer data to use in social engineering attacks. Additionally, in October 2026, Binance reported a significant security breach involving the unauthorized withdrawal of digital assets from certain hot wallets. A successful security breach or cyberattack could result in:
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
As of September 30, 2026, the insurance coverage available for losses of our bitcoin covers only a small fraction of the value of the entirety of our bitcoin holdings and there can be no assurance that we would recover the full value of our bitcoin lost under all circumstances. Based on information shared by our custodians, they currently maintain commercial insurance coverage in excess of $320.0 million at Coinbase, $100.0 million at Anchorage, and in excess of $100.0 million at Fidelity, in the aggregate and not per occurrence, to cover bitcoin losses as well as certain other losses, subject to the terms and provisions of the applicable insurance policies. The insurance policies maintained by our custodians are shared among all of such custodian’s customers and are not specific to us, and there can be no guarantee that such insurance will be maintained as part of the custodial services available to us, or that such coverage will be available or sufficient to cover losses with respect to our bitcoin. Additionally, we do not maintain separate insurance to cover our potential bitcoin losses. Furthermore, our custodians are not members of the FDIC or Securities Investor Protection Corporation ("SIPC") and, therefore, deposits held with or assets held by the custodians are not subject to protections available to depositors with FDIC or SIPC member institutions. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by the insurance coverage our custodians maintain related to our bitcoin.
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
As we continue to transition our customers from a product license model to a cloud subscription model, we could face higher future rates of attrition, and such a transition could continue to affect the timing of revenue recognition or reduce product licenses and product support revenues
We offer our analytics platform in the form of an on-premises product license or a cloud subscription; however, as of January 2025, Strategy on-premises product licenses have entered an end-of-support cycle, with full support for such licenses scheduled to end on December 31, 2026. Given that customers could migrate on and off our cloud subscription platform, we could face higher future rates of attrition among our customers during this period. As the end of full support approaches, customers that have not migrated to our cloud subscription platform may elect not to do so, or may reduce their use of, or terminate their relationships with, us, which could result in increased attrition and a decline in our product support revenues in future periods.
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
Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods
The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period. In addition, we had other remaining performance obligations as of September 30, 2026, consisting of the portions of multi-year contracts that will be invoiced in the future that are not reflected on our balance sheet. As with deferred revenue and advance payments, these other remaining performance obligations at any particular date may not be representative of actual revenue for any succeeding period. For information about our deferred revenue and advance payments and remaining performance obligations, see the “Deferred Revenue and Advance Payments” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Integration of artificial intelligence into our enterprise analytics product offerings and our use of artificial intelligence in our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business
We have integrated, and plan to further integrate, AI capabilities into certain components of our product offerings and we use certain AI tools in our operations. Such integration and use of AI may become more important in our product offerings and operations over time. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs and could result in delays in our software release cadence. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or contain biased information. If the AI tools we integrate into our products or use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.
Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident, whether related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our product offerings and our use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. Additionally, the European Union’s Artificial Intelligence Act entered into force in August 2024, and several of its provisions now apply, with additional provisions scheduled to apply in future periods. Other jurisdictions, including certain U.S. states, have adopted or may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI.
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
Risks Related to Our Operations
Business disruptions, including interruptions, delays, or failures of our systems, third-party data center hosting facility, or other third-party services, as a result of geopolitical tensions, acts of terrorism, natural disasters, pandemics, and similar events, could materially adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our listed securities
A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, China, Argentina, India and Poland. In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in the United States and other third-party services, including AWS, Azure, Google, and other cloud services. Any disruptions or failures of our systems or the third-party hosting facility or other services that we use, including as a result of a natural disaster, fire, cyberattack, act of terrorism, geopolitical conflict, pandemic, the effects of climate change, or other catastrophic event, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, host country restrictions on the conduct of our business operations or the availability of our offerings, or other unanticipated problems with our systems or the third-party services that we use, such as a failure to meet service standards, could severely impact our ability to conduct our business operations or to attract new customers or maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results.
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
Compliance with Government Contracting Requirements. Government contractors are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typical for commercial contracts. These may include rights regarding price protection, the accuracy of information provided to the government, contractor compliance with socio-economic policies, and other terms unique to government contracts. Governments and government agencies routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties or administrative sanctions, including contract termination, forfeiture of profits, fines, treble damages, and suspensions or debarment from future government business, and we may suffer harm to our reputation.
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
Risks Related to Our Listed Securities Generally
The market price of our class A common stock has been and may continue to be volatile
The market price of our class A common stock has historically been volatile and this volatility has been significant in recent periods. Since August 11, 2020, the date on which we announced our initial purchase of bitcoin, the closing price of our class A common stock has increased from $12.36 as of August 10, 2020, the last trading day before our announcement, to $146.01 as of October 23, 2026. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:
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
•announcements of commencement of share repurchase programs or repurchases pursuant to such programs;
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
In addition, the stock market and the markets for both bitcoin-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, recent trading prices of our class A common stock may reflect market dynamics that are not connected to traditional software and business intelligence industry fundamentals, or to valuation methods commonly associated with operating companies in these industries or with companies engaged predominantly in passive investments in bitcoin or other commodities, such as exchange-traded funds. Our equity market capitalization as of September 30, 2026 was in excess of our stockholders’ equity calculated in accordance with U.S. GAAP, and in excess of valuations that might traditionally be expected based on our software business' operating performance, cash flows and net assets. Investors may therefore be unable to assess the value of our class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. Further, bitcoin is a highly volatile asset and, as a result, the relationship between our equity market capitalization and stockholders’ equity has fluctuated and may continue to fluctuate significantly. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of our listed securities, regardless of our actual operating performance.
Legal, regulatory, tax or other proceedings could distract our management, harm our reputation, or result in substantial costs, liabilities or judgments
As a public company, we have been, and from time-to-time are subject to, or may be required to respond to, proceedings, claims, inquiries, investigations, audits or other matters, including matters involving stockholder class actions, tax audits, employment-related claims and others. Any such matters could result in substantial costs, judgments or settlements, adversely impact our reputation, and divert management’s attention and resources from other priorities, including the execution of our bitcoin strategy, which could have a material adverse effect on our business.
Because of the rights of our two classes of common stock and because Michael J. Saylor, who beneficially owns the majority of our class B common stock, controls a significant portion of our total voting power, Mr. Saylor has significant influence over matters that require approval of our stockholders and as a result could impede a third party from acquiring us, or limit the ability of our other stockholders to influence corporate matters
We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of September 30, 2026, there were 19,640,250 shares of class B common stock outstanding, which accounted for approximately 32.8% of the total voting power of our outstanding common stock. As of September 30, 2026, Mr. Saylor, our Chairman of the Board of Directors and Executive Chairman, beneficially owned 19,616,680 shares of class B common stock, or 32.8% of the total voting power. Accordingly, Mr. Saylor has significant influence over matters that require approval of our stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms, elections of our directors, and amendments to our certificate of incorporation and by-laws.
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
Future sales, or the perception of future sales, of our class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other securities could depress the price of our listed securities
We may issue and sell additional shares of class A common stock, convertible debt instruments, convertible or non-convertible preferred stock, or other securities in subsequent offerings to raise capital or issue shares for other purposes, including in connection with the acquisition of additional bitcoin. For example, from January 1, 2026 to October 25, 2026, we issued and sold shares of our STRC Stock, STRK Stock and class A common stock pursuant to our ATM, and our ATM provides significant remaining capacity to issue and sell additional shares of our class A common stock and our preferred stock. See the “Capital Markets Activity” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about our ATM activity.
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
Exclusions from, or limitations on our inclusion or weighting in, major market indices could adversely affect the trading price and liquidity of our class A common stock and our ability to raise capital.
Index providers and other benchmark administrators have in the past and may in the future adopt, modify or interpret eligibility criteria or methodology changes in ways that limit or exclude us from their published indices or benchmarks. Such changes may be made at their discretion and with little or no advance notice or opportunity for consultation. For example, on October 15, 2026, MSCI Inc. (“MSCI”) announced new eligibility criteria for companies it classifies as "non-operating companies" under its index methodology. Based on these criteria, we expect our class A common stock to be excluded from the MSCI Global Investable Market Indexes (the “MSCI Indexes”) as part of MSCI's November 2026 index review.
Our exclusion from the MSCI Indexes, or similar actions by other publishers of major market indices, such as deferring additions or limiting index-related adjustments, could cause index funds, institutional investors, and other holders and investment professionals attempting to track the composition of such indices to sell our class A common stock, or acquire less of our class A common stock than they otherwise would, which could materially and adversely impact the price and liquidity of our class A common stock and, in turn, our other listed securities. MSCI's adoption of these criteria could also prompt other index providers to adopt similar criteria or exclude us from their indices. Such adverse impacts could materially and adversely affect our ability to raise capital, as well as our business, financial condition, and results of operations.
Downgrades in our credit ratings could reduce our access to funding sources in the credit and capital markets.
We are currently assigned a corporate credit rating of ‘B-’ from S&P Global Ratings based on its evaluation of our creditworthiness. Although our corporate credit rating from S&P Global Ratings is currently below investment grade, there can be no assurance that our rating will not be downgraded or that our rating outlook will not be revised. Credit rating reductions or other negative actions by one or more rating agencies could adversely affect our access to funding sources, the cost and other terms of obtaining funding as well as our overall financial condition, operating results and cash flow.
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
As of September 30, 2026, excluding intercompany indebtedness, we had approximately $6.75 billion in aggregate principal amount of outstanding indebtedness, all of which ranks senior to our Preferred Stock and our common stock. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about our outstanding indebtedness.
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
We may not have sufficient funds to pay dividends in cash on our Preferred Stock, or we may choose not to pay dividends on our Preferred Stock. Additionally, regulatory and contractual restrictions, as well as the terms of our existing or future preferred stock, may prevent us from declaring or paying dividends on some or all series of our Preferred Stock
We currently intend to fund any dividends paid in cash on our Preferred Stock through one or more available sources of liquidity, including cash we hold in the USD Reserve and USD Cash, proceeds from the sale of bitcoin, proceeds from sales of our class A common stock and preferred stock under our ATM, and proceeds from additional equity or debt financings. However, our ability to declare and pay cash dividends on our Preferred Stock will depend on many factors, including the following:
•our financial condition, including the amount of cash we have in our USD Reserve and USD Cash (each of which may fluctuate over time);
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
Our transition to daily dividend payments on certain series of our Preferred Stock may not achieve its intended effects and may increase our operational and liquidity risks
In October 2026, our stockholders approved amendments to the certificates of designations of each of our STRF Stock, STRC Stock, STRK Stock and STRD Stock to provide for regular dividends on those series to have a record date on each calendar day and to be payable on the following business day. We began paying dividends on STRC Stock under the daily dividend schedule in November 2026 and expect to begin paying dividends on STRF Stock, STRK Stock and STRD Stock under the daily dividend schedule in January 2027. The amendments did not change the dividend rates on, or the aggregate annual amount of regular dividends payable on, the affected series.
The daily dividend framework is intended, among other things, to support liquidity and market efficiency of each security and, in the case of STRC Stock, trading at a price close to its $100 per share stated amount. However, there can be no assurance that it will increase demand for, reduce the volatility of or increase the liquidity of any of these series of Preferred Stock, or support the trading price of STRC Stock. Daily payments also require us to have cash available on each business day and may reduce our flexibility to manage the timing of our liquidity needs.
Further, a daily dividend framework is a novel practice. We and other participants in the process, such as our transfer agent and paying agent, The Depository Trust Company, and brokers and other intermediaries may encounter operational difficulties processing such dividends on a daily basis, which may increase our costs and the risk of errors, delays or failures in the calculation, declaration, payment or crediting of dividends. Certain brokers or other intermediaries may be unable or unwilling to support daily dividend payments, which could adversely affect the liquidity of the affected series. Additionally, third-party financial data providers and other market participants may also publish inaccurate information regarding dividend payments, yields or related metrics, which could adversely affect investor perceptions of, or trading in, the affected series.
Our Preferred Stock has only limited voting rights
Our Preferred Stock confers no voting rights except with respect to certain dividend arrearages, certain amendments to the terms of our Preferred Stock, and certain other limited circumstances, and except as required by the Delaware General Corporation Law. For example, holders of our Preferred Stock, as such, do not have the right to vote in the general election of our directors, although holders of our STRF Stock and STRK Stock, as applicable, will have a limited right, voting together with holders of any voting parity stock, if any, with similar voting rights regarding the election of directors upon a failure to pay dividends on each of our STRF Stock and STRK Stock, as applicable, which similar voting rights are then exercisable, to elect one director upon the occurrence of each of the following events: (i) if less than the full amount of accumulated and unpaid regular dividends on the outstanding STRF Stock and STRK Stock, as applicable, have been declared and paid as of the last regular dividend payment date of each of four or more consecutive calendar quarters; and (ii) if less than the full amount of accumulated and unpaid regular dividends on the outstanding STRF Stock and STRK Stock, as applicable, have been declared and paid as of the last regular dividend payment date of each of eight or more consecutive calendar quarters. Our STRC Stock, STRE Stock and STRD Stock do not have any additional voting rights upon non-payment of dividends, such as the right to elect any directors. Accordingly, the voting provisions of our Preferred Stock may not afford meaningful protections. Additionally, holding STRK Stock does not confer the right to vote on an as-converted basis with holders of our class A common stock on matters on which our class A common stockholders are entitled to vote.
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
Holders of our Preferred Stock may be treated as receiving deemed distributions and holders of STRK Stock may receive distributions paid in class A common stock, and consequently may be subject to tax with respect to our Preferred Stock under certain circumstances even though no corresponding distribution of cash has been made
Under Section 305 of the Internal Revenue Code of 1986, as amended (the “Code”), holders of our Preferred Stock may be treated as receiving a deemed distribution on our Preferred Stock under certain circumstances, including (i) an increase in the liquidation preference of our Preferred Stock, (ii) if our Preferred Stock is issued at a discount or (iii) in the case of STRC Stock, if we can call STRC Stock at a price above its issue price. The liquidation preference of the Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, which adjustments may give rise to a deemed distribution to holders of Preferred Stock. See Note 10, “Redeemable Preferred Stock” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report, as well as the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information. In addition, if our board of directors does not declare a dividend on our STRF Stock, STRC Stock, or STRK Stock in respect of any applicable regular record date, or on our STRE Stock in respect of any dividend period before the related dividend payment date, the deferred dividend may be treated as an increase in the liquidation preference of our STRF Stock, STRC Stock, STRE Stock or STRK Stock that could give rise to a deemed dividend to holders of STRF Stock, STRC Stock, STRE Stock or STRK Stock. Although the matter is not entirely clear, we believe any deferred dividend on our STRF Stock, STRC Stock, STRE Stock or STRK Stock, any discount on our Preferred Stock, any adjustment of the liquidation preference of the Preferred Stock in accordance with their applicable terms, and, in the case of STRC Stock, any call premium, should not be treated as giving rise to a deemed distribution on our Preferred Stock. However, there is no assurance that the IRS or an applicable withholding agent will not take a contrary position.
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
Furthermore, upon a conversion of our STRK Stock into shares of our class A common stock, depending on the circumstances, any class A common stock received in respect of any deferred and unpaid dividend (and any dividend that has been declared and not yet paid as well as any accrued but unpaid dividend) could be treated as a deemed distribution for U.S. federal income tax purposes.
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
U.S. holders of our Preferred Stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income and non-U.S. holders may be subject to U.S. federal withholding tax on dividends or deemed dividends on our Preferred Stock
Distributions paid to corporate U.S. holders of our Preferred Stock may be eligible for the dividends-received deduction and distributions paid to non-corporate U.S. holders of our Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes and certain holding period and other requirements are met. We do not have positive accumulated earnings and profits, and do not expect to generate positive net current earnings and profits in the current year or the foreseeable future. Accordingly, distributions on our Preferred Stock are generally not expected to qualify as dividends for U.S. federal income tax purposes in the current year or the foreseeable future. However, our board-approved USD Reserve policy currently provides for us to maintain a minimum USD Reserve equal to at least 12 months of our current expected annual preferred stock dividend payments and interest obligations, and any reduction below that level requires board authorization. The interest earned on the cash and cash equivalents and short-term investments in which the USD Assets are held contributes positively to our current earnings and profits Nonetheless, we currently do not expect positive current-year earnings and profits. However, should we hold significant additional amounts of cash and cash equivalents or short-term investments in the future under the USD Reserve policy, USD Cash or otherwise, or should interest rates significantly rise, we may generate positive net current and/or accumulated earnings and profits, which would cause distributions on our Preferred Stock to be treated, in whole or in part, as "qualified dividend income", as opposed to "return of capital".
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
We may issue additional shares of our Preferred Stock (or resell any shares that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares for the purpose of analyzing the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. It is possible, however, that Additional Shares may be issued at a premium above their liquidation preference. As the liquidation preference of the Preferred Stock is subject to adjustment in the manner described in the applicable certificate of designations, it is generally not expected that the Additional Shares of Preferred Stock would be issued at such a level of premium above their liquidation preference at the time of sale of such Additional Shares so as to implicate the fast-pay stock rules. See Note 10, “Redeemable Preferred Stock” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for additional information. In addition, with respect to STRC Stock, we do not intend to adjust its regular dividend rate in a manner that would cause STRC Stock to be treated as fast-pay stock. Any adjustment to STRC Stock’s regular dividend rate is expected to be consistent with our current intention to have STRC Stock trade over time close to its stated amount of $100 per share within a range of approximately $99 to $100 per share, and therefore STRC Stock’s dividend rate is generally expected to fluctuate over time. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock.
Transactions involving fast-pay stock arrangements are treated as “listed transactions” for U.S. federal income tax purposes. Issuers and holders of any shares of fast-pay stock would be required to report their participation in the transaction on IRS Form 8886 on an annual basis with their U.S. federal income tax returns and would also be required to mail a copy of that form to the IRS Office of Tax Shelter Analysis. Failure to comply with those disclosure requirements could result in the assessment by the IRS of interest, additions to tax and onerous penalties. In addition, an accuracy-related penalty applies under the Code to any reportable transaction understatement attributable to a listed transaction, regardless of whether a significant purpose of the transaction is the avoidance or evasion of U.S. federal income tax. Furthermore, certain material advisors would also be required to file a disclosure statement with the IRS. If we determine that we are required to file an IRS Form 8886 (including a protective filing) in connection with the potential issuance of fast-pay stock with respect to our previously issued Preferred Stock or Additional Shares, we intend to provide public notice to the holders of our previously issued Preferred Stock or Additional Shares, as applicable, which notice may be by a press release, by publication on our investor relations website, or by filing a current report on Form 8-K with the SEC.
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
The accounting method for our Preferred Stock may result in lower reported net earnings attributable to common stockholders and lower reported diluted earnings per share
The accounting method for reflecting the conversion and other provisions of our Preferred Stock in our financial statements may adversely affect our reported earnings. Applicable accounting standards require us to separately account for certain redemption features associated with our Preferred Stock as embedded derivatives. Under this treatment, any embedded derivatives are measured at their fair value and accounted for separately as liabilities that are marked to market at the end of each reporting period. For each financial statement period after the issuance of the preferred stock, a gain or loss would be reported in our statement of operations to the extent the valuation of any of the embedded derivatives changes from the previous period. This accounting treatment may subject our reported net income (loss) to significant non-cash volatility. In addition, the if-converted method applies to reflect our STRK Stock in the calculation of our diluted earnings per share. Under this method, diluted earnings per share is calculated assuming that our STRK Stock is converted at the beginning of the reporting period (or, if later, the time our STRK Stock is issued). However, this calculation is not made if reflecting our STRK Stock in diluted earnings per share in this manner is anti-dilutive. Accordingly, the application of the if-converted method to our STRK Stock may result in lower reported diluted earnings per share.

In addition, accounting standards may change in the future. Accordingly, we may account for our Preferred Stock in a manner that is significantly different than described above.
Our right to unilaterally reduce the regular dividend rate of STRC Stock could cause STRC Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of STRC Stock to decrease, and could otherwise significantly harm investors
STRC Stock accumulates cumulative regular dividends on the stated amount thereof at a variable rate per annum equal to the regular dividend rate per annum then in effect. The most recently announced regular dividend rate per annum for our STRC Stock as of the date of this Quarterly Report was 12.00%. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate per annum applicable to future periods. Our right to adjust the regular dividend rate per annum is subject to certain restrictions. For example, we are not permitted to reduce the regular dividend rate per annum that will apply to any calendar month (i) by more than the following amount from the regular dividend rate per annum applicable to the preceding calendar month: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the monthly SOFR per annum on the first business day of the second calendar month preceding such calendar month, over (y) the minimum of the monthly SOFR per annum rates that occur on the business days during such second preceding calendar month; or (ii) to a regular dividend rate per annum that is less than the monthly SOFR per annum in effect on the business day before we provide notice of the next regular dividend rate. In addition, we are not entitled to reduce the regular dividend rate per annum of STRC Stock unless, at the time we provide the related notice of the adjustment, all accumulated regular dividends, if any, on the STRC Stock then outstanding with a regular dividend payment date occurring before the date of such notice, if any, have been paid in full (or have been declared in full and consideration in kind and amount that is sufficient, in accordance with the certificate of designations, to pay such accumulated regular dividends, is set aside for the benefit of the preferred stockholders entitled thereto).
Our current intention, which is subject to change in our sole and absolute discretion, is for STRC Stock to trade over time in a range of approximately $99 to $100 per share, close to its $100 per share stated amount. We have utilized, and may continue to utilize, one or more components of our Digital Credit Capital Framework in furtherance of such objective, including selling bitcoin under the BTC Monetization Program to fund payment of dividends on STRC Stock, maintaining the dividend rate for STRC Stock under the STRC Stock dividend rate program, strengthening our capital structure and reducing our dividend obligations with repurchases through our digital credit securities repurchase program, and growing our USD Assets. Despite such efforts, we may be unsuccessful in achieving, or may change, our current intention of STRC Stock trading over time in a range of approximately $99 to $100 per share. Regarding the dividend rate program, we intend to evaluate whether to adjust the regular dividend rate per annum for STRC Stock based on a range of factors, including STRC Stock's trading levels, market yields, credit spreads, bitcoin's price and volatility, our USD Reserve coverage, capital market conditions, and our overall capital structure. We will not necessarily increase the STRC Stock regular dividend rate per annum solely because STRC Stock trades below its stated amount. Although management does not currently intend to recommend to our board of directors or an authorized committee any change to the current 12.00% regular dividend rate per annum on STRC Stock until STRC Stock has demonstrated sustained trading near its $100 stated amount, our board of directors or an authorized committee may determine not to maintain that rate. Dividends on STRC Stock remain subject to declaration by our board of directors or an authorized committee and are not guaranteed, and the trading price of STRC Stock may fluctuate for reasons unrelated to the applicable dividend rate. Regarding our USD Assets, our ability to grow or maintain our USD Assets depends in part on our ability to raise additional capital on acceptable terms, which may be limited by market conditions, investor demand and other factors beyond our control. Regarding repurchases, we have repurchased, and may continue to repurchase from time-to-time, STRC Stock under our Preferred Stock repurchase program. Such repurchases may not cause STRC Stock to trade near its stated amount, increase its liquidity, reduce its volatility, or create or maintain sustainable independent demand. Repurchases may be limited by market conditions, the trading price and liquidity of STRC Stock, our capital-allocation priorities, applicable law, and other factors. Any repurchase program may be modified, suspended or terminated at any time, and we are not obligated to repurchase any minimum number or dollar amount of STRC Stock.
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
Notwithstanding the limitations on our ability to reduce the regular dividend rate per annum, the trading price of STRC Stock could decline significantly if, for example, we reduce the dividend rate in successive calendar months, or there is a market expectation that we do so. Further, consecutive reductions of the regular dividend rate on STRC Stock may cause the regular dividend rate on STRC Stock to be viewed as reasonably expected to decline, which could result in adverse consequences to holders of STRC Stock. See “—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our Preferred Stock” above. If we reduce the regular dividend rate per annum to the minimum dividend rate of the monthly SOFR per annum, and the monthly SOFR per annum thereafter increases, we will have no obligation to increase the regular dividend rate per annum to the new monthly SOFR per annum. Moreover, SOFR has a limited history, and its future performance cannot be predicted.
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
We may be unsuccessful in achieving STRC Stock trading over time at prices, or otherwise having a value, near its stated amount of $100 per share
Our current intention, which is subject to change in our sole and absolute discretion, is to have STRC Stock trade over time close to its stated amount of $100 per share, within a range of approximately $99 to $100 per share. To this end, we may adjust the regular dividend rate per annum on our STRC Stock, repurchase STRC Stock, manage the USD Assets, monetize bitcoin, modify issuance activity, or take other actions that we believe may further this objective. However, we have no obligation to do so, and we may not necessarily continue to attempt to do so. Even if we attempt to achieve our current stated intention in the manner described above, any adjustments we make, or any other actions we take, may fail to achieve or maintain the trading price or value of STRC Stock near $100 per share. For example, if STRC Stock is trading at a price per share above $100 and we reduce the regular dividend rate per annum with the goal of decreasing the trading price per share of STRC Stock to $100, such reduction may cause the trading price of STRC Stock to decrease by a greater amount than we anticipate, such that the trading price per share of STRC Stock may decrease below $100. Similarly, if STRC Stock is trading at a price per share below $100 and we increase the regular dividend rate per annum with the goal of increasing the trading price per share of STRC Stock to $100, such increase may cause the trading price of STRC Stock to increase by a lesser amount than we anticipate, such that the trading price per share of STRC Stock may remain below $100. For example, during the current year, STRC Stock has at times traded below its stated amount of $100 per share, including at prices as low as approximately $71 per share in June 2026, notwithstanding actions we have taken to increase our USD Assets, reduce our indebtedness and reduce our dividend obligations. Further, for any additional shares of STRC Stock that we issue under our ATM, our current intention (which is subject to change in our sole and absolute discretion) is not to issue any such shares of STRC Stock at a price per share below $100. However, we may issue any additional shares of STRC Stock at any price we choose.
Like any other security, the trading price or value of STRC Stock will depend on a wide range of factors, including those described elsewhere in Part II, Item 1A "Risk Factors" of this Quarterly Report, many of which are beyond our control. While we expect that the dividend rate on STRC Stock will directly impact its trading price or value, there are many other factors that could have equal or more significant impacts. Any adjustment we make to the regular dividend rate per annum of STRC Stock that is designed to achieve a specified trading price or value will, necessarily, be based on assumptions regarding those other factors. These assumptions will always be inaccurate or incomplete to some degree, and potentially to a material extent. Moreover, even if such an adjustment initially achieves a specified trading price or value, the trading price or value may fluctuate significantly throughout the applicable calendar month before an adjusted regular dividend rate per annum can become effective for a subsequent calendar month.
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
In addition, pursuant to SEC rules and regulations, Euroclear and Clearstream do not provide settlement services to any direct participant in the ICSDs having a U.S. residence, including, without limitation, U.S. banks, SEC- registered broker-

dealers (even if such broker-dealer does not have a U.S. residence), and foreign branches of U.S. banks or U.S. registered broker-dealers. This restriction may limit the ability of certain investors to hold or transfer STRE Stock unless they can access a non-U.S. custody provider, which may have a negative impact on trading activity and limit liquidity in the STRE Stock.
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
Holders of STRD Stock may not receive dividends on STRD Stock, which are discretionary and non-cumulative
Dividends on STRD Stock are discretionary and not cumulative. If our board of directors or any duly authorized committee thereof does not declare a dividend on STRD Stock in respect of any regular record date, then no dividend will be deemed to have accrued for such regular record date, be payable on the applicable dividend payment date or be cumulative, and we will have no obligation to pay any dividend for such regular record date, whether or not our board of directors or any duly authorized committee thereof declares a dividend on STRD Stock, any other series of our Preferred Stock or our common stock with respect to any subsequent regular record date. Accordingly, holders of STRD Stock may not receive dividends on STRD Stock.
Risks Related to Our Outstanding and Potential Future Indebtedness
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin strategy, fund our enterprise analytics software operations, and take advantage of new business opportunities
As of September 30, 2026, we had approximately $6.75 billion of outstanding indebtedness. See the “Liquidity and Capital Resources” section in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6, "Long-term Debt," to the Consolidated Financial Statements contained in Part I, Item 1 of this

Quarterly Report, for additional information about our outstanding indebtedness and associated contractual interest obligations.
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
The following table shows the purchases of STRC Stock by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company, for each fiscal month in the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of the Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions) (2)
July 1, 2026 through July 31, 2026	752,993	$87.88	752,993	$933.8
August 1, 2026 through August 31, 2026	5,977,209	$95.21	5,977,209	$364.8
September 1, 2026 through September 30, 2026	7,199,971	$98.21	7,199,971	$657.6
Total	13,930,173		13,930,173
(1) The average price per share and aggregate cost amounts disclosed above include broker commissions.
(2) On June 29, 2026, we announced that our board of directors authorized us to repurchase up to an aggregate purchase price of $1.0 billion of our outstanding preferred stock, including our STRF Stock, STRC Stock, STRK Stock and STRD Stock, under our preferred stock repurchase program. On September 8, 2026, we announced that our board of directors increased the aggregate purchase price authorized under such program to $2.0 billion, inclusive of any commissions, fees and expenses and any repurchases made under the program to date. The increased authorization is reflected only in the amount presented for September 2026 in the table above. Such program does not have an expiration date. We did not repurchase any other series of Preferred Stock in the three months ended September 30, 2026 pursuant to our preferred stock repurchase program.
On October 19, 2026, we announced that our board of directors approved an increase in the aggregate purchase price authorized under our preferred stock repurchase program from $2.0 billion to $3.0 billion (inclusive of any commissions, fees and expenses and inclusive of any repurchases made under the program to date).
Additionally, on June 29, 2026, we announced that our board of directors authorized us to repurchase up to an aggregate purchase price of $1.0 billion of our class A common stock under our common stock repurchase program. Such program does not have an expiration date. We did not repurchase any shares of our class A common stock during the three months ended September 30, 2026 pursuant to such program.
Repurchases under both programs may be made from time to time through open-market purchases, block trades, privately negotiated transactions, tender offers, exchange offers or other legally permissible means. The timing and amount of any repurchases will be determined by management based on its evaluation of market conditions, trading prices, liquidity, applicable legal requirements and other factors.
See Note 10, "Redeemable Preferred Stock" to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and "Capital Markets Activity" heading within Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding our repurchase programs, including activity through October 25, 2026.
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

3.5
Amended and Restated Certificate of Designations of 10.00% Series A Perpetual Strife Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2026 (File No. 001-42509)).

3.6
Second Amended and Restated Certificate of Designations of Variable Rate Series A Perpetual Stretch Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2026 (File No. 001-42509)).

3.7
Amended and Restated Certificate of Designations of 8.00% Series A Perpetual Strike Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2026 (File No. 001-42509)).

3.8
Amended and Restated Certificate of Designations of 10.00% Series A Perpetual Stride Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2026 (File No. 001-42509)).

3.9
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

4.14
Form of Certificate of 10.00% Series A Perpetual Strife Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2026 (File No. 001-42509)).

4.15
Form of Certificate of Variable Rate Series A Perpetual Stretch Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2026 (File No. 001-42509)).

4.16
Form of Certificate of 8.00% Series A Perpetual Strike Preferred Stock (incorporated herein by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2026 (File No. 001-42509)).

4.17
Form of Certificate of 10.00% Series A Perpetual Stride Preferred Stock (incorporated herein by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed with the SEC on October 29, 2026 (File No. 001-42509)).

4.18
Form of Certificate of 10.00% Series A Perpetual Stream Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2025 (File No. 001-42509)).

10.1
Omnibus Sales Agreement, dated as of November 4, 2025, as amended and supplemented to date, by and among Strategy and TD Securities (USA) LLC, StoneX Financial Inc., A.G.P./Alliance Global Partners, Barclays Capital Inc., BTIG, LLC, Canaccord Genuity LLC, Cantor Fitzgerald & Co., Clear Street LLC, Compass Point Research & Trading, LLC, H.C. Wainwright & Co., LLC, Keefe, Bruyette & Woods, Inc., Maxim Group LLC, Mizuho Securities USA LLC, Moelis & Company LLC, Morgan Stanley & Co. LLC, Santander US Capital Markets LLC, SG Americas Securities, LLC, and TCBI Securities, Inc., doing business as Texas Capital Securities, as sales agents.

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

Date: November 2, 2026